Form 10-Q
period 1995-09-24
VALENCE TECHNOLOGY INC
filed 1995-11-08
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0214673
     -------------------------------      ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization


                   301 Conestoga Way, Henderson, Nevada 89015
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (702) 558-1000
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)



           -----------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last reports



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject in such filing requirements for the past 90 days.


     (1) Yes   X     No            (2) Yes   X     No
             -----      -----              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      Common Stock $0.001 par value                21,658,993 shares
 --------------------------------------   -------------------------------------
                 (Class)                    (Outstanding at November 3, 1995)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                    for the quarter ended September 24, 1995
                                      ____


                                      INDEX


Part I.     Financial Information

   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            September 24 and March 26, 1995. . . . . . . . . . . . . . . . .  2

            Condensed Consolidated Statements of Operations
            for the period from March 3, 1989 (date of inception)
            through September 24, 1995 and for the each of the three
            and six months ended September 24, 1995 and
            September 25, 1994 . . . . . . . . . . . . . . . . . . . . . . .  3

            Condensed Consolidated Statements of Cash Flows
            for the period from March 3, 1989 (date of inception)
            through September 24, 1995 and for the each of the six
            months ended September 24, 1995 and
            September 25, 1994 . . . . . . . . . . . . . . . . . . . . . . .  4

            Notes to Condensed Consolidated Financial Statements . . . . . .  5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . .  7


Part II.    Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 10

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 10

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                      _____


                                                                          September 24,    March 26,
                                                                              1995           1995
                                                                          -------------   ----------
                             ASSETS
Current assets:
  Cash and cash equivalents                                                $    8,988     $   16,602
  Short-term investments                                                       40,571         42,989
  Accounts receivable                                                           1,137          1,089
  Interest receivable                                                             898            226
  Prepaids and other current assets                                               385            517
                                                                           ----------     ----------
          Total current assets                                                 51,979         61,423

Investments                                                                    13,400         14,880
Property, plant and equipment, net                                             14,452         15,491
Other assets                                                                      370            213
                                                                           ----------     ----------
          Total assets                                                     $   80,201     $   92,007
                                                                           ----------     ----------
                                                                           ----------     ----------

                           LIABILITIES
Current liabilities:
  Current portion of long-term debt                                        $    2,358     $    3,150
  Accounts payable                                                                836          2,417
  Accrued expenses                                                              8,743          7,828
  Accrued compensation                                                          1,334          1,222
  Related party - leases payable                                                  573          1,795
                                                                           ----------     ----------
          Total current liabilities                                            13,844         16,412

Long-term debt, less current portion                                            7,454          8,811
                                                                           ----------     ----------
          Total liabilities                                                    21,298         25,223
                                                                           ----------     ----------
Contingencies (Note 3).

                      STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
  Authorized:   10,000 shares;
  Issued and outstanding:  none
Common stock, $0.001 par value:
  Authorized:  50,000 shares;
  Issued and outstanding:  20,159 and 20,107 shares at September 24,
   1995 and March 26, 1995, respectively                                      140,292        136,065
Deficit accumulated during the development stage                              (81,866)       (70,045)
Cumulative translation adjustment                                                 477            764
                                                                           ----------     ----------
          Total stockholders' equity                                           58,903         66,784
                                                                           ----------     ----------
            Total liabilities and stockholders' equity                     $   80,201     $   92,007
                                                                           ----------     ----------
                                                                           ----------     ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                      _____



                                                    Period from
                                                   March 3, 1989
                                                (date of inception)        Three Months Ended               Six Months Ended
                                                      through         -----------------------------   -----------------------------
                                                   September 24,      September 24,   September 25,   September 24,   September 25,
                                                       1995               1995            1994            1995            1994
                                                -------------------   -------------   -------------   -------------   -------------
Revenue:
  Research and development contracts                  $  21,605                         $   1,625                       $   3,250
                                                      ---------                         ---------                       ---------
Costs and expenses:
  Research and development                               54,345         $   2,117           4,192       $   4,168           9,243
  Marketing                                               2,279                79             139             293             396
  General and administrative                             23,063             1,109           1,203           2,482           2,536
  Write-off of in-process technology                      8,212             6,064                           6,064
  Investment in Danish subsidiary                         3,489
  Special charges                                        18,872                             1,060                          18,652
                                                      ---------         ---------       ---------       ---------       ---------
          Total costs and expenses                      110,260             9,369           6,594          13,007          30,827
                                                      ---------         ---------       ---------       ---------       ---------
            Operating loss                              (88,655)           (9,369)         (4,969)        (13,007)        (27,577)

Interest income                                           9,350               955             979           1,730           1,932

Interest expenses                                        (2,561)             (264)           (218)           (544)           (375)
                                                      ---------         ---------       ---------       ---------       ---------

              Net loss                                $ (81,866)        $  (8,678)      $  (4,208)      $ (11,821)      $ (26,020)
                                                      ---------         ---------       ---------       ---------       ---------
                                                      ---------         ---------       ---------       ---------       ---------

Net loss per share                                    $     -           $   (0.43)      $   (0.21)      $   (0.59)      $   (1.30)
                                                      ---------         ---------       ---------       ---------       ---------
                                                      ---------         ---------       ---------       ---------       ---------

Shares used in computing net loss per share                 -              20,128          20,030          20,120          20,030
                                                      ---------         ---------       ---------       ---------       ---------
                                                      ---------         ---------       ---------       ---------       ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                      _____



                                                                 Period from
                                                                March 3, 1989
                                                             (date of inception)     Six Months          Six Months
                                                                   through              Ended               Ended
                                                                September 24,       September 24,       September 25,
                                                                    1995                1995                1994
                                                                 ----------          ----------          ----------
Cash flows from operating activities:
  Net loss                                                       $ (81,866)          $ (11,821)          $ (26,020)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                   13,039               1,929               2,590
    Write-off of equipment                                          15,830              (1,085)             18,652
    Write-off of in-process technology                               6,064               6,064
    Compensation related to stock options                            1,148                                     154
    Noncash charge related to acquisition of Danish
     subsidiary                                                      2,245
    Changes in assets and liabilities:
      Accounts receivable                                              (48)                (48)                 10
      Interest receivable                                             (890)               (672)                  9
      Notes receivable                                                (157)               (157)
      Prepaid expenses and other current assets                     (1,343)                127                (286)
      Accounts payable                                                 742              (1,574)             (4,799)
      Accrued liabilities                                            1,945                (613)               (313)
      Deferred revenue                                                                                        (496)
                                                                 ---------           ---------           ---------
        Net cash used in operating activities                      (43,291)             (7,850)            (10,499)
                                                                 ---------           ---------           ---------

Cash flows from investing activities
  Increase in long-term investments                               (344,345)            (93,627)            (28,198)
  Decrease in long-term investments                                288,374              95,525              26,092
  Capital expenditures                                             (33,941)               (374)             (8,020)
  Other                                                               (222)                                      8
                                                                 ---------           ---------           ---------

        Net cash provided by (used in) investing
         activities                                              (90,134)              1,524             (10,118)
                                                                 ---------           ---------           ---------

Cash flows from financing activities:
  Property and equipment grants                                      4,260                 322
  Maturities of restricted cash                                                                              1,201
  Borrowings of long-term debt                                      15,502                                   2,442
  Payments of long-term debt:
    Product development loan                                          (482)
    Shareholder and director                                        (6,173)
    Other long-term debt                                            (7,016)             (1,491)             (1,217)
  Proceeds from issuance of common stock, net of costs             136,495                 163                  13
                                                                 ---------           ---------           ---------

        Net cash provided by (used in) financing
         activities                                              142,586              (1,006)              2,439
                                                                 ---------           ---------           ---------

Effect of foreign exchange rates on cash and cash
 equivalents                                                        (173)               (282)               (104)

Increase (decrease) in cash and cash equivalents                     8,988              (7,614)            (18,282)

Cash and cash equivalents, beginning of period                                          16,602              26,188
                                                                 ---------           ---------           ---------

Cash and cash equivalents, end of period                         $   8,988           $   8,988           $   7,906
                                                                 ---------           ---------           ---------
                                                                 ---------           ---------           ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                      _____


1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of September 24, 1995 and March 26, 1995, its results of operations for the period from March 3, 1989 (date of inception) to September 24, 1995 and for each of the three-month and six-month periods ended September 24, 1995 and September 25, 1994 and its cash flows for the period from March 3, 1989 (date of inception) to September 24, 1995 and for each of the six-month periods ended September 24, 1995 and September 25, 1994. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 26, 1995. The year end condensed consolidated balance sheet data as of March 26, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations and the cash flows for the three-month and six-month periods ended September 24, 1995 are not necessarily indicative of results of operations and cash flows for any future period.

2.   NET LOSS PER SHARE:

     The computation of net loss per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included in the computation since their inclusion would be antidilutive.


                                    Continued

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (UNAUDITED)
                                      _____


3.   CONTINGENCIES:

     LITIGATION:

     In May 1994, a series of class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company and certain of its present and former officers and directors. By Court Order in July 1994, these lawsuits were consolidated, and in September 1994, the plaintiffs filed a consolidated and amended class action complaint (Complaint). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. All defendants filed motions to dismiss the Complaint in December 1994, which plaintiffs opposed. On May 8, 1995, defendants' motion to dismiss were granted in part and denied in part. The Court granted plaintiffs leave to file a Second Consolidated and Amended Complaint, which the Company believes will largely repeat the allegations from the Complaint that the Court found to be sufficient to state a claim. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously.

     The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.


4.   WRITE-OFF OF IN-PROCESS TECHNOLOGY:

     The Company incurred a one-time charge to operations of $6,064,000 for the write-off of in-process technology related to the Technology Transfer Agreement with Bell Communications Research, Inc. (Bell) in the second quarter of fiscal year 1996. Technological feasibility of the in-process technology acquired had not been established and there was no alternative future use.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

     The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group (Delphi, formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $81,866,000 from its inception to September 24, 1995.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 26, 1995.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 24, 1995 AND SEPTEMBER 25, 1994.

     During the three and six months ended September 24, 1995, the Company continued development activities under a research and development agreement with Delphi. That phase of a multi-year agreement, which provided for the aggregate funding of up to $20,000,000, was completed during the quarter ending September 25, 1994. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the second quarter and first half of fiscal 1996. Revenues of $1,625,000 and $3,250,000 were recognized during the second quarter and first half of fiscal 1995, respectively, under that phase of the Delphi agreement.

     In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $200,000 and $350,000 were recognized during the second quarter and first half of fiscal 1996, respectively, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

     In the first quarter of fiscal year 1995, the Company announced its intent to refocus its efforts on research and development and to slowdown completion of its volume manufacturing capacities. In the second quarter of fiscal year 1995, the Company also announced its intent to reduce its efforts related to commercialization of a battery containing a lithium metal anode and instead concentrate on the development of a lithium polymer battery containing an alternate lithium anode. The Company produced significant cost savings as a result of these activities.

     Research and development expenses were $2,117,000 and $4,168,000 during the three and six months ended September 24, 1995 as compared to $4,192,000 and $9,243,000 during the same periods of fiscal 1995. The decrease between comparable periods was primarily due to reductions in personnel and related costs concurrent with the Company's decision to slow completion of its volume manufacturing capacities and refocus on other aspects of research and development.

     Marketing expenses were $79,000 and $293,000 for the second quarter and first half of fiscal year 1996, respectively, as compared to $139,000 and $396,000 during similar periods of fiscal year 1995. The comparative decrease is the result of a decrease in headcount.

     General and administrative expenses decreased to $1,109,000 and $2,482,000 during the second quarter and first half of fiscal year 1996, respectively, down from $1,203,000 and $2,536,000 during fiscal year 1995 comparable periods. The decrease primarily reflects a reduction in spending and cost sharing with Delphi.

     The Company incurred a one-time charge to operations of $6,064,000 for the write-off of in-process technology related to the Technology Transfer Agreement with Bell Communications Research, Inc. (Bell) in the second quarter of fiscal year 1996. Technological feasibility of the in-process technology acquired had not been established and there was no alternative future use.

     Consistent with the fiscal year 1995 refocus on research and development, special charges in the second quarter and first half of fiscal year 1995 were $1,060,000 and $18,652,000 for which no tax benefit is currently available.
Such charges were made primarily to write-down equipment the Company had acquired, or is contractually committed to acquire, and which was originally intended for use in manufacturing batteries utilizing a lithium metal anode. An additional component of the special charges was for facilities consolidation costs.

     Interest income decreased to $955,000 and $1,730,000 during the second quarter and first half of fiscal year 1996, respectively, as compared to $979,000 and $1,932,000 during the prior fiscal year's same periods. This decrease is a result of fewer funds available during fiscal 1996 due to continued losses.

     Interest expense was $264,000 and $544,000 during the second quarter and first half of fiscal year 1996, respectively, as compared to $218,000 and $375,000 during the prior fiscal year's comparable periods. This increase is a result of additional long-term debt outstanding during the subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $7,850,000 net cash for operating activities during fiscal year 1996's first half, whereas it used $10,499,000 during the first half of fiscal year 1995, a decrease between comparable periods of $2,649,000. This net decrease primarily resulted from a reduction in losses (before special charge) partially offset by acquisition of the Bellcore technology.

     During the six months ended September 24, 1995, the Company provided $1,524,000 net cash from investing activities compared to a net usage of $10,118,000 during the first half of fiscal year 1995, an increase of $11,642,000 between comparable periods. The increase primarily was a result of a change in the net acquisition/maturity of investments, for which there were $1,898,000 net acquisitions during the first half of fiscal year 1996 as compared to $2,106,000 net maturities during the prior fiscal year first half. In addition, capital expenditures decreased to $374,000 during the first six months of this fiscal year as compared to $8,020,000 during last fiscal year's first six months.

     The Company used $1,006,000 net cash from financing activities during fiscal year 1996's first half versus providing $2,439,000 during the first six months of fiscal year 1996. This decrease resulted from lower borrowing levels.

     As a result of the above, the Company had a net decrease in cash and cash equivalents of $7,614,000 during the fiscal year 1996's first half, whereas it had a net decrease of $18,282,000 during the same period of fiscal year 1995.

     The Company's $2,000,000 working capital line of credit is available through November 1995. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of September 24, 1995, there are no outstanding letters of credit.

     During fiscal year 1994, the Company through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 1998. As of September 24, 1995, the Company had received grants aggregating L3,978,050 reducing remaining grants available to L23,576,950 (US. $36,756,000 as of September 24, 1995).

     As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of L12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to L4,035,000 until the Company has recognized $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland. Given the current status of the Company's product in relation to performance specifications contained within supply agreements with Motorola and HP, there are no assurances that the Company will be able to meet the agreement's revenue test.

     The amount of the grants available under the agreement and offers is primarily dependent on the level of capital expenditures made by the Company. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two year period immediately after the end of the five year grant period. The Company has guaranteed the subsidiary's obligations to the IDB under the agreement.

     There can be no assurance that the Company will be able to meet the requirements necessary for it to receive and retain grants under the IDB agreement and offers.

     The Company expects that its existing funds as of September 24, 1995, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of fiscal year 1997. The Company anticipates that it may needs substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

                           Part II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the stockholders of the Company was held on September 1, 1995.

     Company's stockholders elected the Board's nominees as directors by the votes indicated:

        Nominee                 Votes For              Votes Withheld
        -------                 ---------              --------------
        Calvin L. Reed          19,744,378                    350,654
        Carl E. Berg            19,737,331                    357,701
        Alan F. Shugart         19,748,063                    346,696

     The selection of Coopers & Lybrand as the Company's independent auditors was ratified with 19,835,135 votes in favor, 127,947 against and 131,950 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

     b.   REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the quarter ended September 24, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                              VALENCE TECHNOLOGY, INC.
                              (Registrant)






Date: November 8, 1995        By: /s/ David Archibald
                                  ------------------------------------
                                   David Archibald
                                   Director of Finance
                                   (Principal Financial and Accounting Officer)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                 STATEMENT OF CALCULATION OF NET LOSS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)
                                      _____



                                                   Three Months Ended               Six Months Ended
                                              -----------------------------   -----------------------------
                                              September 24,   September 25,   September 24,   September 25,
                                                  1995            1994            1995            1994
                                              -------------   -------------   -------------   -------------
Actual weighted average shares of common
   stock outstanding for the period                20,128          20,300          20,128          20,029

Dilutive common stock warrants and stock
   options
                                                ---------       ---------       ---------       ---------
             Total common and common
                equivalent shares                  20,128          20,300          20,128          20,029

Net loss for the period                         $  (8,678)      $  (4,208)      $ (11,821)      $ (26,020)

Net loss per share for the period               $   (0.43)      $   (0.21)      $   (0.59)      $   (1.30)




Dilutive common stock warrants and stock options have not been included in the calculation of common and common equivalent shares used to calculate net loss per share, as their inclusion would be antidilutive.