Form 10-Q
period 1995-12-24
VALENCE TECHNOLOGY INC
filed 1996-02-07
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 1995

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                77-0214673
--------------------------------------  ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                   301 Conestoga Way, Henderson, Nevada 89015
      ---------------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (702) 558-1000
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes   X    No                            (2) Yes   X    No
             -----     -----                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock $0.001 par value              21,664,993 shares
     ---------------------------------------  ---------------------------------
                    (Class)                  (Outstanding at February 1, 1996)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 24, 1995




                                      INDEX

                                                                           PAGES
                                                                           -----

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets as of
          December 24 and March 26, 1995 . . . . . . . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations
          for the period from March 3, 1989 (date of inception)
          to December 24, 1995 and for each of the three months and nine
          months ended December 24, 1995 and December 25, 1994 . . . . .    4

          Condensed Consolidated Statements of Cash Flows
          for the period from March 3, 1989 (date of inception)
          to December 24, 1995 and for each of the nine months
          ended December 24, 1995 and December 25, 1994  . . . . . . . .    5

          Notes to Consolidated Financial Statements . . . . . . . . . .    6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . .    8


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .   11

 Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . .   11


 SIGNATURES

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      _____

                                                           December 24,          March 26,
                                                              1995                 1995
                                                        ------------------   ------------------
                            ASSETS

Current assets:
    Cash and cash equivalents                               $   13,269          $   16,602
    Short-term investments                                      37,989              42,989
    Accounts receivable                                          1,369               1,089
    Interest receivable                                            224                 226
    Prepaids and other current assets                              427                 517
                                                        ------------------   ------------------
                Total current assets                            53,278              61,423

Investments                                                      9,668              14,880
Property, plant and equipment, net                              13,484              15,491
Other assets                                                       359                 213
                                                        ------------------   ------------------
                    Total assets                            $   76,789          $   92,007
                                                        ------------------   ------------------
                                                        ------------------   ------------------
                            LIABILITIES
Current liabilities:
    Current portion of long-term debt                       $    2,262          $    3,150
    Accounts payable                                               986               2,417
    Accrued expenses                                             8,247               7,828
    Accrued compensation                                         1,328               1,222
    Related party - leases payable                                 484               1,795
                                                        ------------------   ------------------
                Total current liabilities                       13,307              16,412

Long-term debt, less current portion                             6,712               8,811
                                                        ------------------   ------------------
                     Total liabilities                          20,019              25,223

Contingencies (Note 3).

                  STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
    Authorized:   10,000 shares;
    Issued and outstanding:  none

Common stock, $0.001 par value:
    Authorized:  50,000 shares;
    Issued and outstanding:  20,164 and 20,107
    shares at December 24, 1995 and
    March 26, 1995, respectively                               140,308             136,065
Deficit accumulated during the development stage               (84,019)            (70,045)
Cumulative translation adjustment                                  481                 764
                                                        ------------------   ------------------
                Total stockholders' equity                      56,770              66,784
                                                        ------------------   ------------------
                    Total liabilities and stockholders'
                    equity                                  $   76,789          $   92,007
                                                        ------------------   ------------------
                                                        ------------------   ------------------




The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      _____

                               Period from
                              March 3, 1989
                            (date of inception)          Three Months Ended                      Nine Months Ended
                                 through         ------------------------------------    -----------------------------------
                               December 24,        December 24,        December 25,       December 24,        December 25,
                                 1995                 1995                1994               1995                1994
                           --------------------  ----------------     ---------------    ---------------     ---------------
Revenue:
  Research and
    development
    contracts                 $   21,605                                 $   450                               $   3,700
                             -------------                              -------------                          -----------
Costs and expenses:
  Research and development        55,708           $   1,363               2,971           $   5,531              11,797
  Marketing                        2,369                  90                 142                 383                 539
  General and
    administrative                24,502               1,439               1,876               3,921               4,820
  Write-off of in-
    process
    technology                     8,212                   -                   -               6,064                   -
  Investment in
    Danish
    subsidiary                     3,489                   -                   -                   -                   -
  Special charges                 18,872                   -                   -                   -              18,652
                             -------------       -------------          -------------      -------------       -----------
    Total costs and
      expenses                   113,152               2,892               4,989              15,899              35,808
                             -------------       -------------          -------------      -------------       -----------
      Operating loss             (91,547)             (2,892)             (4,539)            (15,899)            (32,108)

Interest income                   10,261                 912                 703               2,642               2,627
Interest expenses                 (2,733)               (172)               (183)               (716)               (557)
                             -------------       -------------          -------------      -------------       -----------
           Net loss           $  (84,019)          $  (2,152)          $  (4,019)         $  (13,973)         $  (30,038)
                             -------------       -------------          -------------      -------------       -----------
                             -------------       -------------          -------------      -------------       -----------
Net loss per share            $        -           $   (0.11)          $   (0.20)         $    (0.69)         $    (1.50)
                             -------------       -------------          -------------      -------------       -----------
                             -------------       -------------          -------------      -------------       -----------
Shares used in
computing net loss per
share                                  -              20,134              20,081              20,160              20,046
                             -------------       -------------          -------------      -------------       -----------
                             -------------       -------------          -------------      -------------       -----------


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

                                                              Period from
                                                              March 3, 1989               Nine Months              Nine Months
                                                           (date of inception)               Ended                    Ended
                                                                 through                 December 24,             December 25,
                                                            December 24, 1995                1995                     1994
                                                           -------------------      -------------------       -------------------
Cash flows from operating activities:
  Net loss                                                    $     (84,019)           $     (13,973)           $     (30,038)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    14,010                    2,900                    3,447
    Write-off of equipment                                           13,682                   (1,085)                  18,652
    Write-off of in-process technology                                8,212                    6,064                        -
    Compensation related to stock options                             1,148                        -                      209
    Noncash charge related to acquisition
      of Danish subsidiary                                            2,245                        -                        -
    Changes in assets and liabilities:
      Accounts receivable                                              (280)                    (280)                  (2,495)
      Interest receivable                                              (217)                       1                      180
      Notes receivable                                                 (146)                    (146)                       -
      Prepaid expenses and other current assets                      (1,385)                      85                      303
      Accounts payable                                                  885                   (1,431)                  (6,048)
      Accrued liabilities                                             1,288                   (1,270)                  (4,784)
      Deferred revenue                                                    -                        -                      (46)
                                                              ----------------         ----------------         ----------------
        Net cash used in operating activities                       (44,577)                  (9,135)                 (20,620)
                                                              ----------------         ----------------         ----------------

Cash flows from investing activities:
  Purchase of long-term investments                                (376,800)                (126,082)                 (30,198)
  Proceeds from long-term investments                               327,145                  134,296                   37,786
  Capital expenditures                                              (34,008)                    (441)                  (4,553)
  Other                                                                (222)                       -                       12
                                                              ----------------         ----------------         ----------------
        Net cash provided by (used in)
        investing activities                                        (83,885)                   7,773                    3,047
                                                              ----------------         ----------------         ----------------
Cash flows from financing activities:
  Property and equipment grants                                       4,613                      675                    2,531
  Borrowings of long-term debt                                       15,502                        -                    4,942
  Payments of long-term debt:
    Product development loan                                           (482)                       -                        -
    Shareholder and director                                         (6,173)                       -                        -
    Other long-term debt                                             (8,028)                  (2,503)                  (2,248)
  Proceeds from issuance of common stock,
  net of costs                                                      136,511                      179                       28
                                                              ----------------         ----------------         ----------------
        Net cash provided by (used in)
        financing activities                                        141,943                   (1,649)                   5,253
                                                              ----------------         ----------------         ----------------
Effect of foreign exchange rates on cash and cash
  equivalents                                                          (212)                    (321)                     133

Increase (decrease) in cash and cash equivalents                     13,269                   (3,333)                 (12,187)

Cash and cash equivalents, beginning of period                            -                   16,602                   26,188
                                                              ----------------         ----------------         ----------------
Cash and cash equivalents, end of period                       $     13,269             $     13,269             $     14,001
                                                              ----------------         ----------------         ----------------
                                                              ----------------         ----------------         ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      _____


1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of December 24, 1995 and March 26, 1995, its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to December 24, 1995 and for each of the three-month and nine-month periods ended December 24, 1995 and December 25, 1994. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 26, 1995. The year end condensed consolidated balance sheet data as of March 26, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three-month and nine-month periods and the cash flows for the nine-months ended December 24, 1995 are not necessarily indicative of results of operations and cash flows for any future period.

2.   NET LOSS PER SHARE

The computation of net loss per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included in the computation since their inclusion would be antidilutive.

3.   CONTINGENCIES

LITIGATION

In May 1994, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995. ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously.

The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

4.   WRITE-OFF OF IN-PROCESS TECHNOLOGY

The Company incurred a one-time charge to operations of $6,064,000 for the write-off of in-process technology related to the Technology Transfer Agreement with Bell Communications Research, Inc. ("Bellcore") in the second quarter of fiscal year 1996. Technological feasibility of the in-process technology acquired had not been established and there was no alternative future use.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. It will be effective for the Company's fiscal year 1996. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123). "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" while it studies the implications of SFAS No. 123 and evaluates the effect, if any, on the financial conditions and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $84,019,000 from its inception to December 24, 1995.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 26, 1995.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 24, 1995 AND DECEMBER 25, 1994.

During the three and nine months ended December 24, 1995, the Company continued development activities under a research and development agreement with Delphi. That phase of a multi-year agreement, which provided for the aggregate funding of up to $20,000,000, was completed during the quarter ending September 25, 1994. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the third quarter and first nine months of fiscal 1996. Revenues of $450,000 and $3,700,000 were recognized during the third quarter and nine months of fiscal 1995, respectively, under that phase of the Delphi agreement.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 and $500,000 were recognized during the third quarter and nine months of fiscal 1996, respectively, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

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

Research and development expenses were $1,363,000 and $5,531,000 during the three and nine months ended December 24, 1995 as compared to $2,971,000 and $11,797,000 during the same periods of fiscal 1995. The decrease between comparable periods was primarily due to cost sharing with Delphi, reductions in personnel and related costs concurrent with the Company's decision to slow completion of its volume manufacturing capacities and refocus on other aspects of research and development.

Marketing expenses were $90,000 and $383,000 for the third quarter and nine months of fiscal year 1996, respectively, as compared to $142,000 and $539,000 during similar periods of fiscal year 1995. The comparative decrease is the result of a decrease in headcount.

General and administrative expenses decreased to $1,439,000 and $3,921,000 during the third quarter and nine months of fiscal year 1996, respectively, down from $1,876,000 and $4,820,000 during fiscal year 1995 comparable periods. The decrease primarily reflects a reduction in spending as well as cost sharing with Delphi.

Consistent with the fiscal year 1995 refocus on research and development, special charges in the first nine months of fiscal year 1995 were $18,652,000 for which no tax benefit is currently available. Such charges were made primarily to write-down equipment the Company had acquired, or is contractually committed to acquire, and which was originally intended for use in manufacturing batteries utilizing a lithium metal anode. An additional component of the special charges was for facilities consolidation costs.

Interest income increased to $912,000 and $2,642,000 during the third quarter and nine months of fiscal year 1996, respectively, as compared to $703,000 and $2,627,000 during the prior fiscal year's same periods. The third quarter difference is a result of accounting treatment of interest income during fiscal 1995.

Interest expense was $172,000 and $716,000 during the third quarter and nine months of fiscal year 1996, respectively, as compared to $183,000 and $557,000 during the prior fiscal year's comparable periods. This increase is a result of additional long-term debt outstanding during the subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $9,135,000 net cash for operating activities during fiscal year 1996's first nine months whereas it used $20,620,000 during the first nine months of fiscal year 1995, a decrease between comparable periods of $11,485,000. This net decrease primarily resulted from a reduction in losses (before special charge) partially offset by acquisition of the Bellcore technology.

During the nine months ended December 24, 1995, the Company provided $7,773,000 net cash from investing activities compared to $3,047,000 provided during the first nine months of fiscal year 1995, an increase of $4,726,000 between comparable periods. The increase primarily was a result of capital expenditures decreasing to $441,000 during the first nine months of this fiscal year as compared to $4,553,000 during last fiscal year's first nine months.

The Company used $1,649,000 net cash from financing activities during fiscal year 1996's first nine months versus providing $5,253,000 during the first nine months of fiscal year 1996. This decrease resulted from lower borrowing levels.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $3,333,000 during the fiscal year 1996's first nine months, whereas it had a net decrease of $12,187,000 during the same period of fiscal year 1995.

The Company's $2,000,000 working capital line of credit is available through February 15, 1996. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of December 24, 1995, there are no outstanding letters of credit.

During fiscal year 1994, the Company through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 1998. As of December 24, 1995, the Company had received grants aggregating L3,978,050 reducing remaining grants available to L23,576,950 (US. $36,756,000 as of December 24, 1995).

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of L12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to L4,035,000 until the Company has recognized $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland. Given that the Company has no agreements to supply batteries using its current technology, there are no assurances that the Company will be able to meet the agreement's revenue test.

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

The Company expects that its existing funds as of December 24, 1995, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of fiscal year 1997. The Company anticipates that it may need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. It will be effective for the Company's fiscal year 1996. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123). "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" while it studies the implications of SFAS No. 123 and evaluates the effect, if any, on the financial conditions and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1996.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In May 1994, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995. ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     b.   REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the quarter ended December 24, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        VALENCE TECHNOLOGY, INC.
                                        (Registrant)






Date: February 6, 1996                  By:  /s/ David Archibald
                                             --------------------
                                             David Archibald
                                             Director of Finance
                                             (Principal Financial and
                                             Accounting Officer)