Form 10-K405
period 1996-03-31
VALENCE TECHNOLOGY INC
filed 1996-07-02
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10K

(Mark One)
[X] Annual report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended MARCH 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to _____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     77-0214673
          --------                                     ----------
(STATE OR OTHER JURISDICTION            (I.R.S.  EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)

                                301 CONESTOGA WAY
                             HENDERSON, NEVADA 89015
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code is (702) 558-1000

                                   ___________

           Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
          Common                                           NASDAQ

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 $.001 par value

                                   __________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates on June 20, 1996 (based upon the NASDAQ/NMS closing price on such date) was $88,878,662.

     As of June 20, 1996, there were 21,670,000 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held August 29, 1996 (Part
III), are incorporated by reference to the extent stated herein.


                                                Exhibit Index on pages 18 and 19

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
PART I

The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

ITEM 1
BUSINESS

OVERVIEW

Valence is engaged in research and development to produce advanced rechargeable batteries based upon lithium ion and polymer technologies. The Company's objective is to become a leading provider of rechargeable batteries. The Company announced in July 1995 that it had obtained a license to a plastic lithium battery technology from Bell Communications Research, Inc. ("Bellcore"). Since that time, the Company has been working to integrate the Bellcore technology with its own lithium polymer battery technology. At the same time, the Company has been progressing in the redesign and modifications to its manufacturing equipment in Northern Ireland to support a commercial introduction of this new battery design.

Widespread use of a variety of portable consumer electronics such as portable computers, cellular telephones, camcorders and handheld power tools, as well as continued demand from conventional applications such as automobiles, have resulted in large markets for rechargeable batteries. These new and conventional applications are placing growing demands on existing battery technologies to deliver increasing amounts of electricity through smaller and lighter batteries. In some cases, current battery capabilities are a major limitation to the introduction of enhanced electronic products.

Valence is a development stage company and its current research prototype batteries do not meet all of the exacting specifications demanded by the marketplace. Except for insubstantial revenues from limited sales of prototype lithium polymer batteries, substantially all of the Company's revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group of General Motors Corporation ("Delphi" - formerly Delco-Remy Division), and the Company presently has no products available for sale. Prior to commencing volume production, the Company does not expect to receive any significant revenues from the sale of its products. To achieve profitable operations, the Company must successfully develop, manufacture and market its products. There can be no assurance that any products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed or achieve market acceptance.

In the event that the Company's research and development activities lead to commercially viable products, to accelerate the introduction of its batteries into the portable consumer electronics and telecommunications markets, the Company's strategy is expected to be to provide prototype batteries to a limited number of potential OEM customers, with the expectation that, if the Company's prototype batteries meet customer requirements, batteries incorporating this technology will be incorporated into advance product designs. In working with OEMs, the Company will seek to obtain technical assistance in designing its batteries for industry-specific applications. To date, the Company has been unable to produce commercially-viable prototype batteries, based on its new technology, to deliver to OEMs. There can be no assurance that the Company's discussions with OEMs will result in any such relationships or, if such relationships are initiated, that the relationships will achieve their goals. The Company had established relationships with Motorola, Inc. ("Motorola") and the Hewlett-Packard Company ("Hewlett-Packard"), initially covering the prior generation of the Company's technology, which has since been substantially abandoned. The Company believes that these potential customers will continue to be interested in advanced rechargeable batteries from the Company, should the Company's program succeed in meeting their exacting requirements.

THE BATTERY INDUSTRY

There are two types of batteries, primary and rechargeable. A primary battery is used until discharged and then discarded. In contrast, after a rechargeable battery is discharged, it can be recharged to near full capacity and used again. Rechargeable batteries are generally usable in all primary battery applications as well as other applications, such as portable computers, cellular telephones, camcorders, automobiles and cordless tools and appliances.

In the rechargeable battery market, the principal competitive technologies are NiCad, lead acid, nickel metal hydride, and liquid and solid electrolyte lithium metal and lithium ion batteries. NiCad batteries are currently the most widely used batteries in portable electronics. Lead acid batteries are primarily used in automobiles and, to a
                                       -2-
lesser degree, are also used in a sealed form in certain portable electronic products. Nickel metal hydride batteries, which offer certain performance and environmental improvements over NiCad batteries, have been introduced into the market and compete directly with existing applications for NiCad batteries.
Sony and other Japanese manufacturers have introduced liquid electrolyte lithium ion batteries. Liquid electrolyte lithium ion batteries offer significant advantages in energy density and cycle life over conventional rechargeable battery technologies currently in use and are expected by the Company to be the technology of choice for high value added applications. Sony and other manufacturers are offering liquid electrolyte lithium ion batteries in the marketplace and to OEMs in significant volumes. Bellcore has licensed its plastic lithium ion battery technology to as many as nine other companies, in addition to the Company, although their identities have not been announced. As OEMs frequently require extensive lead times to design new batteries into their products, the availability of these liquid and solid electrolyte lithium ion batteries from the Company's competitors could materially adversely affect the demand for, and market acceptance and penetration of the Company's products, if and when developed. Additionally, the Company will have to compete with the other Bellcore licensees, who will have access to essentially the same base technology as the Company.

THE COMPANY'S LITHIUM POLYMER BATTERY TECHNOLOGY

The Company's current research design is a hybrid of the Company's proprietary battery technology and the licensed Bellcore technology. The Company's current research design contains no metallic lithium, unlike earlier Company designs, but rather moves lithium ions from an anode to a cathode on discharge, and from the cathode to the anode on recharge. The lithium ions are stored in either the cathode or anode, and do not form metallic lithium. This type of system is often referred to as "rocking chair battery," because the lithium ions are "rocked" back and forth between the cathode and anode.

The Company's research prototype battery is composed of flexible solid plastic matrixes which are formed into an anode matrix layer, a separator matrix layer, and a cathode matrix layer. The anode matrix layer contains a carbon material capable of holding lithium ions. The separator matrix layer is composed of only the plastic matrix. The cathode matrix layer contains metal oxide material that stores lithium ions. After the matrix layers are formed and cut into the desired shape, they are laminated together to form a cell. The cell is interconnected to other like cells to form a battery. Plasticizer material in the cell matrix layers is then extracted, leaving voids throughout the matrix layers of the cells. Finally, liquid electrolyte is absorbed into the cell, filling the voids left by the extracted filler material, activating the cells and the battery.

In conventional liquid electrolyte batteries, the liquid electrolyte that permeates the battery's components is sealed in a metal container to assure its contact with all the internal components of the battery. The liquid electrolyte in the Company's battery is contained within the solid polymer matrix that forms the anode, separator and cathode matrix layers. Because the liquid electrolyte is contained in the solid polymer matrix and is therefore in intimate contact with anode and cathode materials, it does not need to be held under pressure, and the battery can be packaged in a thin flexible plastic/foil packaging material, instead of a metal container, which reduces weight and volume.

The Company believes that its lithium polymer battery technology will constitute an advance over most rechargeable battery technologies currently available in the market, although its program is still in the research and development phase and therefore substantial uncertainties exist. The Company believes that energy density is the most important performance characteristic for comparing battery technologies. The Company's research prototype lithium polymer batteries have demonstrated energy density generally superior to most other rechargeable technologies, except for some liquid electrolyte lithium ion batteries, although the Company has experienced variability in energy density in its research prototype designs. Greater energy density will permit the use of batteries for a given size or weight with energy capacity significantly exceeding that of batteries currently in use. Alternatively, greater energy density will enable the use of smaller and lighter batteries with energy capacity comparable to those currently marketed.

In addition, form factor, or the shape of a battery, can affect the packaging efficiency of batteries. For example, some battery technologies are best suited to cylindrical shapes, but if cylinders must be stacked, an approximately 22% loss in packaging efficiency results. Because the Company's research prototype battery is produced as a thin laminate, it can be shaped into a variety of form factors, including very thin batteries. The Company is currently evaluating the performance effects of various battery shapes with regard to energy density, recharge cycles and safety concerns.

In addition, battery technologies vary in relative safety as a result of their differing chemical compositions. Most battery technologies incorporate a liquid electrolyte which, if leaked, may be dangerous. In addition, in the event of a short circuit or other physical damage to the battery, the liquid electrolyte may be free to flow to the reaction site and produce a continuous chemical reaction. This reaction may result in excess heat or a gas release and, if not properly released, may be explosive. The Company's lithium polymer battery technology appears to avoid these risks, because the liquid electrolyte in the Company's current research prototypes is held in the solid polymer matrix and should not be free to leak or freely flow to a reaction site.

The Company has not completed safety testing and does not know whether the advantages inherent in the Company's technology will make the battery as safe or safer than other battery technology. As part of the Company's safety testing program, prototype batteries of various sizes, designs, and chemical formulations are subject to abuse testing, where the battery is subjected to conditions outside the expected normal operating conditions of the battery. While some prototype batteries have survived these test, others have vented gases, containing vaporized solvents from the electrolyte, which have caught fire. Such results were generally expected and, until the testing is completed, the Company cannot make a valid determination as to the safety envelope in which the battery must be operated. Additionally, each new battery design requires new safety testing. There can, therefore, be no assurance that safety problems will not develop with respect to the Company's battery technology, that would prevent commercial introduction.

The Company's products will incorporate materials containing lithium ions.
While these materials are less reactive than metallic lithium, which is known in its metallic form to cause explosions and fires if not properly handled, it is possible that special handling will be required. Although the Company believes that its research prototype batteries designed for portable electronics applications do not present safety risks substantially different from those inherent in currently marketed non-lithium batteries or other liquid electrolyte lithium ion batteries, there can be no assurance that safety problems will not develop in the future. The Company is aware that if the amounts of active materials in the anode and cathode are not properly balanced and the charge / discharge regime is not properly managed, metallic lithium may be plated within the battery packaging. The plating of lithium in a lithium ion battery is a dangerous situation and other lithium ion battery manufacturers include special safety circuitry within the battery to prevent such a condition. The Company expects that such circuitry will have to be used by its customers. The Company is currently conducting research to determine whether its lithium polymer battery technology poses increased risks when used in larger size batteries because of the larger amount of ionic lithium contained in the battery, and increased amount of energy stored in the battery.

The Company incorporates safety policies in its research and development activities and will do so in its manufacturing processes, designed to minimize safety risks, although there can be no assurance that an accident in its facilities will not occur. Any accident, whether occasioned by the use of a battery or in the Company's operations, could result in significant delays or claims for damages resulting from injuries, which would adversely affect the Company's operations and financial condition.

MARKETS AND APPLICATIONS

The Company believes that its battery technology, if it can lead to commercial products, will potentially be usable in a number of applications, including as a portable, rechargeable power source for portable electronics products, automotive SLI, electric vehicles and military equipment. To commercialize its products in the foregoing markets, the Company will be dependent upon obtaining assistance from OEMs into whose products the Company's future batteries will have to be incorporated. Other than certain research and development commitments from Delphi and a joint research and development agreement with Eveready Battery Company ("Eveready"), to date the Company has not received any commitments either for the development of its technology or for the purchase of its products. There can be no assurance that the Company will succeed in establishing additional relationships or that the Company's products and technology will ever receive market acceptance.

THIRD PARTY RELATIONSHIPS

     DELPHI

In 1991, to leverage its limited resources and accelerate the introduction of its lithium polymer batteries, the Company entered into a research and development agreement with Delphi to develop lithium polymer batteries for the land, marine and air vehicular and load leveling markets. Under the agreement, the Company obtained a multi-year funding commitment of $20,000,000 and, if its batteries are successfully commercialized by Delphi, will receive ongoing royalties. Upon completion of the 1991 agreement, the Company and Delphi, in June 1994, extended the 1991 agreement until the end of 1994, for an additional fee of $900,000. Both the 1991 agreement and the June 1994 extension have been completed and the Company has received full payment under those agreements.

In September 1994, the Company and Delphi entered into a new agreement for Joint Research and Development for a five year period which began in September 1994, with payments to Valence of a $50,000 monthly research and development access fee. Under this agreement the Company and Delphi agreed to co-locate their research and development efforts at an unoccupied lithium battery manufacturing facility located in Henderson, Nevada. As of June 1995, both parties had relocated to the facility and begun joint research efforts. Under the agreement, Delphi, in addition to the monthly research and development access fee, will pay a majority portion of the operating expenses of the facility.

Delphi is a leading manufacturer of SLI batteries in North America, producing batteries for new General Motors Corporation vehicles and the replacement market. Delphi is experienced in working with a number of currently-used battery technologies and is a leader in the research and development of innovative battery technologies. Under its agreements with the Company, Delphi provides fundamental research assistance and manufacturing expertise. The Company's work with Delphi has enhanced the Company's scientific and technical understanding of its lithium polymer battery.

The Company has granted Delphi worldwide, exclusive licenses under the Company's patents and technical information to manufacture, use and sell lithium polymer batteries for commercial land, marine and air vehicles, electric vehicles, and for electric utility load leveling, the storage of energy produced at off peak periods for release during peak demand. Each license converts to a non-exclusive license four years after the first commercial sale of such a battery. Under the agreement, Delphi granted to the Company an exclusive license under Delphi's patents and technical information to manufacture, use and sell lithium polymer batteries, other than the vehicular and load leveling batteries exclusively licensed to Delphi, and a non-exclusive license under Delphi's patents and technical information to manufacture vehicular and load leveling batteries after the termination of Delphi's exclusive rights. The Company's exclusive license converts to a non-exclusive license four years after the first commercial sale of a battery by the Company. As additional compensation to the Company, Delphi agreed to pay royalties to the Company on each battery manufactured under Delphi's license until 2008. However, in procuring the right to sublicense Bellcore technology to Delphi, the Company agreed to pass on to Bellcore substantially all royalties received from Delphi. The Company hopes that its greatest benefit from the Delphi license will be the cost leverage from Delphi's potential substantial materials purchases from third party vendors.


     VALTRON TECHNOLOGY PTE. LTD.

In March 1994, the Company and Goldtron Ltd. ("Goldtron") signed an agreement to establish a joint venture company in Singapore to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies. Goldtron is a worldwide developer, manufacturer and distributor of electronic and telecommunications products, with extensive distribution channels in the Far East, as well as worldwide distribution capabilities. In light of the Company's refocus on research and development, the Company and Goldtron have put the Joint Venture on hold, awaiting development of a viable battery technology that Valtron may be able to manufacture.

If the joint venture is reactivated, it is anticipated that the Company will supply the new joint venture company with its proprietary laminates, from which the new joint venture company will manufacture batteries for certain agreed upon applications. The parties will evaluate potential products for marketing by the new joint venture company, including uninterruptable power supplies and personal lighting systems. Other battery applications may also be proposed by the new joint venture company. It should be noted, however, that selection of candidate product opportunities will be delayed by the parties pending further research and development activities by Valence.

     EVEREADY BATTERY COMPANY

In May 1994, the Company signed a joint development and license agreement with Eveready for cross-licensing of all background technology, and certain foreground technology developed during a two-year period. Under the cross-license, Valence has access to Energizer's extensive battery technology portfolio to apply to Valence's advanced polymer batteries, including two patents that Eveready believes cover the Company's use of a manganese oxide, used in the Company's current research prototypes. Eveready has access to Valence's battery technology portfolio, including its proprietary solid state electrolyte, to make advanced polymer round cell batteries. Under certain conditions, including commercialization of round cell batteries by Eveready and meeting of certain requirements to purchase non-round cell batteries from Valence, Eveready may produce non-round cell batteries. In addition, if Eveready commercializes batteries using Valence's background technology, Valence will receive royalties.

In August 1994, Eveready, Delphi and Valence amended the Delphi / Valence agreement and the Eveready / Valence agreement to form a joint three-way steering committee for the parties' research and development efforts. Additionally, Valence sublicensed certain proprietary rights, including patents, trade secrets and technical know-how, it had received from each party to the other party, to form a three-way cross-license arrangement.

In June 1995, when the Company took the license to the Bellcore technology, the Company was prohibited from sharing information regarding this technology to non-Bellcore licensees. To date, Eveready has not taken a license to the Bellcore technology, and the Company has been prohibited from working with Eveready on certain of its research and development efforts.

     BELL COMMUNICATIONS RESEARCH, INC.

In June 1995, the Company entered into a non-exclusive license agreement with Bellcore, to license Bellcore's plastic lithium battery technology. Under this agreement, the Company received rights to patents, trade secrets and knowhow developed by Bellcore. The Company is in the process of integrating the Bellcore technology with the Company's lithium polymer technology, and believes that the Bellcore technology provides solutions to several technical problems the Company was facing with regard to its technology. As part of the agreement, which includes license fees and royalty payments, Bellcore received a minority equity position in the Company of 1,500,000 shares of common stock. Additionally, the Company secured the right to grant to Delphi a limited sublicense to the Bellcore technology for experimental use, and the right to grant an option to Delphi for a sublicense to make, have made, use and sell batteries for land, marine, and air vehicles, including electric vehicles, and utility load-leveling applications.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company's research and product development expenses in fiscal years 1994, 1995 and 1996 were approximately $21,465,000, $14,762,000 and $8,047,000 respectively. During the same periods, the Company received reimbursements for research and development activities and earned development contract revenues of $7,295,000, $4,150,000 and nil, respectively.

The Company's research personnel are divided into two groups: the battery research and development group and the battery engineering group. The Company's battery research and development group works on developing the existing technology, materials and processing methods and developing the Company's battery technology. The 13 people in this group have expertise in chemical engineering, process control, safety, and anode, cathode and electrolyte chemistry and physics, polymer chemistry and radiation chemistry, thin film technologies, coating technologies, and anode, cathode and electrolyte chemistry, formulation, analytical chemistry and material science.

The battery engineering group designs products for eventual sale to customers. Its current objectives are to provide prototypes to prospective customers and to improve current designs and manufacturing methods. The principal objectives of this group also include making significant improvements in battery design to increase energy densities and cycling capabilities. The 14 people in this group have expertise in battery design, failure analysis, packaging engineering, process development and manufacturing engineering.

MANUFACTURING

The Company's research prototype battery is produced using thin film laminate technology. The cathode and anode ("electrodes") matrix layers, and separator matrix layer are manufactured utilizing coating techniques. These matrix layers may be either cut or stamped out into various engineered configurations, which are then laminated together to form cells. These cells can then be stacked and connected to form a functional battery, which is finally packaged and tested.

Even if the Company's current research and development activities result in the design of batteries with commercially desirable characteristics, to be successful, the Company will have to manufacture in commercial quantities products with appropriate performance characteristics at competitive costs. At present, the Company has, at its Henderson, Nevada facility, manual coating, laminating, assembly and packaging lines that produce small quantities of prototype batteries for internal testing and eventual customer sampling. For coating the matrix layers, the Company is adapting existing manufacturing technologies and processes. However, further development of manufacturing technology may be delayed pending further research and development activities by the Company and the definition of manufacturable specifications with OEM customers.

In September 1993, the Company signed an agreement to open an automated manufacturing plant in Mallusk, Northern Ireland. The Company currently occupies 80,000 square feet, and may add 50,000 square feet at some point in the future. The Company, with its equipment suppliers, has designed and constructed a high volume, automated assembly and packaging line for the Northern Ireland facility. The Company's high volume manufacturing equipment was specifically designed for use with the Company's prior metallic lithium anode technology.
The Company is working with its equipment suppliers to redesign and modify this equipment to work with the Company's new battery technology. The amount of redesign and modification that is required is substantial and there can be no assurance that such redesign and modifications will work or will be cost effective. If all or some of the equipment in Northern Ireland cannot be effectively redesigned and modified, the Company will have to procure new equipment at considerable expense and loss of time.

COMPETITION

Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Company. The Company believes that its lithium polymer batteries will compete in most segments of the rechargeable battery market.

In the rechargeable battery market, the principal competitive technologies currently marketed are NiCad batteries, lead acid batteries, nickel metal hydride batteries and liquid electrolyte lithium ion batteries. Eveready, Sanyo Electric Co., Ltd., and Matsushita Industrial Co., Ltd., among others, currently manufacture NiCad batteries. Major lead acid manufacturers include Delphi, Johnson Controls, Exide Corp., Portable Energy Products, Inc., Hawker Energy Products and Yuasa Battery Co., Ltd. Manufacturers of nickel metal hydride batteries include Matsushita Industrial Co., Ltd., Toshiba, Eveready, Sanyo Electric Co. and Sony. Duracell Inc. has announced that it intends to manufacture a nickel metal hydride battery. Sony produces a liquid electrolyte lithium ion battery used in Sony's products, and sold to OEMs. Toshiba has announced the formation of a joint venture with Asahi Chemical Industry Company to manufacture liquid electrolyte lithium ion batteries. Toshiba has also announced the availability of a notebook computer incorporating a liquid electrolyte lithium ion battery. In addition, the Company believes that Saft America Inc., Ray O Vac, Matsushita Industrial Co., Ltd., Moli Energy and Sanyo Electric Co., Ltd. have developed liquid electrolyte lithium ion batteries. The capabilities of many of these competing technologies have improved over the past year, which has resulted in a customer perception that the Company's lithium polymer technology may not offer as many advantages as previously anticipated. Sony has consistently been improving the energy density of its lithium ion battery over the last several years.

Liquid electrolyte lithium ion batteries offer significant advantages in energy density and cycle life over the principal rechargeable battery technologies currently in use and are expected by the Company to be the emerging technology most competitive to the Company's technology. Sony or other manufacturers are offering liquid electrolyte lithium ion batteries in the marketplace and to OEMs in substantial volumes prior to the Company's commencement of volume production. As OEMs frequently require extensive lead times to design new batteries into their products, the availability of liquid electrolyte lithium ion batteries could materially adversely affect the demand for, and market acceptance and penetration of, the Company's products.

In addition to currently marketed technologies, a number of companies are undertaking research in rechargeable battery technologies, including work on lithium polymer technology. Reportedly, as many as nine other companies have taken licenses to Bellcore's battery technology, although their identity has not been announced. Ultralife Batteries, Inc., who acquired Dowty Battery Company in the United Kingdom in 1994, has announced shipment of prototype lithium ion polymer batteries, and has announced plans to begin commercial shipments in 1996. Hydro-Quebec in Canada has signed an agreement with Yuasa Battery Co., Ltd. of Japan for technology transfer and the manufacture of lithium ion polymer batteries. Recently, Hydro-Quebec and Yuasa have announced the introduction of such a rechargeable lithium polymer battery. The Company believes that other research and development activities on lithium polymer batteries are taking place at W. R. Grace & Co., 3M, Alliant, and Ray O Vac in the U.S. and at other companies in Japan. In May 1995, Moltech Corp. announced that it expected to begin production shipments of its lithium polymer batteries in mid-to-late 1996. In October 1992, the United States Advanced Battery Consortium ("USABC") awarded the first $6,300,000 of a three-year $24,500,000 contract to a group consisting of W. R. Grace & Co., Johnson Controls and affiliated laboratories to develop a thin-film lithium polymer bipolar battery utilizing solid polymer electrolytes. At that time, the USABC also awarded a three-year $17,300,000 contract to Saft America Inc. to pursue a bipolar form of the lithium iron disulfide battery first developed at the Argonne National Laboratory. In December 1993, the USABC announced the grant of a two-year C$33,000,000 contract to a partnership formed by 3M, Hydro-Quebec and Argonne for the development of lithium polymer batteries for electric vehicles, for which a second phase was announced in February 1996, for $27,400,000. The Company also believes that research is underway on zinc air, aluminum air, sodium sulphur, zinc bromine and nickel zinc battery technologies. No assurance can be given that such companies are not developing batteries similar or superior to the Company's lithium polymer batteries.

PATENTS AND TRADE SECRETS

The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

As of March 31, 1996, the Company held 107 patents and had 71 patent applications pending in the United States. The Company was preparing 85 additional patent applications for filing in the United States. Of the issued United States patents, the Company believes one patent, which expires in 2006, was fundamental to the protection of the Company's prior lithium metal anode technology, although it has no bearing on the Company's new battery technology. This patent has been accepted for reexamination by the United States Patent and Trademark Office, by request of a third party, who cited to the patent office significant new, and previously reviewed prior art, allegedly showing anticipation and/or obviousness. The Company also actively pursues foreign patent protection in countries of interest to the Company. As of March 31, 1996, the Company had been granted 14 foreign patents and had 68 patent applications pending in foreign countries.

Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications will result in issued patents or that any of its issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and thus there can be no assurance that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If the Company is found to be infringing third party patents, there can be no assurance that licenses that might be required for the Company's products would be available on reasonable terms, if at all.

In addition to potential patent protection, the Company relies on the laws of unfair competition and trade secrets to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

REGULATION

Prior to the commercial introduction of the Company's batteries into a number of markets, the Company may seek to obtain approval of its products by one or more of the organizations engaged in testing product safety. Such approvals could require significant time and resources from the Company's technical staff and, if redesign were necessary, could result in a delay in the introduction of the Company's products.





Pursuant to the regulations of the United States Department of Transportation ("DOT"), a permit is required to transport lithium across state lines. The International Air Transport Association ("IATA") similarly regulates the international shipment of lithium. At this time, lithium ion batteries, because they contain no metallic lithium, are not subject to these regulations and are being freely shipped. However, there can be no assurance that DOT or IATA will not decide to regulate the shipment of lithium ion batteries in the future. While, in such an event, the Company believes that DOT has granted permits for, and IATA has allowed, the transport of rechargeable lithium-based batteries in the past, there can be no assurance that DOT and IATA would permit the Company's batteries to be shipped or used by the general public, or that changes in such regulations, or in their enforcement, will not impose costly requirements or otherwise impede the transport of lithium. In addition, the DOT and IATA approval processes would require significant time and resources from the Company's technical staff and if redesign were necessary, could delay the introduction of the Company's products.

The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operation of the Company's Henderson, Nevada manufacturing facilities. Because of the risks generally associated with the use of lithium, the Company expects rigorous enforcement. No assurance can be given that the Company will not encounter any difficulties in complying with applicable health and safety regulations.

Federal, state and local regulations impose various environmental controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Although the Company believes its activities conform to current environmental regulations, there can be no assurance that changes in such regulations will not impose costly equipment or other requirements. Any failure by the Company to adequately control the discharge of hazardous wastes could also subject it to future liabilities.

HUMAN RESOURCES

As of June 20, 1996, the Company had 78 full-time employees, of whom 11 held Ph.D. degrees. Of these employees, 14 are fully subcontracted to Delphi, and 13 are shared with Delphi Of the total, 13 employees were engaged in research and development, 14 in battery engineering, 38 in operations and 13 in marketing, general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good. In addition to the above employees, as of June 20, 1996, the Company's Dutch subsidiary had 13 employees located in Northern Ireland.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 31, 1996, are as follows:

     Name                     Age       Position
     ----                     ---       --------
     Calvin L. Reed            53       Chairman of the Board, President, Chief
                                        Executive Officer
     William J. Masuda         47       Executive Vice President, Worldwide
                                        Operations
     David P. Archibald        55       Vice President and Chief Financial
                                        Officer
     Ralph J. Brodd            67       Vice President, Research and Development
     Robert J. Horning         53       Vice President, Engineering
     Bradley A. Perkins        38       Vice President, General Counsel and
                                        Secretary

Mr. Reed joined the Company as President and Chief Operating Officer in
July 1991 and became a director of the Company in September 1991.  In
October 1993, Mr. Reed was also appointed Chairman of the Board and Chief Executive Officer. From April 1987 to June 1991, Mr. Reed was Vice President of Operations at Seagate Technology, Inc. ("Seagate"), a disk drive manufacturer, where he was responsible for the Singapore and the Scotts Valley, California operations. From February 1982 to April 1987, Mr. Reed was Corporate Vice President and General Manager of IMI/Corvus Systems, a disk drive and computer peripheral manufacturer, where he was responsible for manufacturing, engineering, management information systems and corporate facilities operations.

Mr. Masuda joined the Company as Vice President, Operations in April 1992. In August of 1994, Mr. Masuda was made Executive Vice President, Worldwide Operations. From September 1993 to May 1994, Mr. Masuda was an employee and General Manager of Valence Technology Cayman Island Inc., a subsidiary of the Company. From September 1989 to April 1992, Mr. Masuda was President and Chief Executive Officer of Eagleson Industries, Inc., a subcontract manufacturer. During that same period, Mr. Masuda was also Vice President of Operations for Computer Memory Disk, a disk manufacturer and subsidiary of Furukawa Electric. From June 1985 to September 1989, Mr. Masuda was with KSI Disc Products, Inc., a disk manufacturer, as the Vice President of Operations from June 1985 to February 1988 and as President and Chief Operating Officer from February 1988 to September 1989.

Mr. Archibald joined the Company as Director of Finance in June 1995 and became Vice President and Chief Financial Officer in February 1996. From February 1989 to May 1995, Mr. Archibald was Finance Director at Staveley Industries plc, a manufacturer of high and low technology products. From June 1986 to December 1988, Mr. Archibald was controller for Handi-Kup, a division of James River Corporation.

Dr. Brodd joined the Company as Consulting Staff Scientist and Director of Marketing in April 1992. He briefly left the Company from November 1993 to January 1994, to be Vice President of Technology at Bolder Technology,

Inc. In May 1995, he became Vice President, Marketing, and in May 1996 he became Vice President, Research and Development. Prior to joining the Company, Dr. Brodd was Manager, Lithium Power Sources at Gould, Inc., since April 1986. Dr. Brodd holds a Ph.D. from the University of Texas.

Mr. Horning joined the Company as Director of Product Engineering in
January 1993 and became Vice President, Engineering in September 1993. From April 1987 to January 1993, Mr. Horning was Manager of Engineering at Alliant Techsystems Inc. (formerly a subsidiary of Honeywell Inc.), Power Sources Center, a developer and manufacturer of special purpose liquid electrolyte lithium batteries unrelated to the Company's current lithium polymer battery technology. From March 1984 to April 1987, Mr. Horning was Director of Product Engineering for Duracell Inc., a battery manufacturer. Mr. Horning holds a B.S. in Chemical Engineering and an M.B.A. from Drexel University.

 Mr. Perkins joined the Company as Associate General Counsel in November 1991, and became Secretary in June 1993. In July 1993, Mr. Perkins was appointed Vice President and General Counsel of the Company. From August 1988 to
November 1991, Mr. Perkins was Assistant General Counsel and Intellectual Property Counsel with VLSI Technology, Inc., a semiconductor manufacturer. From July 1987 to August 1988, Mr. Perkins was an intellectual property attorney with Hewlett-Packard Company.

Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.


ITEM 2
PROPERTIES

The Company's corporate offices and principal laboratories are in a facility which it owns, with approximately 55,000 square feet, located in Henderson, Nevada. The Company also has two facilities in San Jose, California, which it no longer occupies, under a five-year lease commencing May 1, 1993 with Berg & Berg Developers. Carl E. Berg, a director of the Company, is a general partner of Berg & Berg Developers. The Company has sublet, through Berg & Berg Developers, both facilities for the entire term remaining on the lease. Additionally, the Company's Dutch subsidiary owns a manufacturing facility in Mallusk, Northern Ireland, with approximately 80,000 square feet.

The Company believes that its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure additional space at reasonable rates.


ITEM 3
LEGAL PROCEEDINGS

In May 1994, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. The Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
PART II


ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Since May 7, 1992, Valence's common stock, par value $0.001, has been traded on the National Association of Securities Dealers Automated Quotation National Market Systems (NASDAQ/NMS) under the symbol "VLNC." The high and low closing sales prices during each quarter for Valence common stock on NASDAQ/NMS for fiscal years 1995 and 1996 were as follows:

                                                      High            Low
                                                      ----            ---
          FISCAL 1995
          Quarter ended June 26, 1994                $15-1/4         $3-1/4
          Quarter ended September 25, 1994             5-1/2          2-5/8
          Quarter ended December 25, 1994              3-7/8          2-1/8
          Quarter ended March 26, 1995                 2-7/8          1-9/16

          FISCAL 1996
          Quarter ended June 25, 1995                 $4-7/16        $1-3/4
          Quarter ended September 24, 1995             6-1/2          3
          Quarter ended December 24, 1995              6-1/4          3-3/4
          Quarter ended March 31, 1996                 5-7/8          3-3/4

The approximate number of record holders of the Company's Common Stock as of June 20, 1996, was 814.

Valence has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)
                                      _____



                                            Period from
                                              March 3,
                                               1989
                                             (date of
                                             inception)                                        Year Ended
                                                  to         ---------------------------------------------------------------------
                                               March 31,     March 31,       March 26,      March 27,     March 28,      March 31,
                                                 1996          1996            1995           1994            1993         1992
                                               --------       --------       --------       --------       --------      --------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Research and development contracts           $ 21,605       $      -       $  4,150       $  7,295       $  6,385      $  3,775
                                               --------       --------       --------       --------       --------      --------
Costs and expenses:
  Research and development                       58,224          8,047         14,762         21,465         10,262         2,723
  Marketing                                       2,472            486            705            767            514
  General and administrative                     26,195          5,614          6,269          6,013          5,211         2,180
  Write-off of in-process Technology              8,212          6,064
  Investment in Danish subsidiary (2)             3,489                                                                     2,245
  Special charges                                18,872                        18,872
                                               --------       --------       --------       --------       --------      --------
      Total costs and expenses                  117,464        (20,211)        40,608         28,245         15,987         7,148
                                               --------       --------       --------       --------       --------      --------
        Operating loss                          (95,859)       (20,211)       (36,458)       (20,950)        (9,602)       (3,373)
  Interest income                                11,169          3,549          3,606          2,547          1,435            25
  Interest expense                               (2,948)          (931)          (777)          (250)          (296)         (421)
                                               --------       --------       --------       --------       --------      --------
        Net loss                               $(87,638)      $(17,593)      $(33,629)      $(18,653)      $ (8,463)     $ (3,769)
                                               --------       --------       --------       --------       --------      --------
                                               --------       --------       --------       --------       --------      --------
  Net loss per share                                  -       $  (0.83)      $  (1.68)      $  (1.08)      $  (0.63)     $  (0.37)
                                               --------       --------       --------       --------       --------      --------
                                               --------       --------       --------       --------       --------      --------
  Shares used in computing net loss
    per share (3)                                     -         21,261         20,059         17,259         13,502        10,140
                                               --------       --------       --------       --------       --------      --------
                                               --------       --------       --------       --------       --------      --------



                                                                                          As of
                                             -----------      --------------------------------------------------------------
                                              March 31,         March 26,        March 27,        March 28,        March 31,
                                                1996              1995             1994             1993             1992
                                              ----------       ---------        ----------        ----------       ----------
BALANCE SHEET DATA:
  Cash and cash equivalents                    $19,314           $16,602          $26,188          $37,053            $819

  Restricted cash                                                                                    1,875

  Investments                                   37,537            57,869           71,312           31,779

  Working capital (deficiency)                  41,281            45,011           48,254           55,935           (4,995)

  Total assets                                  70,247            92,007          121,036           77,236            3,323

  Long-term debt                                 6,169             8,811            7,258            1,785            7,200

  Accumulated deficit                          (87,638)          (70,045)         (36,416)         (17,763)          (9,300)

  Total stockholders' equity (deficit)          53,010            66,784           99,629           69,010           (9,809)


(1) See Note 11 of Notes to Consolidated Financial Statements
(2) See Note 12 of Notes to Consolidated Financial Statements
(3) See Note 2 of Notes to Consolidated Financial Statements

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group of General Motors Corporation ("Delphi" - formerly Delco-Remy Division). The Company has incurred cumulative losses of $87,638,000 from its inception to March 31,1996.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

The following discussion should be read in conjunction with the five-year summary of selected financial data and the Company's consolidated financial statements and the notes thereto. All references to years represent fiscal years unless otherwise noted.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1996 (FISCAL 1996), MARCH 26, 1995 (FISCAL 1995) AND MARCH 27, 1994 (FISCAL 1994)

During fiscal 1996, the Company continued development activities under a research and development agreement with Delphi. That phase of a multi-year agreement, which provided for the aggregate funding of up to $20,000,000, was completed during the quarter ending September 25, 1994. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during fiscal 1996. Revenues of $4,150,000 and $7,000,000 were recognized during fiscal 1995 and fiscal 1994, respectively regarding the completed Delphi agreement.

In September, 1994, the Company and Delphi signed a new five-year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five-year term of the new agreement for access to the Company's research and development (of which $650,000 was recognized during fiscal 1996 as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five-year agreement. The Company is treating both of these payments as an offset to research and product development expenses.

In the first quarter of fiscal 1995, the Company announced its intent to refocus its efforts on research and product development and to slowdown completion of its volume manufacturing capacities. In the second quarter of fiscal 1995, the Company also announced its intent to reduce its efforts related to commercialization of a battery containing a lithium metal anode and instead concentrate on the development of a lithium polymer battery containing an alternate lithium anode. The Company produced significant cost savings as a result of these activities.

Research and product development expenses were $8,047,000, $14,762,000 and $21,465,000 during fiscal 1996, 1995 and 1994, respectively. The decrease between comparable periods was primarily due to cost sharing with Delphi, reductions in personnel and related costs concurrent with the Company's decision to slow completion of its volume manufacturing capacities and refocus on other aspects of research and product development.

Marketing expenses were $486,000, $705,000 and $767,000 for fiscal 1996, 1995 and 1994, respectively. The comparative decrease from fiscal 1994 and 1995 to 1996 is the result of a decrease in headcount.

General and administrative expenses decreased to $5,614,000 in fiscal 1996 from $6,269,000 in fiscal 1995, and $6,013,000 in fiscal 1994. The fiscal 1995 to
1996 decrease reflects a reduction in spending as well as cost sharing with Delphi. Fiscal 1995 increase over fiscal 1994 was due to increased legal cost associated with the shareholder class action lawsuit.

Consistent with the fiscal 1995 refocus on research and development, special charges in fiscal 1995 were $18,872,000 ($0.94 per share) for which no tax benefit is currently available. Such charges were made primarily to write-down equipment the Company had acquired, or is contractually committed to acquire, and which was originally intended for use in manufacturing batteries utilizing a lithium metal anode. An additional component of the special charges was for facilities consolidation costs.

During fiscal 1996, the Company incurred a one-time charge to operations of $6,064,000 ($0.28 per share) for the write-off of in-process technology related to the Technology Transfer Agreement with Bellcore. Technological feasibility of the in-process technology acquired had not been established and there was no alternate future use.

Interest income was $3,549,000, $3,606,000 and $2,547,000 in fiscal 1996, 1995 and 1994, respectively. This decrease is primarily a result of fewer funds available for investment during fiscal 1996 due to ongoing losses. Fiscal 1995 increased over fiscal 1994 as the result of additional funds available during fiscal 1995 after the Company's public offering in fiscal 1994.

Interest expense increased to $931,000 from $777,000 and $250,000 during fiscal 1996, 1995 and 1994, respectively. This increase is a result of additional long-term debt acquired during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $10,134,000 net cash for operating activities during fiscal 1996, whereas it used $18,836,000 during fiscal 1995 and $6,813,000 during fiscal 1994, a decrease between fiscal 1996 and 1995 of $8,702,000. This net decrease primarily resulted from a reduction in losses (before special charges) partially offset by acquisition of the Bellcore technology. Fiscal 1995 increased over 1994 as the result of increased capital expenditures.

During fiscal 1996, the Company provided $21,280,000 net cash from investing activities compared to a net provision of $4,599,000 during fiscal 1995, and $55,981,000 used during fiscal 1994, an increase of $16,681,000 between fiscal 1995 and 1996. The increase was a result of changes in investments to support continuing losses and shortening of maturities to support fiscal 1997 capital expenditures budgets. There were $25,587,000 net maturities during fiscal 1996, as compared to $13,443,000 net maturities during fiscal 1995.
In addition, capital expenditures decreased $6,488,000 during fiscal 1996, as compared to fiscal 1995. The $55,981,000 used during fiscal 1994 was $39,533,000 for net investments and $16,529,000 for capital expenditures.

The Company used $2,679,000 net cash from financing activities during fiscal 1996, versus providing $4,520,000 during fiscal 1995 and $51,995,00 during fiscal 1994. This decrease resulted from inactive long-term debt borrowings, as well as commencing repayment of existing debt. The increase in fiscal 1994 was primarily the result of the Company's third public offering that raised proceeds of $48,493,000.

As a result of the above, the Company had a net increase in cash and cash equivalents of $7,967,000 during fiscal 1996, whereas it had a net decrease of $9,586,000 during fiscal 1995, and a net decrease of $10,865,000 during fiscal 1994.

The Company's $2,000,000 working capital line of credit is available through March 15, 1997. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of March 31, 1996, there are no outstanding letters of credit.

During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the "IDB") to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five-year period through October 31, 1998. As of March 31, 1996, the Company had received grants aggregating L3,978,050 reducing remaining grants available to L23,576,950 (US$35,983,000 as of March 31, 1996).

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

The Company expects that its existing funds as of March 31, 1996, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of fiscal 1997. The Company anticipates that it may need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

Forward looking statements involve a number of risks and uncertainties including, but not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings.

RECENT ACCOUNTING PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. Statement No. 121 will become effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," while it studies the implications of SFAS No. 123 and evaluates the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.


ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto appear on pages F-1 to F-18 of this Form 10-K Annual Report.


ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in, or disagreements with accountants, on accounting and financial disclosures.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
PART III


ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, insofar as it relates to directors, will be contained under the caption "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held August 29, 1996. The information relating to executive officers of the Company is contained in Part I, Item 1 of this report.


ITEM 11
EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held August 29, 1996, under the caption "Executive Compensation," and is hereby incorporated by reference thereto.


ITEM 12
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held August 29, 1996, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.


ITEM 13
CERTAIN TRANSACTIONS

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held August 29, 1996, under the caption "Certain Transactions," and is hereby incorporated by reference thereto.


ITEM 14
EXHIBITS, FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS -- See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

          (2) REPORT OF INDEPENDENT ACCOUNTANTS -- See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

          (3) EXHIBITS -- See Exhibit Index on pages 18 and 19 of this Form 10-K Annual Report.

     (b) The Registrant filed no reports on Form 8-K during the fiscal year ended March 31, 1996.

     (c)       See Exhibit Index on pages 18 and 19 of this Form 10-K Annual
               Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
EXHIBIT INDEX

EXHIBIT NO.

3.1(1)      Second Amended and Restated Certificate of Incorporation of the
            Registrant.
3.2(1)      Amended and Restated Bylaws of the Registrant.
10.1(1)     Form of Indemnification Agreement entered into between the
            Registrant and its Directors and Officers.
10.2(1)(+)  1990 Employee Stock Option Plan and related form of Incentive Stock
            Option Grant and Supplemental Stock Option Grant.
10.3(1)     Lease Agreement between the Company and Berg & Berg Developers for the Premises at 6781 Via Del Oro, San Jose, California 95119.
10.4(1)     Stock Purchase Agreement between Mead and the Company, effective
            July 27, 1990.
10.5(1)     Stock Assignment and License Agreement between Mead and the Company, dated July 26, 1990.
10.6(1)     Amendment No. 1 to Assignment and License Agreement, dated
            December 6, 1991.
10.7(1)     Contribution Agreement between Mead and Devres MS Co., dated
            July 26, 1990.
10.8(1)     Agreement between the Company, Innocell and Delco Remy Division --
            General Motors, dated March 1, 1991.
10.9(1)(+)  Employment Agreement with Dr.  Dale R. Shackle, dated
            April 30, 1991.
10.10(1)(+) Relocation Loan Agreement with Dr.  Dale R. Shackle, dated
            August 2, 1991.
10.11(1)(+) Employment Agreement with Mr. Calvin L. Reed, dated May 28, 1991.
10.12(1)    Loan Agreement between the Company and Baccarat Electronics Inc., dated July 17, 1990.
10.13(1)    Amendment No. 1 to Loan between the Company and Baccarat
            Electronics, dated March 15, 1991.
10.14(1)    Amendment No. 2 to Loan between the Company and Baccarat
            Electronics, dated March 24, 1992.
10.15(1)    Settlement Agreement and General Release by and among Jorgen S.
            Lundsgaard, H.  Hope, S. Hope, H&L, HII, Lithion, HTI, Devres and
            the Company, dated September 9, 1991.
10.16(1)    Settlement Agreement by and among the Company, Ultracell (Cayman
            Islands), Innovision A/S, ERL, Innocell and JL ApS, dated
            March 21, 1992.
10.17(1)    Options to purchase an aggregate of 375,000 shares of the Common
            Stock of the Company issued to Carl E. Berg by four individuals, dated March 21, 1992.
10.18(1)    Option to purchase shares of Innocell ApS issued to Ultracell
            (Cayman Islands) by Jorgen S. Lundsgaard, dated March 21, 1992.
10.19(1)    Letter Agreement by and between the Company and Jorgen S.
            Lundsgaard, dated March 21, 1992.
10.20(1)    Indemnification Agreement by and between the Company and Carl E.
            Berg, dated March 21, 1992.
10.21(1)    Promissory Note for $1,100,000 in favor of Carl E. Berg, dated
            March 24, 1992.
10.22(1)    Addendum to Promissory Note for $1,100,000, dated March 24, 1992.
10.23(2)(+) Employee Loan Agreement between the Company and William Masuda, dated July 1, 1992.
10.24(2)    Amendment No. 3 to Loan Agreement and Promissory Note between the
            Company and Baccarat Electronics, Inc., dated August 17, 1992.
10.25(4)(*) Agreement between Motorola, Inc., and the Company, effective
            November 30, 1992.
10.26(5)(*) Agreement between Hewlett-Packard Company, Valence Technology Cayman
            Islands Inc. and the Company, dated as of January 18, 1994.
10.27(5)(*) Joint Venture Agreement between Goldtron Cayman Islands Inc. and
            Valence Technology Cayman Islands Inc., dated as of March 15, 1994.
10.28(5)(*) License and Support Agreement between Goldtron Cayman Islands Inc.
            and Valence Technology Cayman Islands Inc., dated as of
            March 15, 1994.
10.29(5)(*) Battery Laminate Supply Agreement between Goldtron Cayman Islands
            Inc. and Valence Technology Cayman Islands Inc., dated as of
            March 16, 1994.
10.30(5)(*) Joint Development and License Agreement between Eveready Battery
            Company, Inc., the Company and Valence Technology Cayman Islands
            Inc., dated as of May 20, 1994.
10.31(5)    Lease Agreement between the Company and Berg & Berg Developers for the Premises at 6781 Via Del Oro and 160 Great Oaks, San Jose,
            California 95119, dated as of May 1, 1993.
10.32(6)    Purchase Agreement between the Company and Whittaker Technical
            Products, Inc. for the Premises at 301 Conestoga Way, Henderson,
            Nevada  89015, dated as of September 21, 1994.
10.33(6)(*) Joint Research and Development Agreement between the Company and AC
            Delco Systems Division of General Motors Corporation, dated as of
            September 15, 1994.

10.34(7)(*) Technology Transfer Agreement between the Company and Bell
            Communications Research, Inc., dated as of June 29, 1995.
11.1        Calculation of net loss per share.
21.1        List of subsidiaries of the Company.
23.1        Consent of Independent Accountants.















- ------------------------------------------------------------------------
(1) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-46765), AS AMENDED.

(2) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-52888), AS AMENDED.

(3) INCORPORATED BY REFERENCE TO EXHIBIT 22.1 IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-52888), AS AMENDED.

(4) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 28, 1993.

(5) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 27, 1994.

(6) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 26, 1995.

(7) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10Q FILED FOR FISCAL QUARTER ENDED JUNE 25, 1995.

(+)  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS.

(*) PORTIONS OF THE TEXT HAVE BEEN OMITTED. A SEPARATE FILING OF SUCH OMITTED TEXT HAS BEEN MADE WITH THE COMMISSION AS PART OF REGISTRANT'S APPLICATION FOR CONFIDENTIAL TREATMENT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VALENCE TECHNOLOGY, INC.


June 26, 1996                           By:  /s/ Calvin L. Reed
                                             --------------------------------
                                             Calvin L. Reed
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


June 26, 1996                           By:  /s/ David P. Archibald
                                             --------------------------------
                                             David P. Archibald
                                             Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                          TITLE                      DATE

/s/ Calvin L. Reed              Chairman, President and          June 26,1996
- -------------------------       Chief Executive Officer
    Calvin L. Reed


/s/ Carl E. Berg                Director                         June 26,1996
- -------------------------
    Carl E. Berg


/s/ Alan F. Shugart             Director                         June 26,1996
- -------------------------
    Alan F. Shugart

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                           PAGES
                                                                           -----

CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . F-2
   Consolidated Balance Sheets as of March 31, 1996 and March 26, 1995 . . . F-3 Consolidated Financial Statements for the period from
      March 3, 1989 (date of inception) to March 31, 1996 and
      for the years ending March 31, 1996, March 26, 1995 and
      March 27, 1994:
         Consolidated Statements of Operations . . . . . . . . . . . . . . . F-4
         Consolidated Statements of Stockholders' Equity (Deficit) . . . . . F-5
         Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . F-6
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Stockholders
Valence Technology, Inc. and Subsidiaries
Henderson, Nevada


We have audited the accompanying consolidated financial statements of Valence Technology, Inc. and subsidiaries (companies in the development stage) listed in
Item 14A of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valence Technology, Inc. and subsidiaries (companies in the development stage) as of March 31, 1996 and March 26, 1995, and the consolidated results of their operations and their cash flows for the period from March 3, 1989 (date of inception) to March 31, 1996 and for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.





                                                        COOPERS & LYBRAND L.L.P.


San Jose, California
June 6, 1996

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                      _____


                                                                March 31,             March 26,
                                                                  1996                  1995
                                                                -----------         -----------
                    ASSETS
 Current assets:
      Cash and cash equivalents                                $     24,569        $     16,602
      Short-term investments                                         26,492              42,989
      Accounts receivable                                               545               1,089
      Interest receivable                                               444                 226
      Prepaids and other current assets                                 299                 517
                                                               ------------        ------------
           Total current assets                                      52,349              61,423

 Investments                                                          5,790              14,880
 Property, plant and equipment, net                                  11,752              15,491
 Other assets                                                           356                 213
                                                               ------------        ------------
                Total assets                                   $     70,247        $     92,007
                                                               ------------        ------------
                                                               ------------        ------------
                  LIABILITIES

 Current liabilities:
      Current portion of long-term debt                         $     2,277         $     3,150
      Accounts payable                                                1,251               2,417
      Accrued expenses                                                6,180               7,828
      Related party payable                                              --               1,795
                                                                -----------         -----------
           Total current liabilities                                 11,068              16,412
 Long-term debt, less current portion                                 6,169               8,811
                                                                -----------         -----------
                Total liabilities                                    17,237              25,223
                                                                -----------         -----------

 Commitments and Contingencies (Note 5,7, and 11.)

             STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value:
      Authorized: 10,000 shares;
      Issued and outstanding: none

 Common stock, $0.001 par value:
      Authorized: 50,000 shares;
      Issued and outstanding: 21,665 and 20,107
        shares at March 31, 1996 and
        March 26, 1995, respectively                                140,308             136,065
 Deficit accumulated during the development stage                   (87,639)            (70,045)
 Cumulative translation adjustment                                      341                 764
                                                                -----------         -----------
           Total stockholders' equity                                53,010              66,784
                                                                -----------         -----------

                Total liabilities and stockholders' equity      $    70,247         $    92,007
                                                                -----------         -----------
                                                                -----------         -----------



The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                      _____



                                                Period from
                                                   March 3,
                                                     1989
                                                   (date of                                Year Ended
                                                 inception) to         -------------------------------------------------
                                                   March 31,           March 31,            March 26,          March 27,
                                                     1996                1996                 1995                1994
                                                  ----------           ---------           ---------           ---------
Revenue:
     Research and development contracts           $   21,605           $       -           $   4,150           $   7,295
                                                  ----------           ---------           ---------           ---------
Costs and expenses:
     Research and development                         58,224               8,047              14,762              21,465
     Marketing                                         2,472                 486                 705                 767
     General and administrative                       26,196               5,614               6,269               6,013
     Purchase of technology                            8,212               6,064
     Investment in Danish subsidiary                   3,489
     Special charges                                  18,872                                  18,872
                                                  ----------           ---------           ---------           ---------
          Total costs and expenses                   117,464             (20,211)             40,608              28,245
                                                  ----------           ---------           ---------           ---------
               Operating loss                        (95,859)            (20,211)            (36,458)            (20,950)
Interest income                                       11,168               3,549               3,606               2,547
Interest expense                                      (2,947)               (931)               (777)               (250)
                                                  ----------           ---------           ---------           ---------
                     Net loss                     $  (87,638)          $ (17,593)          $ (33,629)          $ (18,653)
                                                  ----------           ---------           ---------           ---------
                                                  ----------           ---------           ---------           ---------
Net loss per share                                         -           $   (0.83)          $   (1.68)          $   (1.08)
                                                  ----------           ---------           ---------           ---------
                                                  ----------           ---------           ---------           ---------
Shares used in computing net loss per share                -              21,261              20,059              17,259
                                                  ----------           ---------           ---------           ---------
                                                  ----------           ---------           ---------           ---------



The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        for the cumulative period from March 3, 1989 (date of inception)
                                to March 31, 1996
                    (in thousands, except per share amounts)
                                      _____


                                                                                      Deficit
                                           Common Stock, $0.001        Options to    Accumulated
                                            Par Value Per Share         Purchase     During the     Cumulative
                                          -----------------------       Treasury     Development    Translation
                                           Shares         Amount         Stock          Stage       Adjustment       Totals
                                          --------       --------       --------     -----------    -----------      --------
Issuance of common stock to founders:
  March 1989 at $0.001 per share             4,500       $      5                                                    $      5
  May 1989 at $0.01 per share                3,370             34                                                          34
  Net loss                                                                             $   (394)                         (394)
                                          --------       --------       --------       --------                      --------
Balances, March 31, 1990                     7,870             39                          (394)                         (355)
  Issuance of common stock for cash in
    September 1990 at $0.01 per share          500              5                                                           5
  Net loss                                                                               (5,137)                       (5,137)
                                          --------       --------       --------       --------                      --------
Balances, March 31, 1991                     8,370             44                        (5,531)                       (5,487)
  Exercise of warrants                         130            572                                                         572
  Options purchased                                                     $ (1,125)                                      (1,125)
  Net loss                                                                               (3,769)                       (3,769)
                                          --------       --------       --------       --------                      --------
Balances, March 31, 1992                     8,500            616         (1,125)        (9,300)                       (9,809)
  Issuance of common stock in public
    offerings, net of offering costs:
    May and June 1992 at $8.00 per share     4,140         30,155                                                      30,155
    November 1992 at $18.00 per share        3,380         57,031                                                      57,031
  Exercise of Stock Options: July 1992
    through March 1993 at $0.01
    to $0.25 per share                         289             21                                                          21
  Compensation related to exercised
    stock options                                              75                                                          75
  Net loss                                                                               (8,463)                       (8,463)
                                          --------       --------       --------       --------                      --------
Balances, March 28, 1993                    16,309         87,898         (1,125)       (17,763)                       69,010
  Issuance of common stock in public
    offering in December 1993 at $14.00
    per share, net of offering costs         3,680         48,492                                                      48,492
  Exercise of stock options during year
    at $0.01 to $13.00 per share               410            481                                                         481
  Compensation related to exercised
    stock options                                             243                                                         243
  Exercise of options to purchase
    treasury stock and retirement
    of shares                                 (375)        (1,125)         1,125                                            -
  Net loss                                                                              (18,653)                      (18,653)
  Translation adjustment                                                                              $     56             56
                                          --------       --------       --------       --------       --------       --------
Balances, March 27, 1994                    20,024        135,989                       (36,416)            56         99,629
  Exercise of stock options during year
    at $0.01 to $4.00 per share                 83             33                                                          33
  Compensation related to exercised
    stock options                                              43                                                          43
  Net loss                                                                              (33,629)                      (33,629)
  Translation adjustment                                                                                   708            708
                                          --------       --------       --------       --------       --------       --------
Balances, March 26, 1995                    20,107        136,065                       (70,045)           764         66,784
  Exercise of stock options during year
    at $0.25 to $4.00 per share                 58            179                                                         179
    Bellcore Technology                      1,500          4,063                                                       4,063
  Net loss                                                                              (17,593)                      (17,593)
  Translation adjustment                                                                                  (423)          (423)
                                          --------       --------       --------       --------       --------       --------
Balances, March 31, 1996                    21,665       $140,307       $      -       $(87,638)      $    341       $ 53,010
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------



The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                      _____

                                                                           Period from
                                                                             March 3,
                                                                               1989
                                                                             (date of               Twelve Months Ended
                                                                           inception) to    --------------------------------------
                                                                             March 31,      March 31,      March 26,      March 27,
                                                                               1996           1996           1995           1994
                                                                             --------       --------       --------       --------
Cash flows from operating activities:
  Net loss                                                                   $(87,638)      $(17,593)      $(33,629)      $(18,653)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                              14,670          5,199          4,482          4,148
    Write-off of equipment                                                     14,767                        16,489             18
    Write-off of in-process technology                                          8,212          6,064
    Compensation related to stock options                                       1,421            273            278            282
    Noncash charge related to acquisition of Danish subsidiary                  2,245
    Changes in assets and liabilities:
      Accounts receivable                                                         544            544
      Interest receivable                                                        (438)          (220)           170             59
      Notes receivable                                                           (143)          (143)
      Prepaid expenses and other current assets                                (1,258)           212           (573)          (820)
      Accounts payable                                                          1,150         (1,166)        (5,978)         6,633
      Accrued liabilities                                                        (746)        (3,304)           421          1,053
      Deferred revenue                                                                                         (496)           467
                                                                             --------       --------       --------       --------
        Net cash used in operating activities                                 (45,575)       (10,134)       (18,836)        (6,813)
                                                                             --------       --------       --------       --------

Cash flows from investing activities:
  Purchase of in-process technology                                            (2,001)        (2,001)
  Increase in long-term investments                                          (397,089)      (146,371)       (43,076)      (149,738)
  Decrease in long-term investments                                           364,807        171,958         56,519        110,205
  Capital expenditures                                                        (35,873)        (2,306)        (8,794)       (16,529)
  Other                                                                          (222)                          (50)            81
                                                                             --------       --------       --------       --------
        Net cash provided by (used in) investing activities                   (70,378)        21,280          4,599        (55,981)
                                                                             --------       --------       --------       --------

Cash flows from financing activities:
  Property and equipment grants                                                 4,294            356          2,449          1,489
  Maturities of restricted cash                                                                                              1,875
  Borrowings of long-term debt                                                 15,502                         4,942          2,518
  Payments of long-term debt:
    Product development loan                                                     (482)                         (482)
    Shareholder and director                                                   (6,173)
    Other long-term debt                                                       (8,739)        (3,214)        (2,422)        (2,860)
  Proceeds from issuance of common stock, net of costs                        136,511            179             33         48,973
                                                                             --------       --------       --------       --------
        Net cash provided by financing activities                             140,913         (2,484)         4,520         51,995
                                                                             --------       --------       --------       --------

Effect of foreign exchange rates on cash and cash equivalents                    (391)         ( 500)           131            (66)
                                                                             --------       --------       --------       --------
Increase (decrease) in cash and cash equivalents                               24,569          7,967         (9,586)       (10,865)
Cash and cash equivalents, beginning of period                                                16,602         26,188         37,053
                                                                             --------       --------       --------       --------
Cash and cash equivalents, end of period                                     $ 24,569       $ 24,569       $ 16,602       $ 26,188
                                                                             --------       --------       --------       --------
                                                                             --------       --------       --------       --------

SUPPLEMENTAL DISCLOSURES:
  Acquisition of property, plan and equipment through grants and
    long-term debt                                                           $  7,957                      $  2,458       $  5,499
  Acquisition of property and equipment through capitalized leases              1,459                                        1,459
  Exercise of warrants in cancellation of indebtedness                            572
  Exercise of options to purchase treasury stock and retirement of
    treasury stock                                                              1,125                                        1,125
  Interest paid                                                                 2,854       $    924            769            225
  Return of equipment for extinguishment of debt                                  301            301
  Exchange of common stock for in-process                                       4,063          4,063
  Disposal of equipment fully reserved for in prior years                       1,639          1,639

The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------



1.   ORGANIZATION AND BUSINESS OF THE COMPANY:

Valence Technology, Inc. (the "Company") is engaged in research and development to produce advanced rechargeable batteries based on lithium and polymer technologies. The Company's primary activities to date have been acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel and obtaining capital; such activities have resulted in losses since inception.

The Company's current research prototype batteries do not meet all of the specifications demanded by the marketplace, and the Company presently has no products available for sale. To achieve profitable operations, the Company must successfully develop, manufacture and market its products. There can be no assurance that any products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed.

In fiscal 1993, the Company adopted a 52/53-week fiscal year, whereby each fiscal year ends on the Sunday closest to March 31. All years presented are 52-week years except fiscal 1996 which is 53 weeks.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Primarily all cash and cash equivalents ($24,569 at March 31, 1996) are held by two banks and four major investment brokerage companies, and primarily comprise money market funds and investment grade bank and commercial paper.

     INVESTMENTS:

     At March 28, 1994, the Company adopted Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Because of the Company's positive intent and ability to hold investments with original maturities greater than one year to maturity or until called by the issuer, such securities have been classified as "held to maturity" securities and reported at amortized cost. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method. Held to maturity securities with maturities less than one year from the balance sheet date are classified as short-term and those with maturities greater than one year from the balance sheet date are classified as long-term.

     During fiscal year 1996, management classified certain short-term investments as available-for-sale securities which are carried at market value. Unrealized gains and losses, if material, are reported net of tax as a separate component of stockholders' equity, until realized. The difference between the cost basis and the market value of the Company's investments was not material at March 31, 1996.

     The adoption of SFAS No. 115, which is required to be adopted prospectively, had no effect on the Company's financial position or results of operations. Prior to fiscal 1995, all marketable securities were carried at amortized cost (which approximated market).

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     -------


     PROPERTY, PLANT AND EQUIPMENT GRANTS:

     Grants relating to the acquisition of property, plant and equipment are recorded upon satisfaction of the capital investment requirements underlying the grant and the receipt of grant funds. Such grants are deferred and amortized over the estimated useful lives of the related assets as a reduction of depreciation expense.

     DEPRECIATION AND AMORTIZATION:

     Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, generally three to five years. Building improvements are amortized over the lesser of their estimated useful life, generally five years, or the remaining mortgage term. The Company assesses its ability to recover the net book value of its long-term assets. The carrying value of assets determined to be impaired is written down to net realizable value.

     CONTRACT REVENUES:

     Research and development contract revenues are recognized over the performance period in accordance with the contract terms. Payments related to future performance are deferred and recorded as revenues as they are earned over specified future performance periods.

     RESEARCH AND DEVELOPMENT:

     Research and development costs are expensed as incurred.

     FOREIGN CURRENCY TRANSLATION:

     Exchange adjustments resulting from foreign currency transactions are generally recognized in operations, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

     PATENTS:

     Costs incurred in the application for patents are charged to expense as incurred.

     INCOME TAXES:

     The Company utilizes the liability method to account for income taxes where deferred tax assets or liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments (see Investments above).


                                    Continued
                                       F-8

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------

     RECLASSIFICATIONS:

     Certain amounts in the prior years' financial statements have been reclassified to conform with fiscal 1996 presentation. These reclassifications did not change previously reported capital, stockholders' equity, income from operations, or net income.

     NET LOSS PER SHARE:

     Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period; common stock options and warrants have not been included since their inclusion would be antidilutive.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     RECENT PRONOUNCEMENTS:

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized, Statement No. 121 will become effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial conditions or results of operations.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees." while it studies the implications of SFAS No. 123 and evaluates the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.


3.   INVESTMENTS:

The carrying and market values of investments are as follows at March 31, 1996 and March 26, 1995:


                                                                 March 31, 1996
                                                            -------------------------
                                              Carrying      Unrealized     Unrealized       Fair
Held-to-Maturity                                Value          Gains         Losses         Value
                                             ----------     ----------     ----------     ----------
   Commercial Paper                             $16,438            $47           $(73)       $16,412
   Bank Paper                                       981             19                         1,000
   Collateralized Mortgage Obligations            9,586             25             (2)         9,609
   Other                                            281                                          281
                                             ----------     ----------     ----------     ----------
Total Held-to Maturity Investments              $27,286            $91           $(75)       $27,302
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

                                   Continued

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------



                                                                 March 31, 1996
                                                            -------------------------
                                              Carrying      Unrealized     Unrealized       Fair
   Available-for-Sale                           Value          Gains         Losses         Value
                                             ----------     ----------     ----------     ----------
   U.S. Government and Agency Obligations      $  4,996       $      1                      $  4,997
                                             ----------     ----------     ----------     ----------
      Total Available-for-Sale                 $  4,996       $      1                      $  4,997
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


                                                                 March 26, 1995
                                                            -------------------------
                                              Carrying      Unrealized     Unrealized       Fair
   Held-to-Maturity                            Value         Gains          Losses         Value
                                             ----------     ----------     ----------     ----------
   U.S. Government and Agency Obligations      $  5,998       $      7       $   (101)      $  5,904
   Commercial Paper                              29,610             28           (653)        28,985
   Bank Paper                                     6,648             40           (102)         6,586
   Collateralized Mortgage Obligations           11,681                          (121)        11,560
   Other                                          3,932             25                         3,957
                                             ----------     ----------     ----------     ----------
      Total Held-to Maturity Investments       $ 57,869       $    100       $   (977)      $ 56,992
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

At March 31, 1996, scheduled maturities of investments are as follows:


                                              Held-to-      Available-
                                              Maturity       for-Sale        Total
                                             ----------     ----------     ----------
           Within one year                     $ 21,496       $  4,996       $ 26,492
           After one year through five years      5,790          5,790
                                             ----------     ----------     ----------
                                               $ 27,286       $  4,996       $ 32,282
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

4.   PROPERTY, PLANT AND EQUIPMENT:


                                                        March 31,      March 26,
                                                          1996           1995
                                                       ----------     ----------
     Building and land                                    $ 8,126       $  8,375
     Leasehold improvements                                                   80
     Machinery and equipment                               10,642         12,715
     Office and computer equipment                            607            665
     Construction in progress                               4,961          5,357
                                                       ----------     ----------
          Total cost                                       24,336         27,192
     Less capital grants                                   (3,972)        (4,996)
                                                       ----------     ----------
          Total cost, net of capital grants                20,364         22,196
     Less accumulated depreciation and amortization        (8,612)        (6,705)
                                                       ----------     ----------
               Total cost, net of capital grants,
                    depreciation and amortization        $ 11,752       $ 15,491
                                                       ----------     ----------
                                                       ----------     ----------

During fiscal 1995, the Company wrote down the carrying value of property, plant and equipment to its net realizable value. This amount of $16,489 is included as a special charge in the consolidated statements of operations (see Note 14).

                                    Continued
                                      F-10

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------

5.   LONG-TERM DEBT:

                                               March 31,     March 26,
                                                 1996          1995
                                              ----------    ----------
          Equipment term loans                  $  2,819      $  4,932
          Facility loans                           5,516         6,020
          Unsecured term loan                                      283
          Capitalized leases                         111           726
                                              ----------    ----------
                                                   8,446        11,961
          Loss amounts due within one year        (2,277)       (3,150)
                                              ----------    ----------
          Long-term debt due after one year     $  6,169      $  8,811
                                              ----------    ----------
                                              ----------    ----------

     EQUIPMENT TERM LOANS:

     The Company has three equipment term loans outstanding with an institutional lender in the amount of $2,819. The term loans bear interest at the bank's prime rate (8.25% at March 31, 1996) plus 1/4% to 1-1/2% and are collateralized by certain of the Company's property and equipment. Principal and accrued interest are payable in monthly installments which expire from July 1996 to December 1997. Under the loans, the Company is required to maintain certain financial ratios and meet other performance covenants. At March 31, 1996, the Company was in compliance with the covenants included in the equipment term loan agreements.

     FACILITY LOANS:

     During fiscal 1995, a bank provided the Company a $2,500 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan bears interest at 10.4% and is collateralized by the related building. The Company makes monthly principal and interest payments of $14 monthly through November 2001, and a final principal payment of $1,346 is due December 2001.

     The Company also has a 15 year facility loan for the Northern Ireland building payable in equal monthly principal payments of $23 plus accrued interest. The facility term loan bears interest at an annually adjustable published interest rate index (8.375% at March 31, 1996) on the outstanding principal of $3,410 at March 31, 1996. The loan is collateralized by the related building.

     WORKING CAPITAL FACILITIES:

     The Company has a $2,000 working capital line of credit agreement with a bank which expires March 1997 . The line of credit is collateralized by the Company's assets. Under the working capital line of credit agreement:
     (i) any borrowings from the Company's stockholder and director will be subordinated to any borrowings from the bank; (ii) the Company will be required to maintain certain specified financial ratios and meet other performance criteria, and (iii) the Company will be restricted from paying cash dividends. The line of credit has a variable interest rate which was 8.25% at March 31, 1996. During fiscal 1996, the Company did not have any borrowings outstanding under this agreement.

     LEASES AND OTHER LONG-TERM OBLIGATIONS:

     Primarily all borrowings under capitalized leases were made pursuant to a lease having an initial 36-month term and bear interest at 6.9%.


                                    Continued
                                      F-11

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------

     Principal payments on facility and term loans and future minimum lease payments under capital lease obligations at March 31, 1996 are due as follows:

                                                              Facility and    Capital Lease
          Fiscal Year                                          Term Loans      Obligations
          -----------                                         -------------   -------------
          1997                                                  $     2,166     $      111
          1998                                                        1,561
          1999                                                          442
          2000                                                          442
          2001                                                          442
          Thereafter                                                  3,282
                                                              -------------  -------------
                                                                $     8,335            111
                                                              -------------  -------------
                                                              -------------  -------------

6.   GRANT AGREEMENT AND OFFERS:

During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers provide for an aggregate of up to L27,555 ($42,054 as of March 31, 1996), to be available over a five-year period through October 31, 1998. As of March 31, 1996, the Company had received grants aggregating L3,978 ($6,071) reducing remaining grants available to L23,577 ($35,983). The IDB offers also provided a fully amortized 15-year mortgage to finance the purchase of a manufacturing plant, which the Company has utilized (see Note 5).

As a condition to receiving funding from the IDB, the subsidiary must obtain a minimum of L12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to L4,035,000 until the Company has recognized $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland.

The amount of the grants available under the agreement and offers is primarily dependent on the level of capital expenditures made by the Company. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the cessation of business in Northern Ireland; yet, the agreement does allow for a temporary cessation of operations without penalty to the Company. During fiscal 1995, the Company entered into such a temporary break in operations. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the temporary cessation of Northern Ireland business activity, specified employment levels have not been maintained, but the IDB is not seeking repayment at this time.
The Company has guaranteed the subsidiary's obligations to the IDB under the agreement.

There can be no assurance that the Company will be able to meet the requirements necessary for it to receive and retain grants under the IDB agreement and offers.


                                    Continued
                                      F-12

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     -------


7.   COMMITMENTS AND CONTINGENCIES:

     LEASES:

     The Company leased certain facilities under a noncancelable operating lease which had an expiration date of April 1998. The facilities were leased from a partnership whose general partner is a stockholder and director of the Company. Under the terms of the lease, the Company was responsible for utilities, taxes, insurance and maintenance. During fiscal years 1995 and 1996, the Company vacated the facilities. At March 31, 1996, the facilities were fully sub-leased by the lessor and the Company was released from any further obligation.

     Total rent expense for the period from March 3, 1989 (date of inception) to March 31, 1996 and for the years ended March 31, 1996, March 26, 1995 and March 27, 1994 were $1,346, $52, $522 and $627, respectively.

     LITIGATION:

     In May 1994, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors.
     These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects.
     The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. The Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

     The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.


8.   STOCKHOLDERS' EQUITY:

     STOCK OPTIONS AND WARRANTS:

     The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair value (incentive options) or 85% of fair market value (supplemental options) on the date of grant as determined by the Board of Directors. The options are exercisable as determined by the Board of Directors and are generally exercisable over a five-year period, with 20% becoming exercisable after the first year, an additional 20% becoming exercisable after the second year, and an additional 5% becoming exercisable every three months thereafter. During 1995, the Company issued options exercisable over a five-year period with 5% of the options becoming exercisable every three months through the option vesting period. During 1996, the Company issued options exercisable over a two-year period with 12.5% of the options becoming


                                    Continued

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------

     exercisable every three months through the option vesting period. During 1996, the Company issued options exercisable over a two-year period with 12.5% of the options becoming exercisable every three months through the option vesting period, and options exercisable over a three-year period with 8.3% of the options becoming exercisable every three months through the option vesting period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the Plan upon an employee's termination. Vested options, not exercised within 90 days of termination, are also canceled and returned to the Plan. At March 31, 1996, the Company had 237 shares available for grant under the 1990 Plan.

     In fiscal 1993, the Board of Directors authorized the issuance of 210 stock warrants, which have the same terms as stock options granted under the 1990 Stock Option Plan, to employees of the Company's Danish subsidiary.

     Prior to adopting the 1990 Stock Option Plan, the Board of Directors had granted options to three employees of the Company to purchase a total of 850 shares of common stock. Additionally, in fiscal 1992 the Company granted options to purchase a total of 330 shares of common stock to certain directors and employees. These options vest over five years with 20% becoming exercisable after the first year, with an additional 20% becoming exercisable after the second year, and an additional 5% becoming exercisable every three months thereafter. The options expire ten years from the date of grant.

     Aggregate option and warrant activity is as follows:


                                                         Outstanding Options and Warrants
                                           ---------------------------------------------------------
                                                                     Price per
                                              Shares                    Share             Aggregate
                                           ------------            --------------       ------------
     Balances, March 31, 1992                     2,259               $0.01-$1.00         $      511
          Granted                                   779              $0.25-$25.38              6,717
          Exercised                                (289)              $0.01-$0.25                (21)
          Canceled                                  (50)             $0.25-$22.00               (340)
                                           ------------                                 ------------
     Balances, March 28, 1993                     2,699              $0.01-$25.38              6,867
          Granted                                   536             $11.50-$23.00              7,303
          Exercised                                (410)             $0.01-$13.00               (481)
          Canceled                                 (398)             $0.25-$25.38             (4,786)
                                           ------------                                 ------------
     Balances, March 27, 1994                     2,427              $0.01-$20.75              8,903
          Granted                                 1,758              $1.88-$15.00              6,788
          Exercised                                 (83)              $0.01-$4.00                (33)
          Canceled                               (1,400)             $0.25-$20.75            (11,229)
                                           ------------                                 ------------
     Balances, March 26, 1995                     2,702               $0.01-$4.00              4,429
          Granted                                   498               $1.88-$5.00              2,345
          Exercised                                 (58)              $0.25-$4.00               (179)
          Canceled                                 (140)              $0.25-$4.00               (399)
                                           ------------                                 ------------
     Balances, March 31, 1996                     3,002               $0.01-$5.00         $    6,196
                                           ------------                                 ------------
                                           ------------                                 ------------

     At March 31, 1996, there were 1,528 options and warrants exercisable at an aggregate exercise price of $1,492.

     In fiscal 1993, the Company's Board of Directors offered a stock option and warrant exchange program to non-officer employees holding previously granted stock options and warrants having an exercise price in excess of $11.50 per share. Under the terms of the exchange program, non-officer employees accepting the offer had their previously granted options and warrants canceled and had new stock options having a new vesting start date as of the program's offer date granted at an exercise price of $11.50 per share, the fair

                                    Continued
                                      F-14

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------


     market value on that date. Otherwise, the terms of the program's grants were identical to the terms of the stock options and warrants canceled upon acceptance of the program. In connection with acceptances under the program, an aggregate of 197 shares were canceled at an aggregate exercise price of $3,719 and an aggregate of 197 shares were newly granted at an aggregate exercise price of $2,266.

     During fiscal 1995, the Company's Board of Directors offered another stock option and warrant exchange program to non-officer employees holding previously granted stock options and warrants having an exercise price in excess of the current fair market value. Under the term of the exchange program, non-officer employees accepting the offer had their previously granted stock options and warrants canceled and had new stock options having the same vesting start date granted at an exercise price of the fair market value as of the grant date. Employees who accepted the offer cannot exercise any vested new stock options for the six months from the date of exchange. Otherwise, the terms of the program's grants are identical to the terms of the stock options and warrants canceled upon acceptance of the new stock options. In connection with acceptances under this program, an aggregate of 750 shares were canceled at an aggregate exercise price of $6,622 and an aggregate of 750 shares were newly granted at an aggregate exercise price of $3,033.

     In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"), subject to stockholder approval at the next annual stockholders meeting. The plan provides that new directors will receive an initial stock option of 100 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On the anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the 1996 Non-Employee Director's Stock Option Plan will start receiving annual grants on anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. No options granted under the 1996 Non-Employee Director's Stock Option Plan may be exercised until the plan is approved by the stockholders. As of March 31, 1996, a total of 180 options have been granted to two directors under this plan.

     OTHER WARRANTS:

     In connection with certain borrowings from a stockholder and director, the Company issued a total of 1,353 warrants for the purchase of common stock with exercise prices of between $4.00 and $6.40 per share, subject to certain adjustments. In fiscal 1992, a total of 130 warrants were exercised at an exercise price of $4.40 per share payable through the cancellation of $520 of indebtedness including accrued interest. The warrants expire on the earlier of the effective date of a reorganization of the Company, as defined, or July 31, 1997. The warrants were deemed to have a nominal value at their date of issuance. At March 31, 1996, a total of 1,223 warrants were outstanding with an exercise price of $4.00 per share.

     At March 31, 1996, the Company has reserved a total of 3,650 shares of common stock for the exercise of stock options and warrants.

     OPTION TO PURCHASE TREASURY STOCK:

     In fiscal 1992, a director and principal stockholder, on behalf of the Company, paid $131 to acquire a series of options to repurchase an aggregate of 375 shares of the Company's common stock at an exercise price of $5.00 per share (an aggregate of $1,875). The Company reimbursed the director and principal


                                    Continued
                                      F-15

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------

     stockholder for all out-of-pocket expenses incurred in connection with the purchase or exercise of these options.

     This transaction was entered into as part of the purchase of the remaining 55% interest in the Company's Danish subsidiary held by others (see Note
     12). A total of $1,125 (the deemed fair market value of the Company's common stock as of the date of the transaction) was assigned to the options to purchase treasury stock.

     The Company exercised these options and retired the related repurchased stock during fiscal 1994.


9.   INCOME TAXES:

The components of the net deferred tax asset as of March 31, 1996 and March 26, 1995 were as follows:


                                                            March 31,      March 26,
                                                              1996           1995
                                                          ------------   ------------
          Current assets:
               Deferred revenue                             $        -     $      (62)
               Accrued liabilities                               1,094          1,083
               Valuation allowance                              (1,094)        (1,021)
                                                          ------------   ------------
                                                            $        -     $        -
                                                          ------------   ------------
                                                          ------------   ------------
          Noncurrent assets:
               Depreciation and amortization                $    7,114          5,933
               Research and development
                 credit carryforwards                            1,104          1,104
               Net operating loss carryforwards                (20,695)        15,771
               Valuation allowance                             (28,913)       (22,808)
                                                          ------------   ------------
                                                            $        -     $        -
                                                          ------------   ------------
                                                          ------------   ------------

At March 31, 1996, the Company had federal and state net operating loss carryforwards available to reduce future taxable income of approximately $36,323 and $8,583, respectively.

The Company has additional tax net operating loss carryforwards of approximately $16,724 arising from the exercise of employee stock options, which can be utilized to reduce future taxable income. The tax benefit when realized will be reflected in stockholders' equity.

The carryforwards expire between 2006 to 2010 for both federal and state purposes, if not used before such time to offset future taxable income.

For federal and state tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal and state tax law.


10.  DEVELOPMENT CONTRACT:

In March 1991, the Company, its Danish subsidiary, and Delphi Automotive Systems Group of General Motors (Delphi, formerly known as Delco Remy Division) entered into a development agreement whereby the Company and its Danish subsidiary (the Contractors) agreed to carry out research and development on batteries with an emphasis on vehicular and load leveling/peak sharing applications. The original contract consisted of an aggregate value of $20,000. In early fiscal 1995, the Company received a contract from Delphi to provide follow on research and product development, including the delivery of specified material, for an aggregate of $900. As of March 26, 1995, the Contractors had billed and received the entire $20,900 from Delphi.

                                    Continued
                                      F-16

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------

Payments under the contract are nonrefundable and the Contractors have granted to Delphi a worldwide, exclusive license to sell and manufacture load leveling/peak sharing and vehicular batteries for a certain period of time with a non-exclusive license thereafter. Delphi shall pay a royalty on each unit manufactured and sold under its license until the year 2008.

The contract also provides for the use and ownership of patents developed under the contract, including termination provisions in the event of certain circumstances.

In September 1994, the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50 per month over the five year term of the new agreement for access to the Company's research and development (of which $650 was recognized during fiscal 1996 as an offset to research and product development expenses), as well as Delphi contributing to a majority of the facility's operating costs over the term of the new five year agreement.


11.  PURCHASE OF TECHNOLOGY AND LICENSE AGREEMENT:

In July 1990, the Company entered into a stock purchase and license agreement whereby the Company purchased all of the assets and certain technology and patents from a third party. The Company has agreed to pay a royalty to the third party on all sales of product manufactured and sold in a specified territory. The third party agreed not to compete with the Company and the agreement expires in 2006.


In June 1995, the Company entered into a non-exclusive license agreement with Bell Communication Research, Inc. ("Bellcore") to license Bellcore's plastic lithium battery technology. The Company acquired the technology for a total purchase price of $6,064, which consisted of 1,500 shares of Valence stock plus an initial payment of $2,000. In addition to royalty payments, the Company is required to make a $1,000 payment to Bellcore on the earlier of June 1, 1997 or when the Company recognizes $100 of revenue from royalty-bearing products. Further annual payments are required if revenue milestones are not met after the fourth year of the agreement.

The entire purchase price was allocated to in-process technology as the technological feasibility of the in-process technology had not been established and had no alternative use. Accordingly, the entire $6,064 has been charged to operations in the second quarter of fiscal 1996.


12.  INVESTMENT IN DANISH SUBSIDIARY:

In August 1990, the Company acquired a 45% interest in a Danish company organized to perform research and development activities within the field of solid state batteries. Concurrent with this acquisition, the Company and this affiliate entered into a license and technical agreement which, among other things, provided for an exchange of technology between the affiliate, a geographical distribution of manufacturing rights and an ongoing exchange of technical assistance. The Company accounted for its initial 45% investment under the equity method.

On March 30, 1992, the Company through its Cayman Islands Subsidiary and a director and principal stockholder of the Company entered into a series of transactions to acquire the remaining 55% interest in the affiliate and repurchase shares of the Company's common stock (see Note 8). These transactions were entered into in connection with the settlement of certain disputes between the Company and the affiliate with respect to the affiliate's failure to enforce its contracts with certain of its shareholders. As part of the settlement, the parties also agreed to terminate certain technology development and license agreements entered into in 1990 and 1991.

In fiscal 1996, the Company's Danish subsidiary was liquidated.


                                    Continued
                                      F-17

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     -------

13.  EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) plan (the Plan) as allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for the tax deferral of compensation by all eligible employees. All United States employees meeting certain minimum age and service requirements are eligible to participate under the Plan.

Under the Plan, participants may voluntarily defer up to 20% of their paid compensation, subject to specified annual limitations. The Plan does not provide for, and the Company has not made, contributions under the Plan.


14.  SPECIAL CHARGES:

In the first quarter 1995, the Company announced its intent to refocus its efforts on research and product development and slowdown completion of its volume manufacturing capacities. The Company also announced in the second quarter of fiscal 1995 its intent to reduce efforts related to commercialization of a battery containing a lithium metal anode and instead concentrate on the development of a lithium polymer battery containing an alternate lithium anode.

Consistent with the refocus, special charges of $18,872 were made in fiscal 1995 for which no tax benefit is currently available.

Special charges for the year ended March 26, 1995 consist of the following:

                                                            Year Ended
                                                              March 26,
                                                                1995
                                                            ----------
     Write down of property, plant, and equipment             $ 16,489
     Provisions for vacated lease obligations                    1,795
     Provisions for employees separation costs                      68
     Other costs                                                   520
                                                            ----------
                                                              $ 18,872
                                                            ----------
                                                            ----------