Form 10-K405/A
period 1996-03-31
VALENCE TECHNOLOGY INC
filed 1996-07-29
CIK 885551

- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                   ----------------

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

                              AMENDMENT TO ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996          COMMISSION FILE NUMBER 0-20028

                                 -------------------

                               VALENCE TECHNOLOGY, INC.
                (Exact name of Registrant as specified in its charter)

         DELAWARE                                     77-0214673
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                      301 CONESTOGA WAY, HENDERSON, NEVADA 89015
             (Address of principal executive offices, including zip code)

                                    (702) 558-1000
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:
                                COMMON STOCK (NASDAQ)

             Securities registered pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $.001 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best of Registrant's knowledge, in any amendment to this Form 10-K/A.   X
                                                                     ------

    The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the NASDAQ National Market was $88,878,662 as of June 20, 1996.

    The number of shares of Common Stock outstanding as of June 20, 1996 was 21,670,000.

- --------------------------------------------------------------------------------

                               VALENCE TECHNOLOGY, INC.


                                        INDEX

                                                            Page No.
                                                            --------

Item 10.  Directors of the Registrant . . . . . . . . . . . .   3

Item 11.  Executive Compensation. . . . . . . . . . . . . . .   5

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . . . . . .  11

Item 13.  Certain Relationships and Related Transactions. . .  12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 10
DIRECTORS OF THE REGISTRANT

     The names of the Company's directors and certain information about them are set forth below; such information for executive officers of the Company is contained in Part I, Item 1 of the report.

     The directors of the Company and their ages as of June 20, 1996, are as follows:

NAME                     AGE       POSITION HELD WITH THE COMPANY
- --------------------------------------------------------------------------------
Calvin L. Reed           53        Chairman of the Board, President, Chief
                                   Executive Officer
Carl E. Berg(1)(2)       58        Director
Alan F. Shugart(1)(2)    65        Director

- ------------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

     Mr. Reed joined the Company as President and Chief Operating Officer in July 1991 and became a director of the Company in September 1991. In October 1993, Mr. Reed was also appointed Chairman of the Board and Chief Executive Officer. From April 1987 to June 1991, Mr. Reed was Vice President of Operations at Seagate Technology, Inc. ("Seagate"), a disk drive manufacturer, where he was responsible for Singapore and Scotts Valley, California operations. From February 1982 to April 1987, Mr. Reed was Corporate Vice President and General Manager of IMI/Corvus Systems, a disk drive and computer peripheral manufacturer, where he was responsible for manufacturing, engineering, management information systems and corporate facilities operations.

     Mr. Berg helped found the Company and has served on the Board of Directors since September 1991. For more than the past five years, Mr. Berg has been a major Silicon Valley industrial real estate developer and a private venture capital investor. Mr. Berg also serves as a director of Integrated Device Technology, Inc., Videonics, Inc., and Systems Integrated Research.

     Mr. Shugart joined the Company as a director in March 1992. Mr. Shugart has been the Chief Executive Officer and a director of Seagate since its inception in 1979. Mr. Shugart also served as Seagate's President from 1979 to 1983 and from September 1991 to the present. Additionally, Mr. Shugart served as Chairman of the Board of Seagate from 1979 until September 1991, and from October 1992 to the present.

BOARD COMMITTEES AND MEETINGS

     During the fiscal year ended March 31, 1996, the Board of Directors held three meetings. The Board has an Audit Committee, a Compensation Committee and a Non-Officer Stock Option Administration Committee. The Board at large serves as the Nominating Committee.

     The Audit Committee meets with the Company's independent accountants at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent accountants to be retained and receives and considers the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met once during the 1996 fiscal year. It currently is composed of two non-employee directors: Messrs. Berg and Shugart.

     The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of two non-employee directors:
Messrs. Berg and Shugart. It met once during such fiscal year.

     The Non-Officer Stock Option Administration Committee administers the Company's 1990 Stock Option Plan only for non-officer employees and makes grants to such employees not in excess of 14,500 shares. All option grants in excess of this limit and all grants to officers must be approved by the Compensation Committee or the Board at large. The Non-Officer Stock Option Committee is composed of Mr. Reed.

     During the fiscal year ended March 31, 1996, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11
EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The Company's non-employee directors receive no cash compensation, but are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are employees of the Company do not receive separate compensation for their services as directors, but are eligible to receive stock options under the Company's 1990 Stock Option Plan (the "1990 Plan").

     Each non-employee director of the Company also receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), which is subject to stockholder approval. Only non-employee directors of the Company or an affiliate of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On each anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100,000 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the Directors' Plan will start receiving annual grants on the anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. No options granted under the Directors' Plan may be exercised until the plan is approved by the stockholders.

     During the last fiscal year, the Company granted options covering 100,000 shares to Carl Berg, and 80,000 shares to Alan Shugart, non-employee directors of the Company, at an exercise price per share of $4.50, under the Directors' Plan. The fair market value of such Common Stock on the date of grant was $4.50 per share (based on the closing sales price reported in the NASDAQ National Market for the date of grant). As of July 14, 1996, no options had been exercised under the Directors' Plan.

EXECUTIVE COMPENSATION

     Executive officers are eligible to receive stock options under the 1990
Plan.

     The following table shows for the fiscal years ended March 31, 1996, March 26, 1995 and March 27, 1994, certain compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 31, 1996 (the "Named Executive Officers"):

                              SUMMARY COMPENSATION TABLE

                                                                      Long
                                                                      Term
                                                     Other           Compen-
                                       Annual        Annual          sation    All Other
                                    Compensation     Compen          Awards     Compen-
                                    ------------                     ------
Name and                 Fiscal    Salary    Bonus   sation        Options(1)   sation
Principal Position        Year       ($)     ($)      ($)              (#)        ($)
- -------------------------------------------------------------------------------------------
Calvin L. Reed            1996   $250,000     --       --              30,000   $4,854(2,4)
 President and Chief      1995   $252,115     --       --             150,000   $49,923(2,3)
 Executive Officer        1994   $247,115     --       --                --      $4,176(2)

William J. Masuda         1996   $175,000     --       --                --       $476(4)
 Executive Vice President,1995   $165,084     --       --             100,000        --
 Worldwide Operations     1994   $141,156     --       --                --       $625(4)

R. Joseph Horning         1996   $145,600     --   $12,500(5)          10,000    $48,531(3)
 Vice President,          1995   $141,241     --       --             136,000        --
 Engineering              1994   $123,558     --   $14,705(5)            --          --

Bradley A Perkins         1996  $130, 000     --   $11,898(5)          10,000   $7,679(3,4)
 Vice President and       1995   $128,269     --       --              97,000        --
 General Counsel          1994   $124,346     --       --              60,000        --

Ralph Brodd               1996   $127,404     --   $13,035(5)          80,000   $28,331(3,4)
 Vice President, Research 1995   $109,038     --       --              15,000        --
 and Development          1994    $71,632     --       --                --         --t\




- -------------------------
(1) The Company has no stock appreciation rights ("SARs").
(2) Life insurance premium payments.
(3) Relocation expenses (moving expenses, tax gross-up payments related to sale of home, meals, relocation payment, travel expenses, etc.) related to the Company's move to Henderson, Nevada.
(4) Patent award payments. Patent awards are granted to employees of the Company for inventions made by employees for which they have submitted invention disclosures to the Company, for which the Company has filed a patent application with the United States Patent and Trademark Office, or for which a patent has been issued by the United States Patent and Trademark Office.
(5) Amounts forgiven under loans provided to the Named Executive Officer by the Company.

STOCK OPTION GRANTS AND EXERCISES

    The following tables show for the fiscal year ended March 31, 1996, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

                          OPTION GRANTS IN LAST FISCAL YEAR


                   Individual Grants
                   -----------------
                                Percent of
                                  Total                                  Potential Realizable
                                  Options                                  Value at Assumed
                                Granted to                               Annual Rates of Stock
                  Options        Employees     Exercise        Expira-     Price Appreciation
                  Granted        in Fiscal       Price          tion       for Option Term(3)
Name               (#)(1)         Year(2)        ($/Sh)         Date       5% ($)    10% ($)
- ------------------------------------------------------------------------------------------------
Calvin L. Reed     30,000             5.1%        $4.50        3/24/06     $85,050    $214,650

William J. Masuda  15,000             2.6%        $4.50        3/24/06     $42,525    $107,325

R. Joseph Horning  10,000             1.7%        $4.50        3/24/06     $28,350     $71,550

Bradley A. Perkins 10,000             1.7%        $4.50        3/24/06     $28,350     $71,550

Ralph Brodd        70,000            12.1%        $2.69        5/02/05    $118,629    $299,397
                   10,000             1.7%        $4.50        3/24/06     $28,350     $71,550


- -------------------------

(1) Options granted under the 1990 Plan vest over a five year period, 20% after one year, an additional 20% after two years and 5% every three months thereafter. During 1996, the Company issued options exercisable over a two-year period with 12.5% of the options becoming exercisable every three months through the option vesting period, and options exercisable over a three-year period with 8.3% of the options becoming exercisable every three months through the option vesting period. The Board of Directors may reprice the options under the terms of the Company's 1990 Plan. The Company has no SARs.
(2) Based on an aggregate of 578,100 options granted to employees, including the Named Executive Officers, in fiscal year 1996.
(3) The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

    The following table shows the number and value of the unexcercised options held by each of the Named Executive Officers on March 31, 1996:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES


                                                 Value of
                                                 Number of                Unexercised
                                                Unexercised              In-the-Money
                     Shares                     Options at                Options at
                    Acquired      Value           FY-End (#)               FY-End ($)(2)
                   on Exercise   Realized        Exercisable/              Exercisable/
Name                   (#)        ($)           Unexercisable             Unexercisable
- --------------------------------------------------------------------------------------------
Calvin L. Reed          0         $0        531,099(1) / 127,500    $1,969,352(1) / $48,750

William J. Masuda       0         $0            86,250 / 88,750       $256,725 / $125,875

R. Joseph Horning       0         $0            57,200 / 136,800       $37,528 /  $84,232

Bradley A. Perkins      0         $0            49,100 / 95,900         $98,206 / $86,654

Ralph Brodd             0         $0            31,500 / 87,500         $89,765 / $140,075


- -------------------------

(1) Does not include 221,406 vested options awarded to Mr. Reed's former wife pursuant to a marital dissolution decree.
(2) Based on the fair market value of the Company's Common Stock as of March 31, 1996 ($4.3125) minus the exercise price of the options multiplied by the number of shares underlying the option.


EMPLOYMENT AGREEMENTS

    In May 1991, the Company entered into an agreement with Mr. Reed pursuant to which Mr. Reed joined the Company as its President and Chief Operating Officer for an annual salary of $250,000. The Company also granted Mr. Reed an option to purchase 700,000 shares of common stock at an exercise price of $0.25 per share, with 20% vested immediately and the remainder vesting over a four-year period.

    In January 1993, the Company entered into an employment agreement with Mr. Horning pursuant to which the Company retained Mr. Horning as its Director of Product Engineering for an annual salary of $125,000. The Company granted Mr. Horning an option to purchase 22,000 shares of common stock at an exercise price of $22.75 per share, vesting over a five-year period. In addition, the Company agreed to pay Mr. Horning's relocation expense. The Company also loaned Mr. Horning $45,000 pursuant to a loan agreement, in which the Company forgave the loan at a rate of $15,000 per year of his employment. Mr. Horning became a Vice President of the Company in September 1993.

OPTION REPRICING INFORMATION

    The following table shows certain information concerning option repricings received by any Named Officer during the last ten years.

                            TEN YEAR OPTION/SAR REPRICINGS
                                                                      Length of
                             Number    Market                         Original
                              of      Price of  Exercise               Option
                            Options/  Stock at  Price at                Term
                             SARs      Time of   Time of              Remaining
                             Repriced  Repricing Repricing   New      at Date of
                              or         or        or     Exercise    Repricing
                             Amended  Amendment Amendment  Price         or
Name                  Date    (#)        ($)       ($)      ($)       Amendment
- --------------------------------------------------------------------------------
R. Joseph Horning  01/18/93  22,000    $11.50     $22.75   $11.50    4.75 years

- -------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended March 31, 1996, the Compensation Committee consisted of Messrs. Shugart and Berg.

    In July 1990, Mr. Berg loaned the Company $520,000 for a seven year term at an interest rate of 10% per annum and the Company issued a warrant exercisable for an aggregate of 130,000 shares of common stock to Mr. Berg. This warrant was exercised on March 31, 1992 at $4.40 per share by cancellation of indebtedness under such loan. From July 1990 to March 1992 the Company issued additional warrants exercisable for an aggregate of 1,222,825 shares of common stock to Baccarat Electronics, Inc., an entity affiliated with Mr. Berg, at an exercise price of $4.00 per share, in consideration for a loan agreement in which such entity agreed to lend the Company an aggregate of up to $5,000,000 (the "Loan Agreement"). Under the terms of the Loan Agreement, the Company executed a promissory note payable in full in July 1995 with 9% interest per annum through July 1993 and the prime rate thereafter. In addition, to secure its obligations under the promissory note, the Company granted to the entity a security interest in all of the Company's assets. In August 1992, the Company entered into an amendment to the Loan Agreement which allows the Company to borrow, prepay and re-borrow up to the full $5,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. In September 1992, the Company paid in full all interest and principal outstanding under the Loan Agreement. As of March 31, 1996, the Company had no outstanding balance under the Loan Agreement.

    The Company had two facilities in San Jose, California, which it no longer occupies, under a five-year lease commencing May 1, 1993 with Berg & Berg Developers. Carl E. Berg, a director of the Company, is a general partner of Berg & Berg Developers. The Company has sublet, through Berg & Berg Developers, both facilities for the entire term remaining on the lease, thereby releasing the Company from any further obligation.

    In September 1990, the Company issued an aggregate of 500,000 shares of common stock to four stockholders affiliated with the then majority holder of Innocell in exchange for payments aggregating $5,000. As partial consideration for the settlement of the Company's disagreements with the holders of the other 55% interest in Innocell and with the four stockholders, in March 1992, Mr. Berg obtained for a cash payment of $131,250 irrevocable options to repurchase an aggregate of 375,000 shares of common stock from the four stockholders exercisable at $5.00 per share. Because of certain Danish tax considerations, the four stockholders would not grant the options to the Company. Mr. Berg agreed to hold such options for the benefit of the Company. The Company exercised such options in October 1993 for an aggregate of $1,875,000. The Company has reimbursed Mr. Berg for all of his costs (including the $131,250 option payment) and indemnified him for any liability incurred in connection with this transaction. In connection with the acquisition of the options from the four stockholders, Mr. Berg obtained letters of credit aggregating $1,875,000 to support the option exercise price. The Company has paid $1,875,000 as substitute collateral for the collateral made available by Mr. Berg.

    In March 1992, in connection with the acquisition of the remaining interests in its Danish subsidiary, the Company borrowed an additional $1,100,000 from Mr. Berg at the prime rate plus 2%, payable on the earlier of September 30, 1992 or 10 days after the closing of an underwritten public offering. Such amount plus interest was repaid in May 1992.

    During fiscal year 1993, the Company purchased $134,000 of computer equipment from Actrix Computers, Inc. During fiscal year 1994, the Company purchased an additional $114,129 of computer equipment from Actrix Computers, Inc. Mr. Berg is President and substantial owner of Actrix Computers, Inc. The Company believes that the prices it has paid for the computer equipment are comparable to prices generally available in the market.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's common stock as of May 15, 1996 by: (i) each director and nominee for director; (ii) each of the executive officers in the Summary Compensation table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock.

                               BENEFICIAL OWNERSHIP(1)

Beneficial Owner                         Number of Shares     Percent of Total
- --------------------------------------------------------------------------------
Carl E. Berg(2)                              4,047,822             17.68%
 10050 Bandley Drive, Cupertino, CA 95014

Bell Communications Research, Inc.            1,500,000             6.92%
 445 South Street, Morristown, NJ 07960

Calvin L. Reed(3)                             542,349               2.44%

William J. Masuda(3)                          96,875                   *

Alan F. Shugart(3)                            91,666                   *

Bradley A. Perkins(3)                         57,200                   *

R. Joseph Horning(3)                          50,850                   *

Ralph Brodd(3)                                38,250                   *

All directors and executive officers as a
group (8 persons)(4)                          4,938,012             20.76%

- -------------------------

*    Less than one percent (1%)

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 21,670,000 shares of common stock outstanding on May 15, 1996, adjusted as required by rules promulgated by the Commission.

(2) Includes 150,000 shares held by Mr. Berg; 1,222,825 shares issuable upon exercise of warrants held by Baccarat Electronics, Inc., of which Mr. Berg is President and principal stockholder; 2,499,997 shares held by Baccarat Development Partnership for which Mr. Berg serves as the President of the corporate general partner; 105,000 shares held by Berg & Berg Enterprises, Inc. and 70,000 shares held by Berg & Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer Carl E. Berg, Trustee. Does not include 80,000 shares held in trust for Mr. Berg's children. Mr. Berg is not a trustee of the trust and he disclaims beneficial ownership of such shares.

(3) All shares are issuable upon exercise of options that are exercisable within 60 days of May 15, 1996.

(4) Includes 1,222,825 shares issuable upon exercise of warrants and 890,190 issuable upon exercise options.

ITEM 13
CERTAIN TRANSACTIONS

     In July 1992, the Company entered into a relocation loan agreement with Mr. Masuda, Executive Vice President, Worldwide Operations of the Company pursuant to which the Company agreed to lend up to $100,000 at an annual interest rate of 6% due and payable on December 31, 1992. Mr. Masuda repaid the loan in July 1993.

     See "Compensation Committee Interlocks and Insider Participation" for a description certain transactions between the Company and Mr. Berg.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     The Company's Bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by Delaware law. The Company is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and officers.

     In addition, the Company's Second Restated Certificate of Incorporation provides that to the fullest extent permitted by Delaware law, the Company's directors will not be personally liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexecuted pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

     The Company has obtained directors and officers liability insurance with coverage of $2,000,000.

     In May 1994, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. The Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously. The Company has also made a claim under its directors and officers liability insurance.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company and its officers and directors have been informed that in the opinion of the Securities and Exchange Commission (the "Commission") such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

                          ---------------------------------
                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of July, 1996.

                                        VALENCE TECHNOLOGY, INC.



                                        By:     /s/ David P. Archibald
                                            -------------------------------
                                            David P. Archibald
                                             Vice President and
                                             Chief Financial Officer