Form 10-Q
period 1996-06-30
VALENCE TECHNOLOGY INC
filed 1996-08-14
CIK 885551

                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC  20549

                                         FORM 10-Q


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996.

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


                                      (702) 558-1000
              -----------------------------------------------------------
                    (Registrant s telephone number, including area code)


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


          (1) Yes   X      No                 (2) Yes   X      No
                  -----       -----                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $0.001 par value                   21,671,993 shares
     -----------------------------            -------------------------------
                (Class)                       (Outstanding at August 6, 1996)

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                  FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




                                    INDEX

                                                                         PAGES
                                                                         -----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            June 30, 1996 and March 31, 1996 . . . . . . . . . . . . . . . 3

            Condensed Consolidated Statements of Operations
            for the period from March 3, 1989 (date of inception)
            to June 30, 1996 and for each of the three months
            ended June 30, 1996 and June 25, 1995. . . . . . . . . . . . . 4

            Condensed Consolidated Statements of Cash Flows
            for the period from March 3, 1989 (date of inception)
            to June 30, 1996 and for each of the three months
            ended June 30, 1996 and June 25, 1995 . . . . . . . . . . . . . 5

            Notes to Consolidated Financial Statements. . . . . . . . . . . 6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

   Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .11

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .11


SIGNATURES

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                 (unaudited)
                                    _____


                                                      June 30,       March 31,
                                                       1996            1996
                                                     ----------     ----------

                   ASSETS
Current assets:
   Cash and cash equivalents                         $ 27,097        $ 24,569
   Short-term investments                              23,758          26,492
   Accounts receivable                                    451             545
   Interest receivable                                    334             444
   Prepaids and other current assets                      257             299
                                                     --------       ---------
            Total current assets                       51,897          52,349

Investments                                             2,999           5,790
Property, plant and equipment, net                     11,081          11,752
Other assets                                              331             356
                                                     --------       ---------
                Total assets                         $ 66,308        $ 70,247
                                                     --------       ---------
                                                     --------       ---------

               LIABILITIES
Current liabilities:
   Current portion of long-term debt                 $  2,137        $  2,277
   Accounts payable                                     2,121           1,251
   Accrued expenses                                     4,955           6,180
   Accrued compensation                                 1,579           1,360
                                                     --------       ---------
            Total current liabilities                  10,792          11,068

Long-term debt, less current portion                    5,777           6,169
                                                     --------       ---------
               Total liabilities                       16,569          17,237

Contingencies (Note 3).

             STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
   Authorized:   10,000 shares;
   Issued and outstanding:  none

Common stock, $0.001 par value:
   Authorized:  50,000 shares;
   Issued and outstanding:  21,672 and 21,665
   shares at June 30, 1996 and March 31, 1996,
   respectively                                       140,359         140,308
Deficit accumulated during the development stage      (90,832)        (87,638)
Cumulative translation adjustment                         212             341
                                                     --------       ---------
            Total stockholders' equity                 49,739          53,010
                                                     --------       ---------
               Total liabilities and stockholders'
                 equity                              $ 66,308        $ 70,247
                                                     --------       ---------
                                                     --------       ---------


       The accompanying notes are an integral part of these consolidated financial statements.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                  (unaudited)
                                     _____


                                  Period
                                   from
                                 March 3,
                                   1989
                                 (date of
                                inception)       Three Months Ended
                                 through       ----------------------
                                 June 30,      June 30,      June 25,
                                   1996          1996          1995
                               -----------     --------      --------
Revenue:
 Research and
  development
  contracts                    $ 21,605
                               ----------
Costs and expenses:
 Research and
  development                    60,782         $2,558        2,051

 Marketing                        2,539             67          214
 General and
  administrative                 27,313          1,118        1,373

 Purchase of
  in-process
  technology                      8,212              -            -

 Investment in
  Danish
  subsidiary                      3,489              -            -
 Special charges                 18,872              -            -
                               -----------     --------      --------

 Total costs and
  expenses                      121,207          3,743        3,638
                               -----------     --------      --------

     Operating loss             (99,602)        (3,743)      (3,638)

Interest income                  11,843            674          775
Interest expenses                (3,073)          (125)        (281)
                               -----------     --------      --------

     Net loss                  $(90,832)       $(3,194)     $(3,143)
                               -----------     --------      --------
                               -----------     --------      --------

Net loss per share             $      -        $ (0.15)     $ (0.16)
                               -----------     --------      --------
                               -----------     --------      --------

Shares used in
 computing net loss per share         -         21,669        20,116
                               -----------     --------      --------
                               -----------     --------      --------

         The accompanying notes are an integral part of these consolidated financial statements.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                 (unaudited)
                                    _____

                                                    Period from
                                                    March 3, 1989        Three Months     Three Months
                                                 (date of inception)        Ended            Ended
                                                       through             June 30,         June 30,
                                                    June 30, 1996           1996              1995
                                                 -------------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                        $ (90,832)              $ (3,194)         $ (3,143)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                    17,579                  1,270             1,043
    Write-off of equipment                           14,767                      -            (1,674)
    Write-off of in-process technology                8,212                      -                 -
    Compensation related to stock options             1,447                     26                 -
    Nonfat charge related to acquisition
      of Danish subsidiary                            2,245                      -                 -
    Changes in assets and liabilities:
      Accounts receivable                               638                     94              (104)
      Interest receivable                              (328)                   110                84
      Notes receivable                                 (118)                    25                 -
      Prepaid expenses and other current assets      (1,215)                    43                69
      Accounts payable                                2,020                    870            (1,289)
      Accrued liabilities                            (1,753)                (1,007)             (429)
                                                 -------------------     ------------     ------------
        Net cash used in operating  activities      (47,338)                (1,763)           (5,443)
                                                 -------------------     ------------     ------------
Cash flows from investing activities:
  Purchase of in-process technology                  (2,001)                     -                -
  Maturities of long-term investments              (429,721)               (32,632)          (51,698)
  Proceeds from long-term investments               402,963                 38,157            57,869
  Capital expenditures                              (36,190)                  (317)             (281)
  Other                                                (222)                     -                 -
                                                 -------------------     ------------     ------------
        Net cash provided by (used in)
        investing activities                        (65,170)                 5,208             5,890
                                                 -------------------     ------------     ------------
Cash flows from financing activities:
  Property and equipment grants                       4,011                   (283)              222
  Borrowings of long-term debt                       15,502                      -                 -
  Payments of long-term debt:
    Product development loan                           (482)                     -                 -
    Shareholder and director                         (6,173)                     -                 -
    Other long-term debt                             (9,271)                  (532)             (846)
  Proceeds from issuance of common stock,
    net of costs                                    136,511                      -                 -
                                                 -------------------     ------------     ------------
        Net cash provided by (used in)
        financing activities                        140,098                   (815)             (624)
                                                 -------------------     ------------     ------------
Effect of foreign exchange rates on
    cash and cash equivalents                          (493)                  (102)              186
Increase in cash and cash equivalents                27,097                  2,528                 9
Cash and cash equivalents, beginning of period            -                 24,569            16,602
                                                 -------------------     ------------     ------------
Cash and cash equivalents, end of period         $   27,097               $ 27,097         $  16,611
                                                 -------------------     ------------     ------------
                                                 -------------------     ------------     ------------

          The accompanying notes are an integral part of these consolidated financial statements.

                      VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share amounts)
                                     (unaudited)
                                        _____

1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of June 30, 1996 and March 31, 1996, its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to June 30, 1996 and for each of the three-month periods ended June 30, 1996 and June 25, 1995. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1996. The year end condensed consolidated balance sheet data as of March 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The results of operations and cash flows for the three-month periods ended June 30, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

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

4.    RECENT ACCOUNTING PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. It will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No 25, "Accounting for Stock Issued to Employees". The Company plans to adopt SFAS No. 123 during fiscal 1997 utilizing the disclosure alternative.

5.    OTHER DEVELOPMENTS

In July, 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company to Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, will be located in a Korean facility and has an initial capitalization of $5 million, to be increased to $10 million within one year. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $90,832,000 from its inception to June 30, 1996.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1996.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 25, 1995.

During the three months ended June 30, 1996, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three months of fiscal 1997 and 1996.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 and $200,000 were recognized during the first three months of fiscal 1997 and 1996, respectively, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

Research and development expenses were $2,558,000 during the three months ended June 30, 1996 as compared to $2,051,000 during the same period of fiscal 1996. The increase between comparable periods was primarily due to costs incurred to proceed with manufacturing product in the first quarter of calendar year 1997.

Marketing expenses were $67,000 for the first quarter of fiscal year 1997, as compared to $214,000 during the similar period of fiscal year 1996. The comparative decrease is the result of a decrease in headcount and relocation expenses.

General and administrative expenses decreased to $1,118,000 during the first quarter of fiscal year 1997, down from $1,373,000 during the fiscal year 1996 comparable period. The decrease primarily reflects a reduction in legal and relocation spending.

Interest income decreased to $674,000 during the first quarter of fiscal year 1997, as compared to $775,000 during the prior fiscal year's same period. The difference is a result of fewer funds available for investment purposes.

Interest expense was $125,000 during the first quarter of fiscal year 1997, as compared to $281,000 during the prior fiscal year's comparable period. This decrease is a result of reduction in long-term debt outstanding as well as one-off adjustments to the IDB loan.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,763,000 net cash for operating activities during fiscal year 1997's first three months whereas it used $5,443,000 during the first three months of fiscal year 1996, a decrease between comparable periods of $3,680,000. This net decrease primarily resulted from a reduction in special charges partially offset by an increase in accounts payable.

During the three months ended June 30, 1996, the Company provided $5,208,000 net cash from investing activities compared to $5,890,000 provided during the first three months of fiscal year 1996, a decrease of $682,000 between comparable periods. The decrease primarily was a result of an increase in operating funds required.

The Company used $815,000 net cash from financing activities during fiscal year 1997's first three months versus using $624,000 during the first three months of fiscal year 1996. This decrease resulted from lower grant levels.

As a result of the above, the Company had a net increase in cash and cash equivalents of $2,528,000 during the fiscal year 1996's first three months, whereas it had a net increase of $9,000 during the same period of fiscal year 1996.

The Company's $2,000,000 working capital line of credit is available through March, 1997. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of June 30, 1996, there are no outstanding letters of credit.

During fiscal year 1994, the Company through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 1998. As of June 30, 1996, the Company had received grants aggregating L3,978,050 reducing remaining grants available to L23,576,950 (US. $36,612,000 as of June 30, 1996).

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

The Company expects that its existing funds as of June 30, 1996, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of fiscal year 1997. The Company anticipates that it may need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

Forward looking statements involve a number of risks and uncertainties including, but not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings.

RECENT ACCOUNTING PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. It will be effective for the Company's fiscal year 1997. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" while it studies the implications of SFAS No. 123 and evaluates the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.

OTHER DEVELOPMENTS

In July, 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, will be located in a Korean facility and has an initial capitalization of $5 million, to be increased to $10 million within one year. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility.

                         PART II - OTHER INFORMATION

The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of the risk factors set forth herein and in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1996.

ITEM 5.     OTHER INFORMATION

In July, 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, will be located in a Korean facility and has an initial capitalization of $5 million, to be increased to $10 million within one year. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a.   EXHIBITS

           Exhibit 11.1   Statement of Calculation of Net Loss Per Share

           Exhibit 10.35 Joint Venture Agreement between Valence Technology B.V. and Hanil Telecom Co., Ltd., dated as of
                          July 10, 1996.

           Exhibit 10.36 Form of License and Support Agreement to be entered into between Valence Technology B.V. and Hanil Valence Co., Ltd.

           Exhibit 10.37 Form of Battery Laminate Supply Agreement to be entered into between Valence Technology B.V. and Hanil Valence Co., Ltd.

           Exhibit 10.38 Letter Agreement from the Company to Hanil Telecom Co., Ltd.

      b.   REPORTS ON FORM 8-K

           The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                    EXHIBIT INDEX

EXHIBIT                                                               SEQUENTIAL
NUMBER       EXHIBIT                                                 PAGE NUMBER
- --------------------------------------------------------------------------------
11.1         Statement of Calculation of Net Loss Per Share               xx

10.35(*)     Joint Venture Agreement between Valence Technology           xx
             B.V. and Hanil Telecom Co., Ltd., dated as of
             July 10, 1996.

10.36(*)     Form of License and Support Agreement to be entered          xx
             into between Valence Technology B.V. and Hanil
             Valence Co., Ltd.

10.37(*)     Form of Battery Laminate Supply Agreement to be              xx
             entered into between Valence Technology B.V. and Hanil Valence Co., Ltd.

10.38        Letter Agreement from the Company to Hanil Telecom           xx
             Co., Ltd.




- -------------------------------------------------------------------------------
(*)   PORTIONS OF THE TEXT HAVE BEEN OMITTED.  A SEPARATE FILING OF THE OMITTED
TEXT HAS BEEN MADE WITH THE COMMISSION AS PART OF REGISTRANT'S APPLICATION
FOR CONFIDENTIAL TREATMENT.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  VALENCE TECHNOLOGY, INC.
                                  (Registrant)



Date: August 14, 1996             By: /s/ David Archibald
                                      --------------------------------
                                      David Archibald
                                      Director of Finance
                                      (Principal Financial and Accounting
                                       Officer)