Form 10-Q
period 1996-09-29
VALENCE TECHNOLOGY INC
filed 1996-11-13
CIK 885551

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission file number 0-20028

                             VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                      77-0214673
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
          or organization)                               Identification No.)


                     301 Conestoga Way, Henderson, Nevada 89015
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                  (702) 558-1000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1) Yes  X   No               (2) Yes  X    No
                   ---     ---                   ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock $0.001 par value                21,671,993 shares
     ----------------------------------      ---------------------------------
                  (Class)                    (Outstanding at November 1, 1996)

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)

                                     FORM 10-Q

                     FOR THE QUARTER ENDED SEPTEMBER 29, 1996


                                      INDEX

                                                                       PAGES
                                                                       -----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets as of
            September 29, 1996 and March 31, 1996. . . . . . . . . .      3

            Condensed Consolidated Statements of Operations
            for the period from March 3, 1989 (date of inception)
            to September 29, 1996 and for each of the three and
            six month periods ended September 29, 1996 and
            September 24, 1995 . . . . . . . . . . . . . . . . . . .      4

            Condensed Consolidated Statements of Cash Flows
            for the period from March 3, 1989 (date of inception)
            to September 29, 1996 and for each of the six months
            ended September 29, 1996 and September 24, 1995. . . . .      5

            Notes to Consolidated Financial Statements . . . . . . .      6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .      8


PART II.  OTHER INFORMATION

  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .     11

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     11


SIGNATURES

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                    (COMPANIES IN THE DEVELOPMENT STAGE)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share amounts)
                                 (unaudited)

                                    -----

                                                     September 29,    March 31,
                                                         1996          1996
                                                     -------------    ---------
                                   ASSETS
Current assets:
    Cash and cash equivalents                         $  31,808       $  24,569
    Short-term investments                               14,229          26,492
    Accounts receivable                                     635             545
    Interest receivable                                     171             444
    Prepaids and other current assets                       346             299
                                                      ---------       ---------

         Total current assets                            47,189          52,349

Investments                                               3,034           5,790
Property, plant and equipment, net                       10,621          11,752
Other assets                                                168             356
                                                      ---------       ---------

              Total assets                            $  61,012       $  70,247
                                                      ---------       ---------
                                                      ---------       ---------

                                LIABILITIES
Current liabilities:
    Current portion of long-term debt                 $   1,974       $   2,277
    Accounts payable                                        906           1,251
    Accrued expenses                                      5,071           6,180
    Accrued compensation                                  1,537           1,360
                                                      ---------       ---------

         Total current liabilities                        9,488          11,068

Long-term debt, less current portion                      5,372           6,169
                                                      ---------       ---------

              Total liabilities                          14,860          17,237
                                                      ---------       ---------

Contingencies (Note 3).

                           STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
    Authorized:   10,000 shares;
    Issued and outstanding:  none

Common stock, $0.001 par value:
    Authorized:  50,000 shares;
    Issued and outstanding:  21,672 and 21,665
     shares at September 29, 1996 and March 31,
     1996, respectively                                 140,334         140,307
Deficit accumulated during the development stage        (94,261)        (87,638)
Cumulative translation adjustment                            79             341
                                                      ---------       ---------

         Total stockholders' equity                      46,152          53,010
                                                      ---------       ---------

              Total liabilities and stockholders'
               equity                                 $  61,012       $  70,247
                                                      ---------       ---------
                                                      ---------       ---------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                    (COMPANIES IN THE DEVELOPMENT STAGE)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                                  (unaudited)

                                    -----

                                Period from
                               March 3, 1989
                                (date of
                                inception)           Three Months Ended               Six Months Ended
                                 through       -----------------------------   -----------------------------
                               September 29,   September 29,   September 24,   September 29,   September 24,
                                   1996            1996            1995            1996             1995
                               -------------   -------------   -------------   -------------   -------------
Revenue:
  Research and
   development contracts       $   21,605
                               ----------
Costs and expenses:
  Research and development         63,464       $   2,682        $   2,117       $   5,240      $   4,168
  Marketing                         2,595              56               79             123            293
  General and administrative       28,622           1,309            1,109           2,427          2,482
  Purchase of in-process
   technology                       8,212               -            6,064               -          6,064
  Investment in Danish
   subsidiary                       3,489               -                -               -              -
  Special charges                  18,872               -                -               -              -
                               ----------       ---------        ---------       ---------      ----------
  Total costs and
   expenses                       125,254           4,047            9,369           7,790         13,007
                               ----------       ---------        ---------       ---------      ----------
    Operating loss               (103,649)         (4,047)          (9,369)         (7,790)       (13,007)

Interest income                    12,622             779              955           1,453          1,730
Interest expenses                  (3,234)           (161)            (264)           (286)          (544)
                               ----------       ---------        ---------       ---------      ----------
    Net loss                   $  (94,261)     $   (3,429)       $  (8,678)      $  (6,623)     $ (11,821)
                               ----------       ---------        ---------       ---------      ----------
                               ----------       ---------        ---------       ---------      ----------
Net loss per share             $        -      $    (0.16)       $   (0.43)      $   (0.31)     $   (0.59)
                               ----------       ---------        ---------       ---------      ----------
                               ----------       ---------        ---------       ---------      ----------
Shares used in computing
 net loss per share                     -          21,672           20,128          21,671         20,120
                               ----------       ---------        ---------       ---------      ----------
                               ----------       ---------        ---------       ---------      ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                    (COMPANIES IN THE DEVELOPMENT STAGE)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands, except per share amounts)
                                 (unaudited)

                                    -----

                                                 Period from
                                                March 3, 1989
                                             (date of inception)     Six Months       Six Months
                                                   through             Ended            Ended
                                                September 29,       September 29,    September 24,
                                                    1996                1996             1995
                                             -------------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                       $  (94,261)          $  (6,623)      $  (11,821)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                    18,434               2,125            1,929
    Write-off of equipment                           14,767                   -           (1,085)
    Write-off of in-process technology                8,212                   -            8,065
    Compensation related to stock options             1,447                  26                -
    Noncash charge related to acquisition
     of Danish subsidiary                             2,245                   -                -
    Changes in assets and liabilities:
      Accounts receivable                               454                 (90)             (48)
      Interest receivable                              (164)                274             (672)
      Notes receivable                                   45                 188             (157)
      Prepaid expenses and other current
       assets                                        (1,303)                (45)             127
      Accounts payable                                  806                (344)          (1,574)
      Accrued liabilities                            (1,679)               (933)            (613)
                                                 -----------          ----------      -----------
        Net cash used in operating
         activities                                 (50,997)             (5,422)          (5,849)
                                                 -----------          ----------      -----------

Cash flows from investing activities:
  Purchase of in-process technology                  (2,001)                  0           (2,001)
  Purchase of long-term investments                (546,928)           (149,839)         (93,627)
  Maturities of long-term investments               529,663             164,857           95,525
  Capital expenditures                              (36,788)               (915)            (374)
  Other                                                (222)                  -                -
                                                 -----------          ----------      -----------
        Net cash provided by (used in)
         investing activities                       (56,276)             14,103             (477)
                                                 -----------          ----------      -----------

Cash flows from financing activities:
  Property and equipment grants                       4,299                   5              322
  Maturities of restricted cash                           -                   -                -
  Borrowings of long-term debt                       15,502                   -                -
  Payments of long-term debt:
    Product development loan                           (482)                  -                -
    Shareholder and director                         (6,173)                  -                -
    Other long-term debt                             (9,813)             (1,074)          (1,491)
  Proceeds from issuance of common stock,
   net of costs                                     136,511                   -              163
                                                 -----------          ----------      -----------
        Net cash provided by (used in)
         financing activities                       139,844              (1,069)          (1,006)
                                                 -----------          ----------      -----------
Effect of foreign exchange rates on cash
 and cash equivalents                                  (763)               (373)            (282)
                                                 -----------          ----------      -----------
Increase (decrease) in cash and cash
 equivalents                                         31,808               7,239           (7,614)
Cash and cash equivalents, beginning
 of period                                                0              24,569           16,602
                                                 -----------          ----------      -----------
Cash and cash equivalents, end of period         $   31,808           $  31,808       $    8,988
                                                 -----------          ----------      -----------
                                                 -----------          ----------      -----------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                 (unaudited)
                                    -----

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of September 29, 1996 and March 31, 1996, its results of operations for the period from March 3, 1989 (date of inception) to September 29, 1996 and for each of the three-month and six-month periods ended September 29, 1996 and September 24, 1995 and its cash flows for the period from March 3, 1989 (date of inception) to September 29, 1996 and for each of the six-month periods ended September 29, 1996 and September 24, 1995. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1996. The year end condensed consolidated balance sheet data as of March 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations and cash flows for the three-month and six-month periods ended September 29, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

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

5.   OTHER DEVELOPMENTS

In July, 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is a subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, will be located in a Korean facility and has an initial capitalization of $5 million, to be increased to $10 million within one year. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the company, through its Dutch subsidiary, each hold a 50% stake of the company. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility.

The Company and Alliant Techsystems ("Alliant") signed an agreement on October 7, 1996 to establish a joint venture company utilizing the Company's battery technology and technology obtained under the Company's Bellcore license to develop and manufacture batteries for its military customers in the United States and international military markets. Alliant / Valence, L.L.C. ("Alliant / Valence"), the joint venture company, will operate a battery fabrication facility at Alliant's Power Sources Center in Horsham, Pennsylvania. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. Alliant's Power Sources Center is a major producer of military and aerospace batteries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $94,261,000 from its inception to September 29, 1996.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 29, 1996 (SECOND QUARTER AND FIRST HALF OF FISCAL 1997) AND SEPTEMBER 24, 1995 (SECOND QUARTER AND FIRST HALF OF FISCAL
1996)

During the three and six months ended September 29, 1996, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three and six months of fiscal 1997 and 1996.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 and $300,000 was recognized during the second quarter and first half of fiscal 1997, respectively, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

Research and development expenses were $2,682,000 and $5,240,000 during the three and six months ended September 29, 1996 as compared to $2,117,000 and $4,168,000 during the same period of fiscal 1996. The increase between comparable periods was primarily due to costs incurred to proceed with manufacturing product in the first quarter of calendar year 1997.

Marketing expenses were $56,000 and $123,000 for the second quarter and first half of fiscal year 1997, as compared to $79,000 and $293,000 during similar periods of fiscal year 1996. The comparative decrease is the result of a decrease in headcount and relocation expenses.

General and administrative expenses decreased to $2,427,000 during fiscal 1997's first half, down from $2,482,000 during the first half of fiscal 1996. The year to year decrease primarily reflects a reduction in legal and relocation spending. For the second quarter, general and administrative increased to $1,309,000 from $1,109,000 last year primarily as a result of increased legal expenses.

Interest income decreased to $779,000 and $1,453,000 during the second quarter and first half of fiscal 1997, respectively, as compared to $955,000 and $1,730,000 during the prior fiscal year's same periods. The difference is a result of fewer funds available for investment purposes.

Interest expense was $161,000 and $286,000 during the second quarter and first half of fiscal 1997, respectively, as compared to $264,000 and $544,000 during the prior fiscal year's comparable periods. This decrease is a result of reduction in long-term debt outstanding as well as one-off adjustments to the IDB loan.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $5,422,000 net cash for operating activities during fiscal year 1997's first six months whereas it used $5,849,000 during the first six months of fiscal year 1996, a decrease between comparable periods of $427,000. This net decrease primarily resulted from a reduction in technology acquisition charges substantially offset by an increase in costs associated with the commercialization activities.

During the six months ended September 29, 1996, the Company provided $14,103,000 net cash from investing activities compared to $477,000 used during the first six months of fiscal year 1996, an increase of $14,580,000 between comparable periods. The increase primarily was a result of maturities of investments being reclassified to cash and cash equivalents.

The Company used $1,069,000 net cash from financing activities during fiscal year 1997's first six months versus using $1,006,000 during the first six months of fiscal year 1996. This decrease essentially resulted from lower grant levels.

As a result of the above, the Company had a net increase in cash and cash equivalents of $7,239,000 during the fiscal year 1996's first six months, whereas it had a net decrease of $7,614,000 during the same period of fiscal year 1996.

The Company's $2,000,000 working capital line of credit is available through March, 1997. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of September 29, 1996, there are no outstanding letters of credit.

During fiscal year 1994, the Company through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 1998. As of September 29, 1996, the Company had received grants aggregating L3,978,050 reducing remaining grants available to L23,576,950 (US. $36,851,000 as of September 29, 1996).

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

The Company expects that its existing funds as of September 29, 1996, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of fiscal year 1997. The Company anticipates that it may need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

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

OTHER DEVELOPMENTS

In July, 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is a subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, will be located in a Korean facility and has an initial capitalization of $5 million, to be increased to $10 million within one year. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the company, through its Dutch subsidiary, each hold a 50% stake of the company. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility.

The Company and Alliant Techsystems ("Alliant") signed an agreement on October 7, 1996 to establish a joint venture company utilizing the Company's battery technology and technology obtained under the Company's Bellcore license to develop and manufacture batteries for its military customers in the United States and international military markets. Alliant / Valence, L.L.C. ("Alliant / Valence"), the joint venture company, will operate a battery fabrication facility at Alliant's Power Sources Center in Horsham, Pennsylvania. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. Alliant's Power Sources Center is a major producer of military and aerospace batteries.

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

ITEM 5.   OTHER INFORMATION

The Company and Alliant Techsystems ("Alliant") signed an agreement on October 7, 1996 to establish a joint venture company utilizing the Company's battery technology and technology obtained under the Company's Bellcore license to develop and manufacture batteries for its military customers in the United States and international military markets. Alliant / Valence, L.L.C. ("Alliant / Valence"), the joint venture company, will operate a battery fabrication facility at Alliant's Power Sources Center in Horsham, Pennsylvania. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. Alliant's Power Sources Center is a major producer of military and aerospace batteries.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          Exhibit 11.1   Statement of Calculation of Net Loss Per Share

          Exhibit 10.39 Joint Venture Agreement between the Company and Alliant Techsystems.

          Exhibit 10.40 License and Support Agreement between the Company and Alliant / Valence, L.L.C.

          Exhibit 10.41 Battery Laminate Supply Agreement between the Company and Alliant / Valence, L.L.C.

     b.   REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the quarter ended September 29, 1996.

                                EXHIBIT INDEX

EXHIBIT                                                             SEQUENTIAL
NUMBER     EXHIBIT                                                 PAGE NUMBER
--------------------------------------------------------------------------------
11.1       Statement of Calculation of Net Loss Per Share                14

10.39(*)   Joint Venture Agreement between the Company and
           Alliant Techsystems.                                          15

10.40(*)   License and Support Agreement between the Company and
           Alliant / Valence, L.L.C.                                     26

10.41(*)   Battery Laminate Supply Agreement between the Company
           and Alliant / Valence, L.L.C.                                 36



--------------------------------------------------------------------------------
(*) PORTIONS OF THE TEXT HAVE BEEN OMITTED. A SEPARATE FILING OF THE OMITTED TEXT HAS BEEN MADE WITH THE COMMISSION AS PART OF REGISTRANT'S APPLICATION FOR CONFIDENTIAL TREATMENT.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               VALENCE TECHNOLOGY, INC.
                               (Registrant)





Date: November 13, 1996        By: /s/ David Archibald
                                   ------------------------------------
                                   David Archibald
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)