Form 10-Q
period 1996-12-29
VALENCE TECHNOLOGY INC
filed 1997-02-12
CIK 885551

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 1996

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------


Commission file number 0-20028

                                VALENCE TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)

            Delaware                                   77-0214673
------------------------------------     ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                 301 Conestoga Way, Henderson, Nevada 89015
       --------------------------------------------------------------
         (Address of prinicpal executive offices including zip code)



                               (702) 558-1000
       --------------------------------------------------------------
            (Registrant's telephone number, including area code)



       --------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1) Yes  X    No                      (2) Yes  X    No
               ---      ---                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock $0.001 par value                    21,713,793 shares
--------------------------------------------   ---------------------------------
                 (Class)                       (Outstanding at February 3, 1997)

                       VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (COMPANIES IN THE DEVELOPMENT STAGE)

                                       FORM 10-Q

                        FOR THE QUARTER ENDED DECEMBER 29, 1996




                                        INDEX

                                                                           Pages
                                                                           -----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets as of
           December 29, 1996 and March 31, 1996..............................3

           Condensed Consolidated Statements of Operations
           for the period from March 3, 1989 (date of inception)
           to December 29, 1996 and for each of the three months and nine months ended December 29, 1996 and December 24, 1995..............4

           Condensed Consolidated Statements of Cash Flows
           for the period from March 3, 1989 (date of inception)
           to December 29, 1996 and for each of the nine months
           ended December 29, 1996 and December 24, 1995.....................5

           Notes to Consolidated Financial Statements........................6

  Item 2.  Managements Discussion and Analysis of Financial
           Condition and Results of Operations...............................8


PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders..............11

  Item 6.  Exhibits and Reports on Form 8-K.................................11


SIGNATURES

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)
                                  (unaudited)
                                     -----

                                                                          December 29,                  March 31,
                                                                              1996                        1996
                                                                        ----------------              -------------

                            ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 32,900                    $ 24,569
  Short-term investments                                                       6,420                      26,492
  Accounts receivable                                                            577                         545
  Interest receivable                                                            254                         444
  Prepaids and other current assets                                              214                         299
                                                                            --------                    --------

      Total current assets                                                    40,365                      52,349

Investments                                                                    4,000                       5,790
Property, plant and equipment, net                                            12,385                      11,752
Other assets                                                                   1,087                         356
                                                                            --------                    --------

        Total assets                                                        $ 57,837                    $ 70,247
                                                                            --------                    --------
                                                                            --------                    --------

                         LIABILITIES

Current liabilities:
  Current portion of long-term debt                                         $  1,851                    $  2,277
  Accounts payable                                                             1,629                       1,251
  Accrued expenses                                                             5,279                       6,180
  Accrued compensation                                                         1,658                       1,360
                                                                            --------                    --------

      Total current liabilities                                               10,417                      11,068

Long-term debt, less current portion                                           5,091                       6,169
                                                                            --------                    --------

        Total liabilities                                                     15,508                      17,237

Contingencies (Note 3).

                    STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value:
  Authorized:  10,000 shares;
  Issued and outstanding:  none

Common stock, $0.001 par value:
  Authorized:  50,000 shares;
  Issued and outstanding: 21,673 and 21,665 shares at
  December 29, 1996 and March 31, 1996, respectively                         140,338                     140,307
Deficit accumulated during the development stage                             (99,063)                    (87,638)
Cumulative translation adjustment                                              1,054                         341
                                                                            --------                    --------

      Total stockholders' equity                                              42,329                      53,010
                                                                            --------                    --------

        Total liabilities and stockholders' equity                          $ 57,837                    $ 70,247
                                                                            --------                    --------
                                                                            --------                    --------

       The accompanying notes are an integral part of these consolidated financial statements

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)
                                     -----

                                  Period from
                                 March 3, 1989
                              (date of inception)
                                    through                    Three Months Ended                       Nine Months Ended
                                                        --------------------------------       --------------------------------
                                  December 29           December 29,        December 24,       December 29,        December 24,
                                      1996                  1996                1995               1996                1995
                            -----------------------     ------------        ------------       ------------        ------------

Revenue:
  Research and development
    contracts                     $  21,605               $     0             $     0            $      0            $      0
                                  ---------               -------             -------            --------            --------

Costs and expenses:
  Research and development           67,034               $ 3,570               1,363            $  8,810               5,531
  Marketing                           2,624                    29                  90                 152                 383
  General and administrative         30,317                 1,695               1,439               4,122               3,921
  Purchase of in-process
    technology                        8,212                     -                   -                   -               6,064
  Investment in Danish
    subsidiary                        3,489                     -                   -                   -                   -
  Special charges                    18,872                     -                   -                   -                   -
                                  ---------               -------             -------            --------            --------

    Total costs and expenses        130,548                 5,294               2,892              13,084              15,899
                                  ---------               -------             -------            --------            --------

      Operating loss               (108,943)               (5,294)             (2,892)            (13,084)            (15,899)

Interest income                      13,253                   631                 912               2,084               2,642
Interest expense                     (3,737)                 (139)               (172)               (425)               (716)
                                  ---------               -------             -------            --------            --------

        Net loss                  $ (99,063)              $(4,802)            $(2,152)           $(11,425)           $(13,973)
                                  ---------               -------             -------            --------            --------
                                  ---------               -------             -------            --------            --------

Net loss per share                $       -               $ (0.22)            $ (0.11)           $  (0.53)           $  (0.69)
                                  ---------               -------             -------            --------            --------
                                  ---------               -------             -------            --------            --------

Shares used in computing
  net loss per share                      -                21,673              20,134              21,672              20,160
                                  ---------               -------             -------            --------            --------
                                  ---------               -------             -------            --------            --------

       The accompanying notes are an integral part of these consolidated financial statements

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share amounts)
                                  (unaudited)
                                     -----

                                                           Period from
                                                          March 3, 1989               Nine Months             Nine Months
                                                       (date of inception)             Ended                   Ended
                                                             through                  December 29,            December 24,
                                                        December 29, 1996                1996                    1995
                                                     -----------------------         ------------            -------------
Cash flows from operating activities:
  Net loss                                                 $ (99,063)                 $ (11,425)              $ (13,973)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                             18,927                      2,618                   2,900
    Write-off of equipment                                    14,767                          -                  (1,085)
    Write-off of in-process technology                         8,212                          -                   8,064
    Compensation related to stock options                      1,451                         30                       -
    Noncash charge related to acquisition of
      Danish subsidiary                                        2,245                          -                       -
    Changes in assets and liabilities:
      Accounts receivable                                        512                        (32)                   (280)
      Interest receivable                                       (246)                       192                       1
      Notes receivable                                           115                        258                    (146)
      Prepaid expenses and other current assets               (2,157)                      (899)                     85
      Accounts payable                                         1,528                        378                  (1,431)
      Accrued liabilities                                     (1,350)                      (604)                 (1,270)
                                                           ---------                  ---------               ---------

        Net cash used in operating activities                (55,059)                    (9,484)                 (7,135)
                                                           ---------                  ---------               ---------

Cash flows from investing activities:
  Purchase of in-process technology                           (2,001)                         0                  (2,001)
  Purchases of long-term investments                        (685,348)                  (288,259)               (126,082)
  Maturities of long-term investments                        676,061                    311,255                 134,296
  Capital expenditures                                       (38,913)                    (3,040)                   (441)
  Other                                                         (222)                         0                       0
                                                           ---------                  ---------               ---------

        Net cash provided by (used in)
          investing activities                               (50,423)                    19,956                   5,772
                                                           ---------                  ---------               ---------

Cash flows from financing activities:
  Property and equipment grants                                4,322                         28                     675
  Borrowings of long-term debt                                15,502                          -                       -
  Payments of long-term debt:
    Product development loan                                    (482)                         -                       -
    Shareholder and director                                  (6,173)                         -                       -
    Other long-term debt                                     (10,244)                    (1,505)                 (2,503)
  Proceeds from issuance of common stock,
    net of costs                                             136,511                          0                     179
                                                           ---------                  ---------               ---------

        Net cash provided by (used in)
          financing activities                               139,436                     (1,477)                 (1,649)
                                                           ---------                  ---------               ---------

Effect of foreign exchange rates on cash and cash
  equivalents                                                 (1,054)                      (664)                   (321)

Increase (decrease) in cash and cash equivalents              32,900                      8,331                  (3,333)
Cash and cash equivalents, beginning of period                     0                     24,569                  16,602
                                                           ---------                  ---------               ---------
Cash and cash equivalents, end of period                   $  32,900                  $  32,900               $  13,269
                                                           ---------                  ---------               ---------
                                                           ---------                  ---------               ---------

       The accompanying notes are an integral part of these consolidated financial statements

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)
                                     -----

1.  Interim Condensed Consolidated Financial Statements
    ---------------------------------------------------

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of December 29, 1996 and March 31, 1996, its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to December 29, 1996 and for each of the three-month and nine-month periods ended December 29, 1996 and December
24, 1995. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1996. The year end condensed consolidated balance sheet data as of March 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three-month and nine-month periods and the cash flows for the nine-months ended December 29, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

2.  Net Loss Per Share
    ------------------

The computation of net loss per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included in the computation since their inclusion would be antidilutive.

3.  Contingencies
    ------------

LITIGATION

In May 1994, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when the person was an officer. The Company believes it has meritorious defenses and intends to defend the lawsuit vigorously.

The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


4.  Recent Accounting Pronouncements
    --------------------------------

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. It will be effective for the Companys fiscal year 1996. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Companys financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees while it studies the implications of SFAS No. 123 and evaluates the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Companys fiscal year 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, the following discussion contains forward looking statements that involve risk and uncertainties. The Companys actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section of the Companys Annual Report on Form 10-K for the year ended March 31, 1996.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group (Delphi, formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $99,063,000 from its inception to December 29, 1996.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1996.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 29, 1996 AND DECEMBER 24, 1995 (THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1997 AND FISCAL 1996, RESPECTIVELY).

During the three and nine months ended December 29, 1996, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the third quarter and first nine months of fiscal 1997.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 and $450,000 were recognized during the third quarter and nine months of fiscal 1997, respectively, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

Research and development expenses were $3,570,000 and $8,810,000 during the three and nine months ended December 29, 1996 as compared to $1,363,000 and $5,531,000 during the same periods of fiscal 1996. The increase between comparable periods was primarily due to costs incurred to proceed with manufacturing product in the first half of calendar year 1997.

Marketing expenses were $29,000 and $152,000 for the third quarter and nine months of fiscal year 1997, respectively, as compared to $90,000 and $383,000 during similar periods of fiscal year 1996. The comparative decrease is the result of a reduction in headcount, relocation and travel expenses.

General and administrative expenses increased to $4,122,000 during fiscal 1997s first nine months, up from $3,921,000 during the first nine months of fiscal 1996. The year to year change primarily reflects an increase in payroll and professional services spending. For the third quarter, general and administrative expenses increased to

$1,695,000 from $1,439,000 last year primarily as a result of increased legal expenses and reduction in other income associated with the liquidation of our Danish subsidiary in fiscal 1996.

Interest income decreased to $631,000 and $2,084,000 during the third quarter and nine months of fiscal year 1997, respectively, as compared to $912,000 and $2,642,000 during the prior fiscal year's same periods. The difference is a result of fewer funds available for investment purposes.

Interest expense was $139,000 and $425,000 during the third quarter and nine months of fiscal year 1997, respectively, as compared to $172,000 and $716,000 during the prior fiscal year's comparable periods. This decrease is a result of reduction in long-term debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $9,484,000 net cash for operating activities during fiscal year 1997's first nine months whereas it used $7,135,000 during the first nine months of fiscal year 1996, an increase between comparable periods of $2,349,000. This net increase primarily resulted from costs associated with the product commercialization activities.

During the nine months ended December 29, 1996, the Company provided $19,956,000 net cash from investing activities compared to $5,772,000 provided during the first nine months of fiscal year 1996, an increase of $14,184,000 between comparable periods. The increase primarily was a result of shortened investment maturities, resulting in reclassification to cash and cash equivalents.

The Company used $1,477,000 net cash from financing activities during fiscal year 1997's first nine months versus using $1,649,000 during the first nine months of fiscal year 1996. This decrease resulted from lower grant levels and reduced debt repayments.

As a result of the above, the Company had a net increase in cash and cash equivalents of $8,331,000 during the fiscal year 1997's first nine months, whereas it had a net decrease of $3,333,000 during the same period of fiscal year 1996.

The Company's $2,000,000 working capital line of credit is available through March, 1997. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of December 29, 1996, there are outstanding letters of credit in the amount of $1,375,000 to assure delivery of raw materials for product commercialization.

During fiscal year 1994, the Company through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to 27,555,000, generally become available over a five year period through October 31, 1998. As of December 29, 1996, the Company had received grants aggregating 3,978,050 reducing remaining grants available to 23,576,950 (US. $39,885,000 as of December 29, 1996). The Company is in the
process of negotiating an extension to the October 31, 1998 committment date from the IDB.

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of 12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to 4,035,000 until the Company has recognized $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland. Given that the Company has no agreements to supply batteries using its current technology, there are no assurances that the Company will be able to meet the agreement's revenue test.

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

The Company expects that its existing funds as of December 29, 1996, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of fiscal year 1997 and into fiscal 1998. The Company anticipates that it may need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

Forward looking statments involve a number of risks and uncertaintites including, but not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Companys accounting policies and other risk factors detailed in the Companys Securities and Exchange Commission filings.

RECENT ACCOUNTING PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. It will be effective for the Companys fiscal year 1996. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Companys financial condition or results of operations.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees while it studies the implications of SFAS No. 123 and evaluates the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Companys fiscal year 1997.

                          Part II - OTHER INFORMATION


The discussion and analysis below, and throughout this report, contains forward looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected or suggested in the forward looking statements as a result of the risk factors set forth herein and in the Companys Annual Report on Form 10-K as of and for the year ended March 31, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on January 31, 1997.

Companys stockholders elected the Boards nominees as directors by the votes indicated:

         Nominee                  Votes For                 Votes Withheld
         -------                  ---------                 --------------

         Calvin L. Reed           18,048,277                   1,286,457
         Carl E. Berg             18,046,110                   1,288,624
         Alan F. Shugart          18,047,477                   1,287,257


The selection of Coopers & Lybrand as the Companys independent auditors was ratified with 18,976,410 votes in favor, 199,048 against and 159,276 abstentions.

The proposal to amend the 1990 Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance by 750,000 shares and to add provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended was ratified with 16,598,945 votes in favor, 2,285,725 against and 206,014 abstentions.

The proposal to adopt the 1996 Non-Employee Directors Stock Option Plan and the issuance of 250,000 shares of common stock under the plan was ratified with 15,021,733 votes in favor, 3,827,938 against and 241,013 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
         --------

         Exhibit 11.1   Statement of Calculation of Net Loss Per Share

         Exhibit 10.42  1990 Stock Option Plan

         Exhibit 10.43  1996 Non-Employee Directors Stock Option Plan

     b.  Reports on Form 8-K
         -------------------

         The Company filed no reports on Form 8-K during the quarter ended December 29, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               VALENCE TECHNOLOGY, INC.
                               (Registrant)





Date: February 7, 1997         By: /s/ David Archibald
                                  ------------------------------------------
                                  David Archibald
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)