Form 10-Q/A
period 1996-06-30
VALENCE TECHNOLOGY INC
filed 1997-02-27
CIK 885551

                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC  20549

                                        FORM 10-Q/A


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


          (1) Yes   X      No                 (2) Yes   X      No
                  -----       -----                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $0.001 par value                   21,671,993 shares
     -----------------------------            -------------------------------
                (Class)                       (Outstanding at August 6, 1996)

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                 FORM 10-Q/A

                      FOR THE QUARTER ENDED JUNE 30, 1996




                                    INDEX

                                                                         PAGES
                                                                         -----
PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .3


SIGNATURES

                         PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a.   EXHIBITS

           Exhibit 10.35 Joint Venture Agreement between Valence Technology B.V. and Hanil Telecom Co., Ltd., dated as of
                          July 10, 1996.

           Exhibit 10.36 Form of License and Support Agreement to be entered into between Valence Technology B.V. and Hanil Valence Co., Ltd.

                                    EXHIBIT INDEX

EXHIBIT                                                               SEQUENTIAL
NUMBER       EXHIBIT                                                 PAGE NUMBER
--------------------------------------------------------------------------------
10.35(*)     Joint Venture Agreement between Valence Technology           xx
             B.V. and Hanil Telecom Co., Ltd., dated as of
             July 10, 1996.

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

                                  VALENCE TECHNOLOGY, INC.
                                  (Registrant)



Date: February __, 1997           By: /s/ David Archibald
                                      --------------------------------
                                      David Archibald
                                      Director of Finance
                                      (Principal Financial and Accounting
                                       Officer)