Form 10-K
period 1997-03-30
VALENCE TECHNOLOGY INC
filed 1997-06-27
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

(Mark One)

[ X ]  Annual report to Section 13 or 15(d) of the Securities Exchange Act of
1934
      For the fiscal year ended MARCH 30, 1997 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
      For the transition period from ________________ to ________________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                             77-0214673
  (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                    NUMBER)

                               301 CONESTOGA WAY
                            HENDERSON, NEVADA 89015

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code is (702) 558-1000

                                   ---------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of Each         Name of Each Exchange on Which
      Class                       Registered
-----------------  ----------------------------------------
     Common                         NASDAQ

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                $.001 par value

                                   ---------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

       The aggregate market value of the Registrant's voting stock held by non-affiliates on June 2, 1997 (based upon the NASDAQ/NMS closing price on such date) was $154,572,413.

       As of June 2, 1997, there were 21,892,543 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1
Business

OVERVIEW

Valence is engaged in research and development to produce advanced rechargeable batteries based upon lithium ion and polymer technologies. The Company's objective is to become a leading provider of rechargeable batteries. The Company announced in July 1995, that it had obtained a license to a plastic lithium battery technology from Bell Communications Research, Inc. ("Bellcore"). Since that time, the Company has been working to integrate the Bellcore technology with its own lithium polymer battery technology. At the same time, the Company has continued the redesign and modifications to its manufacturing equipment in Northern Ireland to support the potential future commercial introduction of this new battery design.

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

In the event that the Company's research and development activities lead to commercially viable products, to accelerate the introduction of its batteries into the portable consumer electronics and telecommunications markets, the Company's strategy is to provide prototype batteries to a limited number of potential OEM customers, with the expectation that, if the Company's prototype batteries meet customer requirements, batteries incorporating this technology will be incorporated into advance product designs. The Company expects that customers will require an extensive qualification period once the customer receives its first commercial product off a production line. In working with OEMs, the Company will seek to obtain technical assistance in designing its batteries for industry-specific applications. To date, the Company has only been able to deliver small quantities of handmade prototype batteries to OEMs. These prototype batteries do not meet all the requirements of these OEMs and are not necessarily representative of the batteries that will be produced off the Company's production equipment. There can be no assurance that the Company's discussions with OEMs will result in any such relationships or, if such relationships are initiated, that the relationships will achieve their goals. The Company believes that these potential customers will continue to be interested in advanced rechargeable batteries from the Company, should the Company succeed in meeting their exacting requirements.

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

In the rechargeable battery market, the principal competitive technologies are NiCad, lead acid, nickel metal hydride, and liquid and solid electrolyte lithium metal and liquid lithium ion batteries. NiCad batteries are currently the most widely used batteries in portable electronics. Lead acid batteries are primarily used in automobiles and, to a lesser degree, are also used in a sealed form in certain portable electronic products. Nickel metal hydride batteries, which offer certain performance and environmental improvements over NiCad batteries, have been introduced into the market and compete directly with existing applications for NiCad batteries. Sony and other Japanese manufacturers are selling liquid electrolyte lithium ion batteries. Liquid electrolyte lithium ion batteries offer significant advantages in energy density and cycle life over conventional rechargeable battery technologies currently in use and are expected by the Company to be the technology of choice for high value added applications. Sony and other manufacturers are offering liquid electrolyte lithium ion batteries in the marketplace and to OEMs in significant volumes. Bellcore has licensed its plastic lithium ion battery technology to as many as eleven other companies, in addition to the Company, although their identities have not been announced. As OEMs frequently require extensive lead times to design new batteries into their products, the availability of these liquid and solid electrolyte lithium ion batteries from the Company's competitors could materially adversely affect the demand for, and market acceptance and penetration of the Company's products, if and when developed. Additionally, the Company will have to compete with the other Bellcore licensees, who will have access to essentially the same base technology as the Company.

THE COMPANY'S LITHIUM POLYMER BATTERY TECHNOLOGY

The Company's current research design is a hybrid of the Company's proprietary battery technology and the licensed Bellcore technology. The Company's current research design contains no metallic lithium, unlike earlier Company designs, but rather moves lithium ions from an anode to a cathode on discharge, and from the cathode to the anode on recharge. The lithium ions are stored in either the cathode or anode, and do not form metallic lithium. This type of system is often referred to as "rocking chair battery," because the lithium ions are "rocked" back and forth between the cathode and anode, and "lithium ion" because the lithium in the batteries is always in an ionic form rather than a metallic form.

The Company's research prototype battery is composed of flexible solid plastic matrixes which are formed into an anode matrix layer, a separator matrix layer, and a cathode matrix layer. The anode matrix layer contains a carbon material capable of holding lithium ions. The separator matrix layer is composed primarily of the plastic matrix. The cathode matrix layer contains metal oxide material that stores lithium ions. After the matrix layers are formed and cut into the desired shape, they are laminated together to form a cell. The cell is interconnected to other like cells to form a battery. Plasticizer material in the cell matrix layers is then extracted, leaving voids throughout the matrix layers of the cells. Finally, liquid electrolyte is absorbed into the cell, filling the voids left by the extracted filler material, activating the cells and the battery.

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

The Company believes that its lithium polymer battery technology may constitute an advance over most rechargeable battery technologies currently available in the market, although its program is still in the research and development phase and therefore substantial uncertainties exist, including whether the Company will be able to develop a commercial product. The Company believes that energy density is the most important performance characteristic for comparing battery technologies. The Company's research prototype lithium polymer batteries have demonstrated energy density generally superior to most other rechargeable technologies, except for some liquid electrolyte lithium ion batteries, although the Company has experienced variability in energy density in its research prototype designs.

Greater energy density will permit the use of batteries for a given size or weight with energy capacity significantly exceeding that of most batteries currently in use. Alternatively, greater energy density will enable the use of smaller and lighter batteries with energy capacity comparable to those currently marketed.

In addition, form factor, or the shape of a battery, can affect the packaging efficiency of batteries. For example, some battery technologies are best suited to cylindrical shapes, but if cylinders must be stacked, approximately 22% loss in packaging efficiency results. Because the Company's research prototype battery is produced as a thin laminate, it can be shaped into a variety of form factors, including very thin batteries. The Company is currently evaluating the performance effects of various battery shapes with regard to energy density, recharge cycles and safety concerns.

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

The Company has not completed safety testing and does not know whether the advantages inherent in the Company's technology will make the battery as safe or safer than other battery technology. As part of the Company's safety testing program, prototype batteries of various sizes, designs, and chemical formulations are subject to abuse testing, where the battery is subjected to conditions outside the expected normal operating conditions of the battery. While some prototype batteries have survived these tests, others have vented gases, containing vaporized solvents from the electrolyte, which have caught fire. Such results were generally expected and, until the testing is completed, the Company cannot make a valid determination as to the safety envelope in which the battery must be operated. Additionally, each new battery design requires new safety testing. There can, therefore, be no assurance that safety problems will not develop with respect to the Company's battery technology, that would prevent commercial introduction.

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

The Company is currently conducting research to determine whether its lithium polymer battery technology poses increased risks when used in larger sized batteries because of the greater amount of ionic lithium contained in the battery, and the increased amount of energy stored in the battery.

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

In September 1994, the Company and Delphi entered into a new agreement for Joint Research and Development for a five year period which began in September 1994, with payments to Valence of a $50,000 monthly research and development access fee, of which $600,000 was recognized during fiscal year 1997 as an offset to research and product development expenses. Under this agreement the Company and Delphi agreed to co-locate their research and development efforts at an unoccupied lithium battery manufacturing facility located in Henderson, Nevada. As of June 1995, both parties had relocated to the facility and begun joint research efforts. Under the agreement, Delphi, in addition to the monthly research and development access fee, is paying a majority of the operating expenses of the facility. As with any large company, General Motors is constantly reviewing its research and development programs and their associated costs, and there can be no assurance that General Motors will not reduce the budget for this Delphi program, or eliminate the program in its entirety. Such an occurrence could significantly reduce or eliminate this source of funds to the Company, as well as their research and development contribution.

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

The Company has granted Delphi worldwide, exclusive licenses under the Company's patents and technical information to manufacture, use and sell lithium polymer batteries for commercial land, marine and air vehicles, electric vehicles, and for electric utility load leveling, the storage of energy produced at off peak periods for release during peak demand. Each license converts to a non-exclusive license four years after the first commercial sale of such a battery. Under the agreement, Delphi granted to the Company an exclusive license under Delphi's patents and technical information to manufacture, use and sell lithium polymer batteries, other than the vehicular and load leveling batteries exclusively licensed to Delphi, and a non-exclusive license under Delphi's patents and technical information to manufacture vehicular and load leveling batteries after the termination of Delphi's exclusive rights. The Company's exclusive license converts to a non-exclusive license four years after the first commercial sale of a battery by the Company. As additional compensation to the Company, Delphi agreed to pay royalties to the Company on each battery manufactured under Delphi's license until 2008. However, in procuring the right to sublicense Bellcore technology to Delphi, the Company agreed to pass on to Bellcore substantially all royalties received from Delphi. The Company hopes that its greatest benefit from the Delphi license will be the cost leverage from Delphi's potential substantial materials purchases from third party vendors. However, should Delphi decide to use different materials in their products, than those used by the Company, there would be less or no cost leverage from Delphi's purchases. Additionally, if General Motors decided to significantly delay commercialization or decided not to commercialize a product, then no such cost leverage would be available.

     VALTRON TECHNOLOGY PTE. LTD.

In March 1994, the Company and Goldtron Ltd. ("Goldtron") signed an agreement to establish a joint venture company in Singapore to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies. Goldtron is a worldwide developer, manufacturer and distributor of electronic and telecommunications products, with extensive distribution channels in the Far East, as well as worldwide distribution capabilities. In light of the Company's refocus on research and development, the Company and Goldtron have put the Joint Venture on hold, awaiting development of a viable battery technology that Valtron may be able to manufacture. Since the joint venture was on hold, Goldtron has licensed a liquid lithium-ion technology and is in the process of commercializing that technology. There can be no assurance that when the Company desires to reactivate the joint venture, that Goldtron will still be interested in pursuing the Company's technology.

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

     HANIL VALENCE CO., LTD.

In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is a subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, will be located in a Korean facility and has a capitalization of $10 million. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom will market the joint venture's initial products for a period of several years, depending on the market. The Company has no experience in manufacturing in Korea or selling into the Korean marketplace, and is dependent on its joint venture partner in these areas.

     ALLIANT / VALENCE, L.L.C.

The Company and Alliant Techsystems Inc. ("Alliant") signed an agreement in October 1996, to establish a joint venture company utilizing the Company's battery technology and technology obtained under the Company's Bellcore license to develop and manufacture batteries for its U.S. military customers as well as for foreign military sales activities. Alliant / Valence, L.L.C. ("Alliant / Valence"), the joint venture company, will operate a battery fabrication facility at Alliant's Power Sources Center in Horsham, Pennsylvania. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. Alliant's Power Sources Center is a major producer of military and aerospace batteries. In January 1997, Alliant announced receipt of a $1.2 million contract award from the U.S. Army Communications Electronics Command ("CECOM") to develop and implement flexible manufacturing processes for lithium ion polymer batteries to be used by the Army. The work will be performed by Alliant / Valence.

     EVEREADY BATTERY COMPANY

In May 1994, the Company signed a joint development and license agreement with Eveready for cross-licensing of all background technology, and certain foreground technology developed during a two-year period. Under the cross-license, Valence has access to Eveready's extensive battery technology portfolio to apply to Valence's advanced polymer batteries, including two patents that Eveready believes cover the Company's use of a manganese oxide, used in the Company's current research prototypes. Eveready has access to Valence's battery technology portfolio, including its proprietary solid state electrolyte, to make advanced polymer round cell batteries. Under certain conditions, including commercialization of round cell batteries by Eveready and meeting of certain requirements to purchase non-round cell batteries from Valence, Eveready may produce non-round cell batteries. In addition, if Eveready commercializes batteries using Valence's background technology, Valence will receive royalties.

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

In June 1995, when the Company took the license to the Bellcore technology, the Company was prohibited from sharing information regarding this technology to non-Bellcore licensees. To date, Eveready has not taken a license to the Bellcore technology, and the Company was prohibited from working with Eveready on certain of its research and development efforts. In May 1996, the joint research and development program ended, although the agreement remains in effect.

     BELL COMMUNICATIONS RESEARCH, INC.

In June 1995, the Company entered into a non-exclusive license agreement with Bellcore, to license Bellcore's plastic lithium battery technology. Under this agreement, the Company received rights to patents, trade secrets and know-how developed by Bellcore. The Company is in the process of integrating the Bellcore technology with the Company's lithium polymer technology, and believes that the Bellcore technology provides solutions to several technical problems the Company was facing with regard to its technology. As part of the agreement, which includes license fees and royalty payments, Bellcore received a minority equity position in the Company of 1,500,000 shares of common stock. Additionally, the Company secured the right to grant, and has granted, to Delphi a sublicense to make, have made, use and sell batteries for land, marine, and air vehicles, including electric vehicles, and utility load-leveling applications.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and product development expenses in fiscal years 1997, 1996 and 1995 were approximately, $11,259,000, $8,047,000 and $14,762,000, respectively. During the same periods, the Company received reimbursements for research and development activities and earned development contract revenues of nil, nil and $4,150,000, respectively.

The Company's research personnel are divided into two groups: the battery research and development group and the battery engineering group. The Company's battery research and development group works on developing the existing technology, materials and processing methods and developing the Company's battery technology. The 14 people in this group have expertise in chemical engineering, process control, safety, and anode, cathode and electrolyte chemistry and physics, polymer chemistry and radiation chemistry, thin film technologies, coating technologies, and anode, cathode and electrolyte chemistry, formulation, analytical chemistry and material science.

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

Even if the Company's current research and development activities result in the design of batteries with commercially desirable characteristics, to be successful, the Company will have to manufacture in commercial quantities products with appropriate performance characteristics at competitive costs. At present, the Company has, at its Henderson, Nevada facility, manual coating, laminating, assembly and packaging lines that produce small quantities of prototype batteries for internal testing and customer sampling. For coating the matrix layers, the Company is adapting existing manufacturing technologies and processes. However, further development of manufacturing technology may be delayed pending further research and development activities by the Company and the definition of manufacturable specifications with OEM customers.

In September 1993, the Company signed an agreement to open an automated manufacturing plant in Mallusk, Northern Ireland. The Company currently occupies 80,000 square feet, and may add 50,000 square feet at some point in the future. The Company, with its equipment suppliers, has designed and constructed a high volume, automated assembly and packaging lines for the Northern Ireland facility. The Company's high volume manufacturing equipment was specifically designed for use with the Company's prior metallic lithium anode technology. The Company is working with its equipment suppliers to redesign and modify this equipment to work with the Company's new battery technology. The amount of redesign and modification that is required is substantial and there can be no assurance that such redesign and modifications will work or will be cost effective. If all or some of the equipment in Northern Ireland cannot be effectively redesigned and modified, the Company will have to procure new equipment at considerable expense and loss of time.

The first automated assembly line has been delivered to the Northern Ireland facility. De-bugging of the line has gone much slower than expected. The line's reliability and yield are predictably low, although the Company believes that it will eventually reach its production goals. The Company expects this line to be qualified in the second half of calendar 1997, but there can be no assurance as to the timing or even the success of this qualification process. Upon qualification of the line, product samples are expected to be sent to potential customers for evaluation. While this line is initially slated to produce the Company's IMP36095 format cells (small telecommunication size), the Company plans to convert this line to produce its larger portable-computer cell format (approximately four inches by four inches). The conversion of the first automated line from the IMP format cell to the computer format cell will be coordinated with the expected summer 1997 delivery of the Company's first high-speed assembly line, which is also tooled to produce the IMP format cells.

The Company has been unable to meet its prior schedules regarding delivery, installation, de-bugging and qualification of the Northern Ireland production equipment, due to unforeseen problems. As most of the production equipment is being custom manufactured for the Company, it is possible that further unforeseen problems will develop and cause delay in the Company's current schedules. Many of the manufacturing processes that are being implemented in this production equipment are being scaled up for the first time from the Company's laboratory scale prototype work. It is likely that some of these scaled up processes will require refinement, adjustment or redesign. Any of these possibilities could cause substantial delay in the qualification and/or production start-up of this equipment. Such delays could cause the Company to miss significant sales and marketing opportunities, as potential lithium polymer battery customers are forced to find other vendors to meet their needs. Additionally, even if the Company is able to qualify production equipment in this calendar year, the reliability and/or production yields may not allow the Company to provide sufficient qualification samples to potential customers.

From its discussion with potential customers, the Company expects that customers will require an extensive qualification period once the customer receives its first commercial product off a production line. To date, the Company has not provided any such commercial product to any potential customer, and therefore, has not started any product qualification period.

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

In addition to currently marketed technologies, a number of companies are undertaking research in rechargeable battery technologies, including work on lithium polymer technology. Reportedly, as many as nine other companies have taken licenses to Bellcore's battery technology, although their identity has not been announced. Ultralife Batteries, Inc., which acquired Dowty Battery Company in the United Kingdom in 1994, has announced shipment of prototype lithium ion polymer batteries, and has announced plans to begin commercial shipments in 1997. Hydro-Quebec in Canada has signed an agreement with Yuasa Battery Co., Ltd. of Japan for technology transfer and the manufacture of lithium ion polymer batteries. Recently, Hydro-Quebec and Yuasa have announced the introduction of such a rechargeable lithium polymer battery. The Company believes that other research and development activities on lithium polymer batteries are taking place at W. R. Grace & Co., 3M, Alliant, and Ray O Vac in the U.S. and at other companies in Japan. In May 1995, Moltech Corp. announced that it expected to begin production shipments of its
lithium polymer batteries in mid-to-late 1996. In October   1992, the United
States Advanced Battery Consortium ("USABC") awarded the first $6,300,000 of a three-year $24,500,000 contract to a group consisting of W. R. Grace & Co., Johnson Controls and affiliated laboratories to develop a thin-film lithium polymer bipolar battery utilizing solid polymer electrolytes. At that time, the USABC also awarded a three-year $17,300,000 contract to Saft America Inc. to pursue a bipolar form of the lithium iron disulfide battery first developed at the Argonne National Laboratory. In December 1993, the USABC announced the grant of a two-year C$33,000,000 contract to a partnership formed by 3M, Hydro-Quebec and Argonne for the development of lithium polymer batteries for electric vehicles, for which a second phase was announced in February 1996, for C$27,400,000. The Company also believes that research is underway on zinc air, aluminum air, sodium sulphur, zinc bromine and nickel zinc battery technologies. No assurance can be given that such companies are not developing batteries similar or superior to the Company's lithium polymer batteries.

PATENTS AND TRADE SECRETS

The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

As of March 30, 1997, the Company held 144 United States patents and had 71 patent applications pending in the United States. The Company was preparing 100 additional patent applications for filing in the United States. The Company also actively pursues foreign patent protection in countries of interest to the Company. As of March 30, 1997, the Company had been granted 15 foreign patents and had 85 patent applications pending in foreign countries.

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

Pursuant to the regulations of the United States Department of Transportation ("DOT"), a permit is required to transport lithium across state lines. The International Air Transport Association ("IATA") similarly regulates the international shipment of lithium. At this time, lithium ion batteries, because they contain no metallic lithium, are not subject to these regulations and are being freely shipped. However, due to recent safety incidents, including fires, with the shipment of lithium-ion batteries produced by other manufacturers, the DOT has indicated that it is reviewing this position, and there can be no assurance that DOT or IATA will not decide to regulate the shipment of lithium ion batteries in the future. While, in such an event, the Company believes that DOT has granted permits for, and IATA has allowed, the transport of rechargeable lithium-based batteries in the past, there can be no assurance that DOT and IATA would permit the Company's batteries to be shipped or used by the general public, or that changes in such regulations, or in their enforcement, will not impose costly requirements or otherwise impede the transport of lithium. In addition, the DOT and IATA approval processes would require significant time and resources from the Company's technical staff and if redesign were necessary, could delay the introduction of the Company's products.

The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operation of the Company's Henderson, Nevada manufacturing facilities, and similar regulatory agencies have jurisdiction over the Company's Mallusk, Northern Ireland manufacturing facilities. Because of the risks generally associated with the use of lithium, the Company expects rigorous enforcement. No assurance can be given that the Company will not encounter any difficulties in complying with applicable health and safety regulations. Historically, lithium battery manufacturers have suffered significant damage and losses to equipment, facilities and production from fires and other industrial accidents. There can be no assurance that the Company will not sustain such damage and losses.

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

HUMAN RESOURCES

As of June 2, 1997, the Company had 91 full-time employees, of whom 13 held Ph.D. degrees. Of these employees, 16 are fully subcontracted to Delphi, and 11 are shared with Delphi. Of the total, 14 employees were engaged in research and development, 14 in battery engineering, 45 in operations and 18 in marketing, general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good. In addition to the above employees, as of June 2, 1997, the Company's Dutch subsidiary had 46 employees located in Northern Ireland.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 30, 1997, are as follows:

Name                            Age      Position
--------------------------      ---      -------------------------------------------------------------------------------
Calvin L. Reed                      54   Chairman of the Board, President, Chief Executive Officer
William J. Masuda                   48   Executive Vice President, Worldwide Operations
David P. Archibald                  56   Vice President and Chief Financial Officer
Ralph J. Brodd                      68   Vice President, Marketing
Robert J. Horning                   54   Vice President, Engineering
Tibor Kalnoki-Kis                   56   Vice President and Chief Technical Officer
James T. Larkin                     48   Vice President, U.S. Operations
Bradley A. Perkins                  39   Vice President, General Counsel and Secretary

Mr. Reed joined the Company as President and Chief Operating Officer in July 1991 and became a director of the Company in September 1991. In October 1993, Mr. Reed was also appointed Chairman of the Board and Chief Executive Officer. From April 1987 to June 1991, Mr. Reed was Vice President of Operations at Seagate Technology, Inc. ("Seagate"), a disk drive manufacturer, where he was responsible for the Singapore and the Scotts Valley, California operations. From February 1982 to April 1987, Mr. Reed was Corporate Vice President and General Manager of IMI/Corvus Systems, a disk drive and computer peripheral manufacturer, where he was responsible for manufacturing, engineering, management information systems and corporate facilities operations. Mr. Reed currently serves as a director of one private company.

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

Dr. Brodd joined the Company as Consulting Staff Scientist and Director of Marketing in April 1992. He briefly left the Company from November 1993 to January 1994, to be Vice President of Technology at Bolder Technology, Inc. In May 1995, he became Vice President, Marketing, in May 1996, he became Vice President, Research and Development and in February 1997, he returned to his previous position as Vice President, Marketing. Prior to joining the Company, Dr. Brodd was Manager, Lithium Power Sources at Gould, Inc., since April 1986. Dr. Brodd holds a Ph.D. from the University of Texas.

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

Mr. Larkin joined the Company as Director of Manufacturing in September 1992. He left the Company from September 1993 to November 1995, to be Vice President, Operations at RasterOps, through November 1994, and to be an independent consultant. In December 1995, he became Director of U.S. Operations, and in April 1997 he became Vice President, U.S. Operations. Prior to joining the Company, Mr. Larkin was Vice President, Operations at Dastek, a thin film head manufacturer for disk drives, from January 1990 to August 1992. Mr. Larkin joined Anacomp, a magnetic media products manufacturer in August 1983 and was Vice President and General Manager of the Data Disk Division from May 1987 to January 1990.

Dr. Kalnoki-Kis joined the Company as Vice President and Chief Technical Officer in February 1997. From October 1978 to January 1997, Dr. Kalnoki-Kis was employed by Gould Electronics, Inc., a wholly owned subsidiary of Japan Energy, Inc. In 1995, he became President and General Manager of the Powerdex Division at Gould. Dr. Kalnoki-Kis holds a Ph.D. from the University of Maine.

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

The Company believes that its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes that the Company will be able to secure it at reasonable rates.

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

On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In January 1997, the Court appointed a Special Master to hear the defendants' motions for summary judgment and submit recommendations to the Court with respect to their disposition. In March 1997, the Special Master held a hearing on the defendants' motions for summary judgment. To date, the Special Master is still considering the motions. At the time the Special Master was appointed, the Court also set a trial date in September, 1997. The plaintiffs have requested a jury trial and are expected to ask for a substantial sum in damages. If the plaintiffs prevail in their demands, damages awarded by the jury may exceed the assets of the Company. The Company believes that it has meritorious defenses and is defending the lawsuit vigorously.

Item 4
Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of the Company was held on January 31, 1997.

Company's stockholders elected the Board's nominees as directors by the votes indicated:

Nominee                  Votes For    Votes Withheld
----------------------  ------------  --------------
Calvin L. Reed            18,048,277      1,286,457
Carl E. Berg              18,046,110      1,288,624
Alan F. Shugart           18,047,477      1,287,257

The selection of Coopers & Lybrand as the Company's independent auditors was ratified with 18,976,410 votes in favor, 199,048 against and 159,276 abstentions.

The proposal to amend the 1990 Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance by 750,000 shares and to add provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended was ratified with 16,598,945 votes in favor, 2,285,725 against and 206,014 abstentions.

The proposal to adopt the 1996 Non-Employee Directors' Stock Option Plan and the issuance of 250,000 shares of common stock under the plan was ratified with 15,021,733 votes in favor, 3,827,938 against and 241,013 abstentions.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART II

Item 5
Market for Registrant's Common Equity
and Related Stockholder Matters

Since May 7, 1992, Valence's common stock, par value $0.001, has been traded on the National Association of Securities Dealers Automated Quotation National Market Systems (NASDAQ/NMS) under the symbol "VLNC." The high and low closing sales prices during each quarter for Valence common stock on NASDAQ/NMS for fiscal years 1996 and 1997 were as follows:

                                                                      High        Low
                                                                    ---------  ---------
Fiscal 1996
Quarter ended June 25, 1995                                         $  4 7/16  $   1 3/4
Quarter ended September 24, 1995                                        6 1/2          3
Quarter ended December 24, 1995                                         6 1/4      3 3/4
Quarter ended March 31, 1996                                            5 7/8      3 3/4

Fiscal 1997
Quarter ended June 30, 1996                                         $  7 5/16  $   4 1/8
Quarter ended September 29, 1996                                       6 1/16      3 5/8
Quarter ended December 29, 1996                                         5 7/8      4 1/8
Quarter ended March 30, 1997                                                7     4 3/16

The approximate number of record holders of the Company's Common Stock as of June 2, 1997, was 753.

Valence has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

In June 1995, the Company entered into a non-exclusive license agreement with Bellcore, to license Bellcore's plastic lithium battery technology. Under this agreement, the Company received rights to patents, trade secrets and know-how developed by Bellcore. As part of the agreement, which includes license fees and royalty payments, Bellcore received a minority equity position in the Company of 1,500,000 shares of common stock. The Company issued such shares in reliance on Rule 506 of the Securities Act.

Item 6
Selected Consolidated Financial Data

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)
                                      ---

                                                       Period from
                                                      March 3, 1989
                                                        (date of
                                                      inception) to
                                                        March 30,     March 30,    March 31,    March 26,    March 27,    March 28,
                                                          1997          1997         1996         1995         1994         1993
                                                      -------------  -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Research and development contracts                    $  21,605     $       -    $       -    $   4,150    $   7,295    $   6,385
                                                      -------------  -----------  -----------  -----------  -----------  -----------
Costs and expenses:
  Research and development                                 69,483        11,259        8,047       14,762       21,465       10,262
  Marketing                                                 2,677           205          486          705          767          514
  General and administrative                               32,363         6,168        5,614        6,269        6,013        5,211
  Write-off of in-process technology(1)                     8,212                      6,064
  Investment in Danish subsidiary(2)                        3,489
  Special charges                                          18,872                                  18,872
                                                      -------------  -----------  -----------  -----------  -----------  -----------
    Total costs and expenses                              135,096        17,632       20,211       40,608       28,245       15,987
                                                      -------------  -----------  -----------  -----------  -----------  -----------
      Operating loss                                     (113,491)      (17,632)     (20,211)     (36,458)     (20,950)      (9,602)
Interest income                                            13,727         2,558        3,549        3,606        2,547        1,435
Interest expense                                           (3,762)         (814)        (931)        (777)        (250)        (296)
        Net loss                                        $(103,526)    $ (15,888)   $ (17,593)   $ (33,629)   $ (18,653)   $  (8,463)
                                                      -------------  -----------  -----------  -----------  -----------  -----------
                                                      -------------  -----------  -----------  -----------  -----------  -----------
Net loss per share                                              -     $   (0.73)   $   (0.83)   $   (1.68)   $   (1.08)   $   (0.63)
                                                      -------------  -----------  -----------  -----------  -----------  -----------
                                                      -------------  -----------  -----------  -----------  -----------  -----------
Shares used in computing net loss per share(3)                  -        21,684       21,261       20,059       17,259       13,502
                                                      -------------  -----------  -----------  -----------  -----------  -----------
                                                      -------------  -----------  -----------  -----------  -----------  -----------


                                                                      March 30,    March 31,    March 26,    March 27,    March 28,
                                                                        1997         1996         1995         1994         1993
                                                                     -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
  Cash and cash equivalents                                           $  27,832    $  24,569    $  16,602    $  26,188    $  37,053
  Restricted cash                                                                                                             1,875
  Investments                                                             9,556       32,282       57,869       71,312       31,779
  Working capital                                                        22,105       41,281       45,011       48,254       55,935
  Total assets                                                           55,526       70,247       92,007      121,036       77,236
  Long-term debt                                                          5,217        6,169        8,811        7,258        1,785
  Accumulated deficit                                                  (103,526)     (87,638)     (70,045)     (36,416)     (17,763)
  Total stockholders' equity                                             38,349       53,010       66,784       99,629       69,010

------------------------------

(1)  See Note 11 of Notes to Consolidated Financial Statements

(2)  See Note 12 of Notes to Consolidated Financial Statements

(3)  See Note 2 of Notes to Consolidated Financial Statements

Item 7
Management's Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group of General Motors Corporation ("Delphi" - formerly Delco-Remy Division). The Company has incurred cumulative losses of $103,526,000 from its inception to March 30, 1997.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Business."

The following discussion should be read in conjunction with the five-year summary of selected financial data and the Company's consolidated financial statements and the notes thereto. All references to years represent fiscal years unless otherwise noted.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 30, 1997 (FISCAL 1997), MARCH 31, 1996 (FISCAL 1996)
  AND MARCH 26, 1995 (FISCAL 1995)

During fiscal 1997, the Company continued development activities under a research and development agreement with Delphi. That phase of a multi-year agreement, which provided for the aggregate funding of up to $20,000,000, was completed during the quarter ending September 25, 1994. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during fiscal 1997 and fiscal 1996. Revenues of $4,150,000 were recognized during fiscal 1995 regarding the completed Delphi agreement.

In September, 1994, the Company and Delphi signed a new five-year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five-year term of the new agreement for access to the Company's research and development (of which $600,000 was recognized during fiscal 1997 as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five-year agreement. The Company is treating both of these payments as an offset to expenses.

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

Research and product development expenses were $11,259,000, $8,047,000 and $14,762,000 during fiscal 1997, 1996 and 1995, respectively. The increase in fiscal 1997 versus fiscal 1996 reflects the Company's increased efforts to commercialize a product in fiscal 1998 or as soon thereafter as practicable. The decrease between fiscal 1995 and fiscal 1996 was primarily due to cost sharing with Delphi, reductions in personnel and related costs concurrent with the Company's decision to slow completion of its volume manufacturing capacities and refocus on other aspects of research and product development.

Marketing expenses were $205,000, $486,000 and $705,000 for fiscal 1997, 1996 and 1995, respectively. The comparative decrease from fiscal 1997 and 1996 to 1995 is the result of a decrease in payroll, travel and relocation expenses.

General and administrative expenses increased to $6,168,000 in fiscal 1997 from $5,614,000 in fiscal 1996 and is comparable to the $6,269,000 spent in fiscal 1995. Fiscal 1997 increase over fiscal 1996 was due to increased legal costs associated with the shareholder class action lawsuit. The fiscal 1995 to 1996 decrease reflects a reduction in spending consistent with the research and development redirection as well as cost sharing with Delphi.

Associated with the fiscal 1995 refocus on research and development, special charges in fiscal 1995 were $18,872,000 ($0.94 per share) for which no tax benefit is currently available. Such charges were made primarily to write-down equipment the Company had acquired, or is contractually committed to acquire, and which was originally intended for use in manufacturing batteries utilizing a lithium metal anode. An additional component of the special charges was for facilities consolidation costs.

During fiscal 1996, the Company incurred a one-time charge to operations of $6,064,000 ($0.28 per share) for the write-off of in-process technology related to the Technology Transfer Agreement with Bellcore. Technological feasibility of the in-process technology acquired had not been established and there was no alternate future use.

Interest income was $2,558,000, $3,549,000 and $3,606,000 in fiscal 1997,
1996 and 1995, respectively. This decrease is a result of lower interest rates and fewer funds available for investment during fiscal 1997 due to ongoing losses.

Interest expense decreased to $814,000 from $931,000 and $777,000 during fiscal 1997, 1996 and 1995, respectively. This decrease is a result of a reduction in long-term debt associated with capital equipment leases. The increase in fiscal 1996 versus fiscal 1995 is the result of additional long-term debt acquired in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $9,971,000 net cash for operating activities during fiscal 1997, whereas it used $12,134,000 during fiscal 1996 and $18,836,000 during fiscal 1995, a decrease between fiscal 1997 and fiscal 1996 of $2,163,000. This net decrease primarily resulted from a reduction in losses and the write-off of the Bellcore technology acquisition. Net cash used in fiscal 1996 decreased by $8,702,000 from fiscal 1995 as the result of special charges in fiscal 1995 partially offset by acquisition of the Bellcore technology in fiscal 1996.

During fiscal 1997, the Company provided $15,537,000 net cash from investing activities compared to a net provision of $23,281,000 during fiscal 1996, and $4,599,000 provided during fiscal 1995, a decrease of $7,744,000 between fiscal 1997 and 1996. The decrease was a result of lower losses and shortening of maturities to support fiscal 1998 capital expenditure budgets. There were $18,916,000 net maturities during fiscal 1997, as compared to $25,587,000 net maturities during fiscal 1996. In addition, capital expenditures increased $1,000,000 during fiscal 1997, as compared to fiscal 1996.

The Company used $1,399,000 in fiscal 1997 as compared to $2,679,000 net cash from financing activities during fiscal 1996, versus providing $4,520,000 during fiscal 1995. This decrease resulted from reductions in long-term debt. In fiscal 1995 the Company provided funds by increasing its long-term borrowings by $4,942,000.

As a result of the above, the Company had a net increase in cash and cash equivalents of $3,263,000 during fiscal 1997 and $7,967,000 during fiscal 1996, whereas it had a net decrease of $9,586,000 during fiscal 1995.

The Company's $2,000,000 working capital line of credit is available through March, 1998. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of March 30, 1997, there was one outstanding letter of credit in the amount of $25,000.

During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the "IDB") to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five-year period through October 31, 2001. As of March 30, 1997, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 (US$38,373,000 as of March 30, 1997).

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

The Company expects that its existing funds as of March 30, 1997, together with the interest earned thereon, will be sufficient to fund the Company's operations through calendar 1997. The Company anticipates that it may need substantial additional funds in the future (possibly as early as the third or fourth quarter of fiscal 1998) for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

Forward looking statements involve a number of risks and uncertainties including, but not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

Item 8
Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and notes thereto appear on pages F-1 to F-18 of this Form 10-K Annual Report.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in, or disagreements with accountants, on accounting and financial disclosures.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART III

Item 10
Directors of the Registrant

The names of the Company's directors and certain information about them are set forth below; such information for executive officers of the Company is contained in Part I, Item 1 of the report.

The directors of the Company and their ages as of June 2, 1997, are as follows:

Name                            Age      Position held with the Company
--------------------------      ---      -------------------------------------------------------------------------------
Calvin L. Reed                      54   Chairman of the Board, President, Chief Executive Officer
Carl E. Berg(1)(2)                  59   Director
Alan F. Shugart(1)(2)               66   Director

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

Mr. Reed joined the Company as President and Chief Operating Officer in July 1991 and became a director of the Company in September 1991. In October 1993, Mr. Reed was also appointed Chairman of the Board and Chief Executive Officer. From April 1987 to June 1991, Mr. Reed was Vice President of Operations at Seagate Technology, Inc. ("Seagate"), a disk drive manufacturer, where he was responsible for the Singapore and the Scotts Valley, California operations. From February 1982 to April 1987, Mr. Reed was Corporate Vice President and General Manager of IMI/Corvus Systems, a disk drive and computer peripheral manufacturer, where he was responsible for manufacturing, engineering, management information systems and corporate facilities operations. Mr. Reed currently serves as a director of one private company.

Mr. Berg helped found the Company and has served on the Board of Directors since September 1991. For more than the past five years, Mr. Berg has been a major Silicon Valley industrial real estate developer and a private venture capital investor. Mr. Berg also serves as a director of Integrated Device Technology, Inc., Videonics, Inc., and Systems Integrated Research.

Mr. Shugart joined the Company as a director in March 1992. Mr. Shugart has been the Chief Executive Officer and a director of Seagate since its inception in 1979. Mr. Shugart also served as Seagate's President from 1979 to 1983 and from September 1991 to the present. Additionally, Mr. Shugart served as Chairman of the Board of Seagate from 1979 until September 1991, and from October 1992 to the present. Mr. Shugart currently serves as a director of Sandisk Corporation.

BOARD COMMITTEES AND MEETINGS

During the fiscal year ended March 30, 1997, the Board of Directors held five meetings. The Board has an Audit Committee, a Compensation Committee and a Non-Officer Stock Option Administration Committee. The Board at large serves as the Nominating Committee.

The Audit Committee meets with the Company's independent accountants to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent accountants to be retained and receives and considers the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee did not meet during the 1997 fiscal year. It currently is composed of two non-employee directors: Messrs. Berg and Shugart.

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of two non-employee directors: Messrs. Berg and Shugart. It met three times during fiscal 1997.

The Non-Officer Stock Option Administration Committee administers the Company's 1990 Stock Option Plan only for non-officer employees and makes grants to such employees not in excess of 14,500 shares to any individual. All option grants in excess of this limit and all grants to officers must be approved by the Compensation Committee or the Board at large. The Non-Officer Stock Option Committee is composed of Mr. Reed.

During the fiscal year ended March 30, 1997, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 30, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Each non-employee director of the Company also receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On each anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100,000 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the Directors' Plan will start receiving annual grants on the anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. No options granted under the Directors' Plan may be exercised until the plan is approved by the stockholders.

During the last fiscal year, the Company granted options covering 20,000 shares to Carl Berg, at an exercise price per share of $5.94, and 46,668 shares to Alan Shugart, at an exercise price per share of $6.75, non-employee directors of the Company, under the Directors' Plan. The fair market value of such Common Stock on the dates of grant was $5.94 and

$6.75, respectively, per share (based on the closing sales price reported in the NASDAQ National Market for the date of grant). As of June 2, 1997, no options had been exercised under the Directors' Plan.

EXECUTIVE COMPENSATION

Executive officers are eligible to receive stock options under the 1990 Plan.

In June 1996, the Compensation Committee of the Board passed a resolution which provides for the automatic granting of stock options to the officers of the Company. According to this resolution, each quarter, each officer receives a grant of options under the 1990 plan in an amount necessary to keep the amount of unvested options held by that officer at a predetermined level. These levels are 360,000 shares for the CEO, 180,000 shares for an executive vice president, and 120,000 shares for a vice president. The resolution was effective when passed, and the Company's officers have been receiving such grants since that time. The resolution further provided that in the event the Company ever grants a bonus to any officer, that one half of any such bonus would be held by the Company for use by the officer only for exercising his or her stock options. To date, no bonuses have been granted to any officer.

The following table shows for the fiscal years ended March 30, 1997, March 31, 1996 and March 26, 1995, certain compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 30, 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                    Long
                                                                                    Term
                                                       Annual                   Compensation
                                                    Compensation                   Awards
                                                   ---------------     Other    ------------    All Other
                                          Fiscal    Salary   Bonus    Annual     Options(1)    Compensation
Name and Principal Position                Year      ($)      ($)       ($)         (#)            ($)
----------------------------------------  ------   --------  -----   ---------  ------------   ------------
Calvin L. Reed                              1997    250,000  --         --        297,630         7,540(2)
  President and Chief                       1996    250,000  --         --         30,000         4,854(2,4)
  Executive Officer                         1995    252,115  --         --        150,000        49,923(2,3)

William J. Masuda                           1997    175,000  --         --        136,550           --
  Executive Vice President,                 1996    175,000  --         --         --               476(4)
  Worldwide Operations                      1995    165,084  --         --        100,000           --

R. Joseph Horning                           1997    145,600  --         --         44,442           --
  Vice President,                           1996    145,600  --       12,500(5)    10,000        48,531(3)
  Engineering                               1995    141,241  --         --        136,000           --

Ralph J. Brodd                              1997    134,834  --       16,667(5)    59,017         2,084(4)
  Vice President,                           1996    127,404  --       13,035(5)    80,000        28,331(3,4)
  Marketing                                 1995    109,039  --         --         15,000           --

Bradley A Perkins                           1997    130,000  --       13,520(5)    69,117           --
  Vice President and                        1996    130,000  --       11,898(5)    10,000         7,679(3,4)
  General Counsel                           1995    128,269  --         --         97,000           --

------------------------

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

STOCK OPTION GRANTS AND EXERCISES

The following tables show for the fiscal year ended March 30, 1997, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

                                                         Individual Grants                                    Potential Realizable
                                                    ----------------------------                                     Value
                                                                  Percent of                                at Assumed Annual Rates
                                                                     Total                                       of Stock Price
                                                                    Options                                       Appreciation
                                                                  Granted to                                   for Option Term(3)
                                                     Options       Employees       Exercise                 ------------------------
                                                     Granted       in Fiscal         Price     Expiration
Name                                                 (#)(1)         Year(2)         ($/Sh)        Date        5% ($)      10% ($)
--------------------------------------------------  ---------  -----------------  -----------  -----------  ----------  ------------
Calvin L. Reed                                        232,500           20.7%          5.88       6/7/06     859,762    2,178,804
                                                       11,250            1.0%          5.00       7/1/06      35,376       89,648
                                                       25,782            2.3%          5.88      9/30/06      95,339      241,608
                                                       28,098            2.5%          4.19     12/30/06      74,041      187,633

William J. Masuda                                      96,250            8.6%          5.88       6/7/06     355,923      901,978
                                                        5,625            0.5%          5.00       7/1/06      17,688       44,824
                                                       16,641            1.5%          5.88      9/30/06      61,537      155,946
                                                       18,034            1.6%          4.19     12/30/06      47,521      120,427

R. Joseph Horning                                      21,600            1.9%          5.88       6/7/06      79,875      202,418
                                                        3,250            0.3%          5.00       7/1/06      10,220       25,898
                                                        9,400            0.8%          5.88      9/30/06      34,760       88,089
                                                       10,192            0.9%          4.19     12/30/06      26,857       68,060

Bradley A. Perkins                                     42,950            3.8%          5.88       6/7/06     158,825      402,493
                                                        3,250            0.3%          5.00       7/1/06      10,220       25,898
                                                       18,285            1.6%          5.88      9/30/06      67,616      171,352
                                                        4,632            0.4%          4.19     12/30/06      12,206       30,932

Ralph Brodd                                            36,000            3.2%          5.88       6/7/06     133,124      337,363
                                                        3,250            0.3%          5.00       7/1/06      10,220       25,898
                                                        9,000            0.8%          5.88      9/30/06      33,281       84,341
                                                       10,767            1.0%          4.19     12/30/06      28,372       71,900

------------------------

(1) Options granted in fiscal 1997 generally vest over four years, with 1/16 of the shares vesting each quarter and with full vesting occurring on the fourth anniversary date.

(2) Based on an aggregate of 1,125,558 options granted to employees, including the Named Executive Officers, in fiscal year 1997.

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

The following table shows the number and value of the unexcercised options held by each of the Named Executive Officers on March 30, 1997:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

                                                                                                Value of Unexercised
                                                                      Number of Unexercised     In-the-Money Options
                                                                      Options at FY-End (#)       at FY-End ($)(1)
                                                                     ------------------------  ----------------------
                                           Shares
                                         Acquired on       Value
                                          Exercise       Realized
Name                                         (#)            ($)      Exercisable  Unexercisable Exercisable Unexercisable
-------------------------------------  ---------------  -----------  -----------  -----------  ---------  -----------
Calvin L. Reed                                    0             0      626,084      360,000   3,434,889    513,965
William J. Masuda                                 0             0      150,711      180,000     679,782    289,625
R. Joseph Horning                                 0             0       81,271      120,000     250,822    288,793
Bradley A. Perkins                                0             0       90,539      120,000     342,134    228,873
Ralph Brodd                                       0             0       68,707      120,000     295,029    300,376

------------------------

(1) Based on the fair market value of the Company's Common Stock as of March 30, 1997 ($6.75) minus the exercise price of the options multiplied by the number of shares underlying the option.

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

In January 1993, the Company entered into an employment agreement with Mr. Horning pursuant to which the Company retained Mr. Horning as its Director of Product Engineering for an annual salary of $125,000. The Company granted Mr. Horning an option to purchase 22,000 shares of common stock at an exercise price of $22.75 per share, vesting over a five-year period. In addition, the Company agreed to pay Mr. Horning's relocation expenses. The Company also loaned Mr. Horning $45,000 pursuant to a loan agreement, in which the Company forgave the loan at a rate of $15,000 per year of his employment. Mr. Horning became a Vice President of the Company in September 1993.

In February 1997, the Company entered into an employment agreement with Dr. Kalnoki-Kis pursuant to which the Company retained Dr. Kalnoki-Kis as its Vice President and Chief Technical Officer at an annual salary of $175,000. The Company granted Dr. Kalnoki-Kis an option to purchase 150,000 shares of common stock at an exercise price of $5.88 per share, vesting over a four-year period. In addition, the Company agreed to pay Dr. Kalnoki-Kis's relocation expenses. The Company also loaned Dr. Kalnoki-Kis $200,000 pursuant to a loan agreement, in which the Company will forgive the principle and interest over the first four years of his employment.

OPTION REPRICING INFORMATION

The following table shows certain information concerning option repricings received by any Named Officer during the last ten years.

TEN YEAR OPTION/SAR REPRICINGS

                                                              Number                                                   Length of
                                                                of                                                     Original
                                                             Options/    Market Price                                 Option Term
                                                               SARs       of Stock at     Exercise                   Remaining at
                                                             Repriced       Time of     Price at Time      New          Date of
                                                                or       Repricing or   of Repricing    Exercise     Repricing or
                                                              Amended      Amendment    or Amendment      Price        Amendment
Name                                               Date         (#)           ($)            ($)           ($)          (years)
-----------------------------------------------  ---------  -----------  -------------  -------------  -----------  ---------------
R. Joseph Horning                                 01/18/93      22,000        11.50         22.75        11.50           4.75

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended March 30, 1997, the Compensation Committee consisted of Messrs. Shugart and Berg.

In July 1990, Mr. Berg loaned the Company $520,000 for a seven year term at an interest rate of 10% per annum and the Company issued a warrant exercisable for an aggregate of 130,000 shares of common stock to Mr. Berg. This warrant was exercised on March 31, 1992 at $4.40 per share by cancellation of indebtedness under such loan. From July 1990 to March 1992 the Company issued additional warrants exercisable for an aggregate of 1,222,825 shares of common stock to Baccarat Electronics, Inc., an entity affiliated with Mr. Berg, at an exercise price of $4.00 per share, in consideration for a loan agreement in which such entity agreed to lend the Company an aggregate of up to $5,000,000 (the "Loan Agreement"). Under the terms of the Loan Agreement, the Company executed a promissory note payable in full in July 1995 with 9% interest per annum through July 1993 and the prime rate thereafter. In addition, to secure its obligations under the promissory note, the Company granted to the entity a security interest in all of the Company's assets. In August 1992, the Company entered into an amendment to the Loan Agreement which allows the Company to borrow, prepay and re-borrow up to the full $5,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. In September 1992, the Company paid in full all interest and principal outstanding under the Loan Agreement. As of March 30, 1997, the Company had no outstanding balance under the Loan Agreement.

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

Item 12
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's common stock as of June 2, 1997 by: (i) each director and nominee for director; (ii) each of the executive officers in the Summary Compensation table; (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock.

                            BENEFICIAL OWNERSHIP (1)

Beneficial Owner                                                         Number of Shares  Percent of Total
-----------------------------------------------------------------------  ----------------  -----------------
Carl E. Berg(2)                                                               4,069,489            17.59%
  10050 Bandley Drive, Cupertino, CA 95014

Bell Communications Research, Inc.                                            1,500,000             6.85%
  445 South Street, Morristown, NJ 07960

Calvin L. Reed(3)                                                               658,507             2.92%

William J. Masuda(3)                                                            171,422            *

Alan F. Shugart(3)                                                              137,224            *

Bradley A. Perkins(3)                                                           101,815            *

R. Joseph Horning(3)                                                             92,979            *

Ralph Brodd(3)                                                                   80,518            *

All directors and executive officers as a group (10 persons)(4)               5,404,819            22.10%

------------------------

 *  Less than one percent (1%)

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 21,892,543 shares of common stock outstanding on June 2, 1997, adjusted as required by rules promulgated by the Commission.

(2) Includes 150,000 shares held by Mr. Berg; 21,667 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of June 2, 1997; 1,222,825 shares issuable upon exercise of warrants held by Baccarat Electronics, Inc., of which Mr. Berg is President and principal stockholder; 2,499,997 shares held by Baccarat Development Partnership for which Mr. Berg serves as the President of the corporate general partner; 105,000 shares held by Berg & Berg Enterprises, Inc. and 70,000 shares held by Berg & Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer Carl E. Berg, Trustee. Does not include 80,000 shares held in trust for Mr. Berg's children. Mr. Berg is not a trustee of the trust and he disclaims beneficial ownership of such shares.

(3) All shares are issuable upon exercise of options that are exercisable within 60 days of June 2, 1997.

(4) Includes 1,222,825 shares issuable upon exercise of warrants and 1,341,997 issuable upon exercise options.

Item 13
Certain Transactions

In July 1992, the Company entered into a relocation loan agreement with Mr. Masuda, Executive Vice President, Worldwide Operations of the Company pursuant to which the Company agreed to lend up to $100,000 at an annual interest rate of 6% due and payable on December 31, 1992. Mr. Masuda repaid the loan in July 1993.

See "Compensation Committee Interlocks and Insider Participation" for a description of certain transactions between the Company and Mr. Berg.

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

On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company s public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In January 1997, the Court appointed a Special Master to hear the defendants' motions for summary judgment and submit recommendations to the Court with respect to their disposition. In March 1997, the Special Master held a hearing on the defendants' motions for summary judgment. To date, the Special Master is still considering the motions. At the time the Special Master was appointed, the Court also set a trial date in September, 1997. The plaintiffs have requested a jury trial and are expected to ask for a substantial sum in damages. If the plaintiffs prevail in their demands, damages awarded by the jury may exceed the assets of the Company. The Company believes that it has meritorious defenses and is defending the lawsuit vigorously.

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

Item 14
Exhibits, Financial Statements,
Financial Statement Schedules and Reports on Form 8-K

(a)        (1)        FINANCIAL STATEMENTS--See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

           (2)        REPORT OF INDEPENDENT ACCOUNTANTS--See Index to Consolidated Financial Statements
                        on F-1 of this Form 10-K Annual Report.

           (3)        EXHIBITS--See Exhibit Index on pages 29 and 30 of this Form 10-K Annual Report.

(b)                   The Registrant filed no reports on Form 8-K during the fiscal year ended March 30,
                        1997.

(c)                   See Exhibit Index on pages 29 and 30 of this Form 10-K Annual Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXHIBIT INDEX

  EXHIBIT NO.

      3.1 (1)    Second Amended and Restated Certificate of Incorporation of the Registrant.
      3.2 (1)    Amended and Restated Bylaws of the Registrant.
     10.1 (1)    Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers.
     10.2 (1)( ) 1990 Employee Stock Option Plan and related form of Incentive Stock Option Grant and
                 Supplemental Stock Option Grant.
     10.3 (1)    Lease Agreement between the Company and Berg & Berg Developers for the Premises at 6781
                 Via Del Oro, San Jose, California 95119.
     10.4 (1)    Stock Purchase Agreement between Mead and the Company, effective July 27, 1990.
     10.5 (1)    Stock Assignment and License Agreement between Mead and the Company, dated July 26,
                 1990.
     10.6 (1)    Amendment No. 1 to Assignment and License Agreement, dated December 6, 1991.
     10.7 (1)    Contribution Agreement between Mead and Devres MS Co., dated July 26, 1990.
     10.8 (1)    Agreement between the Company, Innocell and Delco Remy Division--General Motors, dated
                 March 1, 1991.
     10.9 (1)( ) Employment Agreement with Dr. Dale R. Shackle, dated April 30, 1991.
     10.10(1)( ) Relocation Loan Agreement with Dr. Dale R. Shackle, dated August 2, 1991.
     10.11(1)( ) Employment Agreement with Mr. Calvin L. Reed, dated May 28, 1991.
     10.12(1)    Loan Agreement between the Company and Baccarat Electronics Inc., dated July 17, 1990.
     10.13(1)    Amendment No. 1 to Loan between the Company and Baccarat Electronics, dated March 15,
                 1991.
     10.14(1)    Amendment No. 2 to Loan between the Company and Baccarat Electronics, dated March 24,
                 1992.
     10.15(1)    Settlement Agreement and General Release by and among Jorgen S. Lundsgaard, H. Hope, S.
                 Hope, H&L, HII, Lithion, HTI, Devres and the Company, dated September 9, 1991.
     10.16(1)    Settlement Agreement by and among the Company, Ultracell (Cayman Islands), Innovision
                 A/S, ERL, Innocell and JL ApS, dated March 21, 1992.
     10.17(1)    Options to purchase an aggregate of 375,000 shares of the Common Stock of the Company issued to Carl E. Berg by four individuals, dated March 21, 1992.
     10.18(1)    Option to purchase shares of Innocell ApS issued to Ultracell (Cayman Islands) by Jorgen
                 S. Lundsgaard, dated March 21, 1992.
     10.19(1)    Letter Agreement by and between the Company and Jorgen S. Lundsgaard, dated March 21,
                 1992.
     10.20(1)    Indemnification Agreement by and between the Company and Carl E. Berg, dated March 21,
                 1992.
     10.21(1)    Promissory Note for $1,100,000 in favor of Carl E. Berg, dated March 24, 1992.
     10.22(1)    Addendum to Promissory Note for $1,100,000, dated March 24, 1992.
     10.23(2)( ) Employee Loan Agreement between the Company and William Masuda, dated July 1, 1992.

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

  EXHIBIT NO.
     10.31(5)    Lease Agreement between the Company and Berg & Berg Developers for the Premises at 6781
                 Via Del Oro and 160 Great Oaks, San Jose, California 95119, dated as of May 1, 1993.
     10.32(6)    Purchase Agreement between the Company and Whittaker Technical Products, Inc. for the
                 Premises at 301 Conestoga Way, Henderson, Nevada 89015, dated as of September 21, 1994.
     10.33(6)(*) Joint Research and Development Agreement between the Company and AC Delco Systems
                 Division of General Motors Corporation, dated as of September 15, 1994.
     10.34(7)(*) Technology Transfer Agreement between the Company and Bell Communications Research,
                 Inc., dated as of June 29, 1995.
     10.35(8)(*) Joint Venture Agreement between the Company, through its Dutch subsidiary, and Hanil
                 Telecom Co., Ltd., dated as of July 10, 1996.
     10.36(8)(*) License and Support Agreement between the Company, through its Dutch subsidiary, and
                 Hanil Valence Co., Ltd.
     10.37(8)(*) Battery Laminate Supply Agreement between the Company, through its Dutch subsidiary, and
                 Hanil Valence Co., Ltd.
     10.38(8)(*) Letter Agreement from the Company, through its Dutch subsidiary, to Hanil Telecom Co.,
                 Ltd.
     10.39(9)(*) Joint Venture Agreement between the Company and Alliant Techsystems.
     10.40(9)(*) License and Support Agreement between the Company and Alliant / Valence, L.L.C.
     10.41(9)(*) Battery Laminate Supply Agreement between the Company and Alliant / Valence, L.L.C.
     11.1        Calculation of net loss per share.
     21.1        List of subsidiaries of the Company.
     23.1        Consent of Independent Accountants.
     27.1        Financial Data Schedule

------------------------

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

(8) Incorporated by reference to the indicated exhibit in the Company's Form 10Q filed for fiscal quarter ended June 30, 1996.

(9) Incorporated by reference to the indicated exhibit in the Company's Form 10Q filed for fiscal quarter ended September 29, 1996.

( ) Executive Compensation Plans and Arrangements.

(*) Portions of the text have been omitted. A separate filing of such omitted text has been made with the Commission as part of Registrant's application for confidential treatment.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VALENCE TECHNOLOGY, INC.

June 27, 1997                   By:  /s/ CALVIN L. REED
                                     ------------------------------------------
                                     Calvin L. Reed
                                     Chairman of the Board, President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

June 27, 1997                   By:  /s/ DAVID P. ARCHIBALD
                                     ------------------------------------------
                                     David P. Archibald
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

/s/ CALVIN L. REED              Chairman, President and
------------------------------  Chief                          June 27, 1997
Calvin L. Reed                  Executive Officer

/s/ CARL E. BERG
------------------------------  Director                       June 27, 1997
Carl E. Berg

/s/ ALAN F. SHUGART
------------------------------  Director                       June 27, 1997
Alan F. Shugart

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                            Pages
                                                                                                                            -----
CONSOLIDATED FINANCIAL STATEMENTS:
    Report of Independent Accountants..................................................................................         F-2
    Consolidated Balance Sheets as of March 30, 1997 and March 31, 1996................................................         F-3
    Consolidated Financial Statements for the period from
      March 3, 1989 (date of inception) to March 30, 1997 and
      for the years ending March 30, 1997, March 31, 1996 and
      March 26, 1995:
        Consolidated Statements of Operations..........................................................................         F-4
        Consolidated Statements of Stockholders' Equity (Deficit)......................................................         F-5
        Consolidated Statements of Cash Flows..........................................................................         F-6
Notes to Consolidated Financial Statements.............................................................................         F-7

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valence Technology, Inc. and subsidiaries (companies in the development stage) as of March 30, 1997 and March 31, 1996, and the consolidated results of their operations and their cash flows for the period from March 3, 1989 (date of inception) to March 30, 1997 and for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

San Jose, California
May 2, 1997

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)
                                      ---

                                                                                                  March 30,   March 31,
                                                                                                    1997         1996
                                                                                                 -----------  ----------
                                            ASSETS
Current assets:
  Cash and cash equivalents                                                                      $    27,832  $   24,569
  Short-term investments                                                                               5,556      26,492
  Accounts receivable                                                                                    431         545
  Interest receivable                                                                                    126         444
  Prepaids and other current assets                                                                      120         299
                                                                                                 -----------  ----------
    Total current assets                                                                              34,065      52,349
Investments                                                                                            4,000       5,790
Property, plant and equipment, net                                                                    17,191      11,752
Other assets                                                                                             270         356
                                                                                                 -----------  ----------
    Total assets                                                                                 $    55,526  $   70,247
                                                                                                 -----------  ----------
                                                                                                 -----------  ----------

                                          LIABILITIES
Current liabilities:
  Current portion of long-term debt                                                              $     1,433  $    2,277
  Accounts payable                                                                                     1,949       1,251
  Accrued expenses                                                                                     7,317       6,180
  Accrued compensation                                                                                 1,261       1,360
                                                                                                 -----------  ----------
    Total current liabilities                                                                         11,960      11,068
Long-term debt, less current portion                                                                   5,217       6,169
                                                                                                 -----------  ----------
    Total liabilities                                                                                 17,177      17,237
                                                                                                 -----------  ----------
Commitments and Contingencies (Notes 7 and 11.)

                                     STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
  Authorized:  10,000 shares; Issued and outstanding: none
Common stock, $0.001 par value:
  Authorized:  50,000 shares; Issued and outstanding: 21,745 and 21,665 shares at March 30,
    1997 and March 31, 1996, respectively                                                            140,580     140,307
Deficit accumulated during the development stage                                                    (103,526)    (87,638)
Cumulative translation adjustment                                                                      1,295         341
                                                                                                 -----------  ----------
    Total stockholders' equity                                                                        38,349      53,010
                                                                                                 -----------  ----------
      Total liabilities and stockholders' equity                                                 $    55,526  $   70,247
                                                                                                 -----------  ----------
                                                                                                 -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)
                                      ---

                                                                       Period from
                                                                      March 3, 1989                 Year Ended
                                                                   (date of inception)  ----------------------------------
                                                                           to           March 30,   March 31,   March 26,
                                                                     March 30, 1997        1997        1996        1995
                                                                   -------------------  ----------  ----------  ----------
Revenue:
  Research and development contracts                                  $      21,605     $        -  $        -  $    4,150
                                                                         ----------     ----------  ----------  ----------
Costs and expenses:
  Research and development                                                   69,483         11,259       8,047      14,762
  Marketing                                                                   2,677            205         486         705
  General and administrative                                                 32,363          6,168       5,614       6,269
  Write-off of in-process technology                                          8,212                      6,064
  Investment in Danish subsidiary                                             3,489
  Special charges                                                            18,872                                 18,872
                                                                         ----------     ----------  ----------  ----------
    Total costs and expenses                                                135,096         17,632      20,211      40,608
                                                                         ----------     ----------  ----------  ----------
      Operating loss                                                       (113,491)       (17,632)    (20,211)    (36,458)
Interest income                                                              13,727          2,558       3,549       3,606
Interest expense                                                             (3,762)          (814)       (931)       (777)
                                                                         ----------     ----------  ----------  ----------
      Net loss                                                        $    (103,526)    $  (15,888) $  (17,593) $  (33,629)
                                                                         ----------     ----------  ----------  ----------
                                                                         ----------     ----------  ----------  ----------
Net loss per share                                                                -     $    (0.73) $    (0.83) $    (1.68)
                                                                         ----------     ----------  ----------  ----------
                                                                         ----------     ----------  ----------  ----------
Shares used in computing net loss per share                                       -         21,684      21,261      20,059
                                                                         ----------     ----------  ----------  ----------
                                                                         ----------     ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  for the cumulative period from March 3, 1989
                     (date of inception) to March 30, 1997

                    (in thousands, except per share amounts)
                                      ---

                                                             Common Stock, $0.001
                                                                                                   Deficit
                                                             Par Value Per Share    Options to   Accumulated
                                                                                     Purchase     During the   Cumulative
                                                            ----------------------   Treasury    Development   Translation
                                                              Shares      Amount       Stock        Stage      Adjustment
                                                            -----------  ---------  -----------  ------------  -----------
Issuance of common stock to founders:
  March 1989 at $0.001 per share                                 4,500   $       5
  May 1989 at $0.01 per share                                    3,370          34
  Net loss                                                                                        $     (394)
                                                            -----------  ---------               ------------
Balances, March 31, 1990                                         7,870          39                      (394)
  Issuance of common stock for cash in September 1990 at
    $0.01 per share                                                500           5
  Net loss                                                                                            (5,137)
                                                            -----------  ---------               ------------
Balances, March 31, 1991                                         8,370          44                    (5,531)
  Exercise of warrants                                             130         572
  Options purchased                                                                  $  (1,125)
  Net loss                                                                                            (3,769)
                                                            -----------  ---------  -----------  ------------  -----------
Balances, March 31, 1992                                         8,500         616      (1,125)       (9,300)
  Issuance of common stock in public offerings, net of
    offering costs:
  May and June 1992 at $8.00 per share                           4,140      30,155
  November 1992 at $18.00 per share                              3,380      57,031
  Exercise of Stock Options: July 1992 through March 1993
    at $0.01 to $0,25 per share                                    289          21
  Compensation related to exercised stock options                               75
  Net loss                                                                                            (8,463)
                                                            -----------  ---------  -----------  ------------  -----------
Balances, March 28, 1993                                        16,309      87,898      (1,125)      (17,763)
  Issuance of common stock in public offering in December
    1993 at $14.00 per share, net of offering costs              3,680      48,492
  Exercise of stock options during year at $0.01 to $13.00
    per share                                                      410         481
  Compensation related to exercised stock options                              243
  Exercise of options to purchase treasury stock and
    retirement of shares                                          (375)     (1,125)      1,125
  Net loss                                                                                           (18,653)
  Translation adjustment                                                                                        $      56
                                                            -----------  ---------  -----------  ------------  -----------
Balances, March 27, 1994                                        20,024     135,989                   (36,416)          56
  Exercise of stock options during year at $0.01 to $4.00
    per share                                                       83          33
  Compensation related to exercised stock options                               43
  Net loss                                                                                           (33,629)
  Translation adjustment                                                                                              708
                                                            -----------  ---------  -----------  ------------  -----------
Balances, March 26, 1995                                        20,107     136,065                   (70,045)         764
  Exercise of stock options during year at $0.25 to $4.00
    per share                                                       58         179
  Common stock issued to purchase Bellcore technology            1,500       4,063
  Net loss                                                                                           (17,593)
  Translation adjustment                                                                                             (423)
                                                            -----------  ---------  -----------  ------------  -----------
Balances, March 31, 1996                                        21,665     140,307   $       -       (87,638)         341
  Exercise of stock options during year at $1.88 to $4.31
    per share                                                       80         273
  Net loss                                                                                           (15,888)
  Translation adjustment                                                                                              954
                                                            -----------  ---------  -----------  ------------  -----------
Balances, March 30, 1997                                        21,745   $ 140,580   $       -    $ (103,526)   $   1,295
                                                            -----------  ---------  -----------  ------------  -----------
                                                            -----------  ---------  -----------  ------------  -----------


                                                             Totals
                                                            ---------
Issuance of common stock to founders:
  March 1989 at $0.001 per share                            $       5
  May 1989 at $0.01 per share                                      34
  Net loss                                                       (394)
                                                            ---------
Balances, March 31, 1990                                         (355)
  Issuance of common stock for cash in September 1990 at
    $0.01 per share                                                 5
  Net loss                                                     (5,137)
                                                            ---------
Balances, March 31, 1991                                       (5,487)
  Exercise of warrants                                            572
  Options purchased                                            (1,125)
  Net loss                                                     (3,769)
                                                            ---------
Balances, March 31, 1992                                       (9,809)
  Issuance of common stock in public offerings, net of
    offering costs:
  May and June 1992 at $8.00 per share                         30,155
  November 1992 at $18.00 per share                            57,031
  Exercise of Stock Options: July 1992 through March 1993
    at $0.01 to $0,25 per share                                    21
  Compensation related to exercised stock options                  75
  Net loss                                                     (8,463)
                                                            ---------
Balances, March 28, 1993                                       69,010
  Issuance of common stock in public offering in December
    1993 at $14.00 per share, net of offering costs            48,492
  Exercise of stock options during year at $0.01 to $13.00
    per share                                                     481
  Compensation related to exercised stock options                 243
  Exercise of options to purchase treasury stock and
    retirement of shares                                            -
  Net loss                                                    (18,653)
  Translation adjustment                                           56
                                                            ---------
Balances, March 27, 1994                                       99,629
  Exercise of stock options during year at $0.01 to $4.00
    per share                                                      33
  Compensation related to exercised stock options                  43
  Net loss                                                    (33,629)
  Translation adjustment                                          708
                                                            ---------
Balances, March 26, 1995                                       66,784
  Exercise of stock options during year at $0.25 to $4.00
    per share                                                     179
  Common stock issued to purchase Bellcore technology           4,063
  Net loss                                                    (17,593)
  Translation adjustment                                         (423)
                                                            ---------
Balances, March 31, 1996                                       53,010
  Exercise of stock options during year at $1.88 to $4.31
    per share                                                     273
  Net loss                                                    (15,888)
  Translation adjustment                                          954
                                                            ---------
Balances, March 30, 1997                                    $  38,345
                                                            ---------
                                                            ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                      ---

                                                                            Period from
                                                                           March 3, 1989
                                                                              (date of               Twelve Months Ended
                                                                             inception)     -------------------------------------
                                                                                 to          March 30,    March 31,    March 26,
                                                                           March 30, 1997      1997         1996         1995
                                                                          ----------------  -----------  -----------  -----------
Cash flows from operating activities:
  Net loss                                                                   $ (103,526)     $ (15,888)   $ (17,593)   $ (33,629)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                19,845          3,536        5,199        4,482
    Write-off of equipment                                                       14,792             25                    16,489
    Write-off of in-process technology                                            6,211                       4,064
    Compensation related to stock options                                         1,421                         273          278
    Noncash charge related to acquisition of Danish subsidiary                    2,245
    Changes in assets and liabilities:
      Accounts receivable                                                           658            114          544
      Interest receivable                                                          (117)           321         (220)         170
      Notes receivable                                                             (144)            (1)        (143)
      Prepaid expenses and other current assets                                  (1,073)           185          212         (573)
      Accounts payable                                                            1,848            698       (1,166)      (5,978)
      Accrued liabilities                                                           293          1,039       (3,304)         421
      Deferred revenue                                                                                                      (496)
                                                                          ----------------  -----------  -----------  -----------
        Net cash used in operating activities                                   (57,547)        (9,971)     (12,134)     (18,836)
                                                                          ----------------  -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of long-term investments                                            (478,228)       (81,139)    (146,371)     (43,076)
  Maturities in long-term investments                                           464,862        100,055      171,958       56,519
  Capital expenditures                                                          (39,252)        (3,379)      (2,306)      (8,794)
  Other                                                                            (222)                                     (50)
                                                                          ----------------  -----------  -----------  -----------
        Net cash provided by (used in) investing activities                     (52,840)        15,537       23,281        4,599
                                                                          ----------------  -----------  -----------  -----------
Cash flows from financing activities:
  Property and equipment grants                                                   4,419            125          356        2,449
  Borrowings of long-term debt                                                   15,502                                    4,942
  Payments of long-term debt:
    Product development loan                                                       (482)                                    (482)
    Shareholder and director                                                     (6,173)
    Other long-term debt                                                        (10,536)        (1,797)      (3,214)      (2,422)
  Proceeds from issuance of common stock, net of issuance costs                 136,784            273          179           33
                                                                          ----------------  -----------  -----------  -----------
        Net cash provided by (used in) financing activities                     139,514         (1,399)      (2,679)       4,520
                                                                          ----------------  -----------  -----------  -----------
Effect of foreign exchange rates on cash and cash equivalents                    (1,295)          (904)        (500)         131
                                                                          ----------------  -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents                                 27,832          3,263        7,967       (9,586)
Cash and cash equivalents, beginning of period                                        0         24,569       16,602       26,188
                                                                          ----------------  -----------  -----------  -----------
Cash and cash equivalents, end of period                                     $   27,832      $  27,832    $  24,569    $  16,602
                                                                          ----------------  -----------  -----------  -----------
                                                                          ----------------  -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES:
  Acquisition of property, plant and equipment through grants and
    long-term debt                                                           $    7,957                                $   2,458
  Acquisition of property and equipment through capitalized leases                1,459
  Exercise of warrants in cancellation of indebtedness                              572
  Exercise of options to purchase treasury stock and retirement of
    treasury stock                                                                1,125
  Interest paid                                                                   3,668      $     814    $     924          769
  Return of equipment for extinguishment of debt                                    301                         301
  Exchange of common stock for in-process technology                              4,063                       4,063
  Disposal of equipment fully reserved for in prior year                          3,318          1,679        1,639

  The accompanying notes are an integral part of these consolidated financial statements.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

1.      Organization and Business of the Company:

Valence Technology, Inc. (the "Company") is engaged in research and development to produce advanced rechargeable batteries based on lithium and polymer technologies. The Company's primary activities to date have been acquiring and developing its initial technology, implementing a production line, manufacturing limited quantities of prototype batteries, recruiting personnel and obtaining capital; such activities have resulted in losses since inception.

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

The Company uses a 52/53-week fiscal year, ending on the Sunday closest to March
31. All years presented are 52-week years except fiscal 1996 which is 53 weeks.

2.      Summary of Significant Accounting Policies:

      PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Primarily all cash and cash equivalents are held by three banks and three major investment brokerage companies, and primarily comprise money market funds and investment grade bank and commercial paper.

      INVESTMENTS:

      Because of the Company's intent and ability to hold certain investments with original maturities greater than one year to maturity or until called by the issuer, such securities have been classified as "held to maturity" securities and reported at amortized cost. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method. Held to maturity securities with maturities less than one year from the balance sheet date are classified as short-term and those with maturities greater than one year from the balance sheet date are classified as long-term.

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

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

      LONG-LIVED ASSETS:

      Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The adoption of SFAS 121 did not have a material impact on the Company's financial condition or results of operations.

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

      RECLASSIFICATIONS:

      Certain amounts in the prior years' financial statements have been reclassified to conform with fiscal 1997 presentation. These reclassifications did not change previously reported capital, stockholders' equity, loss from operations, or net loss.

      NET LOSS PER SHARE:

      Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period; common stock options and warrants have not been included since their inclusion would be antidilutive.

      STOCK COMPENSATION:

      Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation," which requires the Company to value stock-based compensation and to either record the value in the financial statements or to disclose the impact on the value and its impact of net income and earnings per share in the footnotes to the financial statements. The Company elected the disclosure alternative and continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Accordingly, the adoption of SFAS 123 did not have a material impact on the Company's financial condition or results of operations.

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

      RECENT PRONOUNCEMENTS:

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have an impact on the Company's financial position, results of operations or cash flows.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

3.      Investments:

The carrying and market values of investments are as follows at March 30, 1997 and March 31, 1996:

                                                                                  March 30, 1997
                                                                             ------------------------
                                                                 Carrying    Unrealized   Unrealized     Fair
                                                                   Value        Gains       Losses       Value
                                                                -----------  -----------  -----------  ---------
Held-to-Maturity
U.S. Government and Agency Obligations                           $   2,510    $            $     (10)  $   2,500
Bank Paper                                                           2,000                                 2,000
Collateralized Mortgage Obligations                                  3,046            1          (23)      3,024
Other                                                                2,000                                 2,000
                                                                -----------  -----------  -----------  ---------
Total Held-to Maturity Investments                               $   9,556    $       1    $     (33)  $   9,524
                                                                -----------  -----------  -----------  ---------
                                                                -----------  -----------  -----------  ---------

                                                                                    March 31, 1996
                                                                             ----------------------------
                                                                 Carrying      Unrealized     Unrealized     Fair
                                                                   Value          Gains         Losses       Value
                                                                -----------  ---------------  -----------  ---------
Available-for-Sale
U.S. Government and Agency Obligations                           $   4,996      $       1                  $   4,997
                                                                                       --
                                                                -----------                   -----------  ---------
Total Available-for-Sale                                         $   4,996      $       1                  $   4,997
                                                                                       --
                                                                                       --
                                                                -----------                   -----------  ---------
                                                                -----------                   -----------  ---------

                                                                               March 31, 1996
                                                                         --------------------------
                                                              Carrying    Unrealized    Unrealized     Fair
                                                                Value        Gains        Losses       Value
                                                              ---------  -------------  -----------  ---------
Held-to-Maturity
Commercial Paper                                              $  16,438    $      47     $     (73)  $  16,412
Bank Paper                                                          981           19                     1,000
Collateralized Mortgage Obligations                               9,586           25            (2)      9,609
Other                                                               281                                    281
                                                              ---------          ---    -----------  ---------
Total Held-to Maturity Investments                            $  27,286    $      91     $     (75)  $  27,302
                                                              ---------          ---    -----------  ---------
                                                              ---------          ---    -----------  ---------

At March 30, 1997, scheduled maturities of investments are as follows:

                                                                Held-to-
                                                                Maturity
                                                               -----------
Within one year                                                 $   5,556
After one year through five years                                   4,000
                                                               -----------
Total                                                           $   9,556
                                                               -----------
                                                               -----------

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

4.      Property, Plant and Equipment:

                                                                            March 30, 1997  March 31, 1996
                                                                            --------------  --------------
Building and land                                                             $    8,447      $    8,126
Leasehold improvements                                                             1,297
Machinery and equipment                                                            7,755          10,642
Office and computer equipment                                                        820             607
Construction in progress                                                          16,050           4,961
                                                                                 -------         -------
    Total cost                                                                    34,369          24,336
Less capital grants                                                               (3,962)         (3,972)
                                                                                 -------         -------
    Total cost, net of capital grants                                             30,407          20,364
Less accumulated depreciation and amortization                                   (13,216)         (8,612)
                                                                                 -------         -------
      Total cost, net of capital grants, depreciation and amortization        $   17,191      $   11,752
                                                                                 -------         -------
                                                                                 -------         -------

During fiscal 1995, the Company wrote down the carrying value of property, plant and equipment to its net realizable value. This amount of $16,489 is included as a special charge in the consolidated statements of operations (see Note 14).

5.      Long-Term Debt:

                                                                            March 30, 1997  March 31, 1996
                                                                            --------------  --------------
Equipment term loans                                                          $    1,091      $    2,819
Facility loans                                                                     5,559           5,516
Capitalized leases                                                                                   111
                                                                                 -------         -------
                                                                                   6,650           8,446
Less amounts due within one year                                                  (1,433)         (2,277)
                                                                                 -------         -------
Long-term debt due after one year                                             $    5,217      $    6,169
                                                                                 -------         -------
                                                                                 -------         -------

      EQUIPMENT TERM LOANS

      The Company has three equipment term loans outstanding with an institutional lender in the amount of $1,091. The term loans bear interest at the bank's prime rate (8.5% at March 30, 1997) plus 1/4% to 1-1/2% and are collateralized by certain of the Company's property and equipment. Principal and accrued interest are payable in monthly installments which expire from July 1996 to December 1997. Under the loans, the Company is required to maintain certain financial ratios and meet other covenants, including restrictions on additional indebtedness and payments of dividends. At March 30, 1997, the Company was in violation of a covenant included in the equipment term loan agreements due to an establishment of certain joint ventures, but obtained a waiver from the institutional lender.

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

      interest payments of $14 monthly through November 2001, and a final principal payment of $1,346 is due December 2001.

      The Company also has a 15 year facility loan for the Northern Ireland building payable in equal monthly principal payments of $25 plus accrued interest. The facility term loan bears interest at an annually adjustable published interest rate index (7.875% at March 30, 1997) on the outstanding principal of $3,620 at March 30, 1997. The loan is collateralized by the related building.

      WORKING CAPITAL FACILITIES:

      The Company has a $2,000 working capital line of credit agreement with a bank which expires March 1998. The line of credit is collateralized by the Company's assets. Under the working capital line of credit agreement: (i) any borrowings from the Company's stockholder and director will be subordinated to any borrowings from the bank; (ii) the Company will be required to maintain certain specified financial ratios and meet other performance criteria, and (iii) the Company will be restricted from paying cash dividends. The line of credit has a variable interest rate which was 8.5% at March 30, 1997. During fiscal 1997, the Company did not have any borrowings outstanding under this agreement.

      Principal payments on long term debt at March 30, 1997 are due as follows:

                                                                           Facility and
Fiscal Year                                                                 Term Loans
-------------------------------------------------------------------------  -------------
1998                                                                             1,433
1999                                                                               398
2000                                                                               410
2001                                                                               334
2002                                                                             1,607
Thereafter                                                                       2,468
                                                                                ------
                                                                             $   6,650
                                                                                ------
                                                                                ------

6.      Grant Agreement and Offers:

During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers provide for an aggregate of up to L27,555 ($44,956 as of March 30, 1997), to be available over a five-year period through October 31, 2001. As of March 30, 1997, the Company had received grants aggregating L4,035 ($6,583) reducing remaining grants available to L23,520 ($38,373). The IDB offers also provided a fully amortized 15-year mortgage to finance the purchase of a manufacturing plant, which the Company has utilized (see Note 5).

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---


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

7.      Commitments and Contingencies:

      LEASES:

      The Company leased certain facilities under a noncancelable operating lease which had an expiration date of April 1998. The facilities were leased from a partnership whose general partner is a stockholder and director of the Company. Under the terms of the lease, the Company was responsible for utilities, taxes, insurance and maintenance. During fiscal years 1995 and 1996, the Company vacated the facilities. At March 30, 1997, the facilities were fully sub-leased by the lessor and the Company was released from any further obligation.

      Total rent expense for the period from March 3, 1989 (date of inception) to March 30, 1997 and for the years ended March 30, 1997, March 31, 1996 and March 26, 1995 were $1,390, $44, $52 and $522, respectively.

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

      On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In January 1997, the Court appointed a Special Master to hear the defendants' motions for summary judgment and submit recommendations to the Court with respect to their disposition. In March 1997, the Special Master held a hearing on the defendants' motions for summary judgment. To date, the Special Master is still considering the motions. At the time the Special Master was appointed, the Court also set a trial date in September, 1997. The plaintiffs have requested a jury trial and are expected to ask for a

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

      substantial sum in damages. If the plaintiffs prevail in their demands, damages awarded by the jury may exceed the assets of the Company. The Company believes that it has meritorious defenses and is defending the lawsuit vigorously.

      The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

      In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of this routine litigation will not have a material adverse effect on the Company's financial condition.

8.      Stockholders' Equity:

      STOCK OPTIONS AND WARRANTS:

      The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair value (incentive options) or 85% of fair market value (supplemental options) on the date of grant as determined by the Board of Directors. The options are exercisable as determined by the Board of Directors and are generally exercisable over a five-year period, with 20% becoming exercisable after the first year, an additional 20% becoming exercisable after the second year, and an additional 5% becoming exercisable every three months thereafter. During 1995, the Company issued options exercisable over a five-year period with 5% of the options becoming exercisable every three months through the option vesting period. During 1996, the Company issued options exercisable over a two-year period with 12.5% of the options becoming exercisable every three months through the option vesting period. During 1996, the Company issued options exercisable over a two-year period with 12.5% of the options becoming exercisable every three months through the option vesting period, and options exercisable over a three-year period with 8.3% of the options becoming exercisable every three months through the option vesting period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the Plan upon an employee's termination. Vested options, not exercised within 90 days of termination, are also canceled and returned to the Plan. At March 30, 1997, the Company had 7 shares available for grant under the 1990 Plan.

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

      The fair value of each option grant is estimated at the date of grant using the Black-Sholes pricing model with the following weighted average assumptions for grants in 1997 and 1996:

                                                                          1997         1996
                                                                       -----------  -----------
Risk-free Interest Rate                                                   6.51%        5.82%
Expected Life                                                          4.76 years   4.66 years
Volatility                                                                78.00        80.71
Dividend Yield                                                             --           --


      Aggregate option and warrant activity is as follows:

                                                                        Outstanding Options and
                                                                                Warrants
                                                                       --------------------------
                                                                                    Weighted Avg.
                                                                        Number of     Exercise
                                                                         Shares         Price
                                                                       -----------  -------------
Balances, March 28, 1993                                                    2,699     $    2.54
  Granted                                                                     536     $   13.63
  Exercised                                                                  (410)    $    1.17
  Canceled                                                                   (398)    $   12.03
                                                                       -----------
Balances, March 27, 1994                                                    2,427     $    3.67
  Granted                                                                   1,758     $    3.86
  Exercised                                                                   (83)    $    0.40
  Canceled                                                                 (1,400)    $    8.02
                                                                       -----------
Balances, March 26, 1995                                                    2,702     $    1.64
  Granted                                                                     498     $    4.71
  Exercised                                                                   (58)    $    3.09
  Canceled                                                                   (140)    $    2.85
                                                                       -----------
Balances, March 31, 1996                                                    3,002     $    2.06
  Granted                                                                   1,126     $    5.21
  Exercised                                                                   (80)    $    3.41
  Canceled                                                                    (20)    $    6.59
                                                                       -----------
Balances, March 30, 1997                                                    4,028     $    3.14
                                                                       -----------
                                                                       -----------

      At March 30, 1997 and March 31, 1996, vested options to purchase 1,950 and 1,528 shares, respectively, were unexercised. The weighted average fair value per share of those options granted in 1997 and 1996 was $3.73 and $2.67, respectively.

      The following table summarizes information about fixed stock options outstanding at March 30, 1997:

                      Options Outstanding                         Options Exercisable
                --------------------------------               --------------------------
                                   Weighted
                                    Average        Weighted                    Weighted
   Range of                        Remaining        Average                     Average
   Exercise        Number      Contractual Life    Exercise       Number       Exercise
    Prices       Outstanding        (years)          Price      Exercisable      Price
--------------  -------------  -----------------  -----------  -------------  -----------
$  0.01--$0.25        1,052             3.94       $    0.15         1,046     $    0.15
$  1.00--$3.75          723             7.25            2.77           407          2.55
$  3.81--$5.81        1,096             8.54            4.33           402          4.19
$  5.88--$7.12          851             9.49            5.98            95          5.88

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

      At March 30, 1997, the Company has reserved 4,650 shares of common stock for the exercise of stock options and warrants.

      The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 1997 and 1996 consistent with the provisions of SFAS 123, the pro forma net income would have been reported as follows:

                                                                             1997        1996
                                                                          ----------  ----------
Net loss--as reported                                                     $  (15,888) $  (17,593)
Net loss--pro forma                                                          (16,787)    (17,650)
Net loss per share--as reported                                                (0.73)      (0.83)
Net loss per share--pro forma                                                  (0.78)      (0.83)

      In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On the anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the 1996 Non-Employee Director's Stock Option Plan will start receiving annual grants on anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. As of March 30, 1997, a total of 247 options have been granted to two directors under this plan.

      OTHER WARRANTS:

      In connection with certain borrowings from a stockholder and director, the Company issued a total of 1,353 warrants for the purchase of common stock with exercise prices of between $4.00 and $6.40 per share, subject to certain adjustments. In fiscal 1992, a total of 130 warrants were exercised at an exercise price of $4.40 per share payable through the cancellation of $520 of indebtedness including accrued interest. The warrants expire on the earlier of the effective date of a reorganization of the Company, as defined, or July 31, 1997. The warrants were deemed to have a nominal value at their date of issuance. At March 30, 1997, a total of 1,223 warrants were outstanding with an exercise price of $4.00 per share.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

9.      Income Taxes:

The components of the net deferred tax asset as of March 30, 1997 and March 31, 1996 were as follows:

                                                                  March 30, 1997  March 31, 1996
                                                                  --------------  --------------
Current assets:
  Accrued liabilities                                               $      696      $    1,094
  Valuation allowance                                                     (696)         (1,094)
                                                                       -------         -------
                                                                    $        -      $        -
                                                                       -------         -------
                                                                       -------         -------
Noncurrent assets:
  Depreciation and amortization                                     $    3,250      $    7,114
  Research and development credit carryforwards                            719           1,104
  Net operating loss carryforwards                                      18,530          20,695
  Valuation allowance                                                  (22,449)        (28,913)
                                                                       -------         -------
                                                                    $        -      $        -
                                                                       -------         -------
                                                                       -------         -------

At March 30, 1997, the Company had federal operating loss carryforwards available to reduce future taxable income of approximately $47,496.

The Company has additional tax net operating loss carryforwards of approximately $11,117 arising from the exercise of employee stock options, which can be utilized to reduce future taxable income. The tax benefit when realized will be reflected in stockholders' equity.

The carryforwards expire between 2007 to 2012, if not used before such time to offset future taxable income.

For federal and state tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.

The deferred tax assets at March 31, 1996, includes assets relating to California state taxes. As the Company no longer has a taxable presence in the state of California, the deferred tax assets related to state income taxes are no longer recoverable and have not been included in the deferred tax inventory at March 30, 1997. Additionally, the change in net operating loss carryforwards is due to a write-off of certain equipment in the Company's foreign subsidiary.

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

The contract also provides for the use and ownership of patents developed under the contract, including termination provisions in the event of certain circumstances.

In September 1994, the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50 per month over the five year term of the new agreement for access to the Company's research and development (of which $600 and $650 was recognized during fiscal 1997 and 1996, as an offset to research and product development expenses), as well as Delphi contributing to a majority of the facility's operating costs over the term of the new five year agreement.

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS , Continued

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      ---

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

Special charges for the year ended March 26, 1995 consist of the following:

                                                                                               Year Ended
                                                                                                March 26,
                                                                                                  1995
                                                                                               -----------
Write down of property, plant, and equipment                                                    $  16,489
Provisions for vacated lease obligations                                                            1,795
Provisions for employees separation costs                                                              68
Other costs                                                                                           520
                                                                                               -----------
                                                                                                $  18,872
                                                                                               -----------
                                                                                               -----------

15.      Joint Venture Agreements:

In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom will market the joint venture's initial products for a period of several years, depending on the market. The Company will account for the joint venture using the equity method. At March 30, 1997, the joint venture had net assets and a loss from operations of approximately $4,900 and $900, respectively. As the Company's investment in the joint venture was nil, which is equal to the cost basis of the technology contributed by the Company, the proportionate share of the joint venture's losses were not recorded.

The Company and Alliant Techsystems Inc. ("Alliant") signed an agreement in October 1996, to establish a joint venture company. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. The Company will account for the joint venture using the equity method. At March 30, 1997, the Company's investment in the joint venture was nil, which is equal to the cost basis of the technology contributed by the Company. The net assets and operations of the joint venture were not material.