Form 10-Q
period 1997-06-29
VALENCE TECHNOLOGY INC
filed 1997-08-12
CIK 885551

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     77-0214673
----------------------------------        ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                  301 Conestoga Way, Henderson, Nevada 89015
        -----------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                (702) 558-1000
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


           -----------------------------------------------------------------
                 Former name, former address and former fiscal year,
                           if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1) Yes X    No        (2) Yes X    No
                      ---     ---            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $0.001 par value               23,125,993 shares
    -----------------------------        -------------------------------
                (Class)                  (Outstanding at August 1, 1997)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 29, 1997


                                        INDEX

                                                                      PAGES
                                                                      -----

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets as of
           June 29, 1997 and March 30, 1997. . . . . . . . . . . . . .  3

           Condensed Consolidated Statements of Operations
           for the period from March 3, 1989 (date of inception)
           to June 29, 1997 and for each of the three months
           ended June 29, 1997 and June 30, 1996 . . . . . . . . . . .  4

           Condensed Consolidated Statements of Cash Flows
           for the period from March 3, 1989 (date of inception)
           to June 29, 1997 and for each of the three months
           ended June 29, 1997 and June 30, 1996 . . . . . . . . . . .  5

           Notes to Consolidated Financial Statements. . . . . . . . .  6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .  8


PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 11

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 11

SIGNATURES

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)
                                 (unaudited)
                                    _____

                                                        June 29,      March 30,
                                                         1997           1997
                                                      ---------      ----------
                   ASSETS
Current assets:
    Cash and cash equivalents                         $  18,274      $  27,832
    Short-term investments                                5,923          5,556
    Accounts receivable                                     493            431
    Prepaids and other current assets                       156            246
                                                      ---------      ---------
         Total current assets                            24,846         34,065

Investments                                               2,000          4,000
Property, plant and equipment, net                       21,144         17,191
Investment in Joint Venture                               1,916              -
Other assets                                                781            270
                                                      ---------      ---------
              Total assets                            $  50,687      $  55,526
                                                      ---------      ---------
                                                      ---------      ---------

                   LIABILITIES
Current liabilities:
    Current portion of long-term debt                 $   1,019      $   1,433
    Accounts payable                                      1,597          1,949
    Accrued expenses                                      5,380          7,317
    Accrued compensation                                  1,360          1,261
                                                      ---------      ---------
         Total current liabilities                        9,356         11,960

Deferred Revenue                                          2,500              -
Long-term debt, less current portion                      5,195          5,217
                                                      ---------      ---------
         Total liabilities                               17,051         17,177
                                                      ---------      ---------
                                                      ---------      ---------
Contingencies (Note 3).

         STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
    Authorized:   10,000 shares;
    Issued and outstanding:  none

Common stock, $0.001 par value:
    Authorized:  50,000 shares;
    Issued and outstanding:  21,893 and 21,745
     shares at June 29, 1997 and March 30, 1997,
     respectively                                       140,814        140,580
Deficit accumulated during the development stage       (108,866)      (103,526)
Cumulative translation adjustment                         1,688          1,295
                                                      ---------      ---------
    Total stockholders' equity                           33,636         38,349
                                                      ---------      ---------
         Total liabilities and stockholders' equity   $  50,687      $  55,526
                                                      ---------      ---------
                                                      ---------      ---------


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

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                    (COMPANIES IN THE DEVELOPMENT STAGE)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                  (unaudited)
                                     _____

                                      Period from
                                     March 3, 1989
                                       (date of
                                       inception)            Three Months Ended
                                        through            -----------------------
                                        June 29,          June 29,       June 30,
                                         1997               1997           1996
                                     --------------       --------       --------
Revenue:
  Research and
    development
    contracts                          $  21,605           $     -       $     -
                                       ---------
Costs and expenses:
  Research and
    development                           73,084           $  4,035         2,558
  Marketing                                2,798                121            67
  General and
    administrative                        33,699              1,336         1,118
  Purchase of
    in-process
    technology                             8,212                  -             -
  Investment in
    Danish
    subsidiary                             3,489                  -             -
  Special charges                         18,872                  -             -
                                      ----------           --------      --------

  Total costs and
    expenses                             140,154              5,492         3,743
                                      ----------           --------      --------

         Operating loss                 (118,549)            (5,492)       (3,743)

Interest income                           14,180                453           674
Interest expense                          (3,913)              (151)         (125)
Equity in earnings (losses) of
  Joint Venture                             (584)              (150)            -
                                      ----------           --------      --------

         Net loss                     $ (108,866)          $ (5,340)     $ (3,194)
                                      ----------           --------      --------
                                      ----------           --------      --------

Net loss per share                    $        -           $  (0.24)     $  (0.15)
                                      ----------           --------      --------
                                      ----------           --------      --------

Shares used in
computing net loss per share                   -             21,805        21,669
                                      ----------           --------      --------
                                      ----------           --------      --------

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

                 VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                    (COMPANIES IN THE DEVELOPMENT STAGE)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except per share amounts)
                                 (unaudited)
                                    _____

                                                                Period from
                                                               March 3, 1989       Three Months    Three Months
                                                            (date of inception)       Ended            Ended
                                                                  through            June 29,         June 30,
                                                               June 29, 1997           1997             1996
                                                            -------------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                     $  (108,866)          $  (5,340)     $  (3,194)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                   20,218                 373          1,270
    Write-off of equipment                                          14,792                   -              -
    Write-off of in-process technology                               6,211                   -              -
    Compensation related to stock options                            1,655                 234             26
    Noncash charge related to acquisition
       of Danish subsidiary                                          2,245                   -              -
    Equity in (Earnings) Losses of Joint Venture                       584                 150              -
    Changes in assets and liabilities:
       Accounts receivable                                             596                 (62)            94
       Interest receivable                                             (64)                 53            110
       Notes receivable                                               (105)                 39             25
       Prepaid expenses and other current assets                    (1,151)                (78)            43
       Accounts payable                                              1,594                (254)           870
       Accrued liabilities                                          (1,644)             (1,937)        (1,007)
                                                                 ---------           ---------      ---------

            Net cash used in operating activities                  (63,935)             (6,822)        (1,763)
                                                                 ---------           ---------      ---------

Cash flows from investing activities:
  Purchase of long-term investments                               (481,347)             (3,119)       (32,632)
  Maturities in long-term investments                              469,378               4,950         38,157
  Capital expenditures                                             (42,991)             (3,739)          (317)
  Other                                                               (222)                  -              -
                                                                 ---------           ---------      ---------

            Net cash provided by (used in)
            investing activities                                   (55,182)             (1,908)         5,208
                                                                 ---------           ---------      ---------

Cash flows from financing activities:
  Property and equipment grants                                      4,419                   -           (283)
  Borrowings of long-term debt                                      15,502                   -              -
  Payments of long-term debt:
    Product development loan                                          (482)                  -              -
    Shareholder and director                                        (6,173)                  -              -
    Other long-term debt                                           (10,971)               (435)          (532)
  Proceeds from issuance of common stock,
  net of costs                                                     136,784                   -              -
                                                                 ---------           ---------      ---------

            Net cash provided by (used in)
            financing activities                                   139,079                (435)          (815)
                                                                 ---------           ---------      ---------
Effect of foreign exchange rates on cash and cash
  equivalents                                                       (1,688)               (393)          (102)
Increase (decrease) in cash and cash equivalents                    18,274              (9,558)         2,528
Cash and cash equivalents, beginning of period                           -              27,832         24,569
                                                                 ---------           ---------      ---------

Cash and cash equivalents, end of period                         $  18,274           $  18,274      $  27,097
                                                                 ---------           ---------      ---------
                                                                 ---------           ---------      ---------

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (COMPANIES IN THE DEVELOPMENT STAGE)

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                  (unaudited)
                                     _____

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of June 29, 1997 and March 30, 1997, its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to June 29, 1997 and for each of the three-month periods ended June 29, 1997 and June 30, 1996. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 30, 1997. The year end condensed consolidated balance sheet data as of March 30, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The results of operations and cash flows for the three-month periods ended June 29, 1997 are not necessarily indicative of results of operations and cash flows for any future period.

2.  NET LOSS PER SHARE

The computation of net loss per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included in the computation since their inclusion would be antidilutive.

3.  CONTINGENCIES

LITIGATION:

In May 1994, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in June 1996 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. In January 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. In April 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer.
In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed.

In January 1997, the Court appointed a Special Master to hear the defendants' motions for summary judgment and submit recommendations to the Court with respect to their disposition. In March 1997, the Special Master held a hearing on the defendants' motions for summary judgment. While the Court had set a September 1997 trial date, the

Court has vacated that trial date pending submission and review of the Special Master's recommendations. The plaintiffs have requested a jury trial and are expected to ask for a substantial sum in damages. If the plaintiffs prevail in their demands, damages awarded by the jury may exceed the assets of the Company. Although, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously, there can be no assurance that the Company will prevail or that the plaintiffs will not be awarded damages.

The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying consolidated financial statements.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, "EARNINGS PER SHARE"

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. Also, SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "REPORTING COMPREHENSIVE INCOME"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting form investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE DISCUSSION AND ANALYSIS BELOW, AND THROUGHOUT THIS REPORT, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. Such forward looking statements involve a number of risks and uncertainties including, but not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH HEREIN AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AS OF AND FOR THE YEAR ENDED MARCH 30, 1997.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 30, 1997. The results for the three month period ending June 29, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 29, 1998.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $108,866,000 from its inception to June 29, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996.

During the three months ended June 29, 1997, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three months of both fiscal 1998 and fiscal 1997.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 was recognized during the first three months of both fiscal 1997 and fiscal 1996, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

Research and development expenses were $4,035,000 during the three months ended June 29, 1997 as compared to $2,558,000 during the same period of fiscal 1997. The increase between comparable periods was primarily due to costs incurred to proceed with manufacturing product in the first quarter of calendar year 1998.

Marketing expenses were $121,000 for the first quarter of fiscal year 1998, as compared to $67,000 during the similar period of fiscal year 1997. The comparative increase is the result of an increase in headcount.

General and administrative expenses increased to $1,336,000 during the first quarter of fiscal year 1998, up from $1,118,000 during the fiscal year 1997 comparable period. The increase results from legal fees associated with the shareholder class action lawsuit.

Interest income decreased to $453,000 during the first quarter of fiscal year 1998, as compared to $674,000 during the prior fiscal year's same period.
The difference is a result of a decline in funds available for investment purposes.

Interest expense was $151,000 during the first quarter of fiscal year 1998, as compared to $125,000 during the prior fiscal year's comparable period. This increase is a result of recalculation of principal and change in amortization by lender.

Joint venture expenses were $150,000 for the first quarter of fiscal year 1998 as compared to nil for the first quarter of fiscal year 1997. Joint venture expenses represent 50% of the start up costs associated with the Hanil Valence operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $6,823,000 net cash for operating activities during fiscal year 1998's first three months compared $1,763,000 during the first three months of fiscal year 1997, an increase between comparable periods of $5,060,000. This increase primarily resulted from a payment to Bellcore of $2,000,000; a reduction in accounts payable of $1,124,000; a reduction in depreciation of $897,000; and increased costs to commercialize a product.

During the three months ended June 29, 1997, the Company used $1,908,000 net cash from investing activities compared to $5,208,000 provided during the first three months of fiscal year 1997, an increase of $7,116,000 between comparable periods. The increase primarily was a result of an increase in operating funds required, as well as capital equipment purchases.

The Company used $435,000 net cash from financing activities during fiscal year 1998's first three months compared to $815,000 during the first three months of fiscal year 1997. This decrease resulted from lower grant levels.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $9,559,000 during the fiscal year 1998's first three months, whereas it had a net increase of $2,528,000 during the same period of fiscal year 1997.

The Company's $2,000,000 working capital line of credit is available through March, 1998. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of June 29, 1997, there was one outstanding letter of credit in the amount of $25,000.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 2001. As of June 29, 1997, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 (US. $39,090,000 as of June 29, 1997).

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

The Company expects that its existing funds as of June 29, 1997, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of calendar year 1997. The Company anticipates that it may need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations and cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "REPORTING COMPREHENSIVE INCOME"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting form investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In May 1994, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in June 1996 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. In January 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. In April 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer.
In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed.

In January 1997, the Court appointed a Special Master to hear the defendants' motions for summary judgment and submit recommendations to the Court with respect to their disposition. In March 1997, the Special Master held a hearing on the defendants' motions for summary judgment. While the Court had set a September 1997 trial date, the Court has vacated that trial date pending submission and review of the Special Master's recommendations. The plaintiffs have requested a jury trial and are expected to ask for a substantial sum in damages. If the plaintiffs prevail in their demands, damages awarded by the jury may exceed the assets of the Company. Although, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously, there can be no assurance that the Company will prevail or that the plaintiffs will not be awarded damages.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   EXHIBITS

         Exhibit 11.1   Statement of Calculation of Net Loss Per Share
         Exhibit 27.17  Financial Data Schedule

    b.   REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended June 29, 1997.

                                  EXHIBIT INDEX

EXHIBIT                                                         SEQUENTIAL
NUMBER        EXHIBIT                                           PAGE NUMBER
-----------------------------------------------------------------------------

11.1          Statement of Calculation of Net Loss Per Share       14
27.17         Financial Data Schedule                              15

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 VALENCE TECHNOLOGY, INC.
                                 (Registrant)

Date: August 11, 1997            By:  /s/ DAVID ARCHIBALD
                                    ------------------------------------------
                                    David Archibald
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)