Form 10-Q
period 1997-09-28
VALENCE TECHNOLOGY INC
filed 1997-11-12
CIK 885551

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OR THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 1997.

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


                      301 Conestoga Way, Henderson, Nevada 89015
          ------------------------------------------------------------------
             (Address of principal executive offices including zip code)


                                    (702) 558-1000
          ------------------------------------------------------------------
                 (Registrant's telephone number, including area code)



          ------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1) Yes   X    No             (2) Yes   X    No
                 -----     -----               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $0.001 par value             23,382,093 shares
-------------------------------------   ---------------------------------
               (Class)                 (Outstanding at November 3, 1997)


                      VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                         (companies in the development stage)

                                      FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 28, 1997

                                        INDEX

                                                                     PAGES
                                                                     -----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets as of
            September 28, 1997 and March 30, 1997. . . . . . . . . . . . . 3

            Condensed Consolidated Statements of Operations
            for the period from March 3, 1989 (date of inception)
            to September 28, 1997 and for each of the three and six
            month periods ended September 28, 1997 and
            September 29, 1996 . . . . . . . . . . . . . . . . . . . . . . 4

            Condensed Consolidated Statements of Cash Flows
            for the period from March 3, 1989 (date of inception)
            to September 28, 1997 and for each of the six month periods ended September 28, 1997 and September 29, 1996. . . . . . . . 5

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
                                     (unaudited)
                                        _____

                                                     September 28,   March 30,
                                                          1997         1997
                                                     -------------  ----------
                    ASSETS
 Current assets:
  Cash and cash equivalents                            $  22,096    $  27,832
  Short-term investments                                   1,424        5,556
  Accounts receivable                                      1,169          431
  Interest receivable                                        108          126
  Prepaids and other current assets                          115          120
                                                       ---------    ---------
      Total current assets                                24,912       34,065

 Investments                                                   -        4,000
 Property, plant and equipment, net                       22,835       17,191
 Investments in Joint Venture                              1,766            -
 Other assets                                                279          270
                                                       ---------    ---------

      Total assets                                     $  49,792    $  55,526
                                                       ---------    ---------
                                                       ---------    ---------

                     LIABILITIES
 Current liabilities:
  Current portion of long-term debt                    $     685    $   1,433
  Accounts payable                                           960        1,949
  Accrued expenses                                         7,296        7,317
  Accrued compensation                                     1,198        1,261
                                                       ---------    ---------

      Total current liabilities                           10,139       11,960

 Deferred revenue                                          2,500            -
 Long-term debt, less current portion                      5,005        5,217
                                                       ---------    ---------
      Total liabilities                                   17,644       17,177
                                                       ---------    ---------

 Contingencies (Note 3).

                 STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value:
  Authorized:   10,000 shares;
  Issued and outstanding:  none

 Common stock, $0.001 par value:
  Authorized:  50,000 shares;
  Issued and outstanding:  23,289 and 21,745
   shares at September 28, 1997 and
   March 30, 1997, respectively                          146,186      140,580
 Deficit accumulated during the development stage       (114,861)    (103,526)
 Cumulative translation adjustment                           823        1,295
                                                       ---------    ---------
      Total stockholders' equity                          32,148       38,349
                                                       ---------    ---------
      Total liabilities and stockholders' equity       $  49,792    $  55,526
                                                       ---------    ---------
                                                       ---------    ---------


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

                      VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                         (COMPANIES IN THE DEVELOPMENT STAGE)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)

                                        -----

                                             Period from
                                            March 3, 1989
                                              (date of
                                              inception)        Three Months Ended             Six Months Ended
                                               through     -----------------------------  -----------------------------
                                            September 28,  September 28,   September 29,  September 28,   September 29,
                                                1997           1997           1996            1997           1996
                                            -------------  -------------   -------------  -------------   -------------
Revenue:
    Research and
      development
      contracts                            $    21,605

 Costs and expenses:
    Research and
      development                               77,511      $   4,427      $   2,682     $    8,462      $   5,240
    Marketing                                    2,927            129             56            250            123
    General and
      administrative                            35,160          1,462          1,309          2,798          2,427
    Purchase of
      in-process
      technology                                 8,212              -              -              -              -
    Investment in Danish
      subsidiary                                 3,489              -              -             -               -
    Special charges                             18,872              -              -              -              -
                                           -----------      ---------      ---------     ----------      ---------

    Total costs and
       expenses                                146,171          6,018          4,047         11,510          7,790
                                           -----------      ---------      ---------     ----------      ---------

         Operating loss                       (124,566)        (6,018)        (4,047)       (11,510)        (7,790)

 Interest income                                14,500            321            779            774          1,453
 Interest expenses                              (4,061)          (148)          (161)          (299)          (286)
 Equity in earnings (losses) of
    Joint Venture                                 (734)          (150)             -           (300)             -

         Net loss                          $  (114,861)     $  (5,995)     $  (3,429)    $  (11,335)     $  (6,623)
                                           -----------      ---------      ---------     ----------      ---------
                                           -----------      ---------      ---------     ----------      ---------
 Net loss per share                        $         -      $   (0.26)     $   (0.16)    $    (0.51)     $   (0.31)
                                           -----------      ---------      ---------     ----------      ---------
                                           -----------      ---------      ---------     ----------      ---------

 Shares used in computing
   net loss per share                                -         22,721         21,672         22,263         21,671
                                           -----------      ---------      ---------     ----------      ---------
                                           -----------      ---------      ---------     ----------      ---------



                The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                      VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                         (COMPANIES IN THE DEVELOPMENT STAGE)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except per share amounts)
                                     (unaudited)
                                        ------



                                                      Period from
                                                     March 3, 1989          Six Months     Six Months
                                                 (date of inception)          Ended          Ended
                                                        through           September 28,   September 29,
                                                  September 28, 1997           1997          1996
                                                 -------------------      -------------   -------------
Cash flows from operating activities:
  Net loss                                            $ (114,861)         $  (11,335)     $  (6,623)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         20,601                 756          2,125
    Write-off of equipment                                14,792                   -              -
    Write-off of in-process technology                     6,211                   -              -
    Compensation related to stock options                  2,136                 554             26
    Noncash charge related to acquisition
      of Danish subsidiary                                 2,245                   -              -
    Equity in (Earnings) Losses of Joint Venture             734                 300              -
    Changes in assets and liabilities:
      Accounts receivable                                    (80)               (738)           (90)
      Interest receivable                                    (99)                 18            274
      Notes receivable                                       (66)                 78            188
      Prepaid expenses and other current assets           (1,068)                  5            (45)
      Accounts payable                                       859                (989)          (344)
      Accrued liabilities                                    207                 (86)          (933)
      Deferred revenue                                         0                   0              0
                                                      ----------          ----------      ---------
        Net cash used in operating activities            (68,389)            (11,437)        (5,422)
                                                      ----------          ----------      ---------

Cash flows from investing activities:
  Purchase of long-term investments                     (635,097)           (156,869)      (149,839)
  Maturities of long-term investments                    629,429             165,001        164,857
  Capital expenditures                                   (46,088)             (6,836)          (915)
  Other                                                     (222)                  -              -
                                                      ----------          ----------      ---------
        Net cash provided by (used in)
        investing activities                             (51,978)              1,296         14,103
                                                      ----------          ----------      ---------

Cash flows from financing activities:
  Property and equipment grants                            4,419                   -              5
  Borrowings of long-term debt                            15,502                   -              -
  Payments of long-term debt:
    Product development loan                                (482)                  -              -
    Shareholder and director                              (6,173)                  -              -
    Other long-term debt                                 (11,494)               (958)        (1,074)
  Proceeds from issuance of common stock,
  net of costs                                           142,390               4,891              -
                                                      ----------          ----------      ---------
         Net cash provided by (used in) financing
          activities                                     144,612               3,933         (1,069)
                                                      ----------          ----------      ---------
Effect of foreign exchange rates on cash and cash
  equivalents                                               (823)                472           (373)
                                                      ----------          ----------      ---------

Increase (decrease) in cash and cash equivalents          22,096              (5,736)         7,239

Cash and cash equivalents, beginning of period                 0              27,832         24,569
                                                      ----------          ----------      ---------

Cash and cash equivalents, end of period              $   22,096          $   22,096      $  31,808
                                                      ----------          ----------      ---------
                                                      ----------          ----------      ---------




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

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of September 28, 1997 and March 30, 1997, its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to September 28, 1997 and for each of the three-month and six-month periods ended September 28, 1997 and September 29, 1996. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 30, 1997. The year end condensed consolidated balance sheet data as of March 30, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The results of operations and cash flows for the three and six-month periods ended September 28, 1997 are not necessarily indicative of results of operations and cash flows for any future period.

2.  NET LOSS PER SHARE

The computation of net loss per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included in the computation since their inclusion would be antidilutive.

3.  CONTINGENCIES

LITIGATION:

In May 1994, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in June 1996 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. In January 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. In April 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed.
In November 1997, the Court granted the Company's motion for summary judgment and filed a judgment in favor of all defendants. The plaintiffs have the right to appeal.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.130, "REPORTING COMPREHENSIVE INCOME"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as " the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion and analysis below, and throughout this report, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve a number of risks and uncertainties including, but not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings. Actual results could differ materially from those projected or suggested in the forward looking statements as a result of the risk factors set forth herein and in the Company's Annual Report on Form 10-K as of and for the year ended March 30, 1997.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 30, 1997. The results for the three and six month period ending September 28, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 29, 1998.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $114,861,000 from its inception to September 28, 1997.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 28, 1997 (SECOND QUARTER AND FIRST HALF OF FISCAL 1998) AND SEPTEMBER 29, 1996 (SECOND QUARTER AND FIRST HALF OF FISCAL 1997)

During the three and six month periods ended September 28, 1997, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three and six month periods of fiscal 1998 and 1997.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 and $300,000 was recognized during the second quarter and first half of fiscal 1998, and fiscal 1997, respectively, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

Research and development expenses were $4,427,000 and $8,462,000 during the three and six month periods ended September 28, 1997, respectively, as compared to $2,682,000 and $5,240,000 during the same periods of fiscal 1997. The increase between comparable periods was primarily due to costs incurred to proceed with manufacturing product in the first quarter of calendar year 1998.

Marketing expenses were $129,000 and $250,000 for the second quarter and first half of fiscal year 1998, respectively, as compared to $56,000 and $123,000 during similar periods of fiscal year 1997. The comparative increase is the result of an increase in personnel and travel expenses.

General and administrative expenses increased to $1,462,000 and $2,798,000 during the second quarter and first half of fiscal year 1998, respectively, up from $1,309,000 and $2,427,000 during the fiscal year 1997 comparable periods. The increase results from legal fees associated with the shareholder class action lawsuit.

Interest income decreased to $321,000 and $774,000 during the second quarter and first half of fiscal 1998, respectively, as compared to $779,000 and $1,453,000 during the prior fiscal year's same periods. The difference is a result of a decline in funds available for investment purposes, which decline resulted from increased expenses.

Interest expense was $148,000 and $299,000 during the second quarter and first half of fiscal 1998, respectively, as compared to $161,000 and $286,000 during the prior fiscal year's comparable periods.

Joint venture expenses were $150,000 and $300,000 for the second quarter and first half of fiscal year 1998, respectively, as compared to nil for the second quarter and first half of fiscal year 1997. Joint venture expenses represent 50% of the start up costs associated with the Hanil Valence operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $11,437,000 net cash for operating activities during fiscal year 1998's first six months whereas it used $5,422,000 during the first six months of fiscal year 1997, an increase between comparable periods of $5,583,000. This increase primarily resulted from a payment to Bell Communications Research, Inc. ("Bellcore") of a $2,000,000 royalty payment under the Company's technology license agreement with Bellcore; an increase in accounts receivable of $738,000; a reduction in depreciation of $1,369,000; and increased costs to commercialize a product.

During the six months ended September 28, 1997, the Company provided $1,296,000 net cash from investing activities compared to $14,103,000 provided during the first six months of fiscal year 1997, a decrease of $12,807,000 between comparable periods. The decrease primarily was a result of maturities of investments being reclassified to cash and cash equivalents partially offset by an increase in operating funds required, as well as capital equipment purchases.

The Company provided $3,933,000 net cash from financing activities during fiscal year 1998's first six months versus using $1,069,000 during the first six months of fiscal year 1997. The increase of $5,002,000 was primarily the proceeds of common stock issuance pursuant to the exercising of expiring warrants and stock option exercises.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $5,736,000 during the fiscal year 1998's first six months, whereas it had a net increase of $7,239,000 during the same period of fiscal year 1997.

During fiscal year 1994, the Company through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally becomes available over a five year period through October 31, 2001. As of September 28, 1997, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 (US. $37,867,000 as of September 28, 1997).

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

At September 28, 1997, the Company's working capital was $14,773,000. The Company expects that its existing funds as of September 28, 1997, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of calendar year 1997. The Company anticipates that it may need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. The Company's $2,000,000 working capital line of credit is available through March, 1998. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of September 28, 1997, there was one outstanding letter of credit in the amount of $25,000.

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

ITEM 1.  LEGAL PROCEEDINGS

In May 1994, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in June 1996 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. In January 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. In April 1996, the Court dismissed, with prejudice, all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed.
In November 1997, the Court granted the Company's motion for summary judgment and filed a judgment in favor of all defendants. The plaintiffs have the right to appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on October 3, 1997.

Company's stockholders elected the Board's nominees as directors by the votes indicated:

         Nominee                  Votes For                Votes Withheld
         -------                  ---------                --------------
         Calvin L. Reed           20,017,712                   1,151,718
         Carl E. Berg             20,014,827                   1,154,603
         Alan F. Shugart          20,016,768                   1,152,662

The selection of Coopers & Lybrand as the Company's independent auditors was ratified with 20,954,375 votes in favor, 83,970 against and 131,085 abstentions.

The proposal to amend the 1990 Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance by 1,000,000 shares was ratified with 18,114,753 votes in favor, 2,521,208 against and 139,575 abstentions.

The proposal to amend the 1996 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance by 90,000 shares was ratified with 18,741,010 votes in favor, 2,300,892 against and 127,528 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   EXHIBITS

         Exhibit 11.1   Statement of Calculation of Net Loss Per Share


    b.   REPORTS ON FORM 8-K


         The Company filed no reports on Form 8-K during the quarter ended September 28, 1997.

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


                             VALENCE TECHNOLOGY, INC.
                             (Registrant)


Date: November 12, 1997      By:  /s/ David Archibald
                                --------------------------------
                                  David Archibald
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)