Form 10-Q
period 1997-12-28
VALENCE TECHNOLOGY INC
filed 1998-02-11
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 28, 1997

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
              (Exact name of registrant as specified in its charter)


                Delaware                                77-0214673
    --------------------------------          --------------------------------
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


           (1) Yes   X    No                         (2) Yes   X    No
                    ---      ---                              ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $0.001 par value                   23,765,968 shares
     -----------------------------             -----------------------------
                (Class)                     (Outstanding at February 2, 1998)

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)

                                   FORM 10-Q

                FOR THE THIRD QUARTER ENDED DECEMBER 28, 1997


                                     INDEX

                                                                           PAGES

PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets as of
              December 28, 1997 and March 30, 1997 . . . . . . . . . . . . . . 3

              Condensed Consolidated Statements of Operations for the period from March 3, 1989 (date of inception) to December 28, 1997 and for each of the three month and nine month periods ended December 28, 1997 and December 29, 1996. . . 4

              Condensed Consolidated Statements of Cash Flows
              for the period from March 3, 1989 (date of inception)
              to December 28, 1997 and for each of the nine month
              periods ended December 28, 1997 and December 29, 1996. . . . . . 5

              Notes to Condensed Consolidated Financial Statements . . . . . . 6

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

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .11


SIGNATURES

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                  (unaudited)
                                     _____

                                                            December 28,        March 30,
                                                                1997              1997
                                                            ------------      ------------
                    ASSETS
Current assets:
    Cash and cash equivalents                               $     17,349      $     27,832
    Short-term investments                                            --             5,556
    Accounts receivable                                            1,822               431
    Interest receivable                                                2               126
    Prepaids and other current assets                                104               120
                                                            ------------      ------------
         Total current assets                                     19,277            34,065

Investments                                                           --             4,000
Property, plant and equipment, net                                28,734            17,191
Investments in Joint Venture                                       1,616                --
Other assets                                                         240               270
                                                            ------------      ------------
              Total assets                                  $     49,867      $     55,526
                                                            ------------      ------------
                                                            ------------      ------------
                    LIABILITIES
Current liabilities:
    Current portion of long-term debt                       $        502      $      1,433
    Accounts payable                                               4,594             1,949
    Accrued expenses                                               7,294             7,317
    Accrued compensation                                           1,518             1,261
                                                            ------------      ------------
         Total current liabilities                                13,908            11,960

Deferred revenue                                                   2,500                --
Long-term debt, less current portion                               4,849             5,217
                                                            ------------      ------------
             Total liabilities                                    21,257            17,177
                                                            ------------      ------------

Contingencies (Note 3).

              STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
    Authorized:   10,000 shares;
    Issued and outstanding:  none

Common stock, $0.001 par value:
    Authorized:  50,000 shares;
    Issued and outstanding:  23,473 and 21,745 shares at
    December 28, 1997 and March 30, 1997, respectively           146,478           140,580
Deficit accumulated during the development stage                (119,824)         (103,526)
Cumulative translation adjustment                                  1,956             1,295
                                                            ------------      ------------
         Total stockholders' equity                               28,610            38,349
                                                            ------------      ------------
              Total liabilities and stockholders' equity    $     49,867      $     55,526
                                                            ------------      ------------
                                                            ------------      ------------

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

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)
                                     _____

                                  Period from
                                 March 3, 1989
                              (date of inception)          Three Months Ended                Nine Months Ended
                                    through           -----------------------------     -----------------------------
                                  December 28,        December 28,     December 29,     December 28,     December 29,
                                      1997                1997             1996             1997             1996
                                 ------------         ------------     ------------     ------------     ------------
Revenue:
    Research and
         development
         contracts               $     21,605         $         --     $         --     $         --     $         --
                                 ------------         ------------     ------------     ------------     ------------
Costs and expenses:
    Research and
         development                   80,772         $      3,261     $      3,570     $     11,723     $      8,810

    Marketing                           3,139                  212               29              462              152
    General and
         administrative                36,541                1,381            1,695            4,179            4,122
    Purchase of in
         process
         technology                     8,212                   --               --               --               --
    Investment in
         Danish
         subsidiary                     3,489                   --               --               --               --
    Special charges                    18,872                   --               --               --               --
                                 ------------         ------------     ------------     ------------     ------------
    Total costs and
              expenses                151,025                4,854            5,294           16,364           13,084
                                 ------------         ------------     ------------     ------------     ------------
         Operating loss              (129,420)              (4,854)          (5,294)         (16,364)         (13,084)

Interest income                        14,689                  189              631              963            2,084
Interest expense                       (4,209)                (148)            (139)            (447)            (425)
Equity in earnings
(losses) of Joint
Venture                                  (884)                (150)              --             (450)              --
                                 ------------         ------------     ------------     ------------     ------------
             Net loss            $   (119,824)        $     (4,963)    $     (4,802)    $    (16,298)    $    (11,425)
                                 ------------         ------------     ------------     ------------     ------------
                                 ------------         ------------     ------------     ------------     ------------

Net loss per share:
Basic and Diluted                $         --         $      (0.21)    $      (0.22)    $      (0.72)    $      (0.53)
                                 ------------         ------------     ------------     ------------     ------------
                                 ------------         ------------     ------------     ------------     ------------

Shares used in
computing net loss
per share: Basic and
Diluted                                    --               23,406           21,673           22,644          21,672
                                 ------------         ------------     ------------     ------------     ------------
                                 ------------         ------------     ------------     ------------     ------------


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

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except per share amounts)
                                 (unaudited)
                                    _____

                                                               Period from
                                                               March 3, 1989
                                                            (date of inception)          Nine Months             Nine Months
                                                                  through                   Ended                   Ended
                                                                December 28,             December 28,             December 29,
                                                                    1997                     1997                    1997
                                                           --------------------     --------------------     --------------------
Cash flows from operating activities:
    Net loss                                               $           (119,824)    $            (16,298)    $           (11,425)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                   21,007                    1,162                   2,618
         Write-off of equipment                                          14,792                       --                      --
         Write-off of in-process technology                               6,211                       --                      --
         Compensation related to stock options                            2,428                    1,007                      30
         Noncash charge related to acquisition
              of Danish subsidiary                                        2,245                       --                      --
    Equity in (earnings) losses of Joint Venture                            884                      450                      --
    Changes in assets and liabilities:
         Accounts receivable                                               (733)                  (1,391)                    (32)
         Interest receivable                                                  8                      125                     192
         Notes receivable                                                   (27)                     117                     258
         Prepaid expenses and other current assets                         (710)                     363                    (899)
         Accounts payable                                                 4,493                    2,645                     378
         Accrued liabilities                                                966                      673                    (604)
         Deferred revenue                                                 2,500                    2,500                       0
                                                           --------------------     --------------------     --------------------
              Net cash used in operating activities                     (65,760)                  (8,647)                 (9,484)
                                                           --------------------     --------------------     --------------------

Cash flows from investing activities:
    Purchases of long-term investments                                 (665,789)                (187,561)               (288,259)
    Maturities in long-term investments                                 659,113                  194,685                 311,255
    Capital expenditures                                                (51,144)                 (11,892)                 (3,040)
    Other                                                                  (222)                       0                       0
                                                           --------------------     --------------------     --------------------

              Net cash provided by (used in)
                   investing activities                                 (58,042)                  (4,768)                 19,956
                                                           --------------------     --------------------     --------------------

Cash flows from financing activities:
    Property and equipment grants                                         4,419                        0                      28
    Maturities of restricted cash
    Borrowings of long-term debt                                         15,502                       --                      --
    Payments of long-term debt:
         Product development loan                                          (482)                      --                      --
         Shareholder and director                                        (6,173)                      --                      --
         Other long-term debt                                           (11,834)                  (1,298)                 (1,505)
    Proceeds from issuance of common stock,
         net of costs                                                   141,675                    4,891                       0
                                                           --------------------     --------------------     --------------------

              Net cash provided by (used in) financing
                   activities                                           143,107                    3,593                  (1,477)
                                                           --------------------     --------------------     --------------------

Effect of foreign exchange rates on cash and cash
    equivalents                                                          (1,956)                    (661)                   (664)

Increase (decrease) in cash and cash equivalents                         17,349                  (10,483)                  8,331
Cash and cash equivalents, beginning of period                                0                   27,832                  24,569
                                                           --------------------     --------------------     --------------------
Cash and cash equivalents, end of period                   $             17,349     $             17,349     $            32,900
                                                           --------------------     --------------------     --------------------
                                                           --------------------     --------------------     --------------------



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

                 VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   (COMPANIES IN THE DEVELOPMENT STAGE)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                     _____

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of December 28, 1997 and March 30, 1997, and its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to December 28, 1997 and for each of the three-month and nine-month periods ended December 28, 1997 and December 29, 1996. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 30, 1997. The year end condensed consolidated balance sheet data as of March 30, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three-month and nine-month periods and the cash flows for the nine-months ended December 28, 1997 are not necessarily indicative of results of operations and cash flows for any future period.

2.   NET LOSS PER SHARE

Financial Acounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128), specifies the computation, presentation, and disclosure requirements for net income (loss) per share and became effective for the Company's three month and nine month periods ended December 28, 1997. Accordingly, net income per share for the three and nine month periods ended December 28, 1997 have been computed in acccordance with SFAS 128 and all prior period net income per share data presented has been restated to conform with SFAS 128.

The computation of net loss per share is based on the weighted average number of common shares outstanding during the period. Common stock options and warrants have not been included in the computation since their inclusion would be antidilutive.

3.   CONTINGENCIES

LITIGATION

In May 1994, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when the person was an officer. In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs have filed a notice of appeal with the Court.

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                    (COMPANIES IN THE DEVELOPMENT STAGE)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

4.   RECENT ACCOUNTING PRONOUNCEMENTS

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 30, 1997. The results for the three and nine month period ending December 28, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 29, 1998.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), and operating group of the General Motors Corporation. The Company has incurred cumulative losses of $119,824,000 from its inception to December 28, 1997.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996 (THIRD QUARTER AND FIRST NINE MONTH PERIODS OF FISCAL 1998 AND FISCAL 1997, RESPECTIVELY).

During the three and nine month periods ended December 28, 1997, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three and nine month periods of fiscal 1998 and 1997.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 and $450,000 were recognized during the third quarter and first nine months of fiscal 1998, and fiscal 1997, respectively, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement. The Company is treating both of these payments as an offset to research and development expense.

Research and development expenses were $3,261,000 and $11,723,000 during the three and nine month periods ended December 28, 1997, respectively, as compared to $3,570,000 and $8,810,000 during the same periods of fiscal 1997. The increase year to year was primarily due to costs incurred to complete development and to proceed with manufacturing product in calendar year 1998.

Marketing expenses were $212,000 and $462,000 for the third quarter and first nine months of fiscal year 1998, respectively, as compared to $29,000 and $152,000 during similar periods of fiscal year 1997. The comparative increase is the result of an increase in personnel, travel expenses, and severance costs.

General and administrative expenses decreased to $1,381,000 during the third quarter of fiscal year 1998, from $1,695,000 during the fiscal year 1997 comparable period. The third quarter decrease results from a reduction in legal fees associated with the shareholder class action lawsuit. For the nine month periods, general and administrative expenses were essentially unchanged at $4,179,000 in 1998 versus $4,122,000 in 1997.

Interest income decreased to $189,000 and $963,000 during the third quarter and first nine months of fiscal year 1998, respectively, as compared to $631,000 and $2,084,000 during the same periods in the prior fiscal year. The difference is a result of a decline in funds available for investment purposes, due to funds used for operations.

Interest expense was constant at $148,000 and $447,000 during the third quarter and first nine months of fiscal year 1998, respectively, as compared to $139,000 and $425,000 during the prior fiscal year's comparable periods.

Joint venture expenses were $150,000 and $450,000 for the third quarter and first nine months of fiscal year 1998, respectively, as compared to nil for the third quarter and first nine months of fiscal year 1997. Joint venture expenses represent 50% of the start up costs associated with the Hanil Valence operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $8,647,000 net cash for operating activities during fiscal year 1998's first nine months whereas it used $9,484,000 during the first nine months of fiscal year 1997, a decrease between comparable periods of $837,000. This decrease primarily resulted from costs associated with the product commercialization activities.

During the nine months ended December 28, 1997, the Company used $4,768,000 net cash from investing activities compared to providing $19,956,000 during the first nine months of fiscal year 1997, a decrease of $24,724,000 between comparable periods. The increase was a result of shortened investment maturities, resulting in reclassification to cash and cash equivalents as well as increased costs associated with present commercialization efforts.

The Company provided $3,593,000 net cash from financing activities during fiscal year 1998's first nine months versus using $1,477,000 during the first nine months of fiscal year 1997. This increase was primarily due to the Company receiving proceeds from common stock issuance pursuant to the exercising of expiring warrants and stock option exercises.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $10,483,000 during the fiscal year 1998's first nine months, whereas it had a net increase of $8,331,000 during the same period of fiscal year 1997.

The Company's $2,000,000 working capital line of credit is available through March, 1998. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of December 28, 1997, there is one outstanding letter of credit in the amount of $25,000 to assure delivery of raw materials for product commercialization.

During fiscal year 1994, the Company through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 2001. As of December 28, 1997, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 (US. $39,219,600 as of December 28, 1997).

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of L12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to L4,035,000 until the Company has recognized U.S. $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland. Given that the Company has no agreements to supply batteries using its current technology, there are no assurances that the Company will be able to meet the agreement's revenue test.

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

At December 28, 1997, the Company's working capital was $5,370,000. The Company expects that its existing funds as of December 28, 1997, together with the interest earned thereon, will be sufficient to fund the Company's operations through the end of fiscal year 1998. The Company anticipates that it will need substantial additional funds commencing in fiscal 1999 for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. In the event the Company is unable to raise adequate funds in the early part of fiscal 1999, it may have to curtail significantly its activitites, which would have a significantly adverse impact on the Company's short term operations as well as long term prospects.

Forward looking statments involve a number of risks and uncertaintites including, but not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings.

LITIGATION

In May 1994, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when the person was an officer. In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs have filed a notice of appeal with the Court.

RECENT ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000 COMPLIANCE

The Company is in the process of formulating and implementing a program designed to ensure that all software used in connection with the Company's computer systems and testing and other equipment will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently anticipates that this program will not require additional significant manpower, although there can be no assurances that this will be the case or that the Company will not incur additional costs in connection with such program. There can be no assurances that the vendors of the Company will be in compliance, and the Company has no control over whether such vendors will be in compliance, with year 2000 requirements. Any failure on the part of the Company to ensure that its software complies with year 2000 requirements or any similar failure on the part of the Company's vendors could have a material adverse effect on the Company, its financial condition and its results of operations.

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

ITEM 1. LEGAL PROCEEDINGS

In May 1994, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994 the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995. ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs seek to represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees and costs. On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when the person was an officer. In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs have filed a notice of appeal with the Court.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a.   EXHIBITS

         Exhibit 11.1   Statement of Calculation of Net Loss Per Share

         Exhibit 27.1   Financial Data Schedule (EDGAR version only)

    b.   REPORTS ON FORM 8-K

         On December 10, 1997, the Company filed a report on Form 8-K stating that a press release was issued by the Company on December 4, 1997 announcing the resignation of Calvin Reed and the selection of Lev
         M. Dawson as Chairman and Chief Executive Officer.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       VALENCE TECHNOLOGY, INC.
                                       (Registrant)




Date: February 11, 1998                By: /s/ David Archibald
                                          ------------------------------------
                                          David Archibald
                                          Vice President and
                                          Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)

                                EXHIBIT INDEX

EXHIBIT NUMBER          EXHIBIT

11.1                    Statement of Calculation of Net Loss per Share

27.1                    Financial Data Schedule (EDGAR version only)