Form 10-K405
period 1998-03-29
VALENCE TECHNOLOGY INC
filed 1998-06-29
CIK 885551

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10K

(Mark One)
[X] Annual report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended MARCH 29, 1998 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from               to
                                    -------------    -------------

Commission file number 0-20028

                              VALENCE TECHNOLOGY, INC.
               (Exact name of registrant as specified in its charter)


                DELAWARE                               77-0214673
     (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

                                 301 CONESTOGA WAY
                              HENDERSON, NEVADA 89015
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        Registrant's telephone number, including area code is (702) 558-1000

                              ------------------------

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

                              ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on June 5, 1998 (based upon the NASDAQ/NMS closing price on such date) was $140,179,809.

As of June 5, 1998, there were 25,487,238 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------

PART I

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and
uncertainties.   The Company's actual results could differ materially from those anticipated in the forward looking statements discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

Valence is a development stage company whose primary activities to date have been acquiring and developing technology, implementing a production line, manufacturing limited quantities of prototype batteries, recruiting personnel and obtaining capital. However, its current research prototype batteries meet some of the exacting specifications demanded by the marketplace. Except for insubstantial revenues from limited sales of prototype lithium polymer batteries, substantially all of the Company's revenues to date have been derived from a completed research and development contract with the Delphi Automotive Systems Group of General Motors Corporation ("Delphi" - formerly Delco-Remy Division), and the Company presently has no products available for sale. Prior to commencing volume production, the Company does not expect to receive any significant revenues from the sale of its products. To achieve profitable operations, the Company must successfully develop, manufacture and market its products. There can be no assurance that any products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed or achieve market acceptance.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. Management has implemented certain capital equipment reductions and is actively pursuing capital grant advances from the Northern Ireland Industrial Development Board (Note 6). However, the Company's fiscal 1999 operations plan places significant reliance on obtaining outside financing. There can be no assurance that any new debt or equity issuances could be successfully consummated. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be substantial.

In the event that the Company's research and development activities lead to commercially viable products, the Company's strategy is to accelerate the introduction of its batteries into the portable consumer electronics and telecommunications markets by providing prototype batteries to a limited number of potential OEM customers, with the expectation that, if the Company's prototype batteries meet customer requirements, batteries incorporating this technology will be incorporated into advance product designs. The Company expects that customers will require an extensive qualification period once the customer receives its first commercial product off a production line. In working with OEMs, the Company will seek to obtain technical assistance in designing its batteries for industry-specific applications. To date, the Company has only been able to deliver small quantities of handmade prototype batteries to OEMs. These prototype batteries meet some of the requirements of these OEMs but are not necessarily representative of the batteries that will be produced off the Company's production equipment. There can be no assurance that the Company's discussions with OEMs will result in any such relationships or, if such relationships are initiated, that the relationships will achieve their goals. The Company believes that these potential customers will continue to be interested in advanced rechargeable batteries from the Company, should the Company succeed in meeting their exacting requirements.

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

The Company believes that its lithium polymer battery technology constitutes an advance over most rechargeable battery technologies currently available in the market, although its program is still in the preproduction phase and therefore substantial uncertainties exist, including whether the Company will be able to market a commercial product. The Company believes that energy density is the most important performance characteristic for comparing battery technologies. The Company's research prototype lithium polymer batteries have demonstrated energy density generally superior to most other rechargeable technologies, except for some liquid electrolyte lithium ion batteries, although the Company has experienced variability in energy density in its research prototype designs. Greater energy density will permit the use of batteries for a given size or weight with energy capacity significantly exceeding that of most batteries currently in use. Alternatively, greater energy density will enable the use of smaller and lighter batteries with energy capacity comparable to those currently marketed.

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

The Company has not fully completed safety testing and does not know whether the advantages inherent in the Company's technology will make the battery as safe or safer than other battery technology. As part of the Company's safety testing program, prototype batteries of various sizes, designs, and chemical formulations are subject to abuse testing, where the battery is subjected to conditions outside the expected normal operating conditions of the battery. While some prototype batteries have survived these tests, others have vented gases, containing vaporized solvents from the electrolyte, which have caught fire. Such results were generally expected and, until the testing is completed, the Company cannot make a valid determination as to the safety envelope in which the battery must be operated. Additionally, each new battery design requires new safety testing. There can, therefore, be no assurance that safety problems will not develop with respect to the Company's battery technology, that would prevent commercial introduction.

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

MARKETS AND APPLICATIONS

The Company believes that its battery technology, if it can lead to commercial products, will potentially be usable in a number of applications, including as a portable, rechargeable power source for portable electronics products, automotive SLI, electric vehicles and military equipment. To commercialize its products in the foregoing markets, the Company will be dependent upon obtaining assistance from OEMs into whose products the Company's future batteries will have to be incorporated. Other than certain completed research and development commitments from Delphi and a completed joint research and development agreement with Eveready Battery Company ("Eveready"), to date, the Company has not received any commitments either for the development of its technology or for the purchase of its products. There can be no assurance that the Company will succeed in establishing additional relationships or that the Company's products and technology will ever receive market acceptance.

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

In September 1994, the Company and Delphi entered into a new agreement for Joint Research and Development for a five year period which began in September 1994, with payments to Valence of $50,000 for a monthly research and development access fee, of which $600,000, $650,000 and $600,000 was recognized during fiscal year 1998, 1997 and 1996, respectively, as an offset to research and product development expenses. Under this agreement the Company and Delphi agreed to co-locate their research and development efforts at an unoccupied lithium battery manufacturing facility located in Henderson, Nevada. As of June 1995, both parties had relocated to the facility and begun joint research efforts. Under the agreement, Delphi, in addition to the monthly research and development access fee, is paying a majority of the operating expenses of the facility.

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

The Company has granted Delphi worldwide, exclusive licenses under the Company's patents and technical information to manufacture, use and sell lithium polymer batteries for commercial land and marine vehicles, electric vehicles, and for electric utility load leveling, the storage of energy produced at off peak periods for release during peak demand. Each license converts to a non-exclusive license four years after the first commercial sale of such a battery. Under the agreement, Delphi granted to the Company an exclusive license under Delphi's patents and technical information to manufacture, use and sell lithium polymer batteries, other than the vehicular and load leveling batteries exclusively licensed to Delphi, and a non-exclusive license under Delphi's patents and technical information to manufacture vehicular and load leveling batteries after the termination of Delphi's exclusive rights. The Company's exclusive license converts to a non-exclusive license four years after the first commercial sale of a battery by the Company. As additional compensation to the Company, Delphi agreed to pay royalties to the Company on each battery manufactured under Delphi's license until 2008. However, in procuring the right to sublicense Bellcore technology to Delphi, the Company agreed to pass on to Bellcore substantially all royalties received from Delphi. The Company hopes that its greatest benefit from the Delphi license will be the cost leverage from Delphi's potential substantial materials purchases from third party vendors. However, should Delphi decide to use different materials in their products, than those used by the Company, there would be less or no cost leverage from Delphi's purchases. Additionally, if General Motors decided to significantly delay commercialization or decided not to commercialize a product, then no such cost leverage would be available.

In May 1998, the Company and Delphi announced the successful completion of their collaboration on lithium polymer battery development. Delphi will retain a license to use Company-developed lithium polymer technology for vehicular and stationary load leveling / peak shaving applications. The Company will retain a license to use Delphi-developed lithium polymer technology in all other applications. After September 1998, the Company anticipates that it will receive no further payments as a result of the Joint Research and Development agreement with Delphi. It is anticipated that Delphi will continue to make payments for activities through August 1998.

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

If the joint venture is reactivated, it is anticipated that the Company will supply the new joint venture company with its proprietary laminates, from which the new joint venture company will manufacture batteries for certain agreed upon applications. The parties will evaluate potential products for marketing by the new joint venture company, including uninterruptable power supplies and personal lighting systems. Other battery applications may also be proposed by the new joint venture company. It should be noted, however, that selection of candidate product opportunities will be delayed by the parties pending further research and development activities by Valence. Uncertainty over the financial condition of the economy in the Far East may also adversely and materially affect the joint venture.

     HANIL VALENCE CO., LTD.

In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is a subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, is located in a Korean facility and has a capitalization of $10 million. All funds have been provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom will market the joint venture's initial products for a period of several years, depending on the market. The Company has no experience in manufacturing in Korea or selling into the Korean marketplace, and is dependent on its joint venture partner in these areas. The Korean marketplace has experienced turmoil in recent months and such activity may adversely and materially affect Hanil Valence Co. The audit of the joint venture is attached as an exhibit to this document.

     ALLIANT / VALENCE, L.L.C.

The Company and Alliant Techsystems Inc. ("Alliant") signed an agreement in October 1996, to establish a joint venture company utilizing the Company's battery technology and technology obtained under the Company's Bellcore license to develop and manufacture batteries for its U.S. military customers as well as for foreign military sales activities. Alliant / Valence, L.L.C. ("Alliant / Valence"), the joint venture company, will operate a battery fabrication facility at Alliant's Power Sources Center in Horsham, Pennsylvania. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. Alliant's Power Sources Center is a major producer of military and aerospace batteries. In January 1997, Alliant announced receipt of a $1.2 million contract award from the U.S. Army Communications Electronics Command ("CECOM") to develop and implement flexible manufacturing processes for lithium ion polymer batteries to be used by the Army. The work will be performed by Alliant / Valence. At March 29, 1998, the net assets and operations of the joint venture are not material.

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

     BELL COMMUNICATIONS RESEARCH, INC.

In June 1995, the Company entered into a non-exclusive license agreement with Bellcore, to license Bellcore's plastic lithium battery technology. Under this agreement, the Company received rights to patents, trade secrets and know-how developed by Bellcore. The Company is in the process of integrating the Bellcore technology with the Company's lithium polymer technology, and believes that the Bellcore technology provides solutions to several technical problems the Company was facing with regard to its technology. As part of the agreement, which includes license fees and royalty payments, Bellcore received a minority equity position in the Company of 1,500,000 shares of common stock. Additionally, the Company secured the right to grant, and has granted, to Delphi a sublicense to make, have made, use and sell batteries for land, marine, and air vehicles, including electric vehicles, and utility load-leveling applications. In November 1997, Bellcore was acquired by Science Applications International Corporation.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and product development expenses in fiscal years 1998, 1997 and 1996 were approximately, $15,432,000, $10,825,000 and, $8,047,000 respectively. During the same periods, the Company received reimbursements for research and development activities and earned development contract revenues of $nil, nil and nil respectively.

The Company's research personnel are divided into two groups: the battery research and development group and the battery engineering group. The Company's battery research and development group works on developing the existing technology, materials and processing methods and developing the Company's battery technology. The 12 people in this group have expertise in chemical engineering, process control, safety, and anode, cathode and electrolyte chemistry and physics, polymer chemistry and radiation chemistry, thin film technologies, coating technologies, and anode, cathode and electrolyte chemistry, formulation, analytical chemistry and material science.

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

Even if the Company's current research and development activities result in the design of batteries with commercially desirable characteristics, to be successful, the Company will have to manufacture in commercial quantities products with appropriate performance characteristics at competitive costs. At present, the Company has, at its Henderson, Nevada facility, manual and semi-automated coating, laminating, assembly and packaging lines that produce small quantities of prototype batteries for internal testing and customer sampling. For coating the matrix layers, the Company is adapting existing manufacturing technologies and processes. However, further development of manufacturing technology may be delayed pending further research and development activities by the Company and the definition of manufacturable specifications with OEM customers.

In September 1993, the Company signed an agreement to open an automated manufacturing plant in Mallusk, Northern Ireland. The Company currently occupies 80,000 square feet, and may add 50,000 square feet at some point in the future. The Company, with its equipment suppliers, has designed and constructed a high volume, automated assembly and packaging lines for the Northern Ireland facility. The Company's high volume manufacturing equipment was specifically designed for use with the Company's prior metallic lithium anode technology. The Company is working with its equipment suppliers to redesign and modify this equipment to work with the Company's newest battery technology. The amount of redesign and modification that is required is substantial and there can be no assurance that such redesign and modifications will work or will be cost effective. If all or some of the equipment in Northern Ireland cannot be effectively redesigned and modified, the Company will have to procure new equipment at considerable expense and loss of time.

The first automated assembly lines have been delivered to the Northern Ireland facility. De-bugging of the lines has gone much slower than expected. The lines' reliability and yield are predictably low, although the Company believes that it will eventually reach its production goals. The Company expects this line to be qualified in the second half of calendar 1998, but there can be no assurance as to the timing or even the success of this qualification process. Upon qualification of the lines, product samples are expected to be sent to potential customers for evaluation. The first line is initially slated to produce the Company's larger portable-computer cell format (approximately four inches by four inches) battery.

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

In the rechargeable battery market, the principal competitive technologies currently marketed are NiCad batteries, lead acid batteries, nickel metal hydride batteries and liquid electrolyte lithium ion batteries. Eveready, Sanyo Electric Co., Ltd., and Matsushita Industrial Co., Ltd., among others, currently manufacture NiCad batteries. Major lead acid manufacturers include Delphi, Johnson Controls, Exide Corp., Portable Energy Products, Inc., Hawker Energy Products and Yuasa Battery Co., Ltd. Manufacturers of nickel metal hydride batteries include Matsushita Industrial Co., Ltd., Toshiba, Eveready, Sanyo Electric Co. and Sony. Sony produces a liquid electrolyte lithium ion battery used in Sony's products, and sold to OEMs. Toshiba has a joint venture with Asahi Chemical Industry Company to manufacture liquid electrolyte lithium ion batteries. In addition, Saft America Inc., Ray O Vac, PolyStor Corp., Matsushita Industrial Co., Ltd., Moli Energy and Sanyo Electric Co., Ltd. have developed liquid electrolyte lithium ion batteries. The capabilities of many of these competing technologies have improved over the past year, which has resulted in a customer perception that the Company's lithium polymer technology may not offer as many advantages as previously anticipated. Sony has consistently been improving the energy density of its lithium ion battery over the last several years.

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

In addition to currently marketed technologies, a number of companies are undertaking research in rechargeable battery technologies, including work on lithium polymer technology. Reportedly, as many as eleven other companies have taken licenses to Bellcore's battery technology, although their identities have not been announced. Ultralife Batteries, Inc., which acquired Dowty Battery Company in the United Kingdom in 1994, has announced shipment of prototype lithium ion polymer batteries, and has announced plans to begin commercial shipments in 1998. Hydro-Quebec in Canada has signed an agreement with Yuasa Battery Co., Ltd. of Japan for technology transfer and the manufacture of lithium ion polymer batteries. Recently, Hydro-Quebec and Yuasa have announced the introduction of such a rechargeable lithium polymer battery. The Company believes that other research and development activities on lithium polymer batteries are taking place at W. R. Grace & Co., 3M, and Ray O Vac in the U.S. and at other companies in Japan and Malaysia. In May 1995, Moltech Corp. announced that it expected to begin production shipments of its lithium polymer batteries in mid-to-late 1996. This was subsequently modified to 1998. In October 1992, the United States Advanced Battery Consortium ("USABC") awarded the first $6,300,000 of a three-year $24,500,000 contract to a group consisting of W. R. Grace & Co., Johnson Controls and affiliated laboratories to develop a thin-film lithium polymer bipolar battery utilizing solid polymer electrolytes. At that time, the USABC also awarded a three-year $17,300,000 contract to Saft America Inc. to pursue a bipolar form of the lithium iron disulfide battery first developed at the Argonne National Laboratory. In December 1993, the USABC announced the grant of a two-year $33,000,000 contract to a partnership formed by 3M, Hydro-Quebec and Argonne for the development of lithium polymer batteries for electric vehicles, for which a second phase was announced in February 1996, for $27,400,000. The Company also believes that research is underway on zinc air, aluminum air, sodium sulphur, zinc bromine and nickel zinc battery technologies. No assurance can be given that such companies are not developing batteries similar or superior to the Company's lithium polymer batteries.

PATENTS AND TRADE SECRETS

The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

As of March 29, 1998, the Company held 180 United States patents and had 48 patent applications pending in the United States. The Company was preparing 84 additional patent applications for filing in the United States. The Company also actively pursues foreign patent protection in countries of interest to the Company. As of March 29, 1998, the Company had been granted 18 foreign patents and had 91 patent applications pending in foreign countries.

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

HUMAN RESOURCES

As of June 5, 1998, the Company had 95 full-time employees, of whom 10 held Ph.D. degrees. Of these employees, 12 are fully subcontracted to Delphi, and 14 are shared with Delphi. Of the total, 12 employees were engaged in research and development, 14 in battery engineering, 54 in operations and 15 in marketing, general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good. In addition to the above employees, as of June 5, 1998, the Company's Dutch subsidiary had 86 full-time employees located in Northern Ireland.

In December 1997, the resignation of Calvin L. Reed, the Company's former Chairman of the Board, Chief Executive Officer, and President became effective. As had been previously announced, Mr. Lev M. Dawson then became the Chairman of the Board, Chief Executive Officer and President. In January 1998, the Company's former Executive Vice President, Worldwide Operations resigned and Joseph P. Hendrickson, who originally was hired as Vice President of Administration, became Senior Vice President, Operations. In January 1998, the Company's Vice President General Counsel, resigned. In June 1998, the Company's former Chief Technical Officer, Tibor Kalnoki-Kis, resigned, and Mr. Dawson assumed his responsibilities.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 29, 1998, are as follows:

     Name                  Age    Position
     ----                  ---    --------
     Lev M. Dawson          59    Chairman of the Board, Chief Executive Officer, President
     Joseph P. Hendrickson  54    Senior Vice President, Operations
     David P. Archibald     57    Vice President and Chief Financial Officer
     Robert J. Horning      55    Vice President, Engineering
     Tibor Kalnoki-Kis      57    Vice President and Chief Technical Officer

Mr. Dawson rejoined the Company in December 1997 as Chairman of the Board, Chief Executive Officer and President. Mr. Dawson, a founder of the Company, served as Chairman of the Board and Chief Executive Officer from its founding in March 1989 until April 1993. Mr. Dawson also served as President from March 1989 until June 1991. From May 1993 to December 1997, Mr. Dawson was involved in private family companies. From January 1988 to March 1989, Mr. Dawson devoted significant time to the organization of the Company. From May 1978 through January 1988, Mr. Dawson was President, Chairman, and Chief Executive Officer of Robinton Products, Inc. ("Robinton"), a company which manufactured solid state meters and data retrieval systems for the electric utility industry. Mr. Dawson holds a B.S.E.E. degree in Electrical Engineering from the University of Southwestern Louisiana.

Mr. Hendrickson rejoined the Company as Vice President of Administration and became Secretary in January 1998. In May 1998, he was appointed Senior Vice President of Operations. From June 1993 to December 1997, Mr. Hendrickson was an investor consultant. From June 1990 to June 1993, Mr. Hendrickson served as the Company's Director of Administration. From April 1988 through June 1990, he was a management consultant in the electronics manufacturing industry, consulting in the areas of operations and administration. From May 1978 to April 1988, Mr. Hendrickson was Vice President of Administration and Operations of Robinton Products, where he was responsible for management of finance and administration and manufacturing operations.

Mr. Archibald joined the Company as Director of Finance in June 1995 and became Vice President and Chief Financial Officer in February 1996. From February 1989 to May 1995, Mr. Archibald was Finance Director at Staveley Industries plc, a manufacturer of high and low technology products. From June 1986 to December 1988, Mr. Archibald was controller for Handi-Kup, a division of James River Corporation. Mr. Archibald holds a B.S.B.A. degree in Accounting and Economics from Northeastern University and an M.B.A. from the University of Pennsylvania Wharton Graduate School of Business.

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

Dr. Kalnoki-Kis joined the Company as Vice President and Chief Technical Officer in February 1997. From October 1978 to January 1997, Dr. Kalnoki-Kis was employed by Gould Electronics, Inc., a wholly owned subsidiary of Japan Energy, Inc. In 1995, he became President and General Manager of the Powerdex Division at Gould. Dr. Kalnoki-Kis holds a Ph.D. from the University of Maine. Dr. Kalnoki-Kis left the Company in June 1998.

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

On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs have appealed and the case is pending before the United States Court of Appeals for the Ninth Circuit.

Item 4
Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 29, 1998.

-------------------------------------------------------------------------------

PART II

Item 5
Market for Registrant's Common Equity
and Related Stockholder Matters

Since May 7, 1992, Valence's common stock, par value $0.001, has been traded on the National Association of Securities Dealers Automated Quotation National Market Systems (NASDAQ/NMS) under the symbol "VLNC." The high and low closing sales prices during each quarter for Valence common stock on NASDAQ/NMS for fiscal years 1997 and 1998 were as follows:

                                                       High           Low
               Fiscal 1997                          ---------        -------
               -----------
               Quarter ended June 30, 1996           $7-5/16        $ 4-1/8
               Quarter ended September 29, 1996       6-1/16          3-5/8
               Quarter ended December 29, 1996         5-7/8          4-1/8
               Quarter ended March 30, 1997                7         4-3/16

               Fiscal 1998
               ------------
               Quarter ended June 29, 1997           $    10        $ 5-3/4
               Quarter ended September 28, 1997        9-1/8          6-7/8
               Quarter ended December 28, 1997             9          4-1/4
               Quarter ended March 29, 1998            6-1/2          4-1/4

The approximate number of record holders of the Company's Common Stock as of June 5, 1998, was 729.

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

On January 1, 1998, the Company granted options to Mr. Dawson, the Company's new Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares which was granted pursuant to the Company's 1990 Stock Option Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which are incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Purchased shares for which the underlying options have not vested are subject to repurchase by the Company. As of March 29, 1998, none of the shares in the underlying options have vested.

Item 6
Selected Consolidated Financial Data

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)
                        SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                              ------------------------

                                      Period from
                                     March 3, 1989
                                       (date of
                                      inception) to
                                         March 29,     March 29,      March 30,      March 31,      March 26,      March 27,
                                           1998          1998           1997           1996           1995           1994
                                      -------------    ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
Revenue:

Research and development
   contracts                            $  21,605       $     -        $     -        $     -       $  4,150       $  7,295
                                      -------------    ---------      ---------      ---------      ---------      ---------

Costs and expenses:

   Research and product development         84,481        15,432         10,825          8,047         14,762         21,465

   Marketing                                 3,532           855            205            486            705            767

   General and administrative               39,429         7,066          6,168          5,614          6,269          6,013

   Write-off of in-process
      technology(1)                          8,212                                       6,064

   Investment in Danish subsidiary(2)        3,489

   Special charges                          18,872                                                     18,872
                                      -------------    ---------      ---------      ---------      ---------      ---------
      Total costs and expenses             158,015        23,353         17,198         20,211         40,608         28,245
                                      -------------    ---------      ---------      ---------      ---------      ---------
      Operating loss                      (136,410)      (23,353)       (17,198)       (20,211)       (36,458)       (20,950)

Interest income                             14,901         1,174          2,558          3,549          3,606          2,547

Interest expense                            (4,290)         (528)          (814)          (931)          (777)          (250)

Equity in earnings (losses) of Joint

      Venture                               (2,213)       (1,779)          (434)
                                      -------------    ---------      ---------      ---------      ---------      ---------
      Net loss                         $  (128,012)   $  (24,486)    $  (15,888)    $  (17,593)    $  (33,629)    $  (18,653)
                                      -------------    ---------      ---------      ---------      ---------      ---------
                                      -------------    ---------      ---------      ---------      ---------      ---------
Net loss per share, basic and diluted            -      $  (1.06)      $  (0.73)      $  (0.83)      $  (1.68)      $  (1.08)
                                      -------------    ---------      ---------      ---------      ---------      ---------
                                      -------------    ---------      ---------      ---------      ---------      ---------
Shares used in computing net loss
   per share(3)                                  -        23,010         21,684         21,261         20,059         17,259
                                      -------------    ---------      ---------      ---------      ---------      ---------
                                      -------------    ---------      ---------      ---------      ---------      ---------

                                                       March 29,      March 30,      March 31,      March 26,      March 27,
                                                          1998           1997           1996           1995           1994
                                                       ---------      ---------      ---------      ---------      ---------

BALANCE SHEET DATA:

Cash and cash equivalents                               $  8,400      $  27,832      $  24,569      $  16,602      $  26,188

Investments                                                               9,556         32,282         57,869         71,312

Working capital                                           (1,773)        26,105         41,281         45,011         48,254

Total assets                                              42,894         55,526         70,247         92,007        121,036

Long-term debt                                             4,950          5,217          6,169          8,811          7,258

Accumulated deficit                                     (128,012)      (103,526)       (87,638)       (70,045)       (36,416)

Total stockholders' equity                                22,962         38,349         53,010         66,784         99,629

(1) See Note 11 of Notes to Consolidated Financial Statements
(2) See Note 12 of Notes to Consolidated Financial Statements
(3) See Note 2 of Notes to Consolidated Financial Statements

Item 7
Management's Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a completed research and development contract with the Delphi Automotive Systems Group of General Motors Corporation ("Delphi" - formerly Delco-Remy Division). The Company has incurred cumulative losses of $126,681,000 from its inception to March 29, 1998.

Except for the historical information contained herein, the following discussion
contains forward-looking statements that involve risks and uncertainties.   The
Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in this section as well as in the section entitled "Business." Readers should also carefully review the factors set forth in other reports or documents filed from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any other current reports on Form 8-K.

The following discussion should be read in conjunction with the five-year summary of selected financial data and the Company's consolidated financial statements and the notes thereto. All references to years represent fiscal years unless otherwise noted.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 29, 1998 (FISCAL 1998), MARCH 30, 1997 (FISCAL 1997) AND MARCH 31, 1996 (FISCAL 1996)

During fiscal 1998, the Company continued development activities under a research and development agreement with Delphi. That phase of a multi-year agreement, which provided for the aggregate funding of up to $20,000,000, was completed during the quarter ending September 25, 1994. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during fiscal 1998 and fiscal 1997.

In September 1994, the Company and Delphi signed a new five-year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five-year term of the new agreement for access to the Company's research and development (of which $600,000, $650,000 and $600,000 were recognized during fiscal 1998, fiscal 1997 and fiscal 1996, respectively, as an offset to research and product development expenses). In addition, Delphi paid a majority of the facility's operating costs in fiscal 1998 and is anticipated to continue to do so through August 1998. The Company is treating both of these payments as an offset to expenses.

In May 1998, the Company and Delphi announced the successful completion of their collaboration on lithium polymer battery development. Delphi will retain a license to use Company-developed lithium polymer technology for vehicular and stationary load leveling / peak shaving applications. The Company will retain a license to use Delphi-developed lithium polymer technology in all other applications. After September 1998, the Company anticipates that it will receive no further payments as a result of the Joint Research and Development agreement with Delphi. It is anticipated that Delphi will continue to pay $50,000 per month through August 1998.

Research and product development expenses were $15,432,000, $10,825,000 and $8,047,000 during fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 versus fiscal 1997 and fiscal 1997 versus fiscal 1996 reflects the Company's increased efforts to commercialize a product in fiscal 1999.

Marketing expenses were $855,000, $205,000 and $486,000 for fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 versus fiscal 1997 reflects the Company's increased efforts to commercialize a product and increased severance costs. The comparative decrease from fiscal 1997 versus fiscal 1996 is the result of a decrease in payroll, travel and relocation expenses.

General and administrative expenses increased to $7,066,000 in fiscal 1998 from $6,168,000 in fiscal 1997 and from $5,614,000 spent in fiscal 1996. Fiscal 1998 increase versus fiscal 1997 was due to decreased legal costs associated with the shareholder class action lawsuit offset by compensation expense of $1,775,000 related to the extension of certain vested options. The fiscal 1997 to 1996 increase reflects added legal costs associated with the shareholder class action lawsuit.

During fiscal 1996, the Company incurred a one-time charge to operations of $6,064,000 ($0.28 per share) for the write-off of in-process technology related to the Technology Transfer Agreement with Bellcore. Technological feasibility of the in-process technology acquired had not been established and there was no alternative future use.

Interest income was $1,174,000, $2,558,000 and $3,549,000 in fiscal 1998,
1997 and 1996, respectively. This decrease is a result of lower interest rates and fewer funds available for investment during fiscal 1998 due to ongoing losses.

Interest expense decreased to $528,000 from $814,000 and $931,000 during fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 is a result of a reduction in long-term debt associated with capital equipment leases. The increase in fiscal 1997 versus fiscal 1996 is the result of additional long-term debt acquired in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $16,650,000 net cash for operating activities during fiscal 1998, whereas it used $9,971,000 during fiscal 1997 and $12,135,000 during fiscal 1996, an increase between fiscal 1998 and fiscal 1997 of $6,679,000. This net increase primarily resulted from increased losses associated with the commercialization efforts. Net cash used in fiscal 1997 decreased by $2,164,000 from fiscal 1996 as the result of a reduction in losses partially offset by acquisition of the Bellcore technology in fiscal 1996.

During fiscal 1998, the Company used $6,739,000 net cash from investing activities compared to net cash provided by investing activities of $15,537,000 during fiscal 1997, and $23,281,000 provided during fiscal 1996, a decrease of $22,276,000 between fiscal 1998 and 1997. The decrease was a result of increased capital equipment expenditures of $12,916,000 and shortening of maturities to support fiscal 1998 capital expenditures. There were $9,556,000 net maturities during fiscal 1998, as compared to $18,482,000 net maturities during fiscal 1997 and $25,587,000 net maturities during fiscal 1996.

The Company provided $5,065,000 of net cash from financing activities as compared to using $1,399,000 and $2,679,000 during fiscal 1997 and fiscal 1996 respectively. This increase of $6,464,000 resulted from reductions in long-term debt and proceeds from issuance of common stock. In fiscal 1997 versus fiscal 1996 the Company had increased funds as the result of reduced long-term debt.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $19,432,000 during fiscal 1998 versus an increase of $3,263,000 during fiscal 1997, whereas it had a net increase of $7,967,000 during fiscal 1996.

The Company's $2,000,000 working capital line of credit was available through June 15, 1998. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line. As of March 29, 1998, there were no outstanding letters of credit.

During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the "IDB") to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five-year period through October 31, 2001. As of March 29, 1998, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 (US$39,572,400 as of March 29, 1998).

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

In July 1997, the Company entered into an amended loan agreement with a shareholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. As of March 29 1998, the Company had no outstanding balance under the Loan Agreement. The loan bears interest at one percent over lender's principal line of credit (8.50% at March 29, 1998) and is available through August 30, 2002.

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

The Company expects that its existing funds as of March 29, 1998, together with the interest earned thereon, will be sufficient to fund the Company's operations through first quarter fiscal 1999. The Company anticipates that it may need substantial additional funds in the future (probably as early as the second or third quarter of fiscal 1999) for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. These factors raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

RECENT ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.130, "REPORTING COMPREHENSIVE INCOME"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as " the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of its implementation on the consolidated financial statements of the Company has not yet been determined.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. The Company has not determined the impact, if any, on the reporting of segment information.

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

Item 8
Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and notes thereto appear on pages F-1 to F-20 of this Form 10-K Annual Report.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in, or disagreements with accountants, on accounting and financial disclosures.

-------------------------------------------------------------------------------

PART III

Item 10

DIRECTORS OF THE REGISTRANT

The names of the Company's directors and certain information about them are set forth below; such information for executive officers of the Company is contained in Part I, Item 1 of the report.

The directors of the Company and their ages as of June 5, 1998, are as follows:

 NAME                    AGE POSITION HELD WITH THE COMPANY
--------------------------------------------------------------------------------
 Lev M. Dawson           59  Chairman of the Board, Chief Executive Officer,
                             President

 Carl E. Berg(1)(2)      60  Director

 Alan F. Shugart(1)(2)   67  Director

------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

Mr. Dawson rejoined the Company in December 1997 as Chairman of the Board, Chief Executive Officer and President. Mr. Dawson, a founder of the Company, served as Chairman of the Board and Chief Executive Officer from its founding in March 1989 until April 1993. Mr. Dawson also served as President from March 1989 until June 1991. From May 1993 to December 1997, Mr. Dawson was involved in private family companies. From January 1988 to March 1989, Mr. Dawson devoted significant time to the organization of the Company. From May 1978 through January 1988, Mr. Dawson was President, Chairman, and Chief Executive Officer of Robinton Products, Inc. ("Robinton"), a company which manufactured solid state meters and data retrieval systems for the electric utility industry.

Mr. Berg helped found the Company and has served on the Board of Directors since September 1991. For more than the past five years, Mr. Berg has been a major Silicon Valley industrial real estate developer and a private venture capital investor. Mr. Berg also serves as a director of Integrated Device Technology, Inc., Videonics, Inc., and Systems Integrated Research.

Mr. Shugart joined the Company as a director in March 1992. Mr. Shugart has been the Chief Executive Officer and a director of Seagate since its inception in 1979. Mr. Shugart also served as Seagate's President from 1979 to 1983 and from September 1991 to the present. Additionally, Mr. Shugart served as Chairman of the Board of Seagate from 1979 until September 1991, and from October 1992 to the present. Mr. Shugart currently serves as a director of Sandisk Corporation and Inktomi Corporation.

BOARD COMMITTEES AND MEETINGS

During the fiscal year ended March 29, 1998, the Board of Directors held three meetings. The Board has an Audit Committee, a Compensation Committee and a Non-Officer Stock Option Administration Committee. The Board at large serves as the Nominating Committee.

The Audit Committee meets with the Company's independent accountants to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent accountants to be retained and receives and considers the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee met once during the 1998 fiscal year. It currently is composed of two non-employee directors: Messrs. Berg and Shugart.

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of two non-employee directors: Messrs. Berg and Shugart. It met once during fiscal 1998.

The Non-Officer Stock Option Administration Committee administers the Company's 1990 Stock Option Plan only for non-officer employees and makes grants to such employees not in excess of 14,500 shares to any individual. All option grants in excess of this limit and all grants to officers must be approved by the Compensation Committee or the Board at large. The Non-Officer Stock Option Committee is composed of Mr. Dawson.

During the fiscal year ended March 29, 1998, each Board member attended all of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 29, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11
Executive Compensation

COMPENSATION OF DIRECTORS

The Company's non-employee directors receive no cash compensation, but are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are employees of the Company do not receive separate compensation for their services as directors, but are eligible to receive stock options under the Company's 1990 Plan.

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

During the last fiscal year, the Company granted options covering 26,668 shares to Carl Berg, at an exercise price per share of $6.50, and 42,224 shares to Alan Shugart, at an exercise price per share of $5.12, non-employee directors of the Company, under the Directors' Plan. The fair market value of such Common Stock on the dates of grant was $6.50 and $5.12, respectively, per share (based on the closing sales price reported in the NASDAQ National Market for the date of grant). As of June 5, 1998, no options had been exercised under the Directors' Plan.

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

Calvin L. Reed was employed by the Company through December 31, 1997. He received severance pay equivalent to one year's salary and accelerated vesting of several stock option grants. On his last day with the Company, the following stock option amounts vested: thirty thousand (30,000) shares of Mr. Reed's second stock option grant, dated June 17, 1994; fifteen thousand (15,000) shares of his third stock option grant, dated June 17, 1994; twenty-one thousand seventy-two (21,072) shares of his eighth stock option grant, dated December 30, 1996; three thousand seven hundred fifty (3,750) shares of Mr. Reed's fourth stock option grant, dated March 25, 1996; thirty-five thousand three hundred fifty-six (35,356) shares of his thirteenth stock option grant, dated December 29, 1997; seven thousand seven hundred thirty-three (7,733) shares of his sixth stock option grant, dated July 1, 1996; and thirty-seven thousand eighty-nine (37, 089) shares of his fifth stock option grant, dated June 7, 1996.

William J. Masuda was employed by the Company through January 9, 1998. He received severance pay equivalent to six months' salary and accelerated vesting of several stock option grants. On his last day with the company, the following stock option amounts vested: twenty-two thousand five hundred (22,500) shares of Mr. Masuda's second stock option grant, dated June 17, 1994; thirteen thousand five hundred twenty-four (13,524) shares of his seventh stock option grant, dated December 30, 1996; one thousand eight hundred seventy-five (1,875) shares of his third stock option grant, dated March 25, 1996; seventeen thousand three hundred eighty-one (17,381) shares of Mr. Masuda's eleventh stock option grant, dated December 29, 1997; three thousand five hundred thirteen (3,513) shares of his fifth stock option grant, dated July 1, 1996; and fifty-one thousand two hundred seven (51,207) shares of his fourth stock option grant, dated June 7, 1996.

Bradley A. Perkins was employed by the Company through January 16, 1998. The vesting of several of his stock option grants was accelerated. On his last day of with the Company, the following stock option amounts vested: nineteen thousand nine hundred fifty (19,950) shares of Mr. Perkins' fourth stock option grant, dated September 2, 1994; twelve thousand (12,000) shares of his third stock option grant, dated June 17, 1994; three thousand four hundred seventy-two (3,472) shares of his ninth stock option grant, dated December 30, 1996; one thousand two hundred fifty (1,250) shares of Mr. Perkins' fifth stock option grant, dated March 25, 1996; and eleven thousand three hundred twenty-eight (11,328) shares of his thirteenth stock option grant, dated December 29, 1997.

The following table shows for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, certain compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 29, 1998 (the "Named Executive Officers"):

                             SUMMARY COMPENSATION TABLE


                                                                               Other       Long Term
                                                              Annual           Annual        Compen-         All Other
                                                           Compensation        Compen-    sation Awards       Compen-
                                                        --------------------   sation     -------------       sation
                                             Fiscal     Salary      Bonus      -------      Options(1)     -------------
Name and Principal Position                   Year        ($)        ($)         ($)           (#)              ($)
------------------------------------------------------------------------------------------------------------------------
Lev M. Dawson                                 1998       82,923       --           --      1,000,000(11)         --
 Chairman of the Board, Chief                 1997           --       --           --           --               --
 Executive Officer and President              1996           --       --           --           --               --

Calvin L. Reed(7)                             1998      182,692       --           --        123,415        258,108(5,6)
 Former.Chairman of the Board, Chief          1997      250,000       --           --        297,630          7,540(5)
 Executive Officer and President              1996      250,000       --           --         30,000          4,854(5,3)

William J. Masuda(8)                          1998      141,346       --           --         68,894         87,500(6)
 Former Executive Vice President,             1997      175,000       --           --        136,000             --
 Worldwide Operations                         1996      175,000       --           --           --              476(3)

Tibor Kalnoki-Kis(9)                          1998      175,000       --       60,464(4)        --               83(3)
 Vice President and Chief                     1997       10,769       --        5,233(4)     150,000             --
 Technical Officer                            1996           --       --           --           --               --

R. Joseph Horning                             1998      145,600       --           --         44,762             42(3)
 Vice President,                              1997      145,600       --           --         44,442
 Engineering                                  1996      145,600       --       12,500(4)      10,000         48,531(2)

David P. Archibald                            1998      133,599       --       19,896(4)      39,560             --
 Vice President and Chief Financial           1997      130,000       --       21,104(4)      34,134             --
 Officer                                      1996       62,183       --       11,014(4)     110,000         47,323(2)

Bradley A. Perkins(10)                        1998      102,500       --       13,926(4)      42,811             --
 Former Vice President and                    1997      130,000       --       13,520(4)      69,117             --
 General Counsel                              1996      130,000       --       11,898(4)      10,000          7,679(2,3)

------------------------
(1)  The Company has no stock appreciation rights ("SARs").
(2) Relocation expenses (moving expenses, tax gross-up payments related to sale of home, meals, relocation payment, travel expenses, etc.) related to the Company's move to Henderson, Nevada.
(3) Patent award payments. Patent awards are granted to employees of the Company for inventions made by employees for which they have submitted invention disclosures to the Company, for which the Company has filed a patent application with the United States Patent and Trademark Office, or for which a patent has been issued by the United States Patent and Trademark Office.
(4) Amounts forgiven under loans provided to the Named Executive Officer by the Company.
(5)  Life insurance premium payments.
(6)  Severance payments.
(7)  Calvin L. Reed was employed by the Company through December 31, 1997.
(8)  William J. Masuda was employed by the Company through January 9, 1998.
(9)  Tibor Kalnoki-Kis was employed by the Company through June 8, 1998.
(10) Bradley A. Perkins was employed by the Company through January 16, 1998.
(11) The shares are exercisable over a period of eighteen (18) months.

STOCK OPTION GRANTS AND EXERCISES

The following tables show for the fiscal year ended March 29, 1998, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

                         OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                Potential Realizable Value at
                                                                                                    Assumed Annual Rates of
                                                                                                  Stock Price Appreciation
                                              Individual Grants                                         for Option Term(3)
                                         --------------------------                             -----------------------------
                                                      Percent of
                                                     Total Options
                                          Options      Granted to     Exercise
                                          Granted     Employees in     Price        Expira-
Name                                       (#)(1)    Fiscal Year(2)    ($/Sh)      tion Date       5% ($)         10% ($)
-----------------------------------------------------------------------------------------------------------------------------
Lev M. Dawson(4)                            39,506        2.3%          5.06       12/31/07        125,799        318,799
                                           660,494       37.9%          5.06       12/31/07      2,103,219      5,329,939
                                           300,000       17.2%          5.06       12/31/07        955,294      2,420,888

Calvin L. Reed                              29,855        1.7%          6.31        3/30/07        118,541        300,405
                                            29,854        1.7%          8.88        10/2/07        166,656        422,337
                                            28,350        1.6%          8.88        10/2/07        158,260        401,060
                                            35,356        2.0%          4.63       12/28/07        102,855        260,653

William J. Masuda                           19,161        1.1%          6.31        3/30/07         76,080        192,800
                                            19,161        1.1%          8.88        10/2/07        106,964        271,066
                                            13,191        0.8%          8.88        10/2/07         73,637        186,610
                                            17,381        1.0%          4.63       12/28/07         50,564        128,137

R. Joseph Horning                           10,829        0.6%          6.31        3/30/07         42,997        108,963
                                            10,828        0.6%          8.88        10/2/07         60,446        153,181
                                            10,280        0.6%          8.88        10/2/07         57,387        145,429
                                            12,825        0.7%          4.63       12/28/07         37,310         94,549

David P. Archibald                           6,135        0.4%          6.31        3/30/07         24,359         61,731
                                            15,134        0.9%          8.88        10/2/07         84,484        214,097
                                             8,072        0.5%          8.88        10/2/07         45,061        114,193
                                            10,219        0.6%          4.63       12/28/07         29,728         75,337

Bradley A. Perkins                          10,422        0.6%          6.31        3/30/07         41,381        104,867
                                            10,421        0.6%          8.88        10/2/07         58,174        147,423
                                             9,640        0.6%          8.88        10/2/07         53,814        136,375
                                            12,328        0.7%          4.63       12/28/07         35,864         90,885

------------------------
(1) Options granted in fiscal 1998 generally vest over four years, with 1/16 of the shares vesting each quarter and with full vesting occurring on the fourth anniversary date. See "Executive Compensation" for a description of severance agreements and how they affect the vesting of options for Mr. Reed, Mr. Masuda and Mr. Perkins.
(2) Based on an aggregate of 1,742,832 options granted to employees, including the Named Executive Officers, in fiscal year 1998.
(3) The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
(4)  Mr. Dawson's options vest over eighteen months from date of grant.

The following table shows the number and value of the unexcercised options held by each of the Named Executive Officers on March 29, 1998:

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

                                    Shares
                                   Acquired                  Number of Unexercised Options    Value of Unexercised In-the-
                                      on          Value              at FY-End (#)            Money Options at FY-End ($)(1)
                                   Exercise      Realized    -----------------------------    ------------------------------
Name                                  (#)           ($)       Exercisable    Unexercisable    Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Lev M. Dawson                       960,494(2)           0              0         39,506              0              0

Calvin L. Reed                      338,500      1,656,208        382,740              0        702,185              0

William J. Masuda                    47,500        295,015        256,661              0        239,107              0

Tibor Kalnoki-Kis                         0              0         37,500        112,500              0              0

R. Joseph Horning                    25,000        119,380        127,511        153,815        107,693         69,435

David P. Archibald                        0              0         73,100        110,594         58,562         56,136

Bradley A. Perkins                   24,000        192,130        127,216              0        115,647              0

------------------------
(1) Based on the fair market value of the Company's Common Stock as of March 29, 1998 ($4.938) minus the exercise price of the options multiplied by the number of shares underlying the option.
(2)  See "Market for Registrant's Common Equity and related stockholder
     Matters."

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

In February 1997, the Company entered into an employment agreement with Dr. Kalnoki-Kis pursuant to which the Company retained Dr. Kalnoki-Kis as its Vice President and Chief Technical Officer at an annual salary of $175,000. The Company granted Dr. Kalnoki-Kis an option to purchase 150,000 shares of common stock at an exercise price of $5.88 per share, vesting over a four-year period. In addition, the Company agreed to pay Dr. Kalnoki-Kis's relocation expenses. The Company also loaned Dr. Kalnoki-Kis $200,000 pursuant to a loan agreement, in which the Company will forgive the principle and interest over the first four years of his employment. Dr. Kalnoki-Kis left the Company in June 1998.

In January 1998, the Company entered into an employment agreement with Lev M. Dawson pursuant to which the Company retained Mr. Dawson as its Chairman of the Board, Chief Executive Officer and President at an annual salary of $280,000. The Company granted Mr. Dawson an option to purchase 1,000,000 shares of common stock at an exercise price of $5.06 per share, vesting over a period of eighteen months. The Company agreed to pay Mr. Dawson's relocation expenses.

In January 1998, the Company entered into an employment agreement with Joseph
P. Hendrickson pursuant to which the Company retained Mr. Hendrickson as its Vice President of Administration at an annual salary of $175,000.
Subsequently, Mr. Hendrickson was promoted to Senior Vice President of Operations at an annual salary of $200,000. The Company granted Mr. Hendrickson an option to purchase 150,000 shares of common stock at an exercise price of $5.31 per share, vesting over a period of eighteen months. The Company agreed to pay Mr. Hendrickson's relocation expenses.

OPTION REPRICING INFORMATION

The following table shows certain information concerning option repricings received by any Named Officer during the last ten years.

                           TEN YEAR OPTION/SAR REPRICINGS

                                                                                            Length of
                                 Number of                                                   Original
                                  Options/    Market Price                                 Option Term
                                   SARs       of Stock at     Exercise Price               Remaining at
                                Repriced or     Time of         at Time of       New         Date of
                                  Amended     Repricing or     Repricing or    Exercise    Repricing or
                                                Amendment        Amendment       Price       Amendment
 Name                  Date         (#)            ($)              ($)           ($)         (years)
--------------------------------------------------------------------------------------------------------
 R. Joseph Horning   01/18/93      22,000         11.50            22.75         11.50         4.75
  Vice President,
  Engineering

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

During the fiscal year ended March 29, 1998, the Compensation Committee consisted of Messrs. Shugart and Berg.

In July 1990, Mr. Berg loaned the Company $520,000 for a seven year term at an interest rate of 10% per annum and the Company issued a warrant exercisable for an aggregate of 130,000 shares of common stock to Mr. Berg. This warrant was exercised on March 31, 1992 at $4.40 per share by cancellation of indebtedness under such loan. From July 1990 to March 1992 the Company issued additional warrants exercisable for an aggregate of 1,222,825 shares of common stock to Baccarat Electronics, Inc., an entity affiliated with Mr. Berg, at an exercise price of $4.00 per share, in consideration for a loan agreement in which such entity agreed to lend the Company an aggregate of up to $5,000,000 (the "Loan Agreement"), all of which were exercised in July 1997. Under the terms of the Loan Agreement, the Company executed a promissory note payable in full in July 1995 with 9% interest per annum through July 1993 and the prime rate thereafter. In addition, to secure its obligations under the promissory note, the Company granted to the entity a security interest in all of the Company's assets. In August 1992, the Company entered into an amendment to the Loan Agreement which allows the Company to borrow, prepay and re-borrow up to the full $10,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. In September 1992, the Company paid in full all interest and principal outstanding under the Loan Agreement. As of March 29 1998, the Company had no outstanding balance under the Loan Agreement.

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

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock as of June 5, 1998 by: (i) each director and nominee for director; (ii) each of the executive officers in the Summary Compensation table; (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock.

                              BENEFICIAL OWNERSHIP(1)

Beneficial Owner                          Number of Shares      Percent of Total
--------------------------------------------------------------------------------
Carl E. Berg(2)                               4,103,380                   16.1%
 10050 Bandley Drive, Cupertino, CA 95014

Lev M. Dawson(3)                              1,813,020                    7.1
 301 Conestoga Way, Henderson, NV 89015

Bell Communications Research, Inc.            1,500,000                    5.9
 445 South Street, Morristown, NJ 07960

Calvin L. Reed(4)                               382,740                    1.5

William J. Masuda(4)                            256,661                    1.0

Alan F. Shugart(4)                              182,996                      *

Bradley A. Perkins(4)                           127,216                      *

R. Joseph Horning(4)
  301 Conestoga Way, Henderson, NV 89015        123,113                      *

David P. Archibald(5)
   301 Conestoga Way, Henderson, NV 89015       100,316                      *

Tibor Kalnoki-Kis(4)                             46,875                      *

All directors and executive officers
   as a group (10 persons)(6)                 7,136,287                   26.7%

_______________________________
*    Less than one percent (1%)

 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 26,662,367 shares of common stock outstanding on June 5, 1998, adjusted as required by rules promulgated by the Commission.

 (2) Includes 150,000 shares held by Mr. Berg; 55,558 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of June 5, 1998; 1,222,825 shares held by Baccarat Electronics, Inc., of which Mr. Berg is President and principal stockholder; 2,499,997 shares held by Baccarat Development Partnership for which Mr. Berg serves as the President of the corporate general partner; 105,000 shares held by Berg & Berg Enterprises, Inc. and 70,000 shares held by Berg & Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer Carl E. Berg, Trustee. Does not include 80,000 shares held in trust for Mr. Berg's children. Mr. Berg is not a trustee of the trust and he disclaims beneficial ownership of such shares.

 (3) Includes 1,803,144 shares held by Mr. Dawson and 9,876 shares issuable upon exercise of options within 60 days of June 5, 1998.

 (4) All shares are issuable upon exercise of options that are exercisable within 60 days of June 5, 1998.

 (5) Includes 15,000 shares held by Mr. Archibald and 85,316 shares issuable upon exercise of options within 60 days of June 5, 1998.

 (6) Includes 1,270,321 issuable upon exercise of options within 60 days of June 5, 1998.

ITEM 13
CERTAIN TRANSACTIONS


See "Compensation Committee Interlocks and Insider Participation" for a description of certain transactions between the Company and Mr. Berg.

See "Market for Registrant's Common Equity and related Stockholder Matters" for a description of certain transactions between the Company and Mr. Dawson.

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

On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs have appealed and the case is pending before the United States Court of Appeals for the Ninth Circuit.

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


ITEM 14
EXHIBITS, FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS -- See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

          (2) REPORT OF INDEPENDENT ACCOUNTANTS -- See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

          (3) EXHIBITS -- See Exhibit Index on pages 29 and 30 of this Form 10-K Annual Report.

     (b)       The Registrant filed a report on Form 8-K on December 10, 1997.

     (c)       See Exhibit Index on pages 29 and 30 of this Form 10-K Annual
               Report.

______________________________________________________________________________

EXHIBIT INDEX

EXHIBIT NO.

3.1(1)         Second Amended and Restated Certificate of Incorporation of the
               Registrant.
3.2(1)         Amended and Restated Bylaws of the Registrant.
10.1(1)        Form of Indemnification Agreement entered into between the
               Registrant and its Directors and Officers.
10.2(1)(+)     1990 Employee Stock Option Plan and related form of Incentive
               Stock Option Grant and Supplemental Stock Option Grant.
10.3(1)        Lease Agreement between the Company and Berg & Berg Developers for the Premises at 6781 Via Del Oro, San Jose, California 95119.
10.4(1)        Stock Purchase Agreement between Mead and the Company, effective
               July 27, 1990.
10.5(1)        Stock Assignment and License Agreement between Mead and the
               Company, dated July 26, 1990.
10.6(1)        Amendment No. 1 to Assignment and License Agreement, dated
               December 6, 1991.
10.7(1)        Contribution Agreement between Mead and Devres MS Co., dated July
               26, 1990.
10.8(1)        Agreement between the Company, Innocell and Delco Remy Division--
               General Motors, dated March 1, 1991.
10.9(1)(+)     Employment Agreement with Dr.  Dale R. Shackle, dated April 30,
               1991.
10.10(1)(+)    Relocation Loan Agreement with Dr.  Dale R. Shackle, dated
               August 2, 1991.
10.11(1)(+)    Employment Agreement with Mr. Calvin L. Reed, dated May 28, 1991.
10.12(1)       Loan Agreement between the Company and Baccarat Electronics Inc., dated July 17, 1990.
10.13(1)       Amendment No. 1 to Loan between the Company and Baccarat
               Electronics, dated March 15, 1991.
10.14(1)       Amendment No. 2 to Loan between the Company and Baccarat
               Electronics, dated March 24, 1992.
10.15(1)       Settlement Agreement and General Release by and among Jorgen S.
               Lundsgaard, H.  Hope, S. Hope, H&L, HII, Lithion, HTI, Devres and
               the Company, dated September 9, 1991.
10.16(1)       Settlement Agreement by and among the Company, Ultracell (Cayman
               Islands), Innovision A/S, ERL, Innocell and JL ApS, dated
               March 21, 1992.
10.17(1)       Options to purchase an aggregate of 375,000 shares of the Common
               Stock of the Company issued to Carl E. Berg by four individuals, dated March 21, 1992.
10.18(1)       Option to purchase shares of Innocell ApS issued to Ultracell
               (Cayman Islands) by Jorgen S. Lundsgaard, dated March 21, 1992.
10.19(1)       Letter Agreement by and between the Company and Jorgen S.
               Lundsgaard, dated March 21, 1992.
10.20(1)       Indemnification Agreement by and between the Company and Carl E.
               Berg, dated March 21, 1992.
10.21(1)       Promissory Note for $1,100,000 in favor of Carl E. Berg, dated
               March 24, 1992.
10.22(1)       Addendum to Promissory Note for $1,100,000, dated March 24, 1992.
10.23(2)(+)    Employee Loan Agreement between the Company and William Masuda, dated July 1, 1992.
10.24(2)       Amendment No. 3 to Loan Agreement and Promissory Note between the
               Company and Baccarat Electronics, Inc., dated August 17, 1992.
10.25(4)(*)    Agreement between Motorola, Inc., and the Company, effective
               November 30, 1992.
10.26(5)(*)    Agreement between Hewlett-Packard Company, Valence Technology
               Cayman Islands Inc. and the Company, dated as of January 18,
               1994.
10.27(5)(*)    Joint Venture Agreement between Goldtron Cayman Islands Inc. and
               Valence Technology Cayman Islands Inc., dated as of March 15,
               1994.
10.28(5)(*)    License and Support Agreement between Goldtron Cayman Islands
               Inc. and Valence Technology Cayman Islands Inc., dated as of
               March 15, 1994.
10.29(5)(*)    Battery Laminate Supply Agreement between Goldtron Cayman Islands
               Inc. and Valence Technology Cayman Islands Inc., dated as of
               March 16, 1994.
10.30(5)(*)    Joint Development and License Agreement between Eveready Battery
               Company, Inc., the Company and Valence Technology Cayman Islands
               Inc., dated as of May 20, 1994.
10.31(5)       Lease Agreement between the Company and Berg & Berg Developers for the Premises at 6781 Via Del Oro and 160 Great Oaks, San
               Jose, California 95119, dated as of May 1, 1993.

10.32(6)       Purchase Agreement between the Company and Whittaker Technical
               Products, Inc. for the Premises at 301 Conestoga Way, Henderson,
               Nevada  89015, dated as of September 21, 1994.
10.33(6) (*)   Joint Research and Development Agreement between the Company and
               AC Delco Systems Division of General Motors Corporation, dated as of September 15, 1994.
10.34(7) (*)   Technology Transfer Agreement between the Company and Bell
               Communications Research, Inc., dated as of June 29, 1995.
10.35(8) (*)   Joint Venture Agreement between the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd., dated as of July 10,
               1996.
10.36(8) (*)   License and Support Agreement between the Company, through its
               Dutch subsidiary, and Hanil Valence Co., Ltd.
10.37(8) (*)   Battery Laminate Supply Agreement between the Company, through its Dutch subsidiary, and Hanil Valence Co., Ltd.
10.38(8) (*)   Letter Agreement from the Company, through its Dutch subsidiary, to Hanil Telecom Co., Ltd.
10.39(9) (*)   Joint Venture Agreement between the Company and Alliant
               Techsystems.
10.40(9) (*)   License and Support Agreement between the Company and Alliant /
               Valence, L.L.C.
10.41(9) (*)   Battery Laminate Supply Agreement between the Company and Alliant
               / Valence, L.L.C.
10.42(10)      1990 Stock Option Plan as amended on October 3, 1997.
10.43(10)      1996 Non-Employee Directors' Stock Option Plan as amended on
               October 3, 1997.
10.44(11)(+)   Early Exercise Stock Purchase Agreement dated March 5, 1998 between Valence Technology, Inc. and Lev M. Dawson regarding option to purchase 660,494 shares, including exhibits..
10.45(11)(+)   Promissory Note issued by Lev M. Dawson to Valence Technology,
               Inc. in the amount of $3,343,750.88 (included as Exhibit D to
               Exhibit 10.45).
10.46(11)(+)   Early Exercise Stock Purchase Agreement dated March 5, 1998 between Valence Technology, Inc.and Lev M. Dawson regarding option to purchase 300,000 shares, including exhibits.
10.47(11)(+)   Promissory Note issued by Lev M. Dawson to Valence Technology,
               Inc. in the amount of $1,518,750 (included as Exhibit D to
               Exhibit 10.47).
10.48(11)(+)   Stock Pledge Agreement dated March 5, 1998 by Lev M. Dawson
               (included as Exhibit E to Exhibit 10.45 and Exhibit 10.47).
10.49          Hanil Valence Co., Ltd. Report on Audit of Financial Statements
               for the Year Ended March 31, 1998.
21.1           List of subsidiaries of the Company.
23.1           Consent of Independent Accountants.
27.1           Financial Data Schedule
______________________________________________________________________________
(1) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-46765), AS AMENDED.

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

(3) INCORPORATED BY REFERENCE TO EXHIBIT 22.1 IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-52888), AS AMENDED.

(4) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 28, 1993.

(5) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 27, 1994.

(6) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 26, 1995.

(7) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED JUNE 25, 1995.

(8) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED JUNE 30, 1996.

(9) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED SEPTEMBER 29, 1996.

(10) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-43203) FILED ON DECEMBER 24, 1997.

(11) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE SCHEDULE 13D FILED BY LEV M. DAWSON ON MARCH 16, 1998.

(+)  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS.

(*) PORTIONS OF THE TEXT HAVE BEEN OMITTED. A SEPARATE FILING OF SUCH OMITTED TEXT HAS BEEN MADE WITH THE COMMISSION AS PART OF REGISTRANT'S APPLICATION FOR CONFIDENTIAL TREATMENT.

______________________________________________________________________________

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    VALENCE TECHNOLOGY, INC.


June 29, 1998       By:  /s/Lev M. Dawson
                    ---------------------
                    Lev M. Dawson
                    Chairman of the Board, Chief Executive Officer and President
                    (Principal Executive Officer)


June 29, 1998       By:  /s/David P. Archibald
                    --------------------------
                    David P. Archibald
                    Vice President and Chief Financial Officer
                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                   TITLE                              DATE

  /s/Lev M. Dawson            Chairman of the Board, Chief       June 29, 1998
  -----------------           Executive Officer and President
  Lev M. Dawson


  /s/Carl E. Berg             Director                           June 29, 1998
  -----------------
  Carl E. Berg


  /s/Alan F. Shugart          Director                           June 29, 1998
  -----------------
  Alan F. Shugart

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGES
VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

  CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Accountants . . . . . . . . . . . . . . . . . . F-2
   Consolidated Balance Sheets as of March 29, 1998 and March 30, 1997 . F-3 Consolidated Financial Statements for the period from
      March 3, 1989 (date of inception) to March 29, 1998 and
      for the years ending March 29, 1998, March 30, 1997 and
      March 31, 1996:
         Consolidated Statements of Operations . . . . . . . . . . . . . F-4
         Consolidated Statements of Stockholders' Equity (Deficit) . . . F-5
         Consolidated Statements of Cash Flows . . . . . . . . . . . . . F-6
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . F-7

HANIL VALENCE CO., LTD. (Included in Exhibit 10.49)

  FINANCIAL STATEMENTS:
   Report of Independent Accountants . . . . . . . . . . . . . . . . . .   2
   Balance Sheets as of March 31, 1998 and March 31, 1997 (unaudited). .   3
   Financial Statements for the year ended March 31, 1998 and the period from July 19, 1996 (date of inception) to March 31, 1997 (unaudited) and for the cumulative period from July 19, 1996
      (date of inception) to March 31, 1998:
         Statement of Operations and Accumulated Deficit . . . . . . . .    5
         Statement of Cash Flows . . . . . . . . . . . . . . . . . . . .    7
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .   11

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valence Technology, Inc. and subsidiaries (companies in the development stage) as of March 29, 1998 and March 30, 1997, and the consolidated results of their operations and their cash flows for the period from March 3, 1989 (date of inception) to March 29, 1998 and for each of the years ending March 29, 1998, March 30, 1997 and March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                      COOPERS & LYBRAND L.L.P.


San Jose, California
May 8, 1998

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

                            CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

                                                        March 29,    March 30,
                                                          1998         1997
                                                        ---------    ---------
                     ASSETS
 Current assets:
     Cash and cash equivalents                          $   8,400    $  27,832
     Short-term investments                                              9,556
     Accounts receivable                                    1,429          431
     Prepaids and other current assets                        880          246
                                                        ---------    ---------
          Total current assets                             10,709       38,065

 Property, plant and equipment, net                        31,712       17,191
 Investment in joint venture                                  285
 Other assets                                                 188          270
                                                        ---------    ---------
               Total assets                             $  42,894    $  55,526
                                                        ---------    ---------
                                                        ---------    ---------
                     LIABILITIES
 Current liabilities:
     Current portion of long-term debt                  $     399    $   1,433
     Accounts payable                                       2,353        1,949
     Accrued expenses                                       7,213        5,404
     Accrued royalties and license fees                     1,000        1,913
     Advances                                                 700
     Accrued compensation                                     817        1,261
                                                        ---------    ---------
          Total current liabilities                        12,482       11,960

 Deferred revenue                                           2,500
 Long-term debt, less current portion                       4,950        5,217
                                                        ---------    ---------
               Total liabilities                           19,932       17,177
                                                        ---------    ---------
 Commitments and Contingencies (Notes 7 and 11.)

                     STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value:
     Authorized:   10,000 shares;
     Issued and outstanding:  none

 Common stock, $0.001 par value:
     Authorized:  50,000 shares;
     Issued and outstanding:  25,067 and 21,745 shares at
     March 29, 1998 and March 30, 1997, respectively      153,583      140,580
 Notes receivable from shareholder                         (4,862)
 Deficit accumulated during the development stage        (128,012)    (103,526)
 Cumulative translation adjustment                          2,253        1,295
                                                        ---------    ---------
          Total stockholders' equity                       22,962       38,349
                                                        ---------    ---------
             Total liabilities and stockholders' equity $  42,894    $  55,526
                                                        ---------    ---------
                                                        ---------    ---------

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

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____




                                                       Period from
                                                      March 3, 1989
                                                       (date of                        Years ended,
                                                       inception) to   -----------------------------------------
                                                         March 29,     March 29,        March 30,      March 31,
                                                           1998          1998             1997           1996
                                                      -------------    ---------        ---------      ---------
Revenue:

     Research and development contracts                $   21,605    $       -        $       -      $       -
                                                       ----------    ---------        ---------      ---------
Costs and expenses:

     Research and product development                      84,481       15,432           10,825          8,047

     Marketing                                              3,532          855              205            486

     General and administrative                            39,429        7,066            6,168          5,614

     Write-off of in-process technology                     8,212                                        6,064

     Investment in Danish subsidiary                        3,489

     Special charges                                       18,872
                                                       ----------    ---------        ---------      ---------
          Total costs and expenses                        158,015       23,353           17,198         20,211
                                                       ----------    ---------        ---------      ---------
               Operating loss                            (136,410)     (23,353)         (17,198)       (20,211)

Interest income                                            14,901        1,174            2,558          3,549

Interest expense                                           (4,290)        (528)            (814)          (931)

Equity in losses of Joint Venture                          (2,213)      (1,779)            (434)
                                                       ----------    ---------        ---------      ---------

                    Net loss                           $ (128,012)   $ (24,486)       $ (15,888)     $ (17,593)
                                                       ----------    ---------        ---------      ---------
                                                       ----------    ---------        ---------      ---------
Net loss per share, basic and diluted                           -    $   (1.06)       $   (0.73)     $   (0.83)
                                                       ----------    ---------        ---------      ---------
                                                       ----------    ---------        ---------      ---------
Shares used in computing
    net loss per share, basic and diluted                       -       23,010           21,684         21,261
                                                       ----------    ---------        ---------      ---------
                                                       ----------    ---------        ---------      ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
   for the cumulative period from March 3, 1989 (date of inception) to March 29,
                                        1998
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

                                                                        Notes               Deficit
                                                                        Receiv-  Options   Accumulated Cumulative
                                                 Common Stock, $0.001   able       to      During the  Trans-
                                                 Par Value Per Share    from     Purchase   Develop-   lation
                                                 ------------------     Share-   Treasury   ment       Adjust-
                                                 Shares      Amount     holder   Stock      Stage      ment     Totals
                                                 -------    --------   -------   -------  ---------   ------   -------
Issuance of common stock to founders:
 March 1989 at $0.001 per share                    4,500    $      5                                              $  5
 May 1989 at $0.01 per share                       3,370          34                                                34
 Net loss                                                                                 $    (394)              (394)
                                                 -------    --------                      ---------            -------
Balances, March 31, 1990                           7,870          39                           (394)              (355)
     Issuance of common stock for cash in
          September 1990 at $0.01 per share          500           5                                                 5
     Net loss                                                                                (5,137)            (5,137)
                                                 -------    --------                      ---------            -------
Balances, March 31, 1991                           8,370          44                         (5,531)            (5,487)
     Exercise of warrants                            130         572                                               572
     Options purchased                                                           $(1,125)                       (1,125)
     Net loss                                                                                (3,769)            (3,769)
                                                 -------    --------             -------  ---------            -------
Balances, March 31, 1992                           8,500         616             $(1,125)    (9,300)            (9,809)
     Issuance of common stock in public
          offerings, net of offering costs:
          May and June 1992 at $8.00
               per share                           4,140      30,155                                            30,155
          November 1992 at $18.00 per share        3,380      57,031                                            57,031
     Exercise of Stock Options: July 1992
          through March 1993 at $0.01
          to $0,25 per share                         289          21                                                21
     Compensation related to exercised
          stock options                                           75                                                75
     Net loss                                                                                (8,463)            (8,463)
                                                 -------    --------             -------  ---------            -------
Balances, March 28, 1993                          16,309      87,898             $(1,125)   (17,763)            69,010
     Issuance of common stock in public
          offering in December 1993 at $14.00
          per share, net of offering costs         3,680      48,492                                            48,492
     Exercise of stock options during year
          at $0.01 to $13.00 per share               410         481                                               481
     Compensation related to exercised
          stock options                                          243                                               243
     Exercise of options to purchase
          treasury stock and retirement
          of shares                                 (375)     (1,125)              1,125                             -
     Net loss                                                                               (18,653)           (18,653)
     Translation adjustment                                                                           $   56        56
                                                 -------    --------             -------  ---------   ------   -------
Balances, March 27, 1994                          20,024     135,989                        (36,416)      56    99,629
     Exercise of stock options during year
          at $0.01 to $4.00 per share                 83          33                                                33
     Compensation related to exercised
          stock options                                           43                                                43
     Net loss                                                                               (33,629)           (33,629)
     Translation adjustment                                                                              708       708
                                                 -------    --------             -------  ---------   ------   -------
Balances, March 26, 1995                          20,107     136,065                        (70,045)     764    66,784
     Exercise of stock options during year
          at $0.25 to $4.00 per share                 58         179                                               179
     Common stock issued to purchase
          Bellcore technology                      1,500       4,063                                             4,063
     Net loss                                                                               (17,593)           (17,593)
     Translation adjustment                                                                             (423)     (423)
                                                 -------    --------             -------  ---------   ------   -------
Balances, March 31, 1996                          21,665     140,307                        (87,638)     341    53,010
     Exercise of stock options during year
          at $1.88 to $4.31 per share                 80         273                                               273
     Net loss                                                                               (15,888)           (15,888)
     Translation adjustment                                                                              954       954
                                                 -------    --------             -------  ---------   ------   -------
Balances, March 30, 1997                          21,745     140,580                       (103,526)   1,295    38,349
     Exercise of options and warrants
          at $0.01 to $7.13 per share              3,322      11,228   $(4,862)                                  6,366
     Stock compensation                                        1,775                                             1,775
     Net loss                                                                               (24,486)           (24,486)
     Translation adjustment                                                                              958       958
                                                 -------    --------   -------   -------  ---------   ------   -------
Balances, March 29, 1998                          25,067    $153,583   $(4,862)  $     0  $(128,012)  $2,253   $22,962
                                                 -------    --------   -------   -------  ---------   ------   -------
                                                 -------    --------   -------   -------  ---------   ------   -------

    The accompanying notes are an integral part of these consolidated financial statements.

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                       _____

                                                                     Period from
                                                                    March 3, 1989
                                                                     (date of                      Twelve Months Ended,
                                                                    inception) to       ---------------------------------------
                                                                    March 29, 1998       March 29,      March 30,      March 31,
                                                                                          1998           1997           1996
                                                                       ---------        ---------       --------      ---------
Cash flows from operating activities:
     Net loss                                                          $(128,012)       $ (24,486)     $ (15,888)     $ (17,593)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                                   21,619            1,774          3,536          5,198
          Write-off of equipment                                          14,792                              25
          Write-off of in-process technology                               6,211                                          4,064
          Compensation related to stock options                            3,196            1,775                           273
          Noncash charge related to acquisition of
          Danish subsidiary                                                2,245
          Equity in (Earnings) Losses of Joint Venture                     2,215            1,781            434
          Changes in assets and liabilities:
               Accounts receivable                                          (340)            (998)           114            544
               Prepaid expenses and other current assets                  (1,886)            (552)           505           (151)
               Accounts payable                                            2,252              404            698         (1,166)
               Accrued liabilities                                         1,445            1,152          1,039         (3,304)
               Deferred revenue                                            2,500            2,500
                                                                       ---------        ---------       --------      ---------
                    Net cash used in operating activities                (73,763)         (16,650)        (9,537)       (12,135)
                                                                       ---------        ---------       --------      ---------
Cash flows from investing activities:
     Purchase of long-term investments                                  (665,789)        (187,561)       (81,139)      (146,371)
     Maturities of long-term investments                                 661,545          197,117         99,621        171,958
     Capital expenditures                                                (55,547)         (16,295)        (3,379)        (2,306)
     Other                                                                  (222)
                                                                       ---------        ---------       --------      ---------
                    Net cash provided by (used in) investing             (60,013)          (6,739)        15,103         23,281
                       activities                                      ---------        ---------       --------      ---------
Cash flows from financing activities:
     Property and equipment grants                                         4,419                             125            356
     Borrowings of long-term debt                                         15,502
     Payments of long-term debt:
          Product development loan                                          (482)
          Shareholder and director                                        (6,173)
          Other long-term debt                                           (11,837)          (1,301)        (1,797)        (3,214)
     Proceeds from issuance of common stock,
     net of issuance costs                                               143,150            6,366            273            179
                                                                       ---------        ---------       --------      ---------
                    Net cash provided by (used in) financing             144,579            5,065         (1,399)        (2,679)
                       activities                                      ---------        ---------       --------      ---------
Effect of foreign exchange rates on cash and cash
     equivalents                                                          (2,403)          (1,108)          (904)          (500)
                                                                       ---------        ---------       --------      ---------
Increase (decrease) in cash and cash equivalents                           8,400          (19,432)         3,263          7,967
Cash and cash equivalents, beginning of period                                 0           27,832         24,569         16,602
                                                                       ---------        ---------       --------      ---------
Cash and cash equivalents, end of period                               $   8,400        $   8,400      $  27,832      $  24,569
                                                                       ---------        ---------       --------      ---------
                                                                       ---------        ---------       --------      ---------
SUPPLEMENTAL DISCLOSURES:
     Acquisition of property, plant and equipment
     through grants and long-term debt                                 $   7,957
     Acquisition of property and equipment through capitalized leases      1,459
     Exercise of warrants in cancellation of indebtedness                    572
     Exercise of options to purchase treasury stock and retirement of
          treasury stock                                                   1,125
     Interest paid                                                         3,668                       $     814      $     924
     Return of equipment for extinguishment of debt                          301                                            301
     Exchange of common stock for in-process technology                    4,063                                          4,063
     Disposal of equipment fully reserved for in prior year                3,318                           1,679          1,639
     Exercise of options with note receivable                              4,862        $   4,862
     Investment in joint venture                                           2,500            2,500


    The accompanying notes are an integral part of these consolidated financial statements.

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


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

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. Management has implemented certain capital equipment reductions and is actively pursuing capital grant advances from the Northern Ireland Industrial Development Board (Note 6). However, the Company's fiscal 1999 operations plan places significant reliance on obtaining outside financing. There can be no assurance that any new debt or equity issuances could be successfully consummated. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be substantial.

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

     INVESTMENTS:

     Because of the Company's intent and ability to hold certain investments to maturity or until called by the issuer, such securities have been classified as "held to maturity" securities and reported at amortized cost. Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method. Held to maturity securities with maturities less than one year from the balance sheet date are classified as short-term and those with maturities greater than one year from the balance sheet date are classified as long-term.

                                     Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


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

     LONG-LIVED ASSETS:

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company recorded impairment losses of nil, nil, and $16,489 for the years ended March 29, 1998, March 30, 1997, and March 31, 1996.

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

                                     Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


     NET LOSS PER SHARE:

     Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) and accordingly all prior periods have been restated. SFAS 128 specifies the computation, presentation, and disclosure requirements for net income
     (loss) per share.

     Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:


                                                  Years Ended,
                             --------------------------------------------------------
                                March 29, 1998    March 30, 1997     March 31, 1996
                                --------------    --------------     --------------
     Loss per share:
     Net loss                       $(24,486)       $(15,888)         $(17,593)
     Weighted average
     shares outstanding               23,010          21,684            21,261
                                    --------        --------          --------
     Earnings per share,
      \basic and diluted            $  (1.06)       $  (0.73)         $  (0.83)

     Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive was 4,983, 4,038, and 4,225 in fiscal years ended March 29, 1998, March 30, 1997, and March 31, 1996, respectively.

     RECLASSIFICATIONS:

     Certain amounts in the prior years' financial statements have been reclassified to conform with fiscal 1998 presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity, loss from operations, or net loss.



                                     Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


     RECENT PRONOUNCEMENTS:

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.130, "REPORTING COMPREHENSIVE INCOME"

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of its implementation on the consolidated financial statements of the Company has not yet been determined.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. The Company has not determined the impact, if any, on the reporting of segment information.


                                     Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


3.   INVESTMENTS:

The Company had no investments at March 29, 1998.

The carrying and market values of investments at March 30, 1997 were as follows:


                                                                  March 30, 1997
                                                             ---------------------------
                                                 Carrying      Unrealized    Unrealized          Fair
Held-to-Maturity                                  Value          Gains        Losses            Value
                                                ----------    ------------  ------------   ------------
       U.S. Government and Agency Obligations    $  2,510                      $  (10)        $  2,500
       Bank Paper                                   2,000                                        2,000
       Collateralized Mortgage Obligations          3,046           $  1          (23)           3,024
       Other                                        2,000                                        2,000
                                                ---------      ---------       ------         --------
            Total Held-to Maturity Investments   $  9,556           $  1       $  (33)        $  9,524
                                                ---------      ---------       ------         --------
                                                ---------      ---------       ------         --------

                                     Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


4.   PROPERTY, PLANT AND EQUIPMENT:


                                                           March 29,    March 30,
                                                              1998         1997
                                                          -----------  -----------
Building and land                                           $  9,190     $  8,447
Leasehold improvements                                         1,377        1,297
Machinery and equipment                                        8,711        7,755
Office and computer equipment                                    994          820
Construction in progress                                      30,395       16,050
                                                           ---------     --------
     Total cost                                               50,667       34,369
Less capital grants                                           (3,965)      (3,962)
                                                           ---------     --------
     Total cost, net of capital grants                        46,702       30,407
Less accumulated depreciation and amortization               (14,990)     (13,216)
                                                           ---------     --------
        Total cost, net of capital grants, depreciation
         and amortization                                  $  31,712    $  17,191
                                                           ---------    ---------
                                                           ---------    ---------

During fiscal 1995, the Company wrote down the carrying value of property, plant and equipment to its net realizable value. This amount of $16,489 is included as a special charge in the consolidated statements of operations.


5.   LONG-TERM DEBT:

                                                         March 29,    March 30,
                                                           1998         1997
                                                         ----------  -----------
Equipment term loans                                     $     50     $  1,091
Facility loans                                              5,299        5,559
                                                         --------     --------
                                                            5,349        6,650
Less amounts due within one year                             (399)      (1,433)
                                                         --------     --------
Long-term debt due after one year                        $  4,950     $  5,217
                                                         --------     --------
                                                         --------     --------


     EQUIPMENT TERM LOANS:

     The Company has one equipment term loan outstanding with an institutional lender in the amount of $50. The term loan bears interest at a fixed rate of 9.50% and is collateralized by certain of the Company's equipment. Principal and accrued interest are payable in monthly installments which expire in February 2001. Under the loan, the Company is required to maintain certain financial ratios and meet other covenants, including restrictions on additional indebtedness and payments of dividends.

     FACILITY LOANS:

     During fiscal 1995, a bank provided the Company a $2,500 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan of $1,772 at March 29, 1998, bears interest at 10.4% and is collateralized by the related building. The Company makes monthly principal and interest payments of $14 monthly through November 2001, and a final principal payment of $1,346 is due December 2001.

     The Company also has a 15 year facility loan for the Northern Ireland building payable in equal monthly principal payments of $25 plus accrued interest. The facility term loan bears interest at an annually adjustable published interest rate index (7.875% at March 29, 1998) on the outstanding principal of $3,527 at March 29, 1998. The loan is collateralized by the related building.

     In July 1997, the Company entered into an amended loan agreement with a shareholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. As of March 29 1998, the Company had no outstanding balance under the Loan Agreement. The loan bears interest at one percent over lender's principal line of credit (8.50% at March 29, 1998) and is available through August 30, 2002.

                                     Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

     WORKING CAPITAL FACILITIES:

     The Company has a $2,000 working capital line of credit agreement with a bank which expires June 1998. The line of credit is collateralized by the Company's assets. Under the working capital line of credit agreement: (i) any borrowings from the Company's stockholder and director will be subordinated to any borrowings from the bank; (ii) the Company will be required to maintain certain specified financial ratios and meet other performance criteria, and (iii) the Company will be restricted from paying cash dividends. The line of credit has a variable interest rate which was 8.5% at March 29, 1998. During fiscal 1998, the Company did not have any borrowings outstanding under this agreement.

     Principal payments on long-term debt at March 29, 1998 are due as follows:

                                                       Facility and
                    Fiscal Year                         Term Loans
                    ------------                      -------------
                    1999                                 $    399
                    2000                                      415
                    2001                                      357
                    2002                                    1,615
                    2003                                      291
                    Thereafter                              2,272
                                                        ---------
                                                         $  5,349
                                                        ---------
                                                        ---------

6.   GRANT AGREEMENT AND OFFERS:

During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers provide for an aggregate of up to L27,555 ($46,361 as of March 29, 1998), to be available over a five-year period through October 31, 2001. As of March 29, 1998, the Company had received grants aggregating L4,035 ($6,789) reducing remaining grants available to L23,520 ($39,572). The IDB offers also provided a fully amortized 15-year mortgage to finance the purchase of a manufacturing plant, which the Company has utilized (see Note 5).

As a condition to receiving funding from the IDB, the subsidiary must obtain a minimum of L12,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to L4,035 until the Company has recognized $4,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland.

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

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

There can be no assurance that the Company will be able to meet the requirements necessary for it to receive and retain grants under the IDB agreement and offers.


7.   COMMITMENTS AND CONTINGENCIES:

     LEASES:

     The Company leased certain facilities under a noncancelable operating lease which had an expiration date of April 1998. The facilities were leased from a partnership whose general partner is a stockholder and director of the Company. Under the terms of the lease, the Company was responsible for utilities, taxes, insurance and maintenance. During fiscal years 1995 and 1996, the Company vacated the facilities. At March 29, 1998, the facilities were fully sub-leased by the lessor and the Company was released from any further obligation.

     Total rent expense for the period from March 3, 1989 (date of inception) to March 29, 1998 and for the years ended March 29, 1998, March 30, 1997 and March 31, 1996 was $1,456, $66, $44 and $52 respectively.

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

     On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs have appealed and the case is pending before the United States Court of Appeals for the Ninth Circuit.

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

                                   Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

8.   Stockholders' Equity:

     STOCK OPTIONS AND WARRANTS:

     The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair value (incentive options) or 85% of fair market value (supplemental options) on the date of grant as determined by the Board of Directors. The options are exercisable as determined by the Board of Directors and are generally exercisable over a five-year period, with 20% becoming exercisable after the first year, an additional 20% becoming exercisable after the second year, and an additional 5% becoming exercisable every three months thereafter. During 1995, the Company issued options exercisable over a five-year period with 5% of the options becoming exercisable every three months through the option vesting period. During 1996, the Company issued options exercisable over a two-year period with 12.5% of the options becoming exercisable every three months through the option vesting period. During 1996, the Company issued options exercisable over a two-year period with 12.5% of the options becoming exercisable every three months through the option vesting period, and options exercisable over a three-year period with 8.3% of the options becoming exercisable every three months through the option vesting period. The options expire no later than ten years from the date of grant.
     Unvested options are canceled and returned to the Plan upon an employee's termination. Vested options, not exercised within 90 days of termination, are also canceled and returned to the Plan. At March 29, 1998, the Company had no shares available for grant under the 1990 Plan.

     In fiscal 1993, the Board of Directors authorized the issuance of 210 stock warrants, which have the same terms as stock options granted under the 1990 Stock Option Plan, to employees of the Company's Danish subsidiary.

     In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (1997 Plan). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair value (incentive options) on the date of grant as determined by the Board of Directors. The options are exercisable as determined by the Board of Directors and are generally exercisable quarterly over a three-year period. The options expire no later than ten years from the date of grant. Unvested options are cancelLed and returned to the Plan upon an employee's termination. Vested options, not exercised within 90 days of termination, also are cancelLed and returned to the Plan. At March 29, 1998, the Company had 2,731 shares available for grant under the 1997 Plan.

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

     On January 1, 1998, the Company granted options to Mr. Dawson, the company's new Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 40 shares which was granted pursuant to the Company's 1990 Stock Option Plan (the "1990 Plan"). Also, an option to purchase 660 shares was granted pursuant to the Company's
     1990 Plan and an option to purchase 300 shares was granted outside of any equity plan of the Company, neither of which are incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes secured by the shares acquired upon exercise plus 843 shares previously held by Mr. Dawson. Purchased shares for which the underlying options have not vested

                                   Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

     are subject to repurchase by the Company. As of March 29, 1998, none of the shares in the underlying options have vested.

     During fiscal year 1998, the Company accelerated the vesting and extended the term of certain options resulting in a new measurement date. The difference between the exercise price and fair market value of the Company's common stock at the date of issue of the stock options, totaling $1,775, has been recorded as compensation expense in fiscal year 1998.

     The fair value of each option grant is estimated at the date of grant using the Black-Sholes pricing model with the following weighted average assumptions for grants in 1998 and 1997:


                                        1998           1997
                                    ------------  -------------
     Risk-free Interest Rate            5.65%          6.51%
     Expected Life                   2.17 years     4.76 years
     Volatility                         71.80          78.00
     Dividend Yield                         -              -

     Aggregate option activity is as follows:


                                                      Outstanding Options
                                               ----------------------------------
                                                   Number of     Weighted Avg.
                                                     Shares      Exercise Price
                                               --------------   -----------------
Balances, March 28, 1993                               2,699             $2.54
        Granted                                          536            $13.63
        Exercised                                       (410)            $1.17
        Canceled                                        (398)           $12.03
                                                 -----------
Balances, March 27, 1994                               2,427             $3.67
        Granted                                        1,758             $3.86
        Exercised                                        (83)            $0.40
        Canceled                                      (1,400)            $8.02
                                                 -----------
Balances, March 26, 1995                               2,702             $1.64
        Granted                                          498             $4.71
        Exercised                                        (58)            $3.09
        Canceled                                        (140)            $2.85
                                                 -----------
Balances, March 31, 1996                               3,002             $2.06
        Granted                                        1,126             $5.21
        Exercised                                        (80)            $3.41
        Canceled                                         (20)            $6.59
                                                 -----------
Balances, March 30, 1997                               4,028             $3.14
        Granted                                        1,649             $4.50
        Exercised                                     (2,100)            $2.70
        Canceled                                        (404)            $5.68
                                                 -----------
Balances, March 29, 1998                               3,173             $4.07
                                                 -----------
                                                 -----------


     At March 29, 1998 and March 30, 1997, vested options to purchase 2,273 and 1,950 shares, respectively, were unexercised. The weighted average fair value per share of those options granted in 1998, 1997, and 1996 was $2.23, $3.73, and $2.67, respectively.

                                   Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


     The following table summarizes information about fixed stock options outstanding at March 29, 1998:


                         Options Outstanding                              Options Exercisable
                                  Weighted Average      Weighted                       Weighted
     Range of                         Remaining          Average                        Average
     Exercise          Number      Contractual Life     Exercise        Number         Exercise
     Prices          Outstanding        (years)         Price        Exercisable        Price
     -------------  ------------  -----------------   -----------  --------------   -------------
     $0.01 - $1.88         492                3.31         $0.37           490            $0.36
     $2.50 - $3.81         771                6.46         $3.39           638            $3.44
     $4.00 - $4.94         942                8.68         $4.59           545            $4.48
     $5.00 - $8.88         968                8.95         $6.00           600            $5.73
                         -----                                           -----
                         3,173                                           2,273

     At March 29, 1998, the Company has reserved 4,351 shares of common stock for the exercise of stock options and warrants.

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 1998 and 1997 consistent with the provisions of SFAS 123, the pro forma net income would have been reported as follows:

                                                           1998          1997
                                                     -------------  -------------
                    Net loss - as reported            $  (24,486)   $  (15,888)
                    Net loss - pro forma                 (27,422)      (16,787)
                    Net loss per share - as reported       (1.06)        (0.73)
                    Net loss per share - pro forma         (1.19)        (0.78)

     In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On the anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the 1996 Non-Employee Director's Stock Option Plan will start receiving annual grants on anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. As of March 29, 1998, a total of 269 options have been granted to two directors under this plan.

     OTHER WARRANTS:

     In connection with certain borrowings from a stockholder and director, the Company issued a total of 1,353 warrants for the purchase of common stock with exercise prices of between $4.00 and $6.40 per share, subject to certain adjustments. In fiscal 1992, a total of 130 warrants were exercised at an exercise price of $4.40 per share payable through the cancellation of $520 of indebtedness including accrued interest. The warrants expire on the earlier of the effective date of a reorganization of the Company, as defined, or July 31, 1997. The warrants were deemed to have a nominal value at their date of issuance. In fiscal 1998, the remaining 1,223 warrants were exercised at $4.00 per share.

                                   Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


9.   INCOME TAXES:

There was no provision for income taxes for fiscal years 1998, 1997 or 1996. The provision for income taxes differs from the amount computed by applying the federal statutory rate to the loss before income taxes as follows:


                                                       Year ended:
                                       -----------------------------------------
                                         March 28,      March 30,     March 31,
                                           1998           1997          1996
                                       -------------  -------------  -----------
Federal tax at statutory rate              34%            34%            34%
Change in valuation allowance             (34)           (34)           (34)
                                       -------------  -------------   ----------
    Tax provision                          - %           - %             - %
                                       -------------  -------------   ----------
                                       -------------  -------------   ----------

The components of the net deferred tax asset as of March 29, 1998 and March 30, 1997 were as follows:

                                                        March 29,     March 30,
                                                          1998          1997
                                                      ------------   -----------
Current assets:
   Accrued liabilities                                  $    419      $    696
   Valuation allowance                                      (419)         (696)
                                                       ---------      --------
                                                        $      -      $      -
                                                       ---------      --------
                                                       ---------      --------
Noncurrent assets:
   Depreciation and amortization                        $  3,112      $  3,250
   Research and development credit carryforwards             719           719
   Net operating loss carryforwards                       18,970        18,530
   Valuation allowance                                   (22,801)      (22,449)
                                                       ---------      --------
                                                        $      -      $      -
                                                       ---------      --------
                                                       ---------      --------

At March 29, 1998, the Company had federal operating loss carryforwards available to reduce future taxable income of approximately $55,793.

The Company has additional tax net operating loss carryforwards of approximately $17,947 arising from the exercise of employee stock options, which can be utilized to reduce future taxable income. The tax benefit when realized will be reflected in stockholders' equity.

The carryforwards expire between 2008 to 2013, if not used before such time to offset future taxable income.

For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.

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

In September 1994, the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50 per month over the five year term of the new agreement for access to the

                                   Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____


Company's research and development (of which $600, $650, and $600 was recognized during fiscal 1998, 1997, and 1996, respectively, as an offset to research and product development expenses), as well as Delphi contributing to a majority of the facility's operating costs over the term of the new five year agreement.

In May 1998, the Company and Delphi announced the successful completion of their collaboration on lithium polymer battery development. Delphi will retain a license to use Company-developed lithium polymer technology for vehicular and stationary load leveling / peak shaving applications. The Company will retain a license to use Delphi-developed lithium polymer technology in all other applications. After September, 1998, the Company anticipates that it will receive no further payments as a result of the Delphi agreement.

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

                                   Continued

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

13.  EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) plan (the Plan) as allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for the tax deferral of compensation by all eligible employees. All United States employees meeting certain minimum age and service requirements are eligible to participate under the Plan.

Under the Plan, participants may voluntarily defer up to 25% of their paid compensation, subject to specified annual limitations. The Plan does not provide for, and the Company has not made, contributions under the Plan.

14.  JOINT VENTURE AGREEMENTS:

In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom will market the joint venture's initial products for a period of several years, depending on the market. The Company accounts for the joint venture using the equity method. At March 29, 1998, the joint venture had net equity and a loss from operations of approximately $3,987 and $4,430, respectively. The proportionate share of the joint venture's losses were recorded in this fiscal year's results as non-operating losses. The joint venture's audited financials as of March 31, 1998 are attached as Exhibit 10.49.

Following is a summary of the operating results and financial position of the joint venture:

                                               Years ended March 31,
                                        --------------------------------------
                                                1998                  1997
                                        ---------------         --------------
                                                                  (unaudited)
Operations:
     Net sales                                 $      -                 $    -
     Net loss                                  $  4,430                 $  858

Financial position:
     Current assets                            $  3,802                 $3,697
     Noncurrent assets                           15,303                  4,993
                                              ---------            -----------
                                               $ 19,105                 $8,690
                                              ---------            -----------
                                              ---------            -----------
     Current liabilities                       $  3,002                  $ 261
     Noncurrent liabilities                      12,117                  4,730
     Shareholders' equity                         3,986                  3,699
                                              ---------            -----------
                                                $19,105                 $8,690
                                              ---------            -----------
                                              ---------            -----------

The Company and Alliant Techsystems Inc. ("Alliant") signed an agreement in October 1996, to establish a joint venture company. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. The Company will account for the joint venture using the equity method. At March 29, 1998, the Company's investment in the joint venture was nil, which is equal to the cost basis of the technology contributed by the Company. The net assets and operations of the joint venture were not material.

                                   Continued
                                     F-20