Form 10-Q
period 1998-06-28
VALENCE TECHNOLOGY INC
filed 1998-08-11
CIK 885551

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1998.

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




                  301 Conestoga Way, Henderson, Nevada 89015
   -------------------------------------------------------------------------
          (Address of principal executive offices including zip code)



                                 (702) 558-1000
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



   -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1) Yes   X    No                  (2) Yes   X    No
             -----     -----                    -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock $0.001 par value                       25,520,447 shares
-------------------------------             ------------------------------------
            (Class)                            (Outstanding at August 3, 1998)

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

                                     FORM 10-Q

                        FOR THE QUARTER ENDED JUNE 28, 1998




                                       INDEX


                                                                           PAGES
                                                                           -----
PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
         June 28, 1998 and March 29, 1998. . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the period from March 3, 1989
         (date of inception) to June 28, 1998 and for each of the
         three months ended June 28, 1998 and June 29, 1997. . . . . . . . . 4


         Condensed Consolidated Statements of Cash Flows
         for the period from March 3, 1989 (date of inception)
         to June 28, 1998 and for each of the three months
         ended June 28, 1998 and June 29, 1997 . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . 6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 9



PART II. OTHER INFORMATION

 Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .12

 Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .13


SIGNATURES

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                       _____


                                                                   June 28,      March 29,
                                                                    1998           1998
                                                                ------------   ------------
                          ASSETS
Current assets:
    Cash and cash equivalents                                     $   2,682      $   8,400
    Accounts receivable                                               1,126          1,429
    Prepaids and other current assets                                    83            880
                                                                ------------   ------------

              Total current assets                                    3,891         10,709

Property, plant and equipment, net                                   33,563         31,712
Investment in joint venture                                               -            285
Other assets                                                              -            188
                                                                ------------   ------------

                 Total assets                                     $  37,454      $  42,894
                                                                ------------   ------------
                                                                ------------   ------------

                        LIABILITIES
Current liabilities:
    Current portion of long-term debt                             $     396      $     399
    Accounts payable                                                  2,562          2,353
    Accrued expenses                                                  4,809          5,207
    Accrued royalties and license fees                                1,250          1,000
    Advances                                                            700            700
    Accrued compensation                                                660            817
                                                                ------------   ------------

              Total current liabilities                              10,377         10,476

Deferred revenue                                                      2,500          2,500
IDB Grant                                                             2,006          2,006
Long-term debt, less current portion                                  4,810          4,950
                                                                ------------   ------------

                 Total liabilities                                   19,693         19,932
                                                                ------------   ------------

Contingencies (Note 3).

                     STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value:
    Authorized:   10,000 shares;
    Issued and outstanding:  none

Common stock, $0.001 par value:
    Authorized:  50,000 shares;
    Issued and outstanding:  25,493 and 25,068 shares at
     June 28, 1998 and March 29, 1998, respectively                 154,485        153,583
    Notes receivable from shareholder                                (4,862)        (4,862)
Deficit accumulated during the development stage                   (133,327)      (128,012)
Cumulative translation adjustment                                     1,465          2,253
                                                                ------------   ------------

              Total stockholders' equity                             17,761         22,962
                                                                ------------   ------------

                 Total liabilities and stockholders' equity       $  37,454      $  42,894
                                                                ------------   ------------
                                                                ------------   ------------


       The accompanying notes are an integral part of these consolidated financial statements.

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                       _____

                                  Period from
                                 March 3, 1989
                              (date of inception)     Three Months Ended
                                    through        -------------------------
                                    June 28,        June 28,       June 29,
                                      1998            1998           1997
                             -------------------  ----------     ----------
Revenue:
  Research and
    development
    contracts                      $   21,605       $      -       $      -
                                 -------------

Costs and expenses:
  Research and product
    development                        88,511          4,030          4,035
  Marketing                             3,561             29            121
  General and
    administrative                     40,367            938          1,336
  Write-off of
    in-process
    technology                          8,212              -              -
  Investment in
    Danish
    subsidiary                          3,489              -              -
  Special charges                      18,872              -              -
                                 -------------    -----------    -----------

  Total costs and
    expenses                          163,012          4,997          5,492
                                 -------------    -----------    -----------

      Operating loss                 (141,407)        (4,997)        (5,492)

Interest income                        14,988             87            453
Interest expense                       (4,408)          (118)          (151)
Equity in losses of
  joint venture                        (2,500)          (287)          (150)
                                 -------------    -----------    -----------

      Net loss                     $ (133,327)      $ (5,315)      $ (5,340)
                                 -------------    -----------    -----------
                                 -------------    -----------    -----------

Other comprehensive income
  (loss):
  Foreign currency translation
    adjustments                                         (788)           393
                                                  -----------    -----------
       Comprehensive loss                           $ (6,103)      $ (4,947)
                                                  -----------    -----------
Net loss per share, basic and
  diluted                                           $  (0.21)      $  (0.24)
                                                  -----------    -----------
                                                  -----------    -----------

Shares used in
  computing net loss per share,
  basic and diluted                                   25,348         21,805
                                                  -----------    -----------
                                                  -----------    -----------


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

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                       _____


                                                        Period from
                                                       March 3, 1989       Three Months      Three Months
                                                    (date of inception)       Ended             Ended
                                                          through            June 28,          June 29,
                                                       June 28, 1998           1998              1997
                                                   ---------------------  ---------------   --------------
Cash flows from operating activities:
  Net loss                                              $  (133,327)         $  (5,315)       $  (5,340)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            22,056                437              373
    Write-off of equipment                                   14,792                  -                -
    Write-off of in-process technology                        6,211                  -                -
    Compensation related to stock options                     3,196                  -              234
    Noncash charge related to acquisition
      of Danish subsidiary                                    2,245                  -                -
    Equity in (earnings) losses of joint venture              2,500                287              150
    Changes in assets and liabilities:
      Accounts receivable                                       (46)               294              (62)
      Interest receivable                                        58                 58               53
      Notes receivable                                            -                  -               39
      Prepaid expenses and other current assets                (961)               925              (78)
      Accounts payable                                        2,461                209             (254)
      Accrued liabilities                                     1,224               (223)          (1,937)
      Deferred revenue                                        2,500                  -                 -
                                                          ----------         ----------       -----------

        Net cash used in operating activities               (77,091)            (3,328)          (6,822)
                                                          ----------         ----------       -----------

Cash flows from investing activities:
  Purchase of long-term investments                        (665,789)                 -           (3,119)
  Maturities in long-term investments                       661,545                  -            4,950
  Capital expenditures                                      (58,647)            (3,100)          (3,739)
  Other                                                        (222)                 -                -
                                                          ----------         ----------       -----------

        Net cash used in investing activities               (63,113)            (3,100)          (1,908)
                                                          ----------         ----------       -----------

Cash flows from financing activities:
  Property and equipment grants                               4,419                  -                -
  Borrowings of long-term debt                               15,502                  -                -
  Payments of long-term debt:
    Product development loan                                   (482)                 -                -
    Shareholder and director                                 (6,173)                 -                -
    Other long-term debt                                    (11,980)              (143)            (435)
  Proceeds from issuance of common stock,
    net of costs                                            144,052                902                -
                                                          ----------         ----------       -----------

        Net cash provided by (used in)
        financing activities                                145,338                759             (435)
                                                          ----------         ----------       -----------
Effect of foreign exchange rates on cash and cash
  equivalents                                                (2,452)               (49)            (393)
Increase (decrease) in cash and cash equivalents              2,682             (5,718)          (9,558)
Cash and cash equivalents, beginning of period                    -              8,400           27,832
                                                          ----------         ----------       -----------

Cash and cash equivalents, end of period                   $  2,682           $  2,682        $  18,274
                                                          ----------         ----------       -----------
                                                          ----------         ----------       -----------



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

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                       _____

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of June 28, 1998 and March 29, 1998, its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to June 28, 1998 and for each of the three-month periods ended June 28, 1998 and June 29, 1997. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998. The year end condensed consolidated balance sheet data as of March 29, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The results of operations and cash flows for the three-month periods ended June 28, 1998 are not necessarily indicative of results of operations and cash flows for any future period.

2.   BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing. In July 1998, the Company completed private financing arrangements of up to $25 million, subject to completion of certain milestones (Note 5). There can be no assurance that the Company will meet the required milestones to draw down the full $25 million, or that the Company could successfully consummate any new debt or equity issuances. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be material.


3.   NET LOSS PER SHARE

Basic Earnings Per Share (EPS) is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                       _____

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                    Three Months Ended,
                             ---------------------------------
                             June 28, 1998       June 29, 1997
                             -------------       -------------
Loss per share:
Net loss                        $(5,315)            $(5,340)
Weighted average
  shares outstanding             25,348              21,805
                                -------             -------
Earnings per share,
  basic and diluted             $ (0.21)            $ (0.24)



Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 4,558 and 3,881 for the three months ended June 28, 1998 and June 29, 1997, respectively.

4.   CONTINGENCIES

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

5.   SUBSEQUENT EVENTS

In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A convertible preferred stock at $1,000 per share, raising gross proceeds of $7.5 million. The Series A convertible preferred stock accretes at an annual rate of 6% per year, and is convertible into common stock based upon defined conversion formulas. The Company has a commitment from an investor to purchase an additional 7,500 shares of Series A convertible preferred stock upon completion of certain milestones.

The Company also obtained a $10 million line of credit from a principal shareholder. Under the terms of the line of credit, the Company borrowed $2.5 million and could borrow up to an additional $7.5 million, or less if the Company secures a new line of credit, through July 1999. The line of credit bears interest at one percent over the lender's principal line of credit and is payable August 30, 2002.

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (COMPANIES IN THE DEVELOPMENT STAGE)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                       _____

In connection with the debt and equity financing, the Company issued warrants to purchase 535,261 shares of common stock. The warrants are exercisable at purchase prices of $4.9375 and $6.7838 for 87,500 and 447,761 warrants, respectively, and expire in July 2003.

6.   COMPREHENSIVE INCOME

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner resources.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve a number of risks and uncertainties including, but not limited to, availability of working capital, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of the risk factors set forth herein and in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998. The results for the three month period ending June 28, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 28, 1999.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation. The Company has incurred cumulative losses of $133,327,000 from its inception to June 28, 1998.

Except for the historical information contained herein, the following discussion
contains forward-looking statements that involve risks and uncertainties.   The
Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, availability of working capital, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in this section. Readers should also carefully review the factors set forth in other reports or documents filed from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any other current reports on Form 8-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997.

During the three months ended June 28, 1998, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three months of both fiscal 1999 and fiscal 1998.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $150,000 was recognized during the first three months of both fiscal 1998 and fiscal 1997, as an offset to research and product development expenses). In addition, Delphi is paying a majority of the facility's operating costs over the term of the new five year agreement and is anticipated to do so through August 1998. The Company is treating both of these payments as an offset to research and development expense.

In May 1998, the Company and Delphi announced the completion of their collaboration on lithium polymer battery development. Delphi will retain a license to use Company-developed lithium polymer technology for vehicular and stationary load leveling / peak shaving applications. The Company will retain a license to use Delphi-developed lithium polymer technology in all other applications. After September 1998, the Company anticipates that it will receive no further payments as a result of the Joint Research and Development agreement with Delphi. It is anticipated that Delphi will continue to pay $50,000 per month through August 1998.

Research and development expenses were $4,030,000 during the three months ended June 28, 1998 as compared to $4,035,000 during the same period of fiscal 1998. The comparable periods performance was primarily due to costs incurred to proceed with manufacturing product in calendar year 1999.

Marketing expenses were $29,000 for the first quarter of fiscal year 1999, as compared to $121,000 during the similar period of fiscal year 1998. The comparative decrease is the result of a decrease in headcount.

General and administrative expenses decreased to $938,000 during the first quarter of fiscal year 1999, down from $1,336,000 during the fiscal year 1998 comparable period. The decrease results from reduced legal fees associated with the shareholder class action lawsuit and lower headcount.

Interest income decreased to $87,000 during the first quarter of fiscal year 1999, as compared to $453,000 during the prior fiscal year's same period. The difference is a result of a decline in funds available for investment purposes.

Interest expense was $118,000 during the first quarter of fiscal year 1999, as compared to $151,000 during the prior fiscal year's comparable period. This decrease is a result of principal maturities of debt.

Joint venture expenses were $287,000 for the first quarter of fiscal year 1999 as compared to $150,000 for the first quarter of fiscal year 1998. Joint venture expenses represent 50% of the start up costs associated with the Hanil Valence operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $3,328,000 net cash for operating activities during fiscal year 1999's first three months compared to using $6,822,000 during the first three months of fiscal year 1998, a decrease between comparable periods of $3,494,000. This decrease primarily resulted from a payment to Bellcore of $2,000,000 in fiscal 1998; offset by an increase in accounts payable of $463,000 year to year and cash collections of $1,359,000.

During the three months ended June 28, 1998, the Company used $3,100,000 net cash from investing activities compared to $1,908,000 used during the first three months of fiscal year 1998, an increase of $1,192,000 between comparable periods. The increase primarily was a result of funds required for equipment purchases.

The Company provided $759,000 net cash from financing activities during fiscal year 1999's first three months compared to using $435,000 during the first three months of fiscal year 1998. This increase resulted from proceeds of stock option exercises and lower debt payments.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $5,718,000 during the fiscal year 1999's first three months, whereas it had a net decrease of $9,558,000 during the same period of fiscal year 1998.

The Company's $2,000,000 working capital line of credit was available through June 15, 1998. The working capital line collateralizes outstanding letters of credit, which reduce borrowings otherwise available under the line.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 2001. As of June 28, 1998, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 (US. $39,062,000 as of June 28, 1998).

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

The Company expects that its existing funds as of June 28, 1998, together with the interest earned thereon, will be sufficient to fund the Company's operations through August, 1998.

On July 27, 1998, the Company completed private financing arrangements of up to $25,000,000, under which it had drawn down $2,500,000 in debt and $7,500,000 of convertible preferred stock. Under the terms of the agreements, the Company sold 7,500 shares of a newly designated Series A Convertible Preferred Stock for gross proceeds of $7,500,000. Simultaneously, the Company arranged a guaranteed line of credit form Carl E. Berg, a director and prinicpal shareholder of the Company, in an amount up to $10,000,000, under which it has already drawn down $2,500,000. Upon the Company's achieving certain milestones, the Company may draw down the balance of the funds.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 27, 1998, the company completed the private sale of 7,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") to a single private institutional investor, for an aggregate purchase price of $7.5 million. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 under such Act.

The shares of Series A Preferred are convertible into shares of Common Stock (the "Conversion Shares"), at the option of the holder, on the earliest of (i) September 27, 1998; (ii) the effectiveness of a registration statement for the resale of the Conversion Shares; or (iii) certain defined events resulting in a material adverse change to the Company. The initial conversion price (the "Fixed Conversion Price") with respect to any conversion which occurs prior to July 27, 1999 (or, if the Company has not signed and announced a material contract or contracts for the sale of batteries on or before January 27, 1999, with respect to any conversion after January 27, 1999 will be $6.03. For conversions following July 27, 1999 (or January 27, 1999, if a material contract has not been signed prior to that date), the conversion price will be the lower of the Fixed Conversion Price or the Variable Conversion Price. The "Variable Conversion Price " means 101% of the average of the two lowest closing bid prices of the Common Stock for the number of trading days set forth in the schedules below:

If the Company has signed and announced a material contract for the sale of batteries on or before January 27, 1999:


     Conversion Date:                        Number of Days in Period:
     ----------------                        -------------------------
     Before August 27, 1999                            10
     August 27, 1999-September 27, 1999                11
     September 27, 1999-October 27, 1999               12
     October 27, 1999-November 27, 1999                13
     November 27, 1999-December 27, 1999               14
     After December 27, 1999                           15



If the Company has not signed and announced a material contract for the sale of batteries on or before January 27, 1999:


     Conversion Date:                        Number of Days in Period:
     ----------------                        -------------------------
     Before February 27, 1999                          10
     February 27, 1999-March 27, 1999                  11
     March 27, 1999-April 27, 1999                     12
     April 27, 1999-May 27, 1999                       13



     May 27, 1999-June 27, 1999                        14
     After June 27, 1999                               15


The number of shares of Common Stock, in the aggregate, which may be issued pursuant to the conversion of Series A Preferred is 5,071,913. The Company has agreed to seek stockholder authorization at its next annual meeting to issue shares above this limit, to the extent such additional shares are necessary due to the Variable Conversion Price.

The purchaser has agreed to purchase up to $7.5 million of additional shares of Series A Preferred, on the same terms and conditions, subject to the achievement of certain milestones by the Company.

The purchaser also received warrants to purchase up to 447,761 shares of Common Stock at an exercise price of $6.7838 per share.

In connection with the sale price of Series A Preferred, the Company paid Gemini Capital LLC, the placement agent, a fee of $375,000. The placement agent also received warrants to purchase up to 87,500 shares of Common Stock at an exercise price of $4.9375 per share. Both the purchaser and the placement agent will be entitled to receive additional warrants if additional shares of Series A Preferred are sold.

Concurrently with the sale of Series A Preferred, Baccarat Electronics. Inc. ("Baccarat"), an affiliate of Carl Berg, a director of the Company, loaned the Company $2.5 million. Baccarat has agreed to loan the Company up to an additional $7.5 million on specified terms. In connection with the loan, Baccarat received warrants to purchase up to 149,254 shares of Common Stock at an exercise price of $6.7838 per share, and will be entitled to additional warrants if further amounts are loaned to the Company.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          Exhibit 10.51 Termination Agreement between the Company, Valence Technology Cayman Islands, Inc., and the Delphi Energy and Engine Management Systems Group of the General Motors Corporation. *
          Exhibit 27.1   Financial Data Schedule

     b.   REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the quarter ended June 28, 1998. The Company filed a current report on Form 8-K on August 3, 1998 announcing the initial closing of the financing.

* Confidential treatment has been requested for portions of this document.

                                   EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT
--------------------------------------------------------------------------------
10.51          Termination Agreement between the Company, Valence Technology
               Cayman Islands, Inc., and the Delphi Energy and Engine Management
               Systems Group of the General Motors Corporation*
27.1           Financial Data Schedule






*Confidential treatment has been requested for portions of this document.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              VALENCE TECHNOLOGY, INC.
                              (Registrant)

Date: August 12, 1998         By:  /s/ David Archibald
                                  ----------------------------------------------
                                   David Archibald
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)