Form 10-Q
period 1998-09-27
VALENCE TECHNOLOGY INC
filed 1998-11-12
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998.

Or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------   ------------

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                       77-0214673
------------------------------------      -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                    301 Conestoga Way, Henderson, Nevada 89015
     ----------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                             (702) 558-1000
     ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1) Yes X  No                             (2) Yes X  No
               ---   ---                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $0.001 par value                    25,665,800 shares
 ----------------------------------      -----------------------------------
          (Class)                         (Outstanding at November 2, 1998)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1998




                                      INDEX

                                                                          PAGES
                                                                          -----
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of
          September 27, 1998 and March 29, 1998. . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the period from March 3, 1989
          (date of inception) to September 27, 1998 and for each
          of the three and six month periods ended September 27,
          1998 and September 28, 1997 . . . . . . . . . . . . . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows
          for the period from March 3, 1989 (date of inception)
          to September 27, 1998 and for each of the six month periods
          ended September 27, 1998 and September 28, 1997. . . . . . . . .   5

          Notes to Consolidated Financial Statements . . . . . . . . . . .   6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .  10


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  14

 Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . .  14

 Item 3.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  15


SIGNATURE

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share amounts)
                                   (unaudited)
                                   -----------


                                                     September 27,     March 29,
                                                        1998              1998
                                                     -------------  ------------
                       ASSETS
 Current assets:
      Cash and cash equivalents                      $    6,724      $    8,400
      Accounts receivable                                 1,078           1,429
      Prepaids and other current assets                      99             880
                                                     -------------  ------------
           Total current assets                           7,901          10,709

 Property, plant and equipment, net                      34,025          31,712
 Investment in joint venture                              -                 285
 Other assets                                             -                 188
                                                     -------------  ------------
           Total assets                              $   41,926     $   42,894
                                                     -------------  ------------
                                                     -------------  ------------

                     LIABILITIES
 Current liabilities:
      Current portion of long-term debt              $    2,584      $      399
      Accounts payable                                    2,004           2,353
      Accrued expenses                                    4,094           5,207
      Accrued royalties and license fees                    500           1,000
      Advances                                              700             700
      Accrued compensation                                  548             817
                                                     -------------  ------------
           Total current liabilities                     10,430          10,476

 Deferred revenue                                         2,500           2,500
 IDB grant                                                2,056           2,006
 Long-term debt, less current portion                     4,790           4,950
                                                     -------------  ------------
                Total liabilities                        19,776          19,932
                                                     -------------  ------------

 Contingencies (Note 4).

                STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value:
      Authorized:   10,000,000 shares;
      Issued and outstanding:  7,500 shares and
          0 shares at September 27, 1998 and
          March 29, 1998 respectively                     5,975             -


 Common stock, $0.001 par value:
      Authorized:  50,000,000 shares;
      Issued and outstanding:  25,538,000 and
          25,068,000 shares at September 27, 1998
          and March 29, 1998, respectively              156,095        153,583
      Notes receivable from stockholder                  (4,862)        (4,862)
  Deficit accumulated during the development stage     (137,254)      (128,012)
  Accumulated other comprehensive income                  2,196          2,253
                                                     -------------  ------------
           Total stockholders' equity                    22,150         22,962
                                                     -------------  ------------
              Total liabilities and stockholders'
               equity                                $   41,926     $   42,894
                                                     -------------  ------------
                                                     -------------  ------------

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                    ------------


                                                     Period from
                                                    March 3, 1989
                                                 (date of inception)         Three Months Ended            Six Months Ended
                                                       Through          ----------------------------  ----------------------------
                                                     September 27,       September 27,  September 28,  September 27, September 28,
                                                         1998               1998           1997           1998          1997
                                                 -------------------    --------------  ------------   ------------- -------------
Revenue:
  Research and
    development
    contracts                                        $    21,605        $        -      $      -       $     -       $     -
                                                 -------------------
Costs and expenses:
  Research and product
    development                                           93,219              4,708         4,427         8,738         8,462
  Marketing                                                3,579                 18           129            47           250
  General and
   administrative                                         41,686              1,319         1,462         2,257         2,798
  Write-off of
   in-process
   technology                                              8,212                  -             -             -             -
  Investment in
   Danish
   Subsidiary                                              3,489                  -             -             -             -
  Special charges                                         18,872                  -             -             -             -
                                                 -------------------    --------------  ------------   ------------- -------------

  Total costs and
   expenses                                              169,057              6,045         6,018        11,042        11,510
                                                 -------------------    --------------  ------------   ------------- -------------

  Operating loss                                        (147,452)            (6,045)       (6,018)      (11,042)      (11,510)

Other income                                               2,200              2,200             -         2,200             -
Interest income                                           15,036                 48           321           135           774
Interest expense                                          (4,538)              (130)         (148)         (248)         (299)
Equity in losses of
 joint venture                                            (2,500)                 -          (150)         (287)         (300)
                                                 -------------------    --------------  ------------   ------------- -------------

  Net loss                                           $  (137,254)       $    (3,927)    $  (5,995)     $ (9,242)     $(11,335)
                                                 -------------------    --------------  ------------   ------------- -------------
                                                 -------------------

Other comprehensive income
 (loss):
  Change in foreign currency
     translation adjustments                                                    731          (865)          (57)         (472)
                                                                        --------------  ------------   ------------- -------------
      Comprehensive loss                                                $    (3,196)    $  (6,860)     $ (9,299)     $(11,807)
                                                                        --------------  ------------   ------------- -------------
                                                                        --------------  ------------   ------------- -------------
Net loss per share, basic and
 diluted                                                                $     (0.15)    $   (0.26)     $  (0.36)     $  (0.51)
                                                                        --------------  ------------   ------------- -------------
                                                                        --------------  ------------   ------------- -------------
Shares used in
 computing net loss per share,
 basic and diluted                                                           25,524        22,721        25,436        22,263
                                                                        --------------  ------------   -------------  ------------
                                                                        --------------  ------------   -------------  ------------

                                              VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                                (companies in the development stage)

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)
                                                               ------

                                                                          Period from
                                                                         March 3, 1989
                                                                       (date of inception)      Six Months          Six Months
                                                                             through               Ended               Ended
                                                                           September 27,        September 27,       September 28,
                                                                               1998                 1998                1997
                                                                        -----------------      ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                              $    (137,254)         $   (9,242)        $   (11,335)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                             22,481                 862                 756
     Write-off of equipment                                                    14,792                   -                   -
     Write-off of in-process technology                                         6,211                   -                   -
     Compensation related to stock options                                      3,196                   -                 554
     Noncash charge related to acquisition
       of Danish subsidiary                                                     2,245                   -                   -
     Equity in losses of joint venture                                          2,500                 287                 300
     Changes in assets and liabilities:
       Accounts receivable                                                         13                 353                (738)
       Interest receivable                                                         58                  58                  18
       Notes receivable                                                             -                   -                  78
       Prepaid expenses and other current assets                                 (977)                909                   5
       Accounts payable                                                         1,901                (351)               (989)
       Accrued liabilities                                                       (434)             (1,881)                (86)
       Deferred revenue                                                         2,500                   -                   -
                                                                        -----------------      ---------------    ---------------

         Net cash used in operating activities                                (82,768)             (9,005)            (11,437)
                                                                        -----------------      ---------------    ---------------

Cash flows from investing activities:
  Purchase of long-term investments                                          (665,789)                  -            (156,869)
  Maturities in long-term investments                                         661,545                   -             165,001
  Capital expenditures                                                        (60,316)             (4,769)             (6,836)
  Other                                                                          (222)                  -                   -
                                                                        -----------------      ---------------    ---------------

         Net cash provided by (used in) investing activities                  (64,782)             (4,769)              1,296
                                                                        -----------------      ---------------    ---------------

Cash flows from financing activities:
  Property and equipment grants                                                 6,419               2,000                   -
  Borrowings of long-term debt                                                 17,528               2,026                   -
  Payments of long-term debt:
    Product development loan                                                     (482)                  -                   -
    Shareholder and director                                                   (6,173)                  -                   -
    Other long-term debt                                                      (11,837)                  -                (958)
  Proceeds from issuance of warrants and common
    stock, net of issuance costs                                              144,511               1,411               4,891
  Proceeds from issuance of preferred stock,
    net of issuance costs                                                       7,075               7,075                   -
                                                                        -----------------      ---------------    ---------------

         Net cash provided by
          financing activities                                                157,091              12,512               3,933
                                                                        -----------------      ---------------    ---------------
Effect of foreign exchange rates on cash and cash
  equivalents                                                                  (2,817)               (414)                472
Increase (decrease) in cash and cash equivalents                                6,724              (1,676)             (5,736)
Cash and cash equivalents, beginning of period                                      -               8,400              27,832
                                                                        -----------------      ---------------    ---------------

Cash and cash equivalents, end of period                                $       6,724          $    6,724         $    22,096
                                                                        -----------------      ---------------    ---------------
                                                                        -----------------      ---------------    ---------------

      The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                    --------


1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------------------------

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of September 27, 1998, its consolidated results of operations and cash flows for the period from March 3, 1989 (date of inception) to September 27, 1998 and for each of the three-month and six-month periods ended September 27, 1998 and September 28, 1997. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998. The year end condensed consolidated balance sheet data as of March 29, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The results of operations and cash flows for the three-month and six-month periods ended September 27, 1998 are not necessarily indicative of results of operations and cash flows for any future period.

2.   BASIS OF PRESENTATION
     ---------------------

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


3.   NET LOSS PER SHARE
     ------------------

Basic Earnings Per Share (EPS) is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                     -------

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                        Three Months Ended,                              Six Months Ended,
                          -------------------------------------------      -------------------------------------------
                          September 27, 1998       September 28, 1997      September 27, 1998       September 28, 1997
                          ------------------       ------------------      ------------------       ------------------
Loss per share:
Net loss                      $(3,927)                  $(5,995)               $(9,242)                 $(11,335)
Weighted average
 shares outstanding            25,524                    22,721                 25,436                    22,263
Earnings per share,
 basic and diluted            $ (0.15)                  $ (0.26)               $ (0.36)                 $  (0.51)

Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 3,724 and 3,815 for the six months ended September 27, 1998 and September 28, 1997, respectively.

4.   CONTINGENCIES
     -------------

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

5.   PREFERRED STOCK
     ---------------

In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A convertible preferred stock at $1,000 per share, raising gross proceeds of $7.5 million. The Series A

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                     -------

convertible preferred stock accretes at an annual rate of 6% per year, and is convertible into common stock based upon defined conversion formulas. The Company has a commitment from an investor to purchase an additional 7,500 shares of Series A convertible preferred stock upon completion of certain milestones.

In connection with the equity financing, the Company issued warrants to purchase 535,261 shares of common stock. The warrants are exercisable at purchase prices of $4.9375 and $6.7838 per share for 87,500 and 447,761 warrants respectively, and expire in July 2003. The warrants were valued at $1.1 million and were recorded as a component of common stock.

6.   LINE OF CREDIT
     --------------

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

In conjunction with the debt financing, the Company issued warrants to purchase 149,254 shares of common stock. The warrants issued had a fair value of approximately $6.7838 per warrant at the time of issuance. The fair value of these warrants has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit.

7.   COMPREHENSIVE INCOME
     --------------------

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

8.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998. The results for the three and six month period ending September 27, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 28, 1999.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation. The Company has incurred cumulative losses of $137,254,000 from its inception to September 27, 1998.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 27, 1998 (SECOND QUARTER AND FIRST HALF OF FISCAL 1999) AND SEPTEMBER 28, 1997 (SECOND QUARTER AND FIRST HALF OF FISCAL 1998)

During the three and six month periods ended September 27, 1998 and September 28, 1997, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three and six month periods of fiscal 1999 and fiscal 1998.

In September, 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development. In addition, Delphi paid a majority of the facility's operating costs over the term of the new five year agreement and did so through August 1998. The Company is treating both of these payments as an offset to research and development expense.

In May 1998, the Company and Delphi announced the completion of their collaboration on lithium polymer battery development. Delphi will retain a license to use Company-developed lithium polymer technology for vehicular and stationary load leveling / peak shaving applications. The Company will retain a license to use Delphi-developed lithium polymer technology in all other applications. After August 1998, the Company will receive no further payments as a result of the Joint Research and Development agreement with Delphi. As part of the early termination of the collaboration agreement, Delphi paid the Company $2.2 million. The Company has no future obligations under the termination agreement and has recorded the payment as a component of other income.

Research and development expenses were $4,708,000 and $8,738,000 during the three and six month periods ended September 27, 1998 as compared to $4,427,000 and $8,642,000 during the same period of fiscal 1998. The comparable periods performance has remained stable in absolute dollars as the Company continued to develop its products in fiscal year 1999.

Marketing expenses were $18,000 and $47,000 for the second quarter and first half of fiscal year 1999, respectively, as compared to $129,000 and $250,000 during similar periods of fiscal year 1998. The decrease in marketing expense is primarily due to a reduction in workforce.

General and administrative expenses decreased to $1,319,000 and $2,257,000 during the second quarter and first half of fiscal year 1999, down from $1,462,000 and $2,798,000 during the fiscal year 1998 comparable periods. The decrease results from reduced legal fees associated with the shareholder class action lawsuit and lower headcount.

Other income for the three and six months ended September 27, 1998 increased $2.2 million as a result of the termination payment from Delphi.

Interest income decreased to $48,000 and $135,000 during the second quarter and first half of fiscal year 1999, as compared to $321,000 and $774,000 during the prior fiscal year's same periods. The decrease is due to the decline in funds available for investment purposes.

Interest expense was $130,000 and $248,000 during the three and six month periods ended September 27, 1998 as compared to $148,000 and $299,000 during the same period of fiscal 1998. This decrease is a result of principal maturities of debt, offset partially by the drawdown on the line of credit during the second quarter of fiscal year 1999.

Joint venture expenses were $0 and $287,000 for the second quarter and first half of fiscal year 1999, respectively, as compared to $150,000 and $300,000 during similar periods of fiscal year 1998. Joint venture expenses represent 50% of the start up costs associated with the Hanil Valence operations. The Company's investment in the joint venture is $0, so the Company is no longer recording their pro rata share of the losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $9,005,000 net cash for operating activities during fiscal year 1999's first six months compared to using $11,437,000 during the first six months of fiscal year 1998, a decrease between comparable periods of $2,432,000. This decrease resulted primarily from collection of accounts receivable and proceeds from insurance advance.

During the six months ended September 27, 1998, the Company used $4,769,000 net cash from investing activities compared to providing $1,296,000 during the first six months of fiscal year 1998, an increased usage of $6,065,000 between comparable periods. The increase primarily was a result of the benefit of maturities of long term investments during the six months ended September 28, 1997 which offset the use of funds for equipment purchases.

The Company provided $12,512,000 net cash from financing activities during fiscal year 1999's first six months compared to $3,933,000 during the first six months of fiscal year 1998. This increase resulted from proceeds of issuance of preferred stock and initial borrowing on line of credit from principal shareholder.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $1,676,000 during the six months ended September 27, 1998, whereas it had a net decrease of $5,736,000 during the same period of fiscal year 1998.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 2001. As of September 27, 1998, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 ($40,038,000 as of September 27, 1998).

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

The Company expects that its existing funds as of September 27, 1998, together with the interest earned thereon, will be sufficient to fund the Company's operations through December, 1998.

On July 27, 1998, the Company completed private financing arrangements of up to $25,000,000, under which it had drawn down $2,500,000 in debt and $7,500,000 of convertible preferred stock. Under the terms of the agreements, the Company sold 7,500 shares of a newly designated Series A Convertible Preferred Stock for gross proceeds of $7,500,000. Simultaneously, the Company arranged a guaranteed line of credit from Carl E. Berg, a director and prinicpal shareholder of the Company, in an amount up to $10,000,000, under which it has already drawn down $2,500,000. Upon the Company's achieving certain milestones, the Company may draw down the balance of the funds.

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

YEAR 2000 COMPLIANCE

The Company is in the process of formulating and implementing a program designed to ensure that all software used in connection with the Company's information systems, research and development testing and other equipment will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently anticipates that this program will not require additional manpower, although there can be no assurances that this will be the case or that the Company will not incur significant additional costs in connection with such program. Currently, the Company does not have a contingency plan in place should the Company be unsuccessful in its efforts to become Year 2000 compliant. However, the Company intends to create such a contingency plan during the second half of fiscal 1999.

The Company's information systems are not currently Year 2000 compliant, although some of the individual hardware and software components recently have been upgraded and tested for compliance. Additionally, the Company's financial and accounting system is not Year 2000 compliant. The Company intends to upgrade the system in fiscal 1999 to make the system Year 2000 compliant. The Company's systems incorporate certain third-party software that may not be Year 2000 compliant. There can be no assurances that the customers and suppliers of the Company will be in compliance with Year 2000 requirements.

Any failure of systems maintained by the Company or the Company's customers and suppliers to be Year 2000 compliant could cause the Company to incur significant expenses to remedy any problems or could have a material adverse effect on the Company, its financial condition and its results of operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          Exhibit 27     Financial Data Schedule

     b.   REPORTS ON FORM 8-K

          The Company filed a current report on Form 8-K on August 3, 1998 announcing the initial closing of the financing.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                            VALENCE TECHNOLOGY, INC.
                            (Registrant)

Date: November 10, 1998     By: /s/ Lev M. Dawson
                                -----------------------------------------------
                                Lev M. Dawson
                                Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

                                   EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT
-------------------------------------------------------------------------------
27        Financial Data Schedule