Form 10-Q
period 1998-12-27
VALENCE TECHNOLOGY INC
filed 1999-02-10
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                             77-0214673
     ----------------------------------    -------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $0.001 par value                    26,704,703 shares
---------------------------------       ----------------------------------------
            (Class)                        (Outstanding at February 2, 1999)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 27, 1998

                                      INDEX


                                                                            PAGES
                                                                            -----
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of
              December 27, 1998 and March 29, 1998............................3

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss for the period from March 3, 1989 (date of inception) to December 27, 1998 and for each of the three and nine month periods ended December 27, 1998 and
              December 28, 1997...............................................4

              Condensed Consolidated Statements of Cash Flows for the
              period from March 3, 1989 (date of inception) to
              December 27, 1998 and for each of the nine month periods
              ended December 27, 1998 and December 28, 1997...................5

              Notes to Consolidated Financial Statements......................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk......14

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings...............................................15

   Item 2.    Changes in Securities and Use of Proceeds.......................15

   Item 6.    Exhibits and Reports on Form 8-K................................16

SIGNATURE


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                      -----


                                                                     December 27,             March 29,
                                                                         1998                   1998
                                                                   ----------------       -----------------
                                   ASSETS

Current assets:
     Cash and cash equivalents                                      $     7,825            $     8,400
     Accounts receivable                                                    630                  1,429
     Prepaids and other current assets                                      101                    880
                                                                   ----------------       -----------------

                  Total current assets                                    8,556                 10,709

Property, plant and equipment, net                                       36,166                 31,712
Investment in joint venture                                               -                        285
Other assets                                                              -                        188
                                                                   ----------------       -----------------

                      Total assets                                  $    44,722            $    42,894
                                                                   ----------------       -----------------
                                                                   ----------------       -----------------

                                 LIABILITIES

Current liabilities:
     Current portion of long-term debt                              $       398            $       399
     Accounts payable                                                     2,450                  2,353
     Accrued liabilities                                                  6,284                  7,213
     Accrued royalties and license fees                                     750                  1,000
     Advances                                                               700                    700
     Accrued compensation                                                   443                    817
                                                                   ----------------       -----------------

                  Total current liabilities                              11,025                 12,482

Deferred revenue                                                          2,500                  2,500
Long-term debt, less current portion                                      4,635                  4,950
Long-term debt to stockholder                                             2,203                   -
                                                                   ----------------       -----------------

                      Total liabilities                                  20,363                 19,932
                                                                   ----------------       -----------------

Contingencies (Note 4).

                            STOCKHOLDERS' EQUITY

Convertible preferred stock, Series A, $0.001 par value:
     Issued and outstanding:  7,500 shares and 0 shares at
              December 27, 1998 and March 29, 1998, respectively          6,013                  -

Convertible preferred stock, Series B, $0.001 par value:
     Issued and outstanding:  7,500 shares and 0 shares at
              December 27, 1998 and March 29, 1998, respectively          5,428                  -

Common stock, $0.001 par value:
     Authorized:  50,000,000 shares;
     Issued and outstanding:  26,386,000 and 25,068,000 shares at
            December 27, 1998 and March 29, 1998, respectively          161,525                153,583
     Notes receivable from stockholder                                   (4,862)                (4,862)
Deficit accumulated during the development stage                       (145,358)              (128,012)
Accumulated other comprehensive income                                    1,613                  2,253
                                                                   ----------------       -----------------

                  Total stockholders' equity                             24,359                 22,962
                                                                   ----------------       -----------------

                      Total liabilities and stockholders' equity    $    44,722            $    42,894
                                                                   ----------------       -----------------
                                                                   ----------------       -----------------


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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      -----


                                      Period from
                                     March 3, 1989
                                       (date of
                                       inception)                   Three Months Ended                  Nine Months Ended
                                         Through           ---------------------------------    --------------------------------
                                       December 27,         December 27,      December 28,       December 27,      December 28,
                                           1998                 1998              1997               1998              1997
                                     ----------------      ---------------   ---------------    --------------    --------------
Revenue:
   Research and development
       Contracts                        $    21,605           $     -              $   -            $    -            $    -
                                       --------------

Costs and expenses:
   Research and product
     development                             99,085               5,866               3,261           14,604            11,723
   Marketing                                  3,607                  28                 212               75               462
   General and administrative                43,543               1,857               1,381            4,114             4,179
   Write-off of in-process
     technology                               8,212                 -                  -                 -                 -
   Investment in Danish subsidiary            3,489                 -                  -                 -                 -
   Special charges                           18,872                 -                  -                 -                 -
                                       --------------        -------------        -----------      ------------      ------------
   Total costs and expenses                 176,808                7,751              4,854           18,793            16,364

       Operating loss                      (155,203)              (7,751)            (4,854)         (18,793)          (16,364)

Other income                                  2,200                 -                  -               2,200               -
Interest income                              15,114                   78                189              213               963
Interest expense                             (4,766)                (228)              (148)            (476)             (447)
Equity in losses of
   joint venture                             (2,500)                -                  (150)            (287)             (450)
                                       --------------        -------------        -----------      ------------      ------------
Net loss                               $   (145,155)              (7,901)            (4,963)         (17,143)          (16,298)
                                       --------------
                                       --------------
Dividends & beneficial conversion
  feature on preferred stock                                      (3,553)              -              (3,628)              -
                                                             -------------        -----------      ------------      ------------
Net loss available to common
   stockholders                                               $  (11,454)          $ (4,963)        $(20,771)         $(16,298)
                                                             -------------        -----------      ------------      ------------

Other comprehensive loss:
   Net loss                                                   $   (7,901)          $ (4,963)        $(17,143)         $(16,298)
   Change in foreign currency
      translation adjustments                                       (583)             1,132             (640)              660
                                                             -------------        -----------      ------------      ------------
         Comprehensive loss                                   $   (8,484)          $ (3,831)        $(17,783)         $(15,638)
                                                             -------------        -----------      ------------      ------------
                                                             -------------        -----------      ------------      ------------

Net loss per share available to
common stockholders, basic and
diluted                                                       $    (0.44)          $  (0.21)        $  (0.81)         $  (0.72)
                                                             -------------        -----------      ------------      ------------
                                                             -------------        -----------      ------------      ------------

Shares used in computing net loss
per share available to common
stockholders, basic and diluted                                   25,931             23,406           25,601            22,644
                                                             -------------        -----------      ------------      ------------
                                                             -------------        -----------      ------------      ------------


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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                      -----


                                                                  Period from
                                                                 March 3, 1989             Nine Months              Nine Months
                                                              (date of inception)             Ended                    Ended
                                                                    through                December 27,            December 28,
                                                               December 27, 1998               1998                    1997
                                                              ---------------------     -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                     $     (145,155)            $    (17,143)           $    (16,298)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                      22,890                    1,271                   1,162
     Write-off of equipment                                             14,792                    -                        -
     Write-off of in-process technology                                  6,211                    -                        -
     Compensation related to stock options                               3,196                    -                       1,007
     Noncash charge related to acquisition of Danish
        subsidiary                                                       2,245                    -                        -
     Equity in losses of joint venture                                   2,500                      285                     450
     Amortization of debt discount                                          35                       35                    -
     Changes in assets and liabilities:
       Accounts receivable                                                 454                      794                  (1,391)
       Interest receivable                                                  58                       58                     125
       Notes receivable                                                  -                        -                         117
       Prepaid expenses and other current assets                          (979)                     907                     363
       Accounts payable                                                  2,355                      103                   2,645
       Accrued liabilities                                                 (67)                  (1,512)                    673
       Deferred revenue                                                  2,500                    -                       2,500
                                                                -----------------          --------------          ---------------
         Net cash used in operating activities                         (88,965)                 (15,202)                 (8,647)
                                                                -----------------          --------------          ---------------
Cash flows from investing activities:
   Purchase of long-term investments                                  (665,789)                   -                    (187,561)
   Maturities of long-term investments                                 661,545                    -                     194,685
   Capital expenditures                                                (63,084)                  (7,537)                (11,892)
   Other                                                                  (222)                   -                        -
                                                                -----------------          --------------          ---------------

         Net cash used in investing activities                         (67,550)                  (7,537)                 (4,768)
                                                                -----------------          --------------          ---------------

Cash flows from financing activities:
   Property and equipment grants                                         6,428                    2,009                    -
   Borrowings of long-term debt                                         17,671                    2,169                    -
   Payments of long-term debt:
     Product development loan                                             (482)                   -                        -
     Stockholder and director                                           (6,173)                   -                        -
     Other long-term debt                                              (12,133)                    (296)                 (1,298)
    Proceeds from issuance of warrants and common stock
        net of issuance costs                                          150,490                    7,340                   4,891
   Proceeds from issuance of preferred stock, Series A,
       net of issuance costs                                             6,040                    6,040                    -
    Proceeds from issuance of preferred stock, Series B,
        net of issuance costs                                            5,800                    5,800                    -
                                                                -----------------          --------------          ---------------
                Net cash provided by financing activities              167,641                   23,062                   3,593
                                                                -----------------          --------------          ---------------
Effect of foreign exchange rates on cash and cash
   equivalents                                                          (3,301)                    (898)                   (661)
                                                                -----------------          --------------          ---------------
Increase (decrease) in cash and cash equivalents                         7,825                     (575)                (10,483)
Cash and cash equivalents, beginning of period                           -                        8,400                  27,832
                                                                -----------------          --------------          ---------------
Cash and cash equivalents, end of period                        $        7,825             $      7,825            $     17,349
                                                                -----------------          --------------          ---------------
                                                                -----------------          --------------          ---------------


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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      -----

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of December 27, 1998, its consolidated results of operations for the period from March 3, 1989 (date of inception) to December 27, 1998 and for each of the three-month and nine-month periods ended December 27, 1998 and December 28, 1997, and the consolidated cash flows for each of the nine-month periods ended December 27, 1998 and December 28, 1997, and for the period from March 3, 1989 (date of inception) to December 27, 1998. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998. The year end condensed consolidated balance sheet data as of March 29, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The results of operations and cash flows for the three-month and nine-month periods ended December 27, 1998 are not necessarily indicative of results of operations and cash flows for any future period.

2.   BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing. In July and December 1998, the Company completed private financing arrangements raising $15 million in the sale of equity and arranging a $10 million loan agreement (Notes 5 and 6). There can be no assurance that the Company could successfully consummate any new debt or equity issuances. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be material.

3.   NET LOSS PER SHARE

Basic Earnings Per Share (EPS) is computed as net loss available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Common equivalent shares are excluded from the computation of net loss per share as their effect is anti-dilutive.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      -----

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:


                                          Three Months Ended                            Nine Months Ended
                               December 27, 1998      December 28, 1997      December 27, 1998      December 28, 1997
                               -----------------      -----------------      -----------------      -----------------
Loss per share:

Net loss available
  to common stockholders           $(11,360)               $(4,963)              $(20,677)              $(16,298)

Weighted average
  shares outstanding                 25,931                 23,406                 25,601                 22,644

Earnings per share,
   basic and diluted                 $(0.44)                $(0.21)                $(0.81)                $(0.72)


Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 6,707 and 6,798 for the three and nine months ended December 27, 1998 and December 28, 1997, respectively.

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

In September 1998, Klockner Bartelt/Medipak, Inc. d/b/a/ Klockner Medipak filed suit against the Company in the United States District Court for the Middle District of Florida (File No. 98-1844-Civ-7-24E) alleging breach of contract by the Company with respect to an agreement for the supply of battery manufacturing equipment, and claimed damages of approximately $2,500,000. On January 20, 1999, the Company filed a counterclaim against Klockner alleging breach of contract, breach of express warranty, breach of the implied warranty of merchantability, breach of the implied warranty of fitness for a particular purpose, and rescission and restitution and claimed compensatory damages to be determined at trial.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      -----

In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of a contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. In October 1998, the Company filed a demurrer to the third cause of action for oral modification and fifth cause of action for fraud in the cross-complaint and Powell demurred to the complaint. On December 10, 1998, the Company filed a first amended complaint. On December 18, 1998, the Court sustained the Company's demurrer to the fifth cause of action for fraud and overruled the demurrer to the third cause of action for oral modification. The Court also denied Powell's demurrer as moot. The matter is presently stayed pending settlement discussions.

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

5.   PREFERRED STOCK

In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A convertible preferred stock and warrants at $1,000 per share of Series A convertible preferred stock, raising gross proceeds of $7.5 million, with transaction costs of $425,000. In December 1998, the Company completed the equity portion of the financing arrangements, issuing 7,500 shares of Series B convertible preferred stock and warrants at $1,000 per share of Series B convertible preferred stock, raising gross proceeds of $7.5 million, with transaction costs of $375,000. The Series A convertible preferred stock and Series B convertible preferred stock accrete at an annual rate of 6% per year, and are convertible into common stock based upon defined conversion formulas. The remaining $10 million of the financing arrangements is in the form of a line of credit arrangement (Note 6).

In connection with the equity financing, the Company issued warrants to purchase 895,522 shares of common stock to the Series A and B investor. The warrants are exercisable at a purchase price of $6.78 per share and expire in July 2003. In addition, the Company issued warrants to purchase 175,000 shares of common stock to the placement agent. The warrants are exercisable at a price of $4.94 per share and also expire in July 2003. The warrants have a fair value of $3.2 million using the Black Scholes valuation method and were recorded as a component of common stock.

Under the terms of the certificate of designations of the preferred stock and the warrants, the preferred stock investor may not convert the preferred stock or exercise the warrants if after by doing so the investor will own more than 4.9% of the Company's common stock.

6.   LONG TERM DEBT TO STOCKHOLDER

The Company also obtained a $10 million line of credit from a principal stockholder. Under the terms of the line of credit, the Company borrowed $2.5 million and could borrow up to an additional $7.5 million, or less if the Company secures a new line of credit, through July 1999. The line of credit bears interest at one percent over the lender's principal line of credit and is payable August 30, 2002.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      -----


In conjunction with the debt financing, the Company issued warrants to purchase 149,254 shares of common stock. The warrants were valued using the Black Scholes valuation method and had a fair value of approximately $2.22 per warrant at the time of issuance. The fair value of these warrants, totaling $331,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit.

7.   EQUIPMENT GRANT

During September 1998 the Company's subsidiary in Northern Ireland received a $2,000,000 equipment grant under its 1994 agreement with the Northern Ireland Industrial Development Board. The grant, which is for the purchase of capital equipment, is recorded as a contra account to property, plant and equipment and will be amortized to income over the life of the related asset. Certain amounts received under the grant are repayable only in the event the subsidiary defaults under the terms of the agreement. No repayments have been requested since the inception of the agreement.

8.   COMPREHENSIVE INCOME

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. The Company has not determined the impact, if any, on the reporting of segment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include words such as "anticipate," "estimate," "project," "intend," "expect" and similar expressions which have been used to identify these statements as forward-looking statements, or may otherwise be specifically identified as forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties including, but not limited to, availability of working capital, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of the risk factors set forth herein, in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998, and under the caption "Risk Factors" in the Company's most recent registration statement filed under the Securities Act of 1933, as amended.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998. The results for the three and nine month periods ending December 27, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 28, 1999.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation. The Company has incurred cumulative losses of $145,061,000 from its inception to December 27, 1998.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 27, 1998 (THIRD QUARTER AND FIRST NINE MONTH PERIODS OF FISCAL 1999) AND DECEMBER 28, 1997 (THIRD QUARTER AND FIRST NINE MONTH PERIODS OF FISCAL 1998)

During the nine month period ended December 27, 1998 and three and nine month periods ended December 28, 1997, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three and nine month periods of fiscal 1999 and fiscal 1998.

In September 1994 the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, and Delphi paid a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development. In addition, Delphi paid a majority of the facility's operating costs over the term of the new five year agreement and did so through August 1998. The Company is treating both of these payments as an offset to research and development expense.

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

Research and development expenses were $5,866,000 and $14,604,000 during the three and nine month periods ended December 27, 1998, respectively, as compared to $3,261,000 and $11,723,000 during the same periods of fiscal 1998, respectively. The increased expeditures are a result of the Company's intensified efforts to develop its products and the loss of research and development offsets previously provided by the developmental agreement with Delphi, which is terminated.

Marketing expenses were $28,000 and $75,000 for the third quarter and first nine months of fiscal year 1999, respectively, as compared to $212,000 and $462,000 during similar periods of fiscal year 1998, respectively. The comparative decrease in marketing expense is primarily due to reduction in the work force.

General and administrative expenses were $1,857,000 and $4,114,000 during the third quarter and first nine months of fiscal year 1999, respectively, as compared with $1,381,000 and $4,179,000 during the same respective periods of fiscal 1998. The increase during the third quarter of fiscal 1999 is due primarily to the loss of expense offset reductions which previously resulted from funds provided by Delphi.

Other income for the nine months ended December, 27, 1998 was comprised solely of the $2.2 million termination payment from Delphi.

Interest income decreased to $78,000 and $213,000 during the third quarter and first nine months of fiscal year 1999, respectively, as compared to $189,000 and $963,000 during the prior fiscal year's same periods, respectively. The decrease is due to the decline in funds available for investment purposes.

Interest expense was $228,000 and $476,000 during the three and nine month periods ended December 27, 1998, respectively, as compared to $148,000 and $447,000 during the same respective periods of fiscal 1998. This increase is a result of the drawdown on the line of credit during the second quarter of fiscal 1999 partially offset by principal payments on other debt.

Joint venture expenses were $0 and $287,000 for the third quarter and first nine months of fiscal year 1999, respectively, as compared to $150,000 and $450,000 for the corresponding periods of fiscal year 1998, respectively. Joint venture expenses represent 50% of the start up costs associated with the Hanil-Valence operations. The Company's investment in the joint venture is $0, so the Company is no longer recording their pro rata share of the losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $15,202,000 net cash for operating activities during fiscal year 1999's first nine months compared to using $8,647,000 during the first nine months of fiscal year 1998, an increase between comparable periods of $6,555,000. This increase resulted primarily from the intensification of efforts to develop the Company's products.

During the nine months ended December 27, 1998, the Company used $7,537,000 net cash from investing activities compared to $4,768,000 during the first nine months of fiscal year 1998, an increased usage of $2,769,000 between comparable periods. The usage in fiscal 1999 was comprised solely of capital expenditures. There were no purchases or maturities of long term investments during the first nine month period of fiscal 1999.

The Company provided $23,062,000 net cash from financing activities during fiscal year 1999's first nine months compared to $3,593,000 during the first nine months of fiscal year 1998. This increase resulted from proceeds of issuance of preferred stock, the initial borrowing on a line of credit from a principal stockholder and the exercise of stock options by former officers and employees.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $575,000 during the nine months ended December 27, 1998, whereas it had a net decrease in cash and cash equivalents of $10,483,000 during the same period of fiscal year 1998.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000, generally become available over a five year period through October 31, 2001. As of December 27, 1998, the Company had received grants aggregating L4,035,000 reducing remaining grants available to L23,520,000 ($39,332,000 as of December 27, 1998).

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

The major components of construction in progress with their estimated costs and start dates are as follows: mixing, coating, etching, laminating and slitting equipment, $8,732,000, March 1997; assembly equipment, $15,954,000, March 1994; extraction, packaging, and conditioning equipment, $6,667,000, August 1993; and factory improvements and miscellaneous equipment, $2,447,000, June 1997. The estimated completion date for these major categories of construction in progress is the end of the first quarter of fiscal 2000. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

The Company expects that its existing funds as of December 27, 1998, together with the interest earned thereon, will be sufficient to fund the Company's operations through March 1999.

In July and December, 1998, the Company completed private financing arrangements of up to $25,000,000, under which it sold $15,000,000 of convertible preferred stock. Under the terms of the agreements, the Company sold 7,500 shares of a newly designated Series A Convertible Preferred Stock and 7,500 shares of newly designated Series B Convertible Preferred Stock for aggregate gross proceeds of $15,000,000. Simultaneously, the Company arranged a guaranteed line of credit from an affiliate of Carl E. Berg, a director and principal stockholder of the Company, in an amount up to $10,000,000, under which it has already drawn down $2,500,000.

The Company anticipates that it will need substantial additional funds in the future for capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. These factors raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. The Company has not determined the impact, if any, on the reporting of segment information.

YEAR 2000 READINESS

         Many existing software programs, computers and other types of equipment were not designed to accommodate the Year 2000 and beyond. If not corrected, these computer applications and equipment could fail or create erroneous results. For Valence, this could disrupt purchasing, manufacturing, sales, finance and other support, thereby causing potential lost sales and additional expenses.

         OUR STATE OF READINESS

         Our Year 2000 project encompasses both information and non-information systems within Valence as well as the investigation of the readiness of our strategic suppliers/vendors. We have created a Year 2000 Project Team that is responsible for planning and monitoring all Year 2000 activities and reporting to our executive management. It has been reviewing Valence's Year 2000 status for approximately six months now, and has identified and evaluated crucial area's of concern regarding Year 2000 compliance. We define Year 2000 compliance to be, with respect to information technology, that the information technology accurately processes date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations, to the extent that other information technology, used in combination with the information technology being acquired, properly exchanges date/time data with it. Fixes have begun on a majority of these areas. Other areas are still being tested. Our goal is to have all Year 2000 issues resolved by December 31, 1999. To that end, we have inventoried and assessed the Year 2000 readiness of the following:

         VENDORS/SERVICE PROVIDERS. We are distributing letters and questionnaires to vendors and service providers that are critical to the day to day operations of Valence. We have received a letter of compliance from our fire alarm company that our current fire alarm system is in compliance.

         PERSONAL COMPUTERS. All personal computer BIOSs' (basic input/output systems) are being tested for Year 2000 compliance. Currently 100% of all Novell servers are Year 2000 compliant with exception to one, for which we are ordering a replacement. Currently 95% of all user workstations are known to have a Year 2000 BIOS. Currently 20% of the personal computers that operate equipment have been tested. Only 2% of these have a Year 2000 compliant BIOS. We expect to patch the computers that are not Year 2000 compliant with a TSR, a software program that loads at computer startup, that will report the correct date and time to the operating system. This method has been tested and provides acceptable results.

         LABORATORIES. The Maccor Lab is in the process of being upgraded. Machines are being upgraded and patched for Year 2000. The lab is 25% complete for BIOS and operating system testing and fixes. Additional testing needs to be performed on this lab. The electrical chemistry lab is also in the process of being upgraded. Several computers a week are being upgraded to meet Year 2000 compliance. One third of this lab had been upgraded and patched to meet Year 2000 compliance. The data acquisition software run by these machines has been tested and we have concluded that there is a minor Year 2000 bug. This may be fixed by slight program change or upgrading to a newer version of the software. This does not affect the ending results of the data.

         IN-HOUSE SYSTEMS. One database has been tested and is known not to be compliant. A programmer has been hired to rewrite the database in another platform making it Year 2000. All other databases at the Henderson, Nevada system are Year 2000 compliant, and the Year 2000 Project Team is reviewing the databases at the Northern Ireland facility. The accounting software is not complaint and an upgrade is being ordered. The badge security system is not compliant and will need to be replaced or fixed. At present, the system has been backdated to 1993 and there are no apparent problems with this fix. There is no critical data or integration that will be affected by this change. A task force is being assembled and will look into issues that may have been overlooked and to help continue the efforts to make our facilities compliant. Valence's phone system is in the process of being upgraded to make it Year 2000 compliant. The e-mail system is not Year 2000 compliant and replacements are being evaluated.

         COSTS TO ADDRESS THE YEAR 2000

         Spending for modifications and updates is being expensed as incurred and is not expected to have a material impact on our results of operations or cash flows. The cost of our Year 2000 project is being funded through available funds. We estimate that our total Year 2000 expenditures will not be material. Through the end of 1998 Valence had incurred $40,000 in connection with its Year 2000 compliance program.

         RISK ANALYSIS

         Like most business enterprises, we are dependent upon our own internal computer technology and rely upon the timely performance of our suppliers/vendors. A large-scale Year 2000 failure could impair our ability to timely complete our research and development, or deliver batteries with the exacting specifications that will be required by our customers, thereby causing potential lost sales and additional expenses, which would have a material adverse effect on Valence, its financial condition and its results of operations. Our Year 2000 project seeks to identify and minimize this risk and includes testing of our in-house applications, purchased software and embedded systems to ensure that all such systems will function before and after the Year 2000. We are continually refining our understanding of the risk the Year 2000 poses to our suppliers/vendors based upon information obtained through our surveys. This refinement will continue through the rest of 1999.

         CONTINGENCY PLANS

         Our Year 2000 project anticipates the development of contingency plans for business critical systems and manufacturing equipment as well as for suppliers/vendors to attempt to minimize disruption to our operations in the event of a Year 2000 failure. We have not yet developed these plans, but will be formulating plans to address a variety of failure scenarios, including failures of our in-house applications, as well as failures of suppliers/vendors. Valence does not have an estimated completion date for its contingency plans.

         CAUTIONARY STATEMENT

         Year 2000 issues are widespread and complex. While we believe we will address them on a timely basis, we cannot assure you that we will be successful or that these problems will not materially adversely affect our business or results of operations. To a large extent, we depend on the efforts of our suppliers and other organizations with which we conduct transactions to address their Year 200 issues, over which we have no control. The statements regarding the expected outcome and timing of Year 2000 efforts are forward-looking statements. Actual results could differ materially from our expectations due to unforeseen problems arising in connection with completion of our Year 2000 program, the risk that we will fail to identify a Year 2000 problem critical to the operations of Valence, or that our vendors/suppliers will suffer problems that will inhibit them from delivering their products to us on a timely basis

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. In April 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the remaining individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs have appealed and the case is pending before the United States Court of Appeals for the Ninth Circuit. If the appeal is resolved unfavorably to the Company, the Company will be forced to incur additional litigation expense, and if the outcome of the case is resolved unfavorably to the Company it could have a material adverse effect on the Company's financial condition.

In September 1998, Klockner Bartelt/Medipak, Inc. d/b/a/ Klockner Medipak filed suit against the Company in the United States District Court for the Middle District of Florida (File No. 98-1844-Civ-7-24E) alleging breach of contract by the Company with respect to an agreement for the supply of battery manufacturing equipment, and claimed damages of approximately $2,500,000. On January 20, 1999, the Company filed a counterclaim against Klockner alleging breach of contract, breach of express warranty, breach of the implied warranty of merchantability, breach of the implied warranty of fitness for a particular purpose, and rescission and restitution and claimed compensatory damages to be determined at trial. Although the Company believes it has meritorious defenses to the complaint, if it is resolved unfavorably to the Company it could have a material adverse effect on the Company's financial condition.

In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of a contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. In October 1998, the Company filed a demurrer to the third cause of action for oral modification and fifth cause of action for fraud in the cross-complaint and Powell demurred to the complaint. On December 10, 1998, the Company filed a first amended complaint. On December 18, 1998, the Court sustained the Company's demurrer to the fifth cause of action for fraud and overruled the demurrer to the third cause of action for oral modification. The Court also denied Powell's demurrer as moot. The matter is presently stayed pending settlement discussions. Although the Company believes it has meritorious defenses to the cross complaint, if it is resolved unfavorably to the Company it could have a material adverse effect on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 27, 1998, the Company completed the private sale of 7,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") to CC
Investments, LDC, a private institutional investor, for an aggregate purchase price of $7.5 million. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 under such Act.

On December 18, 1998, the Company completed the private sale of 7,500 shares of Series B Convertible Preferred Stock ("Series B Preferred") to the same private institutional investor, for an aggregate purchase price of $7.5 million. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 under such Act.

The shares of Series A Preferred and Series B Preferred are convertible into shares of the Company's Common Stock (the "Conversion Shares") at the option of the holder at any time. In connection with the issuance of the Series B Preferred, the Company and the investor amended the terms of the Series A Preferred to provide that the Series A Preferred converts at a fixed conversion price of $6.03 (the "Fixed Conversion Price"), regardless of the trading price of the Company's Common Stock. The Series B Preferred also converts at the Fixed Conversion Price until July 27, 1999, at which time the conversion price for the Series B Preferred will be the lower of the Fixed Conversion Price or the Variable Conversion Price. The "Variable Conversion Price " means 101% of the average of the six lowest closing bid prices of the Company's Common Stock for the ten consecutive trading days prior to conversion.

CC Investments also received warrants to purchase up to an aggregate of 985,522 shares of the Company's Common Stock at an exercise price of $6.7838 per share in connection with the issuance collectively of the Series A Preferred and Series B Preferred. The holders of these securities may not convert or exercise these securities unless such conversion or exercise will not cause the holder to hold in excess of 4.9% of the Company's outstanding Common Stock.

In connection with the sale of Series A Preferred and Series B Preferred, the Company paid Gemini Capital LLC, the placement agent, an aggregate fee of $750,000. The placement agent also received warrants to purchase up to an aggregate of 175,000 shares of the Company's Common Stock at an exercise price of $4.9375 per share.

Concurrently with the sale of Series A Preferred, Baccarat Electronics. Inc. ("Baccarat"), an affiliate of Carl Berg, a director of the Company, loaned the Company $2.5 million. Baccarat has agreed to loan the Company up to an additional $7.5 million on specified terms. In connection with the loan, Baccarat received warrants to purchase up to 149,254 shares of the Company's Common Stock at an exercise price of $6.7838 per share, and will be entitled to additional warrants if further amounts are loaned to the Company.

On February 4, 1999, the Company obtained stockholder approval for the issuance of the full amount of the Company's Common Stock upon conversion of all of the shares of the Series A Preferred and Series B Preferred and exercise of all of the warrants. Consequently, as a result of the variable conversion feature of the Series B Preferred, there is no limit on the number of shares of the Company's Common Stock that may be issued upon conversion of the securities issued in these transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS

              4.1*   Amended and Restated Securities Purchase Agreement, dated
                     December 11, 1998
              4.2*   Amended and Restated Registration Rights Agreement, dated
                     December 11,1998
              4.3*   Certificate of Designation of Series B Convertible
                     Preferred Stock, as filed with the Delaware Secretary of
                     State on December 17, 1998
              4.4*   Form of Warrant to CC Investments, LDC
              4.5*   Form of Warrant to Gemini Capital, LLC
              27     Financial Data Schedule

              * Incorporated by reference to the like-numbered exhibit in the Company's Current Report on Form 8-K, filed December 21, 1998 (Commission No. 0-20028).

         b.   REPORTS ON FORM 8-K

              The Company filed a current report on Form 8-K on December 21, 1998 announcing the second closing of the financing.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 VALENCE TECHNOLOGY, INC.

                                 (Registrant)

Date: February 10, 1999            By:    /s/ Lev M. Dawson
                                          --------------------------------------
                                          Lev M. Dawson
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Acting Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number   Exhibit
--------------   -------
       4.1*      Amended and Restated Securities Purchase Agreement, dated
                 December 11, 1998
       4.2*      Amended and Restated Registration Rights Agreement, dated
                 December 11,1998
       4.3*      Certificate of Designation of Series B Convertible
                 Preferred Stock, as filed with the Delaware Secretary of
                 State on Delaware 17, 1998
       4.4*      Form of Warrant to CC Investments, LDC
       4.5*      Form of Warrant to Gemini Capital, LLC
       27        Financial Data Schedule


          * Incorporated by reference to the like-numbered exhibit in the Company's Current Report on Form 8-K, filed December 21, 1998 (Commission No. 0-20028).