Form 10-Q/A
period 1998-09-27
VALENCE TECHNOLOGY INC
filed 1999-02-24
CIK 885551

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                               77-0214673
   ------------------------------------    ------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock $0.001 par value                 25,665,800 shares
   ------------------------------------    ------------------------------------
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

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1998




                                      INDEX

                                                                                           PAGES
                                                                                           -----
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of
              September 27, 1998 and March 29, 1998..........................................3

              Condensed Consolidated Statements of Operations and Comprehensive
              Loss for the period from March 3, 1989 (date of inception) to
              September 27, 1998 and for each of the three and
              six month periods ended September 27, 1998 and September 28, 1997..............4

              Condensed Consolidated Statements of Cash Flows for the period from March 3, 1989 (date of inception) to September 27, 1998 and for each of the six month periods
              ended September 27, 1998 and September 28, 1997................................5

              Notes to Consolidated Financial Statements.....................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................14


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.............................................................15

   Item 2.    Changes in Securities and Use of Proceeds.....................................15

   Item 6.    Exhibits and Reports on Form 8-K..............................................16

Signature

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)
                                      -----

                                                                                 September 27,           March 29,
                                                                                    1998                    1998
                                                                               ----------------       -----------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                                 $      6,724           $      8,400
     Accounts receivable                                                              1,078                  1,429
     Prepaids and other current assets                                                   99                    880
                                                                               ----------------       -----------------
                  Total current assets                                                7,901                 10,709

Property, plant and equipment, net                                                   34,025                 31,712
Investment in joint venture                                                           -                        285
Other assets                                                                          -                        188
                                                                               ----------------       -----------------
                      Total assets                                             $     41,926           $     42,894
                                                                               ----------------       -----------------
                                                                               ----------------       -----------------
                                 LIABILITIES
Current liabilities:
     Current portion of long-term debt                                         $        401           $        399
     Accounts payable                                                                 2,004                  2,353
     Accrued liabilities                                                              6,150                  7,213
     Accrued royalties and license fees                                                 500                  1,000
     Advances                                                                           700                    700
     Accrued compensation                                                               548                    817
                                                                               ----------------       -----------------

                  Total current liabilities                                          10,303                 12,482

Deferred revenue                                                                      2,500                  2,500
Long-term debt, less current portion                                                  4,790                  4,950
Long-term debt to stockholder                                                         2,183                      -
                                                                               ----------------       -----------------
                      Total liabilities                                              19,776                 19,932
                                                                               ----------------       -----------------
Contingencies (Note 4).

                            STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.001 par value:
     Issued and outstanding:  7,500 shares and 0 shares at
              September 27, 1998 and March 29, 1998, respectively                     5,900                     -

Common stock, $0.001 par value:
     Authorized:  50,000,000 shares;
     Issued and outstanding:  25,538,000 and 25,068,000 shares at
            September 27, 1998 and March 29, 1998, respectively                     156,245                153,583
     Notes receivable from stockholder                                               (4,862)                (4,862)
Deficit accumulated during the development stage                                   (137,329)              (128,012)
Accumulated other comprehensive income                                                2,196                  2,253
                                                                               ----------------       -----------------
                  Total stockholders' equity                                         22,150                 22,962
                                                                               ----------------       -----------------
                      Total liabilities and stockholders' equity               $     41,926           $     42,894
                                                                               ----------------       -----------------
                                                                               ----------------       -----------------

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      -----

                                     Period from
                                    March 3, 1989
                                       (date of
                                      inception)                 Three Months Ended                    Six Months Ended
                                       Through        -----------------------------------  -----------------------------------
                                    September 27,      September 27,      September 28,     September 27,      September 28,
                                        1998               1998                1997             1998               1997
                                  ------------------  ----------------   ----------------- ----------------   ----------------
Revenue:
   Research and development
       Contracts                    $     21,605         $     -            $    -            $    -                $    -
                                    -------------

Costs and expenses:
   Research and product
    development                           93,219              4,708             4,427             8,738                8,462
   Marketing                               3,579                 18               129                47                  250
   General and administrative             41,686              1,319             1,462             2,257                2,798
   Write-off of in-process
       Technology                          8,212               -                 -                 -                    -
   Investment in Danish
     Subsidiary                            3,489               -                 -                 -                    -
   Special charges                        18,872               -                 -                 -                    -
                                    -------------       ------------        -----------      -----------          -----------

   Total costs and
       Expenses                          169,057              6,045             6,018            11,042               11,510
                                    -------------       ------------        -----------      -----------          -----------

       Operating loss                   (147,452)            (6,045)           (6,018)          (11,042)             (11,510)

Other income                               2,200              2,200              -                2,200                  -
Interest income                           15,036                 48               321               135                  774
Interest expense                          (4,538)              (130)             (148)             (248)                (299)
Equity in losses of
   joint venture                          (2,500)              -                 (150)             (287)                (300)
                                    -------------       ------------        -----------      -----------          -----------
Net Loss                            $   (137,254)            (3,927)           (5,995)           (9,242)             (11,335)
                                    -------------
                                    -------------
Dividends on preferred stock                                    (75)             -                  (75)                 -
                                                        ------------        -----------      -----------          -----------
Net loss available to common
  stockholders                                           $   (4,002)        $  (5,995)        $  (9,317)            $(11,335)
                                                        ------------        -----------      -----------          -----------
                                                        ------------        -----------      -----------          -----------
Other comprehensive loss:
    Net loss                                             $   (3,927)        $  (5,995)        $  (9,242)            $(11,335)
   Change in foreign currency
      translation adjustments                                   731              (865)              (57)                (472)
                                                        ------------        -----------      -----------          -----------
         Comprehensive loss                              $   (3,196)        $  (6,860)        $  (9,299)            $(11,807)
                                                        ------------        -----------      -----------          -----------
                                                        ------------        -----------      -----------          -----------
Net loss per share, basic and
diluted                                                  $    (0.16)        $   (0.26)        $   (0.37)            $  (0.51)
                                                        ------------        -----------      -----------          -----------
                                                        ------------        -----------      -----------          -----------
Shares used in computing net
loss available to common
stockholders per share,
basic and diluted                                            25,524            22,721            25,436               22,263
                                                        ------------        -----------      -----------          -----------
                                                        ------------        -----------      -----------          -----------

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                      -----

                                                                  Period from
                                                                 March 3, 1989              Six Months              Six Months
                                                              (date of inception)             Ended                    Ended
                                                                    through               September 27,            September 28,
                                                               September 27, 1998               1998                     1997
                                                              ---------------------     -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                     $     (137,254)            $     (9,242)           $    (11,335)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                      22,481                      862                     756
     Write-off of equipment                                             14,792                    -                        -
     Write-off of in-process technology                                  6,211                    -                        -
     Compensation related to stock options                               3,196                    -                         554
     Noncash charge related to acquisition of Danish subsidiary          2,245                    -                        -
     Equity in losses of joint venture                                   2,500                      287                     300
     Amortization of debt discount                                          14                       14                    -
     Changes in assets and liabilities:
       Accounts receivable                                                  13                      353                    (738)
       Interest receivable                                                  58                       58                      18
       Notes receivable                                                  -                        -                          78
       Prepaid expenses and other current assets                          (977)                     909                       5
       Accounts payable                                                  1,901                     (351)                   (989)
       Accrued liabilities                                                (434)                  (1,881)                    (86)
       Deferred revenue                                                  2,500                    -                        -
                                                                ----------------          ---------------          ---------------
         Net cash used in operating activities                         (82,754)                  (8,991)                (11,437)
                                                                ----------------          ---------------          ---------------
Cash flows from investing activities:
   Purchase of long-term investments                                  (665,789)                   -                    (156,869)
   Maturities of long-term investments                                 661,545                    -                     165,001
   Capital expenditures                                                (60,316)                  (4,769)                 (6,836)
   Other                                                                  (222)                   -                        -
                                                                ----------------          ---------------          ---------------
         Net cash used in investing activities                         (64,782)                  (4,769)                  1,296
                                                                ----------------          ---------------          ---------------
Cash flows from financing activities:
   Property and equipment grants                                         6,419                    2,000                    -
   Borrowings of long-term debt                                         17,671                    2,169                    -
   Payments of long-term debt:
     Product development loan                                             (482)                   -                        -
     Stockholder and director                                           (6,173)                   -                        -
     Other long-term debt                                              (11,995)                    (158)                   (958)
    Proceeds from issuance of warrants and common
        stock, net of issuance costs                                   145,597                    2,447                   4,891
   Proceeds from issuance of preferred stock, Series A,
       net of issuance costs                                             6,040                    6,040                    -
                                                                ----------------          ---------------          ---------------
                Net cash provided by financing activities              157,077                   12,498                   3,933
                                                                ----------------          ---------------          ---------------
Effect of foreign exchange rates on cash and cash
   equivalents                                                          (2,817)                    (414)                    472
                                                                ----------------          ---------------          ---------------
                                                                ----------------          ---------------          ---------------
Increase (decrease) in cash and cash equivalents                         6,724                   (1,676)                 (5,736)
Cash and cash equivalents, beginning of period                           -                        8,400                  27,832
                                                                ----------------          ---------------          ---------------
Cash and cash equivalents, end of period                        $        6,724             $      6,724            $     22,096
                                                                ----------------          ---------------          ---------------
                                                                ----------------          ---------------          ---------------

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

2.       BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing. In July 1998, the Company completed private financing arrangements raising $7.5 million in the sale of equity, with a commitment from the investor to purchase up to another $7.5 million in equity subject to completion of certain milestones, and arranging a $10 million loan agreement (Notes 5 and 6). There can be no assurance that the Company could successfully consummate any new debt or equity issuances. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be material.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      -----

The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                          Three Months Ended                                Six Months Ended
                               September 27, 1998     September 28, 1997         September 27, 1998     September 28, 1997
                               ------------------     -------------------       -------------------     ------------------
Loss per share:

Net loss available
  to common stockholders            $(4,002)                 $(5,995)                 $(9,317)               $(11,335)

Weighted average
  shares outstanding                 25,524                   22,721                   25,436                  22,263

Earnings per share,
   basic and diluted                 $(0.16)                  $(0.26)                  $(0.37)                 $(0.51)

Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 3,724 and 3,815 for the three and six months ended September 27, 1998 and September 28, 1997, respectively.

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

5.       PREFERRED STOCK

In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A convertible preferred stock and warrants at $1,000 per share, raising gross proceeds of $7.5 million net of transaction costs of $425,000. The Series A convertible preferred stock accretes at an annual rate of 6% per year, and is convertible into common stock based upon defined conversion formulas. The Company has a commitment from an investor to purchase an additional 7,500 shares of convertible preferred stock upon completion of certain milestones.

In connection with the equity financing, the Company issued warrants to purchase 447,761 shares of common stock to the Series A investor. The warrants are exercisable at a purchase price of $6.78 per share and expire in July 2003. In addition, the Company issued warrants to purchase 87,500 shares of common stock to the placement agent. The warrants are exercisable at a price of $4.94 per share and also expire in July 2003. The warrants have been valued at a total of $1.35 million using the Black Scholes valuation method and recorded as a component of common stock.

Under the terms of the certificate of designations of the preferred stock and the warrants, the preferred stock investor may not convert the preferred stock or exercise the warrants if after doing so the investor will own more than 4.9% of the Company's common stock.

6.       LINE OF CREDIT

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

In conjunction with the debt financing, the Company issued warrants to purchase 149,254 shares of common stock. The warrants issued had a fair value of approximately $2.22 per warrant at the time of issuance. The fair value of these warrants, totaling $331,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below, and throughout this report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include words such as "anticipate," "estimate," "project," "intend," "expect" and similar expressions which have been used to identify these statements as forward-looking statements, or may otherwise be specifically identified as forward looking statements. Such forward looking statements involve a number of risks and uncertainties including, but not limited to, availability of working capital, market acceptance, changing economic conditions, risks in product and technology development, effect of the Company's accounting policies and other risk factors detailed in the Company's Securities and Exchange Commission filings. Actual results could differ materially from those projected or suggested in the forward-looking statements as a result of the risk factors set forth herein, and in the Company's Annual Report on Form 10-K as of and for the year ended March 29, 1998 and under the caption "Risk Factors" in the Company's most recent registration statement filed under the Securities Act of 1933, as amended.

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

During the six month period ended September 27, 1998 and the three and six month periods ended September 28, 1997, the Company continued development activities under a research and development agreement with Delphi. Payments were generally made in accordance with the achievement of certain milestones. No revenues were recognized during the first three and six month periods of fiscal 1999 and fiscal 1998.

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

In May 1998, the Company and Delphi announced the completion of their collaboration on lithium polymer battery development. Delphi will retain a license to use Company-developed lithium polymer technology for vehicular and stationary load leveling / peak shaving applications. The Company will retain a license to use Delphi-developed lithium polymer technology in all other applications. After August 1998, the Company anticipates that it will receive no further payments as a result of the Joint Research and Development agreement with Delphi. As part of the early termination of the collaboration agreement, Delphi paid the Company $2.2 million. The Company has no future obligations under the termination agreement and has recorded the payment as a component of other income.

Research and development expenses were $4,708,000 and $8,738,000 during the three and six month periods ended September 27, 1998 as compared to $4,427,000 and $8,462,000 during the same period of fiscal 1998. The comparable periods performance has remained relatively stable in absolute dollars as the Company continued to develop its products in fiscal year 1999.

Marketing expenses were $18,000 and $47,000 for the second quarter and first half of fiscal year 1999, respectively, as compared to $129,000 and $250,000 during similar periods of fiscal year 1998. The comparative decrease in marketing expense is primarily due to reduction in the work force.

General and administrative expenses decreased to $1,319,000 and $2,257,000 during the second quarter and first half of fiscal year 1999, down from $1,462,000 and $2,798,000 during the fiscal year 1998 comparable periods. The decrease results from reduced legal fees associated with the stockholder class action lawsuit and lower headcount.

Other income for the three and six months ended September, 27, 1998 was comprised solely of the $2.2 million payment from Delphi.

Interest income decreased to $48,000 and $135,000 during the second quarter and first half of fiscal year 1999, as compared to $321,000 and $774,000 during the prior fiscal year's same periods. The decrease is due to the decline in funds available for investment purposes.

Interest expense was $130,000 and $248,000 during the three and six month periods ended September 27, 1998 as compared to $148,000 and $299,000 during the same period of fiscal 1998. This decrease in interest expense results from reduced principal balances of long-term debt.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $8,991,000 net cash for operating activities during fiscal year 1999's first six months compared to using $11,437,000 during the first six months of fiscal year 1998, a decrease between comparable periods of $2,446,000. This decrease resulted primarily from a decrease in net loss, the collection of accounts receivable and the proceeds of an insurance advance which were offset by the reduction of accrued liabilities.

During the six months ended September 27, 1998, the Company used $4,769,000 net cash from investing activities compared to providing $1,296,000 during the first six months of fiscal year 1998, an increased usage of $6,065,000 between comparable periods. The usage in fiscal 1999 was comprised solely of capital expenditures. There were no purchases or maturities of long term investments during the first half of fiscal 1999.

The Company provided $12,498,000 net cash from financing activities during fiscal year 1999's first six months compared to $3,933,000 during the first six months of fiscal year 1998. This increase resulted from the proceeds of the issuance of preferred stock and the initial borrowing on a line of credit from a principal stockholder.

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

The major components of construction in progress with their estimated costs and start dates are as follows: mixing, coating, etching, laminating and slitting equipment, $8,732,000, March 1997; assembly equipment, $15,954,000, March 1994; extraction, packaging, and conditioning equipment, $6,667,000, August 1993; and factory improvements and miscellaneous equipment, $2,447,000, June 1997. The estimated completion date for these major categories of CIP is the end of the first quarter of fiscal 2000. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

The Company expects that its existing funds as of September 27, 1998, together with the interest earned thereon, will be sufficient to fund the Company's operations through March, 1999.

In July 1998, the Company completed private financing arrangements of up to $25,000,000, under which it sold $7,500,000 of convertible preferred stock and had a commitment from the investor to purchase an additional $7,500,000 of convertible preferred stock subject to the completion of certain milestones. Under the terms of the agreements, the Company sold 7,500 shares of a newly designated Series A Convertible Preferred Stock for aggregate gross proceeds of $7,500,000. Simultaneously, the Company arranged a guaranteed line of credit from an affiliate of Carl E. Berg, a director and principal stockholder of the Company, in an amount up to $10,000,000, under which it has already drawn down $2,500,000.

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

         CAUTIONARY STATEMENT

         Year 2000 issues are widespread and complex. While we believe we will address them on a timely basis, we cannot assure you that we will be successful or that these problems will not materially adversely affect our business or results of operations. To a large extent, we depend on the efforts of our suppliers and other organizations with which we conduct transactions to address their Year 2000 issues, over which we have no control. The statements regarding the expected outcome and timing of Year 2000 efforts are forward-looking statements. Actual results could differ materially from our expectations due to unforeseen problems arising in connection with completion of our Year 2000 program, the risk that we will fail to identify a Year 2000 problem critical to the operations of Valence, or that our vendors/suppliers will suffer problems that will inhibit them from delivering their products to us on a timely basis.

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

The shares of Series A Preferred are convertible into shares of Common Stock (the "Conversion Shares") at the option of the holder. The initial conversion price (the "Fixed Conversion Price") with respect to any conversion which occurs prior to July 27, 1999 (or, if the Company has not signed and announced a material contract or contracts for the sale of batteries on or before January 27, 1999, with respect to any conversion after January 27,
1999) is $6.03. For conversions following July 27, 1999 (or January 27, 1999, if a material contract has not been signed prior to that date), the conversion price would be the lower of the Fixed Conversion Price or the Variable Conversion Price. The "Variable Conversion Price " means 101% of the average of the two lowest closing bid prices of the Common Stock for the number of trading days set forth in the schedules below:

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

The number of shares of Common Stock, in the aggregate, which may be issued pursuant to the conversion of Series A Preferred is 5,071,913. The Company agreed to seek stockholder authorization at its next annual meeting to issue shares above this limit, to the extent such additional shares are necessary due to the Variable Conversion Price.

The purchaser has agreed to purchase up to $7.5 million of additional shares of Series A Preferred, on the same terms and conditions, subject to the achievement of certain milestones by the Company.

The terms of the Series A Preferred were amended in December 1999 to cause the Series A Preferred to convert at the Fixed Conversion Price regardless of the timing of the conversion, the achievement of the milestones, or the trading price of the Company's Common Stock.

The purchaser also received warrants to purchase up to 447,761 shares of Common Stock at an exercise price of $6.7838 per share.

In connection with the sale price of Series A Preferred, the Company paid Gemini Capital LLC, the placement agent, a fee of $375,000. The placement agent also received warrants to purchase up to 87,500 shares of Common Stock at an exercise price of $4.9375 per share. Both the purchaser and the placement agent are entitled to receive additional warrants if additional shares of Series A Preferred are sold.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits
                  --------

                  4.1*      Securities Purchase Agreement, dated July 27, 1998
                  4.2*      Registration Rights Agreement, dated July 27,1998
                  4.3*      Certificate of Designation of Series A Convertible
                            Preferred Stock, as filed with the Delaware
                            Secretary of State on July 27, 1998
                  4.4*      Form of Warrant to CC Investments, LDC
                  4.5*      Form of Warrant to Gemini Capital, LLC
                  4.6*      Form of Warrant to Baccarat Electronics, Inc.
                  27        Financial Data Schedule

                  *         Incorporated by reference to the like-numbered
                            exhibit in the Company's Current Report on Form 8-K, filed August 4, 1998 (Commission No. 0-20028).

         b.       Reports on Form 8-K
                  -------------------
                  The Company filed a current report on Form 8-K on August 3, 1998 announcing the initial closing of the financing.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                VALENCE TECHNOLOGY, INC.
                                (Registrant)

Date: February 24, 1999           By: /s/ Lev M. Dawson
                                      ---------------------------------------
                                      Lev M. Dawson
                                      Chairman of the Board, Chief Executive
                                      Officer, President and Acting Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)

                                EXHIBIT INDEX

Exhibit Number         Exhibit
--------------         -------
     4.1*              Securities Purchase Agreement, dated July 27, 1998
     4.2*              Registration Rights Agreement, dated July 27,1998
     4.3*              Certificate of Designation of Series A Convertible
                       Preferred Stock, as filed with the Delaware Secretary of
                       State on July 27, 1998
     4.4*              Form of Warrant to CC Investments, LDC
     4.5*              Form of Warrant to Gemini Capital, LLC
     4.6*              Form of Warrant to Baccarat Electronics, Inc.
    27                 Financial Data Schedule

* Incorporated by reference to the like-numbered exhibit in the Company's Current Report on Form 8-K, filed August 4, 1998 (Commission No. 0-20028).