Form 10-K
period 1999-03-28
VALENCE TECHNOLOGY INC
filed 1999-06-28
CIK 885551

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
         1934
         For the fiscal year ended MARCH 28, 1999

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
         _____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         77-0214673
           --------                                         ----------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                                301 CONESTOGA WAY
                             HENDERSON, NEVADA 89015
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code, is (702) 558-1000

                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Each Exchange on Which Registered
        -------------------           -----------------------------------------
               None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

                                   ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 5 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates on June 11, 1999 (based upon the Nasdaq National Market closing price on such date) was $150,962,182.*

As of June 11, 1999, there were 26,744,167 shares of the Registrant's Common Stock outstanding.

*Excludes approximately 5,178,141 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at June 11, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                        Exhibit Index on pages 39 and 40

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Part I

The following discussion contains forward-looking statements. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions, including those discussed in "Item 1. Business" as well as under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Forward Looking Information." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Thus, no assurance can be given that Valence Technology, Inc. (together with its subsidiaries, "Valence" or the "Company") will be able to accomplish the strategies discussed below.

ITEM 1
BUSINESS

OVERVIEW

Valence is engaged in research and development to produce advanced rechargeable batteries based upon lithium ion and polymer technologies. The Company's objective is to become a leading provider of rechargeable batteries and/or rechargeable battery technology. The Company announced in July 1995, that it had obtained a license to a plastic lithium battery technology from Bell Communications Research, Inc. ("Bellcore"). Since that time, the Company has been working to integrate the Bellcore technology with its own lithium polymer battery technology. At the same time, the Company has continued the redesign and modifications to its manufacturing equipment in Northern Ireland to support the potential future commercial introduction of this new battery design.

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

Valence is a development stage company whose primary activities to date have been acquiring and developing technology, implementing a production line, manufacturing limited quantities of prototype batteries, recruiting personnel and obtaining capital. Except for insubstantial revenues from limited sales of prototype lithium polymer batteries, substantially all of the Company's revenues to date have been derived from a completed research and development contract with the Delphi Automotive Systems Group of General Motors Corporation ("Delphi"
- formerly Delco-Remy Division), and the Company presently has no commercial batteries available for sale. Prior to commencing volume production, the Company does not expect to receive any significant revenues from the sale of its products. To achieve profitable operations, the Company must successfully develop, manufacture and market its products. There can be no assurance that any products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed or achieve market acceptance.

The Company was incorporated in Delaware in March 1989 under the name Ultracell, Inc. and changed its name to Valence Technology, Inc. in March 1992. The Company's executive offices are currently located at 301 Conestoga Way, Henderson, Nevada 89015 and the telephone number is (702) 558-1000.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. Management has implemented certain budgetary controls and is actively pursuing capital grant advances from the Northern Ireland Industrial Board. However, the Company's fiscal 2000 operations plan places significant reliance on obtaining outside financing. There can be no assurance that any new debt or equity issuances could be successfully consummated. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be substantial.

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

THE BATTERY INDUSTRY

There are two types of batteries, primary and rechargeable. A primary battery is used until discharged and then discarded. In contrast, after a rechargeable battery is discharged, it can be recharged to near full capacity and used again. Rechargeable batteries are generally usable in all primary battery applications as well as other applications, such as notebook computers, cellular telephones, camcorders, automobiles and cordless tools and appliances.

In the rechargeable battery market, the principal competitive technologies are NiCad, lead acid, nickel metal hydride, and liquid and solid electrolyte lithium metal and liquid lithium ion batteries. NiCad batteries are currently the most widely used batteries in portable electronics. Lead acid batteries are primarily used in automobiles and, to a lesser degree, are also used in a sealed form in certain portable electronic products. Nickel metal hydride batteries, which offer certain performance and environmental improvements over NiCad batteries, have been introduced into the market and compete directly with existing applications for NiCad batteries. Sony Corporation ("Sony") and other Japanese manufacturers are selling liquid electrolyte lithium ion batteries. Liquid electrolyte lithium ion batteries offer significant advantages in energy density and cycle life over conventional rechargeable battery technologies currently in use and are expected by the Company to be the technology of choice for high value added applications. Sony and other manufacturers are offering liquid electrolyte lithium ion batteries in the marketplace and to OEMs in significant volumes. Bellcore has licensed its plastic lithium ion battery technology to as many as eleven other companies, in addition to the Company, although their identities have not been announced. As OEMs frequently require extensive lead times to design new batteries into their products, the availability of these liquid and solid electrolyte lithium ion batteries from the Company's competitors could materially adversely affect the demand for, and market acceptance and penetration of the Company's products, if and when developed. Additionally, the Company may have to compete with the other Bellcore licensees, who may have access to essentially the same base technology as the Company.

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

MARKETS AND APPLICATIONS

The Company believes that its battery technology, if it can lead to commercial products, will potentially be usable in a number of applications, including as a portable, rechargeable power source for portable electronics products including notebook computers and cellular telephones, automotive starter, lighting and ignition ("SLI"), electric vehicles and military equipment. To commercialize its products in the foregoing markets, the Company will be dependent upon obtaining assistance from OEMs into whose products the Company's future batteries will have to be incorporated. Other than certain completed research and development commitments from Delphi and a completed joint research and development agreement with Eveready Battery Company ("Eveready"), to date, the Company has not received any commitments either for the development of its technology or for the purchase of its products. There can be no assurance that the Company will succeed in establishing additional relationships or that the Company's products and technology will ever receive market acceptance.

REAL PROPERTY

The Company's corporate offices and principal laboratories are in a facility that it owns, with approximately 55,000 square feet, located in Henderson, Nevada. The Company has a mortgage of $1,606,000 on the facility as of March 28, 1999 which bears interest at 10.4%. An independent real estate appraisal completed July 27, 1998 estimated the fair market value of the property at $4,700,000. The Company's Dutch subsidiary owns a manufacturing facility in Mallusk, Northern Ireland, with approximately 80,000 square feet. The Company has an option to purchase an adjacent facility of approximately 50,000 square feet under a lease purchase agreement. The lease purchase agreement provides for a two-year term that commenced on May 11, 1999. The Company has the option to purchase this property at any time until the termination of the lease at the purchase price of L1,000,000. The rent for this property is L200,000 per annum. Additionally, the Company leases 4,200 square feet in Kirkland, Washington for the purpose of advanced materials research. This lease provides for a term of 36 months that commenced on October 11, 1998.

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

In September 1994, the Company and Delphi entered into a new agreement for Joint Research and Development for a five year period which began in September 1994, with payments to Valence of $50,000 for a monthly research and development access fee, of which $100,000, $600,000, and $650,000 was recognized during fiscal year 1999, 1998, and 1997, respectively, as an offset to research and product development expenses. Under this agreement the Company and Delphi agreed to co-locate their research and development efforts at an unoccupied lithium battery manufacturing facility located in Henderson, Nevada. As of June 1995, both parties had relocated to the facility and begun joint research efforts. Under the agreement, Delphi, in addition to the monthly research and development access fee, was paying a portion of the operating expenses of the facility.

Delphi is a leading manufacturer of SLI batteries in North America, producing batteries for new General Motors Corporation vehicles and the replacement market. Delphi is experienced in working with a number of currently-used battery technologies and is a leader in the research and development of innovative battery technologies. Under its agreements with the Company, Delphi provided fundamental research assistance and manufacturing expertise. The Company's work with Delphi has enhanced the Company's scientific and technical understanding of its lithium polymer battery.

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

         VALTRON TECHNOLOGY PTE. LTD.

In March 1994, the Company and Goldtron Ltd. ("Goldtron") signed an agreement to establish a joint venture company in Singapore to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies. Goldtron is a worldwide developer, manufacturer and distributor of electronic and telecommunications products, with extensive distribution channels in the Far East, as well as worldwide distribution capabilities. In light of the Company's refocus on research and development, the Company and Goldtron have put the joint venture on hold, awaiting development of a viable battery technology that Valtron may be able to manufacture. Since the joint venture was on hold, Goldtron has licensed a liquid lithium-ion technology and is in the process of commercializing that technology. There can be no assurance that if the Company desires to reactivate the joint venture, Goldtron will still be interested in pursuing the Company's technology.

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

         HANIL VALENCE CO., LTD.

In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute advanced rechargeable solid polymer electrolyte batteries utilizing the Company's solid polymer technologies for the Korean markets. Hanil Telecom is a subsidiary of Hanil Cement Mfg. Co., Ltd., a major conglomerate in Korea producing a wide variety of products for the Korean market. Hanil Valence Co., Ltd. ("Hanil Valence Co."), the joint venture company, is located in a Korean facility and has a capitalization of $10 million. All funds have been provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of Hanil Valence Co. Additionally, Hanil Telecom will provide $40 million in loan guarantees to Hanil Valence Co. It is anticipated that the Company will supply Hanil Valence Co. with its proprietary laminates, from which Hanil Valence Co. will manufacture batteries for the Korean market. The Company began shipping laminate material for the testing of production equipment and the manufacture of batteries to Hanil Valence Co. in May 1999. Additionally, Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom is obligated to market the joint venture's initial products for a period of several years, depending on the market. The Company has no experience in manufacturing in Korea or selling into the Korean marketplace, and is dependent on its joint venture partner in these areas. The Korean marketplace has experienced turmoil in the last several years and such activity may adversely and materially affect Hanil Valence Co.

         ALLIANT / VALENCE, L.L.C.

The Company and Alliant Techsystems Inc. ("Alliant") signed an agreement in October 1996, to establish a joint venture company utilizing the Company's battery technology and technology obtained under the Company's Bellcore license to develop and manufacture batteries for its U.S. military customers as well as for foreign military sales activities. Alliant / Valence, L.L.C. ("Alliant / Valence"), the joint venture company, will operate a battery fabrication facility at Alliant's Power Sources Center in Horsham, Pennsylvania. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. Alliant's Power Sources Center is a major producer of military and aerospace batteries. In January 1997, Alliant announced receipt of a $1.2 million contract award from the U.S. Army Communications Electronics Command ("CECOM") to develop and implement flexible manufacturing processes for lithium ion polymer batteries to be used by the Army. The work will be performed by Alliant / Valence. At March 28, 1999, the net assets and operations of the joint venture were not material.

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

         BELL COMMUNICATIONS RESEARCH, INC.

In June 1995, the Company entered into a non-exclusive license agreement with Bellcore, to license Bellcore's plastic lithium battery technology. Under this agreement, the Company received rights to patents, trade secrets and know-how developed by Bellcore. The Company is in the process of integrating the Bellcore technology with the Company's lithium polymer technology, and believes that the Bellcore technology provides solutions to several technical problems the Company was facing with regard to its technology. As part of the agreement, which includes license fees and royalty payments, Bellcore received a minority equity position in the Company of 1,500,000 shares of common stock. Additionally, the Company secured the right to grant, and has granted, to Delphi a sublicense to make, have made, use and sell batteries for land, marine, and air vehicles, including electric vehicles, and utility load-leveling applications. In November 1997, Bellcore was acquired by Science Applications International Corporation ("SAIC") and its name was changed to TELCORDIA Technologies.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and product development expenses in fiscal years 1999, 1998 and 1997 were approximately, $22,171,000, $15,432,000 and $10,825,000 respectively. During fiscal years 1999, 1998 and 1997, the Company received $100,000, $600,000 and $650,000, respectively, as reimbursements for research and
development activities.

The Company's research personnel are divided into two groups: the battery research and development group and the battery engineering group. The Company's battery research and development group works on developing the existing technology, materials and processing methods and developing the Company's battery technology. The 10 people in this group have expertise in chemical engineering, process control, safety, and anode, cathode and electrolyte chemistry and physics, polymer chemistry and radiation chemistry, thin film technologies, coating technologies, and analytical chemistry and material science.

The battery engineering group designs products for eventual sale to customers. Its current objectives are to provide prototypes to prospective customers and to improve current designs and manufacturing methods. The principal objectives of this group also include making significant improvements in battery design to increase energy densities and cycling capabilities. The 8 people in this group have expertise in battery design, failure analysis, packaging engineering, process development and manufacturing engineering.

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

In September 1993, the Company signed an agreement to open an automated manufacturing plant in Mallusk, Northern Ireland. The Company currently occupies 80,000 square feet, and has the option to add 50,000 square feet. The Company, with its equipment suppliers, has designed and constructed a high volume, automated assembly and packaging lines for the Northern Ireland facility. The Company's high volume manufacturing equipment was specifically designed for use with the Company's prior metallic lithium anode technology. The Company has been working with its equipment suppliers to redesign and modify this equipment to work with the Company's newest battery technology. The amount of redesign and modification that is required is substantial and there can be no assurance that such redesign and modifications will work or will be cost effective. If all or some of the equipment in Northern Ireland cannot be effectively redesigned and modified, the Company will have to procure new equipment at considerable expense and loss of time.

The first automated assembly lines have been delivered to the Northern Ireland facility. De-bugging of the lines has gone much slower than expected. The lines' reliability and yield are predictably low, although the Company believes that it will eventually reach its production goals, but there can be no assurance as to the timing or even the success of this qualification process. Upon qualification of the lines, product samples are expected to be sent to potential customers for evaluation. The first line is initially slated to produce the Company's larger portable-computer cell format (approximately four inches by four inches) battery. The second line will produce smaller batteries for cellular phones and other small battery applications.

The Company has been unable to meet its prior schedules regarding delivery, installation, de-bugging and qualification of the Northern Ireland production equipment. As most of the production equipment is being custom manufactured for the Company, it is possible that further problems will develop and cause delay in the Company's current schedules. Many of the manufacturing processes that are being implemented in this production equipment are being scaled up for the first time from the Company's laboratory scale prototype work. It is likely that some of these scaled up processes will require refinement, adjustment or redesign. Any of these possibilities could cause substantial delay in the qualification and/or production start-up of this equipment. Such delays could cause the Company to miss significant sales and marketing opportunities, as potential lithium polymer battery customers are forced to find other vendors to meet their needs. Additionally, even if the Company is able to qualify production equipment in this calendar year, the reliability and/or production yields may not allow the Company to provide sufficient qualification samples to potential customers.

From its discussion with potential customers, the Company expects that customers will require an extensive qualification period once the customer receives its first commercial product off a production line. As of June 11, 1999, the Company has not provided any such commercial product to any potential customer, and therefore, has not started any formal product qualification period.

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

In addition to currently marketed technologies, a number of companies are undertaking research in rechargeable battery technologies, including work on lithium polymer technology. Reportedly, as many as eleven other companies have taken licenses to Bellcore's battery technology, although their identities have not been announced. Ultralife Batteries, Inc., which acquired Dowty Battery Company in the United Kingdom in 1994, has announced shipment of prototype lithium ion polymer batteries, and announced plans to begin commercial shipments in 1998. Hydro-Quebec in Canada has signed an agreement with Yuasa Battery Co., Ltd. of Japan for technology transfer and the manufacture of lithium ion polymer batteries. Recently, Hydro-Quebec and Yuasa have announced the introduction of such a rechargeable lithium polymer battery. The Company believes that other research and development activities on lithium polymer batteries are taking place at W. R. Grace & Co., 3M, and Ray O Vac in the U.S. and at other companies in Japan and Malaysia. In May 1995, Moltech Corp. announced that it expected to begin production shipments of its lithium polymer batteries in mid-to-late 1996. This was subsequently modified to 1998. In October 1992, the United States Advanced Battery Consortium ("USABC") awarded the first $6,300,000 of a three-year $24,500,000 contract to a group consisting of W. R. Grace & Co., Johnson Controls and affiliated laboratories to develop a thin-film lithium polymer bipolar battery utilizing solid polymer electrolytes. At that time, the USABC also awarded a three-year $17,300,000 contract to Saft America Inc. to pursue a bipolar form of the lithium iron disulfide battery first developed at the Argonne National Laboratory. In December 1993, the USABC announced the grant of a two-year $33,000,000 contract to a partnership formed by 3M, Hydro-Quebec and Argonne for the development of lithium polymer batteries for electric vehicles, for which a second phase was announced in February 1996, for $27,400,000. The Company also believes that research is underway on zinc air, aluminum air, sodium sulphur, zinc bromine and nickel zinc battery technologies. No assurance can be given that such companies are not developing batteries similar or superior to the Company's lithium polymer batteries.

PATENTS AND TRADE SECRETS

The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

As of March 28, 1999, the Company held 191 United States patents which have a range of expiration dates from 2003 to 2015 and had 41 patent applications pending in the United States. The Company was preparing 81 additional patent applications for filing in the United States. The Company also actively pursues foreign patent protection in countries of interest to the Company. As of March 28, 1999, the Company had been granted 23 foreign patents and had 114 patent applications pending in foreign countries.

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

HUMAN RESOURCES

As of May 1, 1999, the Company had 50 full-time employees at its Henderson, Nevada headquarters, of whom 7 held Ph.D. degrees. Of these employees, 10 employees were engaged in research and development, 8 in battery engineering, 17 in operations and 15 in marketing, general and administrative functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good. In addition to the above employees, as of May 1, 1999, the Company's Dutch subsidiary had 123 full-time employees located in Northern Ireland.


                                      -11-
ITEM 2
PROPERTIES

The Company's corporate offices and principal laboratories are in a facility that it owns, with approximately 55,000 square feet, located in Henderson, Nevada. The Company's Dutch subsidiary owns a manufacturing facility in Mallusk, Northern Ireland, with approximately 80,000 square feet. The Company has an option to purchase an adjacent facility of approximately 50,000 square feet under a lease purchase agreement. The lease purchase agreement provides for a two-year term that commenced on May 11, 1999. The Company has the option to purchase this property at any time until the termination of the lease at the purchase price of L1,000,000. The rent for this property is L200,000 per annum. Additionally, the Company leases 4,200 square feet in Kirkland, Washington for the purpose of advanced materials research. This lease provides for a term of 36 months that commenced on October 11, 1998.

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

On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs appealed to the Ninth Circuit Court of Appeals, which heard argument in December 1998. In April 1999, the Ninth Circuit issued an opinion reversing the District Court's order with respect to the grant of summary judgment in favor of the Company and remanded the case back to the District Court. Although the Company continues to believe that it has a meritorious defense in this lawsuit, an unfavorable resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operation.

In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of a contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. The matter is presently stayed pending settlement discussions, and no trial date has been set.

In September 1998, Klockner Bartelt/Medipak, Inc. d/b/a/ Klockner Medipak filed suit against the Company in the United States District Court for the Middle District of Florida (File No. 98-1844-Civ-7-24E) alleging breach of contract by the Company with respect to an agreement for the supply of battery manufacturing equipment, and claimed damages of approximately $2,500,000. On January 20, 1999, the Company filed a counterclaim against Klockner alleging breach of contract, breach of express warranty, breach of the implied warranty of merchantability, breach of the implied warranty of fitness for a particular purpose, and rescission and restitution and claimed compensatory damages to be determined at trial. The case has been set for trial in March 2000.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on February 4, 1999. The Company's stockholders elected the Board's nominees as directors by the votes indicated:

                  Nominee                            Votes For                           Votes Against
                  -------                            ---------                           -------------
                  Lev M. Dawson                      23,279,261                             180,507
                  Carl E. Berg                       23,280,185                             179,583
                  Alan F. Shugart                    23,279,665                             180,103
                  Bert C. Roberts, Jr.               23,281,342                             178,426

A proposal to amend the 1996 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 410,000 shares was ratified with 22,585,386 votes in favor, 764,403 against and 109,979 abstentions.

A proposal to approve the conversion and exercise of the Company's securities issued in a private financing was ratified with 11,964,282 votes in favor, 407,844 against, 132,465 abstentions and 10,955,177 broker non-votes.

The selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending March 28, 1999 was ratified with 23,340,273 votes in favor, 74,876 against and 44,619 abstentions.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 28, 1999, are as follows:

  Name                           Age      Position
  ----                           ---      --------
  Lev M. Dawson                  60       Chairman of the Board, Chief Executive Officer, President
  Roy A. Wright                  55       Senior Vice President, Operations
  Robert J. Horning              56       Vice President, Engineering & Standards
  George W. Adamson              32       Vice President, Process Engineering & Development
  Joseph T. Lundquist            59       Vice President, Research & Development
  Jay L. King                    52       Vice President & Chief Financial Officer
  William J. Battison III        49       Vice President, Marketing & Sales

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

Mr. Wright joined the Company in his current capacity in February of 1999. He was previously Chairman and CEO of Iwerks Entertainment, a technology based attractions company from 1994 to 1998. Prior to Iwerks, Mr. Wright held senior management positions in a number of technology based companies including President and CEO of both RDI Computer Corporation and Unison Technologies, and COO of Corvus Systems, Inc. and Victor Technologies, Inc.

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

Dr. Adamson was appointed Vice President, Process Engineering and Development in September 1998. He joined Valence in 1996 and has held positions as a research scientist, project manager, and Director of Product Development. From 1994 to 1996, he was a research scientist with Zinc Air Power. Dr. Adamson, who has a Ph.D. in physical chemistry from Massachusetts Institute of Technology, has authored various technical publications and has several patents pending in the area of battery components.

Dr. Lundquist rejoined the Company in July 1998 as Director of Research and Development. In September 1998, he was appointed Vice President of Research and Development. For the prior two years, he served as a consultant to the battery industry. Prior to that, he worked for United Technologies and W.R. Grace & Co., for over 20 years, on fuel cells, batteries and battery components research and development. Dr. Lundquist, who has a Ph.D. in electro-analytical chemistry from Michigan State University, has authored over 35 technical articles and holds approximately 30 patents in the areas of batteries and battery components.

Mr. King joined the Company in April of 1999. Mr. King previously served as the CFO and was a member of the board of Casinovations, a high-tech developer and manufacturer of electronic based and software driven gaming devices and products from 1995. Mr. King has also held key management positions at a number of engineering and technology based companies, spending more than 10 years at Bechtel in San Francisco and 6 years at PG&E. In addition, he previously held senior positions at I.C. Refreshments Company, Sigma Game Inc. and Ernst & Whinney. Mr. King holds a bachelor's degree in accounting and an MBA from the University of Utah and is a Certified Public Accountant.

Mr. Battison joined the company in March of 1999. Previously he was Executive Vice President, Marketing and Sales of Iwerks Entertainment from 1995 to 1998. Prior to Iwerks he owned his own software development firm, MDS, Inc. He was President of Westwood One, Inc., the nation's largest radio network from 1985 to 1992 and prior to that, President of Admar Research, a marketing research firm based in New York. He was also formerly a management consultant in the Technology Management practice with Booz-Allen and Hamilton.

Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the company.

PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Since May 7, 1992, Valence's common stock, par value $0.001, has been traded on the Nasdaq National Market System under the symbol "VLNC." The high and low closing sales prices during each quarter for Valence common stock on Nasdaq for fiscal years 1998 and 1999 were as follows:

                                                                   High                       Low
                                                                   ----                       ---
           Fiscal 1998
           -----------
           Quarter ended June 29, 1997                            $10                        $5-3/4
           Quarter ended September 28, 1997                         9-1/8                     6-7/8
           Quarter ended December 28, 1997                          9                         4-1/4
           Quarter ended March 29, 1998                             6-1/2                     4-1/4

           Fiscal 1999
           -----------
           Quarter ended June 28, 1998                            $ 6-1/16                   $4-9/16
           Quarter ended September 27, 1998                         5-3/4                     3-7/16
           Quarter ended December 27, 1998                         10-7/8                     4-1/8
           Quarter ended March 28, 1999                             8-9/16                    6-1/8

The approximate number of record holders of the Company's Common Stock as of June 11, 1999, was 708.

Valence has not paid any cash dividends since its inception. As the Company intends to retain earnings, if any, to finance future operations and expansion, the Company does not anticipate paying cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The terms of our Series A preferred stock and Series B preferred stock also prohibit the payment of cash dividends without the prior consent of the holder.

Concurrently with the sale of the Company's Series A Preferred Stock on July 27, 1998, Baccarat Electronics. Inc. ("Baccarat"), an affiliate of Carl Berg, a director of the Company, loaned the Company $2.5 million. Baccarat has agreed to loan the Company up to an additional $7.5 million on specified terms. In connection with the loan, Baccarat received warrants to purchase up to 149,254 shares of the Company's Common Stock at an exercise price of $6.7838 per share, and was entitled to additional warrants if further amounts are loaned to the Company. Pursuant to this agreement, the Company issued to Baccarat additional warrants to purchase an aggregate of 119,403 shares of the Company's Common Stock at an exercise price of $6.7838 per share in connection with further loans in an aggregate amount of $2,000,000 during the fourth quarter of Fiscal 1999. Such warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, over the period beginning on December 28, 1998 and ending on March 28, 1999.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                   SELECTED CONSOLIDATED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Period from                                  Years ended
                                            March 3, 1989
                                         -------------------------------------------------------------------
                                         (date of inception) March 28, March 29,
                                         March 30, March 31, March 26,
                                          to March 28, 1999      1999        1998        1997       1996         1995
                                         -------------------  ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Revenue:
   Research and development contracts              $  21,065  $      --   $      --   $      --   $      --   $   4,150

Cost and expenses:
   Research and product development                  106,652     22,171      15,432      10,825       8,047      14,762
   Marketing                                           3,637        105         855         205         486         705
   General and administrative                         46,182      6,753       7,066       6,168       5,614       6,269
(1)Write-off of in-process technology                  8,212         --          --          --       6,064          --
(2)Investment in Danish subsidiary                     3,489         --          --          --          --          --
   Special charges                                    18,872         --          --          --          --      18,872
                                                   ---------  ---------   ---------   ---------   ---------   ---------
      Total costs and expenses                       187,044     29,029      23,353      17,198      20,211      40,608

Operating loss                                      (165,439)   (29,029)    (23,353)    (17,198)    (20,211)    (36,458)

Interest and other income                             17,881      2,980       1,174       2,558       3,549       3,606
Interest expense                                      (4,933)      (643)       (528)       (814)       (931)       (777)
Equity in earnings (losses)
   of Joint Venture                                   (1,945)       268      (1,779)       (434)         --          --
                                                   ---------  ---------   ---------   ---------   ---------   ---------
Net Loss                                           $(154,436)   (26,424)    (24,486)    (15,888)    (17,593)    (33,629)
                                                   ---------
                                                   ---------
Beneficial conversion feature on
   preferred stock                                               (2,865)          --          --          --          --

Net loss available to common
   stockholders                                                $(29,289)   $(24,486)   $(15,888)   $(17,593)   $(33,629)
                                                              ---------   ---------   ---------   ---------   ---------
                                                              ---------   ---------   ---------   ---------   ---------
Net loss per share available to common
   stockholders, basic and diluted                             $  (1.13)   $  (1.06)   $  (0.73)   $  (0.83)   $  (1.68)
                                                              ---------   ---------   ---------   ---------   ---------
                                                              ---------   ---------   ---------   ---------   ---------
(3)Shares used in computing net loss per
   share available to common stockholders,
   basic and diluted                                             25,871      23,010      21,684      21,261      20,059
                                                              ---------   ---------   ---------   ---------   ---------
                                                              ---------   ---------   ---------   ---------   ---------

                                                                March 28,     March 29,     March 30,     March 31,     March 26,
                                                                   1999          1998          1997         1996           1995
                                                                ---------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA:
   Cash and cash equivalents                                    $   2,454     $   8,400     $  27,832     $  24,569     $ 16,602
   Investments                                                         --            --         9,556        32,282       57,869
   Working capital                                                 (7,784)       (1,773)       26,105        41,281       45,011
   Total assets                                                    38,401        42,894        55,526        70,247       92,007
   Long-term debt                                                   8,171         4,950         5,217         6,169        8,811
   Accumulated deficit                                           (154,436)     (128,012)     (103,526)      (87,638)     (70,045)
   Total stockholders' equity                                       7,955        22,962        38,349        53,010       66,784

--------------
(1) See Note 12 of Notes to Consolidated Financial Statements (2) See Note 13 of Notes to Consolidated Financial Statements (3) See Note 2 of Notes to Consolidated Financial Statements

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than insubstantial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a completed research and development contract with the Delphi Automotive Systems Group of General Motors Corporation ("Delphi" - formerly Delco-Remy Division). The Company has incurred cumulative losses of $154,436,000 from its inception to March 28, 1999.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 28, 1999 (FISCAL 1999), MARCH 29, 1998 (FISCAL 1998) AND MARCH 30, 1997 (FISCAL 1997)

During fiscal 1999, the Company continued development activities under a research and development agreement with Delphi. The first phase of the original multi-year agreement, which provided for aggregate funding of up to $20,000,000, was completed during the quarter ending September 25, 1994.

In September 1994, the Company and Delphi signed a new five-year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, and Delphi paid a fee of $50,000 per month over the five-year term of the new agreement for access to the Company's research and development (of which $100,000, $600,000 and $650,000 were recognized during fiscal 1999, fiscal 1998 and fiscal 1997, respectively as an offset to research and product development expenses). In addition, Delphi paid a portion of the facility's operating costs through August 1998. The Company has treated both of these payments as an offset to expenses.

In May 1998, the Company and Delphi announced the successful completion of their collaboration on lithium polymer battery development. Delphi will retain a license to use Company-developed lithium polymer technology for vehicular and stationary load leveling / peak shaving applications. The Company will retain a license to use Delphi-developed lithium polymer technology in all other applications. The Company anticipates that it will receive no further payments as a result of the Joint Research and Development agreement with Delphi. The final payment of $2,200,000 was received on June 30, 1998 and was recorded as a component of other income.

Research and product development expenses were $22,171,000, $15,432,000 and $10,825,000 during fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 versus fiscal 1998 and fiscal 1998 versus fiscal 1997 reflects the Company's increased efforts to commercialize a product, including increases in purchasing, machine design engineering, testing, and production raw materials for debugging equipment.

Marketing expenses were $105,000, $855,000 and $205,000 for fiscal 1999, 1998 and 1997, respectively. The decrease in expenditures between fiscal 1999 and fiscal 1998 is the result of the completion of the severance process for two highly compensated former employees during fiscal 1998. No further severance expense was required in 1999. The marketing efforts in 1999 were a concentration on core product development. The comparative increase from fiscal 1997 to fiscal 1998 was the result of higher travel expenses, the utilization of consultant services, and increased payroll which included substantial severance expense.

General and administrative expenses were $6,753,000, $7,066,000 and $6,168,000 in fiscal 1999, 1998 and 1997, respectively. The fiscal 1999 decrease is due to the reduction of payroll partially offset by compensation expenses of $362,000 related to the extension of certain vested stock options. The fiscal 1998 increase was due to severance expenses of $1,775,000 related to the extension of certain vested options offset by decreased legal costs associated with the shareholder class action lawsuit.

Interest and other income was $2,980,000, $1,174,000 and $2,558,000 in fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 was due primarily to the termination payment from Delphi offset by decreased investment income. The decrease in fiscal 1998 from fiscal 1997 resulted from fewer funds being available for investment.

Interest expense was $643,000, $528,000 and $814,000 during fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 is the result of additional long-term debt acquired during the fiscal year. The decrease in fiscal 1998 was the result of a reduction in long-term debt associated with capital equipment leases.

Equity in the earnings (losses) of the Hanil Valence Co. Ltd joint venture was $268,000, ($1,779,000) and ($434,000) for fiscal 1999, 1998 and 1997, respectively. The earnings in fiscal 1999 were primarily the result of favorable exchanges in foreign currency. The losses in fiscal years 1998 and 1997 were the result of start up costs for the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $22,395,000 net cash for operating activities during fiscal 1999, whereas it used $16,650,000 during fiscal 1998 and $9,537,000 during fiscal 1997, an increase between fiscal 1999 and fiscal 1998 of $5,745,000. This increase as well as an increase between fiscal years 1998 and 1997 of $7,113,000 primarily resulted from research and development losses incurred with efforts to commercialize the Company's products.

During fiscal 1999, the Company used $9,554,000 net cash from investing activities compared to using $6,739,000 during fiscal 1998, while providing $15,103,000 of cash during fiscal 1997. The usage in fiscal 1999 was primarily the result of continuing capital equipment expenditures. The increase in usage between fiscal years 1998 and 1997 was a result of increased capital equipment expenditures and the shortening of investment maturities to support those expenditures.

The Company provided $26,071,000 of net cash from financing activities during fiscal 1999 as compared to $5,065,000 in fiscal 1998 and used $1,399,000 during fiscal 1997. The increase of $21,006,000 in fiscal 1999 resulted from proceeds from the issuance of preferred and common stock and loans from a principal stockholder. The increase in fiscal 1998 from fiscal 1997 of $6,464,000 resulted from reductions in long-term debt and proceeds from the issuance of common stock.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $5,946,000 during fiscal 1999 versus a decrease of $19,432,000 during fiscal 1998.

As of March 28, 1999, the Company had two outstanding letters of credit totaling $550,000 which were collateralized by certificates of deposit equal to the full amount of the letters of credit.

In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A convertible preferred stock at $1,000 per share and warrants, raising gross proceeds of $7,500,000, with transaction costs of $425,000. In December 1998, the Company completed the equity portion of the financing arrangements, issuing 7,500 shares of Series B convertible preferred stock at $1,000 per share and warrants, raising gross proceeds of $7,500,000, with transaction costs of $375,000. The Series A convertible preferred stock and Series B convertible preferred stock accrete at an annual rate of 6% per year, and are convertible into common stock based upon defined conversion formulas. The remaining $10,000,000 of the financing arrangements is in the form of a line of credit arrangement described below.

Under the terms of the certificate of designations of the preferred stock and the warrants, the preferred stock investor may not convert the preferred stock or exercise the warrants if after by doing so the investor will own more than 4.9% of the Company's common stock.

In July 1997, the Company entered into an amended loan agreement with a stockholder, affiliated with a director, which allows the Company to borrow, prepay and re-borrow up to the full $10,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. As of March 28, 1999, the Company had an outstanding balance of $4,500,000 under the Loan Agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at March 28, 1999) and is available through August

30, 2002.

In connection with certain borrowings from a stockholder and director, the Company issued a total of 1,353,000 warrants for the purchase of common stock with exercise prices of between $4.00 and $6.40 per share, subject to certain adjustments. In fiscal 1992, a total of 130,000 warrants were exercised at an exercise price of $4.40 per share payable through the cancellation of $520,000 of indebtedness including accrued interest. The warrants expire on the earlier of the effective date of a reorganization of the Company, as defined, or July 31, 1997. The warrants were deemed to have a nominal value at their date of issuance. In fiscal 1998, the remaining 1,223,000 warrants were exercised at $4.00 per share. In fiscal 1999, in conjunction with an amended loan agreement with a stockholder, the Company issued warrants to purchase 149,254 and 119,403 shares of common stock with an exercise price of $6.03.

During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the "IDB") to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to L27,555,000 ($44,652,878 U.S.), generally become available over a five-year period through October 31, 2001. As of March 28, 1999, the Company had received grants aggregating L4,035,000 ($6,538,718 U.S.) reducing remaining grants available to L23,520,000 ($38,114,160 U.S.) as of March 28, 1999).

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

The major components of construction in progress with their estimated costs and start dates are as follows: mixing, coating, etching, laminating and slitting equipment, $2,481,000, March 1997; assembly equipment, $9,918,000, March 1994; extraction, packaging, and conditioning equipment, $855,000, August 1993; and factory improvements and miscellaneous equipment, $700,000, June 1997. The estimated completion date for these major categories of construction in progress is the end of the third quarter of fiscal 2000. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

At March 28, 1999, the Company had cash and cash equivalents of $2,454,000 and available credit under a line of credit with a stockholder of $5,500,000. The Company expects that its existing funds and available line, together with the interest earned thereon, will be sufficient to fund the Company's operations through the first quarter of fiscal 2000. The Company anticipates that, after taking into account projected revenues and receipt of funds from other sources, it will need to raise in either a debt or equity financing a minimum of $25 million to fund planned capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities in fiscal 2000. The Company's cash requirements, however, may vary materially from those now planned because of changes in the Company's operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. These factors raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

RECENT ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Currently, the Company does not hold derivative instruments or engage in hedging activities.

YEAR 2000 COMPLIANCE

Many existing software programs, computers and other types of equipment were not designed to accommodate the Year 2000 and beyond. If not corrected, these computer applications and equipment could fail or create erroneous results. For Valence, this could disrupt purchasing, manufacturing, sales, finance and other support, thereby causing potential lost sales and additional expenses.

OUR STATE OF READINESS

Our Year 2000 project encompasses both information and non-information systems within Valence as well as the investigation of the readiness of our strategic suppliers/vendors. We have created a Year 2000 Project Team that is responsible for planning and monitoring all Year 2000 activities and reporting to our executive management. It has been reviewing Valence's Year 2000 status for approximately six months now, and has identified and evaluated crucial areas of concern regarding Year 2000 compliance. We define Year 2000 compliance to be, with respect to information technology, that the information technology accurately processes date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations, to the extent that other information technology, used in combination with the information technology being acquired, properly exchanges date/time data with it. Fixes have begun on a majority of these areas. Other areas are still being tested. Our goal is to have all Year 2000 issues resolved by December 31, 1999. To that end, we have inventoried and assessed the Year 2000 readiness of the following:

         VENDORS/SERVICE PROVIDERS. We have distributed letters and questionnaires to all vendors and service providers that are critical to the day-to-day operations of Valence. We have received a letter of compliance from our fire alarm company that our current fire alarm system is in compliance. We are waiting for certification from our electric utility company, however we do have a standby 1000 KW generator with enough fuel to run four weeks.

         ENVIRONMENTAL, HEALTH, SAFETY AND SECURITY SYSTEMS. We have been advised by Statewide Fire Electronics that the fire alarm systems within our plant are Y2K compliant. However, they are dependent on our electric utility company, Nevada Power.

A Nevada Power representative said that when Y2K approaches, they will be off the national grid and will be on their own power. Nevada Power is powered by two generating stations, one is coal powered and the other is gas powered. The Company believes that Nevada Power has a sufficient amount of coal for the coal-powered station. The other station, which is gas powered, will be dependent on Southwest Gas.

Statewide Fire Protection Co. who makes and inspects our sprinklers, risers and hydrant systems said that the system is not electrical and our fire system is in compliance.

The Henderson Fire Department has advised us that it is Y2K compliant. As part of their disruption preparations they are planning to have additional manpower working and a spare fuel truck on site. In the event of a power outage, the Fire Department will man local recreation centers with personnel equipped with radios. In the event of an emergency, or if phone service is disrupted, we will be able to go to the manned recreation center closest to Valence which is the Black Mountain Recreation Center on Horizon.

The EMS system said that 911 is not currently compliant, but they will be compliant by the end of June. The new system is a reverse calling system that will be set up to warn neighbors in the event of a Chlorine release from Timet or any other BMI Complex industries. The residential neighbors will receive an electronic message that tells them to `Shelter In Place' or any other necessary instructions.

Our emergency lights will work on battery back-up long enough to allow employees to evacuate the building.

We will be closed during Y2K but security guards will maintain the building. Wells Fargo, our security provider, said we will be covered. The security computer that regulates badge entry into the building has been backdated to 1993. We anticipate no issues with security. We are furnishing the guards with extra chains and padlocks in the event the doors need to be secured manually.

Conclusion:  There are no known areas of concern as related to EHS functions.

         OPERATIONS AND PROCESS EQUIPMENT. In reviewing the compliance of all operations and process equipment in the Henderson facility, no compliance issues where found. Statements from equipment vendors were obtained to verify this.

         PERSONAL COMPUTERS. All personal computer BIOSs' (basic input/output systems) are being tested for Year 2000 compliance. Currently 100% of all Novell network servers are Year 2000 compliant. Currently 95% of all user workstations are known to have a Year 2000 BIOS. Currently 75% of the personal computers that operate equipment have been tested. Only 2% of these have a Year 2000 compliant BIOS. We have patched the computers that are not Year 2000 compliant with a TSR, a software program that loads at computer startup, that will report the correct date and time to the operating system. This method has been tested and provides acceptable results.

All Northern Ireland primary engineering drawing software is fully compliant as well as our general office software, which has been upgraded to Microsoft Office 97, which is compliant. Our Fourth Shift manufacturing system in its current 16-bit database form is not compliant. An upgrade to the 32 bit database is planned for August / September 1999 at a cost of L10k (approximately $16,500).

         LABORATORIES. The Maccor lab is in the process of being upgraded. Machines are being upgraded and patched for Year 2000. The lab is 50% complete for BIOS and operating system testing and fixes. The electrical chemistry lab is 98% patched and tested. The data acquisition software run by these machines has been tested and we have concluded that there is a minor Year 2000 bug. This may be fixed by a slight program change or upgrading to a newer version of the software. This does not affect the ending results of the data. The Northern Ireland lab is 88% complete for BIOS and operating system testing and fixes. Lantastic Network Version 5, which networks the Maccor cyclers, is not compliant. Lantastic Version 8 has been purchased and is being installed (currently 25% complete). Maccor has been contacted concerning their data acquisition software compliance.

         The dedicated PCs for QC lab equipment are also being BIOS checked. Currently 6 are compliant, 4 were made compliant with the TSR, with another 2 to be tested (83% compliant). All software which interfaces with the instruments is being checked, with 16% so far responding as compliant. One instrument is known not to be compliant and will cease to function in September but we are currently considering whether to backdate the system date. This is a feasible option since we have not previously collected data with this instrument or taken advantage of a reduced price upgrade offer by the manufacturer.

         AUTOMATED MACHINERY. The manufacturing machinery is controlled primarily by PLCs (Programmable Logic Controllers) and in some cases an industrial PC is added as the MMI (Man Machine Interface). Not all PLCs are date aware (their function also does not require it) and therefore would not be affected. We are currently tracking 43 systems which fall in this category, 10 of which have already been fully certified, 15 that are compliant but waiting for vendor written certification, 15 awaiting replies, and 3 with known issues. The three systems with known issues require a software upgrade which will cost L2,500 ($4,125) each.

         IN-HOUSE SYSTEMS. One database has been tested and is known not to be compliant. A programmer has been hired to rewrite the database in another platform making it Year 2000. All other databases at the US facility are Year 2000 compliant, and the Year 2000 Project Team is reviewing the databases at the Northern Ireland facility. The accounting software is not compliant and an upgrade has been received. The upgrade will be installed in early July 1999. The badge security system is not compliant and will need to be replaced or fixed. At present, the system has been backdated to 1993 and there are no apparent problems with this fix. There is no critical data or integration that will be affected by this change. A task force has been assembled and will look into issues that may have been overlooked and to help continue the efforts to make our facilities compliant. Valence's phone system has been upgraded and is now Year 2000 compliant. The e-mail system is not Year 2000 compliant and replacements are being evaluated. The Voice Mail system is not Year 2000 compliant and will be upgraded as soon as replacement e-mail software is selected. Microsoft Office 97 has been implemented throughout the facility and is patched with all of Microsoft's latest patches. A new backup system has been purchased and is being implemented to replace a backup system that is Y2K compliant but will not be supported after December 31, 1999.

COSTS TO ADDRESS THE YEAR 2000

Spending for modifications and updates is being expensed as incurred and is not expected to have a material impact on our results of operations or cash flows. The cost of our Year 2000 project is being funded through available funds. We estimate that our total Year 2000 expenditures will not be material. Through the end of 1998, Valence had incurred $40,000 in connection with its Year 2000 compliance program, and is expected to incur approximately $50,000 during fiscal 2000.

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

CAUTIONARY STATEMENT

Year 2000 issues are widespread and complex. While we believe we will address them on a timely basis, we cannot assure that we will be successful or that these problems will not materially adversely affect our business or results of operations. To a large extent, we depend on the efforts of our suppliers and other organizations with which we conduct transactions to address their Year 2000 issues, over which we have no control. The statements regarding the expected outcome and timing of Year 2000 efforts are forward-looking statements. Actual results could differ materially from our expectations due to unforeseen problems arising in connection with completion of our Year 2000 program, the risk that we will fail to identify a Year 2000 problem critical to the operations of Valence, or that our vendors/suppliers will suffer problems that will inhibit them from delivering their products to us on a timely basis.

                   RISK FACTORS AND FORWARD LOOKING INFORMATION

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE OR MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTENT," "PLAN," "BELIEVES", CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, READERS OF THIS REPORT SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

WE HAVE AN IMMEDIATE NEED FOR ADDITIONAL CAPITAL. We have an immediate need for additional capital which, if not obtained, would cause us to reduce developmental efforts and impair or ability to commercialize our products. At March 28, 1999, we had cash and cash equivalents of $2,454,000 and available credit under a line of credit with a stockholder of $5,500,000. We expect that our existing funds and available line, together with the interest earned thereon, will be sufficient to fund our operations through the first quarter of fiscal 2000. We anticipate that,after taking into account projected revenues and receipt of funds from other sources, we will need to raise in either a debt or equity financing a minimum of $25 million to fund planned capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities in fiscal 2000. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. These factors raise substantial doubts about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO PRODUCTS CURRENTLY AVAILABLE FOR SALE. We are a development stage company and cannot anticipate when, or if, we will ever have significant revenues from a product. We have derived our revenues primarily from a research and development contract with Delphi Automotive Systems Group, which we completed in May 1998. We presently have no commercially developed and manufactured products available for sale, although we have developed working prototypes of our batteries. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty, and such adjustments, if necessary, could be substantial.

OUR CURRENT AVAILABLE CAPITAL AND FUTURE REVENUES, IF ANY, WILL NOT BE SUFFICIENT TO MEET OUR FUTURE OPERATING NEEDS. We have generally incurred operating losses since inception in 1989 and had an accumulated deficit of $154,436,000 as of March 28, 1999, the end of our fiscal year. We cannot assure you that we will ever achieve or sustain significant revenues or profitability in the future. We have negative working capital and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to incur significant losses in the future as we continue our product development, begin to build inventory and continue our marketing efforts. We will need to secure additional financing in order to continue operations past 1999 unless we begin to generate significant operating revenue. We will have to continue to devote a significant amount of management time to obtaining financing.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL, IN WHICH CASE WE WOULD NEED TO REDUCE DEVELOPMENTAL EFFORTS AND MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS. If we are unable to achieve profitability or we are unable to secure additional financing on acceptable terms, we will be unable to continue to fund our operations. We are actively pursuing capital grant advances from the Northern Ireland Industrial Development Board, such advances are contingent on us achieving cumulative revenues from the sale of batteries of $4 million. We may not achieve such cumulative revenue over the short term, or at all. Additionally, a lack of capital may require us to license to third parties rights to commercialize products or technologies we might otherwise seek to develop ourselves, and to scale back or eliminate our research and product development programs. The unavailability of adequate funds would have a material adverse effect on our business, financial condition and results of operations.

WE NO LONGER HAVE A COLLABORATIVE PARTNER TO ASSIST US IN DEVELOPMENT OF OUR BATTERIES, WHICH MAY LIMIT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS. We have received substantially all our revenues to date from a research and development agreement with Delphi Automotive Systems Group, which we completed in May 1998. The Delphi agreement was for joint development in the automotive market. Although we have held discussions with original equipment manufacturers (OEMs) in the portable consumer electronics and telecommunications markets about possible strategic relationships as a means to accelerate introduction of our batteries into these markets, we cannot assure you that we will be able to enter into any such alliances. The use of alliances for our development, product design, volume purchase and manufacturing and marketing expertise can reduce the need for development and use of internal resources. Further, even if we could collaborate with a desirable partner, there is a chance that the partnership may not be successful. The success of any strategic alliance is dependent upon, among other things, the general business condition of the partner, its commitment to the strategic alliance and the skills and experience of its employees.

BECAUSE OUR BATTERIES ARE ONLY SOLD WHEN INCORPORATED INTO OTHER PRODUCTS, WE WILL NEED TO RELY ON ORIGINAL EQUIPMENT MANUFACTURERS TO COMMERCIALIZE OUR PRODUCTS. To be successful, our batteries must gain broad market acceptance. In addition, our success will depend significantly on our ability to meet OEM customer requirements by developing and introducing on a timely basis new products and enhanced or modified versions of its existing products. OEMs often require unique configurations or custom designs for battery systems which must be developed and integrated in the OEM's product well before the product is launched by the OEM. Thus, there is often substantial lead time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the OEM (referred to as the "design in time"). If we are unable to design, develop and introduce products that meet OEMs' and other customers' exacting requirements on a timely basis, our business, results of operations and financial condition could be materially adversely affected. To determine the requirements of each specific application, we will be dependent upon OEMs and other intermediaries such as battery pack designers into whose products our batteries will be incorporated. There is a risk that we will not receive adequate assistance from OEMs to successfully commercialize our products. Furthermore, there is a risk that the perceived safety risks associated with lithium, an element used in our batteries, will impede acceptance of our batteries by OEMs or end users.

WE DO NOT YET HAVE THE SALES STAFF, SUPPORT CAPABILITIES AND DISTRIBUTION CHANNELS TO DISTRIBUTE OUR PRODUCTS ON A COMMERCIAL SCALE. To implement our strategy successfully, we may have to develop a sizeable sales staff and product support capabilities, as well as third party and direct distribution channels. We cannot assure you that we will be able to establish sales and product support capabilities, or be successful in our sales and marketing efforts.

WE MAY NOT BE ABLE TO COST-EFFECTIVELY MANUFACTURE OUR BATTERIES. To be successful, we must manufacture commercial, high-quality quantities of our products at competitive costs. We have produced prototype products that we believe have performance characteristics that are suitable for a broad market. However, additional development will be required to enable us to consistently produce battery systems with these characteristics. In addition, to achieve broad commercialization of our products, we will need to reduce manufacturing costs of our battery systems. Our batteries may not be able to be manufactured in commercial quantities to the performance specifications demanded by customers. Even if our current research and development activities result in the design of batteries with commercially desirable characteristics, we will still have to be able to competitively manufacture these batteries. Our current manufacturing technology must be further developed before we will be able to manufacture our batteries in commercial quantities. Any failure to achieve acceptable yields of commercial quality batteries in commercial quantities, and thereby reduce unit manufacturing costs, could have a material adverse effect on our business, results of operations and financial condition.

WE ARE IN THE EARLY STAGE OF MANUFACTURING, AND IF WE ARE UNABLE TO DEVELOP MANUFACTURING CAPABILITY COST EFFECTIVELY, WE WILL NOT BE ABLE TO GENERATE PROFITS; MANUFACTURING RISKS; POTENTIAL CAPACITY
CONSTRAINTS AND RISKS OF PROPOSED EXPANSION. To date, we have not manufactured batteries on a commercial scale. Any failure to achieve acceptable yields of commercial quality batteries in commercial quantities, and thereby to reduce our unit manufacturing costs, could have a material adverse effect on our business, results of operations and financial condition. Until recently, our batteries have been only manufactured on our pilot manufacturing line, which is able to produce prototype cells in quantities sufficient to enable customer sampling and testing and product development. We are currently in the early stages of transitioning production to an automated high volume production line that will work with our newest battery technology in our manufacturing facility in Mallusk, N.I. The redesign and modification of the manufacturing facility, including its customized manufacturing equipment, will continue to require substantial engineering work and expenses and is subject to significant risks, including risks of cost overruns and significant delays. In addition, in order to rapidly scale up the manufacturing capacity, we will need to begin fabrication of a second automated production line before completing full qualification of the first line. In automating, redesigning and modifying the manufacturing processes, we have been and will continue to be dependent on several developers of automated production lines, which have limited experience in producing equipment for the manufacture of batteries. A key determinant of our current and future production capacity and profitability is the production yield of our manufacturing process. The redesign and modification of our manufacturing facility and the development and implementation of automated production lines will entail significant risks and will require a substantial investment of our capital. As part of our manufacturing ramp-up, we will need to hire and train a substantial number of new manufacturing workers. The availability of skilled and unskilled workers in Northern Ireland, the site of our manufacturing facility, is limited due to a relatively low unemployment rate. We may not successfully develop improved processes, design required production equipment, enter into acceptable contracts for the fabrication of such equipment, obtain timely delivery of such equipment, implement multiple production lines or successfully operate the Mallusk facility. We may not be able to successfully automate our production on a timely basis or at all, and such automation may not result in greater manufacturing capacity or lower manufacturing costs than our pilot production line. Customer relationships could be damaged if we fail to begin volume manufacturing on a timely basis. Such failure could cause lost opportunities and have a material adverse effect on our business, results of operations and financial condition.

WE ARE EXPERIENCING DELAYS IN QUALIFYING OUR MANUFACTURING FACILITIES. We have been unable to meet our prior schedules regarding delivery, installation, de-bugging and qualification of the Northern Ireland production equipment. As most of the production equipment is being specially manufactured for us, further problems may develop and cause further delay in our current schedules. We are improving and bringing many of the manufacturing processes that we are implementing in this production equipment up to date for the first time from our laboratory scale prototype work. We may need to further refine the improved processes, which could cause substantial delays in the qualification and use of this equipment. Furthermore, if we are able to refine our process, we may not be able to produce the required amount of qualification samples to potential customers. From our discussions with potential customers, we expect that customers will require an extensive qualification period once the customer receives its first commercial product off a production line.

WE ARE DEPENDENT ON OUR SUPPLIERS FOR CERTAIN KEY RAW MATERIALS TO DEVELOP AND MANUFACTURE OUR BATTERIES. We are dependent on sole or limited source suppliers for certain key raw materials used in our products. We generally purchase sole or limited source raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. Our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials and we may not be able to locate alternative sources of supply. We may not be able to purchase raw materials at an acceptable cost. In addition, the raw materials which we utilize must be of a very high quality and we have at times in the past experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers.

UNCERTAINTY OF MARKET OF OUR BATTERIES; OUR REPUTATION. To achieve market acceptance, our batteries must offer significant price and/or performance advantages over other current and potential alternative battery technologies in a broad range of applications. Our rechargeable batteries may not be able to achieve or sustain any such advantages. Even if our rechargeable batteries provide meaningful price or performance advantages, there is a risk our batteries may not be able to achieve or maintain market acceptance in any potential market application. The success of our products also will depend upon the level of market acceptance of OEMs' and other customers' end products which incorporate our batteries, over which we have no control. If our rechargeable batteries do not achieve and maintain significant price and/or performance advantages over other technologies and achieve significant and sustained market acceptance, or if customers' applications which incorporate our products do not achieve lasting market acceptance, our business, results of operations and financial condition could be materially adversely affected. If we do manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, which would have a material adverse effect on our ability to market our batteries even if the defect were corrected.

RAPID EVOLUTION OF BATTERY TECHNOLOGIES. The battery industry has experienced, and is expected to continue to experience, rapid technological change. Various companies are seeking to enhance traditional battery technologies, such as lead acid and NiCd, and other companies have recently introduced or are developing rechargeable batteries based on nickel metal hydride ("NiMH"), lithium and other emerging and potential technologies. Competing technologies that outperform our batteries could be developed and successfully introduced and as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

DEPENDENCE UPON MANAGEMENT; ATTRACTION AND RETENTION OF KEY EMPLOYEES. OUR business is highly dependent upon the active participation of our senior management personnel. We do not have written employment contracts with any key employees and do not maintain key man life insurance policies with respect to any of our employees. We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and marketing personnel who are familiar with and experienced in the battery industry. Competition for such personnel, in particular for product development and product implementation personnel, is intense, and we compete in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than us. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will be successful in attracting and retaining skilled personnel. Our inability to attract and retain other qualified employees could have a material adverse effect on our business.

OUR COMPETITORS MAY DEVELOP BATTERIES SIMILAR OR SUPERIOR TO OURS OR OTHERWISE COMPETE MORE SUCCESSFULLY THAN WE DO. Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those that we have. Although we believe that our batteries will compete in most segments of the rechargeable battery market, there is a risk that other companies may develop batteries similar or superior to our batteries. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with OEMs and other customers. While there is significant development work being done by these competitors on various battery systems (including electrochemistries such as NiCd, NiMH and lithium), we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with or be superior to our technology. We believe that our primary competitors are existing suppliers of Lithium Ion, competing polymer and in some cases NiMH batteries. Our primary competitors include Matsushita Industrial Co., Ltd., Sony, Toshiba, SAFT America, Inc. ("SAFT")and PolyStor Corp. All of these companies are very large and have substantial resources and market presence. We expect that we will compete against other types of batteries in the targeted application segments on the basis of performance, cost and ease of recycling and there is a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of the targeted applications. In addition, in the rechargeable battery market there are a variety of competing technologies. The capabilities of many of these competing technologies have improved over the past year, which has resulted in a customer perception that our technology may not offer as many advantages as previously anticipated.

THERE IS A RISK THAT OUR PENDING PATENT APPLICATIONS WILL NOT RESULT IN ISSUED PATENTS AND THAT ANY OF OUR ISSUED PATENTS WILL NOT AFFORD PROTECTION AGAINST A COMPETITOR. Our ability to compete successfully will depend on whether we can protect our proprietary technology and manufacturing processes. We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. Nevertheless, such measures may not be adequate or safeguard the proprietary technology underlying our batteries. In addition, employees, consultants and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies for any such breach. Moreover, notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If we are found to be infringing third party patents, there is a risk that we may not be able to obtain licenses to such products on reasonable terms, or at all. Our failure to protect our proprietary technology may materially adversely affect our financial condition and results of operations. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. Therefore, our pending patent applications may not result in issued patents and any of our issued patents may not afford protection against a competitor.

OUR BATTERIES CONTAIN POTENTIALLY DANGEROUS MATERIAL, WHICH COULD EXPOSE US TO LIABILITY. Battery technologies vary in relative safety as a result of their differing chemical compositions. In the event of a short circuit or other physical damage to the battery, a reaction may result with excess heat or a gas being released and, if not properly released, may be explosive. We have designed our batteries to avoid this risk, but if we are unsuccessful, we could be exposed to product liability litigation. Our products will incorporate potentially dangerous materials, including lithium ions. While these materials are less reactive than other potentially dangerous materials found in other types of batteries such as metallic lithium, which is known in its metallic form to cause explosions and fires if not properly handled, it is possible that these materials will require special handling. It is possible that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and the charge/discharge system is not properly managed, a dangerous situation may result. Other battery manufacturers using technology similar to ours include special safety circuitry within the battery to prevent such a condition. We expect that our customers will have to use such circuitry.

WE HAVE NOT COMPLETED SAFETY TESTING OUR BATTERIES AND WILL NOT BE ABLE TO COMMERCIALLY SELL OUR BATTERIES UNTIL WE SUCCESSFULLY COMPLETE THE SAFETY TESTS. We have conducted extensive safety testing of our batteries and will in the short-term submit batteries to UL for certification. As part of our safety testing program, prototype batteries of various sizes, designs and chemical formulations are subject to abuse testing, where the battery is subjected to conditions outside the expected normal operating conditions of the battery. While some prototype batteries have survived these tests, others have vented gases containing vaporized solvents and have caught fire. Such results were generally expected, and until we have completed testing we cannot make a valid determination as to the conditions in which the battery must be operated.

Additionally, each new battery design requires new safety testing. Therefore, safety problems may develop with respect to our battery technology that could prevent or delay commercial introduction.

SAFETY RISKS IN OUR FACILITIES COULD CREATE DELAYS. We incorporate safety policies designed to minimize safety risks in our research and development activities and will do so in our manufacturing processes. There is a risk, however, that an accident in our facilities will occur. Any accident, whether with the use of a battery or in our operations, could result in significant delays or claims for damages resulting from injuries, which would adversely affect our operations and financial condition.

THE STRICT REGULATORY ENVIRONMENT IN WHICH WE OPERATE MAY DELAY SHIPMENTS AND IMPOSE ADDITIONAL COSTS ON US. Prior to the commercial introduction of our batteries into a number of markets, we may need to seek approval of our products by one or more of the organizations engaged in testing product safety and/or agencies regulating transportation. There is a risk that such agencies would not permit our batteries to be shipped or used by the general public, and that changes in regulations, or in their enforcement, will impose costly requirements or otherwise impede the transport of lithium. If we are able to obtain such approvals, they could require significant time and resources from our technical staff and delays in shipments and, if redesign were necessary, could result in further delays in the introduction of our products. Because of the risks generally associated with the use of lithium, we expect rigorous enforcement. Federal, state and local regulations impose various environmental and health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Although we believe our activities conform to current environmental regulations, there is a risk that changes in such environmental regulations will impose costly equipment or other requirements. Any failure by us to adequately control the discharge of hazardous wastes could also subject us to future liabilities.

WE ARE INVOLVED IN LAWSUITS WHICH COULD NEGATIVELY IMPACT OUR BUSINESS. We are subject to litigation arising from time to time in the course of our business. We currently have three substantial lawsuits in which we are involved. The first is a class action lawsuit by a class of persons who purchased our common stock between May 7, 1992 and August 10, 1994 alleging our violation of federal securities laws and seeking unspecified damages. The second involves a claim by a manufacturer of one of our pieces of manufacturing equipment that we owe it approximately $2,500,000, and in which we have filed a counterclaim against the manufacturer seeking damages to be determined at trial. The third is a contract claim we instituted against several parties, in which one party filed a counterclaim against us others claiming damages of approximately $900,000 based on breach of a contract, and which is presently stayed pending settlement discussions. These lawsuits are more fully described in "Item 3. Legal Proceedings." Although we believe that we have meritorious defenses to these suits, if any of them is resolved unfavorably to us it could have a material adverse effect on our financial condition.

THE FAILURE OF OUR KEY SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS. We use a number of computer software programs and operating systems in our internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possible replacement of such source code or applications will be necessary. Given the current information, we currently do not anticipate that such "Year 2000" costs will have a material impact upon us. We have requested information regarding "Year 2000" compliance from suppliers and providers of all of our mission critical software systems and have obtained some responses. Based on the information we currently have, all mission critical systems appear to be "Year 2000" compliant. We are currently contacting major vendors and customers to obtain "Year 2000" compliance certificates. The failure of any of our key suppliers or customers to be "Year 2000" compliant could have a material adverse effect on our business, financial condition and results of operations.

POLITICAL INSTABILITY IN NORTHERN IRELAND MAY DELAY PROGRESS IN OUR NORTHERN IRELAND FACILITY. The current political instability in Northern Ireland, which to date has had no negative impact on our manufacturing plant, could cause delays in completing our manufacturing capability or in manufacturing our batteries. Such delays could cause us to miss significant sales and marketing opportunities, as such delays will force our potential customers to find other vendors to meet their needs.

CONTROL BY EXISTING STOCKHOLDERS. As of June 11, 1999, our officers, directors and their affiliates as a group beneficially owned approximately 23.88% of the outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

EFFECT OF ANTI-TAKEOVER PROVISIONS. Our Board of Directors has the authority to issue up to 50,000,000 shares of undesignated preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our capital stock are subject to the rights of the holders of the Series A and Series B Preferred Stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue any additional shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of Valence Technology, Inc. Furthermore, our classified Board of Directors and certain other provisions of our Certificate of Incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock and Series A and Series B Preferred Stock.

IF THE ISSUANCE OF OUR PREFERRED STOCK WAS IN VIOLATION OF NASDAQ'S LISTING MAINTENANCE REQUIREMENTS, OR WE OTHERWISE FAIL TO CONTINUE TO MEET NASDAQ'S LISTING MAINTENANCE REQUIREMENTS, NASDAQ MAY DELIST OUR COMMON STOCK. In late January 1999, Nasdaq released its guidance on "future priced securities" and the necessity of the issuer to comply with Nasdaq's listing maintenance requirements in issuing these securities. We believe that the issuances of our Series A Preferred Stock and Series B Preferred Stock do not violate these criteria, and that we are in compliance with Nasdaq's listing maintenance criteria. However, in the event that Nasdaq were to determine that the issuance of our Series A Preferred Stock and/or Series B Preferred Stock was in violation of the Nasdaq listing maintenance requirements, or if we are otherwise unable to continue to meet Nasdaq's listing maintenance requirements, Nasdaq may delist us. Such delisting could have a material adverse effect on the price of our common stock and on the levels of liquidity currently available to our stockholders. We may not be able to satisfy these requirements on an ongoing basis.

CONVERSION OF PREFERRED STOCK AND SALES OF COMMON STOCK BY CC INVESTMENTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR STOCK. If CC Investments were to exercise all of the warrants it holds and convert all of the shares of preferred stock it owns, as of June 11, 1999 it would have acquired approximately 3,484,087 shares of our common stock. The number of shares into which the preferred stock converts increases at 6% per year. If CC Investments exercises the warrants or converts our preferred stock into shares of common stock and sells the shares into the market, such sales could have a negative effect on the market price of our common stock and will dilute your holdings in our common stock. Additionally, dilution or the potential for dilution could materially impair our ability to raise capital through the future sale of equity securities.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS ON COMMON STOCK. The market price of the shares of common stock has been and is likely to be highly volatile. Factors such as the fluctuation in our operating results, announcements of technological innovations or new commercial products by us or our competitors, governmental regulation, developments in our patent or other proprietary rights or our competitors, including litigation, developments in our relationships with current or future collaborative partners, and general market conditions may have a significant effect on the market price of the common stock. We have never paid any cash dividends and do not anticipate paying cash dividends on the common stock in the foreseeable future.

POSSIBLE VARIABLE CONVERSION OF SERIES B PREFERRED STOCK. After July 27, 1999, the Series B Preferred Stock may become convertible into more shares than otherwise if our common stock trades at a price below $6.03 in six out of ten consecutive trading days. For example, if on July 28, 1999 our common stock in the previous ten trading days had been trading at or above $6.03, the 7,500 shares of Series B Preferred Stock would be convertible into approximately 1,289,000 shares of our common stock. If, however, on that date the average of the lowest six closing bid prices of our common stock over the previous ten trading days (referred in the table below as the "average price") had been a lower price, then the Series B Preferred Stock would have converted into a greater number of shares. The following table illustrates this effect:

                            AVERAGE            NUMBER OF SHARES INTO WHICH THE 7,500
                             PRICE           SHARES OF SERIES B PREFERRED WOULD CONVERT
                             $6.03                              1,289,171
                             $5.00                              1,554,740
                             $4.00                              1,943,425
                             $3.00                              2,591,233

The effect of this variable conversion rate, if it becomes applicable, will be to depress further the market price of our common stock and to dilute further stockholder holdings in our common stock.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 28, 1999. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The Company has long term debt, principally in the form of two building mortgages, one of which has a balloon payoff in 2001. One note bears interest at a fixed rate of 10.4% and the other note bears interest at an annually adjustable published interest rate index (6.625% at March 28, 1999). The Company's long term debt to stockholder as of March 28, 1999 carried a variable interest rate of the lender's borrowing rate plus one percent (approximately 9% at March 28, 1999).

The table below presents principal amounts and related weighted average interest rates by fiscal year for the Company's long term debt.

                                   2000     2001     2002    2003     2004     Thereafter        Total
                                   ----     ----     ----    ----     ----     ----------        -----
                                                (dollars in thousands)
Liabilities:
Fixed rate debt                   184       108     1,346     --      --          --             1,638
Variable rate debt                239       256       273    290     310         1,819           3,187

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto appear on pages F-1 to F-19 of this Form 10-K Annual Report.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in, or disagreements with accountants, on accounting and financial disclosures.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 28, 1999, are as follows:

  Name                           Age      Position
  ----                           ---      --------
  Lev M. Dawson                  60       Chairman of the Board, Chief Executive Officer, President
  Roy A. Wright                  55       Senior Vice President, Operations
  Robert J. Horning              56       Vice President, Engineering & Standards
  George W. Adamson              32       Vice President, Process Engineering & Development
  Joseph T. Lundquist            59       Vice President, Research & Development
  Jay L. King                    52       Vice President & Chief Financial Officer
  William J. Battison III        49       Vice President, Marketing & Sales

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

Mr. Wright joined the Company in his current capacity in February of 1999. He was previously Chairman and CEO of Iwerks Entertainment, a technology based attractions company from 1994 to 1998. Prior to Iwerks, Mr. Wright held senior management positions in a number of technology based companies including President and CEO of both RDI Computer Corporation and Unison Technologies, and COO of Corvus Systems, Inc. and Victor Technologies, Inc.

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

Dr. Adamson was appointed Vice President, Process Engineering and Development in September 1998. He joined Valence in 1996 and has held positions as a research scientist, project manager, and Director of Product Development. From 1994 to 1996, he was a research scientist with Zinc Air Power. Dr. Adamson, who has a Ph.D. in physical chemistry from Massachusetts Institute of Technology, has authored various technical publications and has several patents pending in the area of battery components.

Dr. Lundquist rejoined the Company in July 1998 as Director of Research and Development. In September 1998, he was appointed Vice President of Research and Development. For the prior two years, he served as a consultant to the battery industry. Prior to that, he worked for United Technologies and W.R. Grace & Co., for over 20 years, on fuel cells, batteries and battery components research and development. Dr. Lundquist, who has a Ph.D. in electro-analytical chemistry from Michigan State University, has authored over 35 technical articles and holds approximately 30 patents in the areas of batteries and battery components.

Mr. King joined the Company in April of 1999. Mr. King previously served as the CFO and was a member of the board of Casinovations, a high-tech developer and manufacturer of electronic based and software driven gaming devices and products from 1995. Mr. King has also held key management positions at a number of engineering and technology based companies, spending more than 10 years at Bechtel in San Francisco and six years at PG&E. In addition, he previously held senior positions at I.C. Refreshments
Company, Sigma Game Inc. and Ernst & Whinney. Mr. King holds a bachelor's degree in accounting and an MBA from the University of Utah and is a Certified Public Accountant.

Mr. Battison joined the Company in March of 1999. Previously he was Executive Vice President, Marketing and Sales of Iwerks Entertainment from 1995 to 1998. Prior to Iwerks he owned his own software development firm, MDS, Inc. He was President of Westwood One, Inc., the nation's largest radio network from 1985 to 1992 and prior to that, President of Admar Research, a marketing research firm based in New York. He was also formerly a management consultant in the Technology Management practice with Booz-Allen and Hamilton.

Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

DIRECTORS OF THE REGISTRANT

The names of the Company's directors and certain information about them are set forth below:

The directors of the Company and their ages as of March 28, 1999, are as follows:

NAME                            AGE    POSITION HELD WITH THE COMPANY
------------------------------ ------- --------------------------------------------------------------------------
Lev M. Dawson                    60    Chairman of the Board, Chief Executive Officer, President
Carl E. Berg(1)(2)               61    Director
Bert C. Roberts, Jr.             56    Director
Alan F. Shugart(1)(2)            68    Director

--------------------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

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

Mr. Roberts rejoined the Company as a director in November 1998. Mr. Roberts is Chairman of MCI Worldcom, Inc., one of the world's largest and fastest growing communications companies. He was named Chairman and CEO of MCI in 1992, after serving as President and Chief Operating Officer since 1985. Additionally, Mr. Roberts serves on the boards of Telefonica de Espana, News Corporation, Ltd., Avantel, and CaPCURE.

Mr. Shugart joined the Company as a director in March 1992. Mr. Shugart was the Chief Executive Officer and a director of Seagate since its inception in 1979 until July 1998. Mr. Shugart also served as Seagate's President from 1979 to 1983 and from September 1991 to July 1998. Additionally, Mr. Shugart served as Chairman of the Board of Seagate from 1979 until September 1991, and from October 1992 to July 1998. Mr. Shugart currently serves as a director of Sandisk Corporation, Inktomi, and Cypress Semiconductor.


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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 28, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that based on such reports David P. Archibald failed to file one report of a single transaction after the date that he ceased to be an officer or employee of the Company.

ITEM 11
EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company's non-employee directors receive no cash compensation, but are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are employees of the Company do not receive separate compensation for their services as directors, but are eligible to receive stock options under the Company's 1990 Stock Option Plan.

Each non-employee director of the Company also receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the Directors' Plan. The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On each anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100,000 Shares less the total amount of unvested shares remaining in the initial option and Any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the Directors' Plan will start receiving annual grants on the anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant.

During the last fiscal year, the Company granted options covering 35,560 shares to Carl E. Berg, at an exercise price per share of $7.19; 56,296 shares to Alan
F. Shugart, at an exercise price per share of $7.00; and 200,000 shares to Bert
C. Roberts, Jr., at an exercise price per share of $7.06; all non-employee Directors of the Company, under the Directors' Plan. The fair market value of such Common Stock on the dates of grant was $7.19, $7.00, and $7.06 respectively, per share (based on the closing sales price reported in the Nasdaq National Market for the date of grant). As of June 11, 1999, no options had been exercised under the Directors' Plan.

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

In January 1998, the Company entered into an employment agreement with Joseph P. Hendrickson pursuant to which the Company retained Mr. Hendrickson as its Vice President of Administration at an annual salary of $175,000. Subsequently, Mr. Hendrickson was promoted to Senior Vice President of Operations at an annual salary of $200,000. The Company granted Mr. Hendrickson an option to purchase 150,000 shares of common stock at an exercise price of $5.31 per share, vesting over a period of eighteen months. The Company agreed to pay Mr. Hendrickson's relocation expenses. Mr. Hendrickson's last day with the Company was February 26, 1999. On his last day with the Company, the following stock option amounts vested: nine thousand four hundred ten (9,410) shares of his second stock option grant, dated January 5, 1998 and fifteen thousand five hundred ninety (15,590) shares of his third stock option grant, dated January 5, 1998.

The following table shows for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, certain compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 28, 1999 (the "Named Executive Officers"):

                            SUMMARY COMPENSATION TABLE


                                                                              Other         Long Term
                                                            Annual            Annual       Compensation      All Other
                                                         Compensation       Compensation      Awards        Compensation
                                                    ----------------------- ------------ ----------------- --------------
                                            Fiscal    Salary       Bonus                    Options(1)
Name and Principal Position                  Year      ($)          ($)         ($)            (#)              ($)
------------------------------------------ -------- ----------- ----------- ------------ ----------------- --------------
Lev M. Dawson                                1999      274,208      --          --              --               31(2)
 Chairman of the Board, Chief                1998       82,923      --          --         1,000,000(3)       9,762(4)
 Executive Officer and President             1997       --          --          --              --               --

Joseph P. Hendrickson(5)                     1999      186,717      --          --            90,000             --
 Former Senior Vice President,               1998       37,019      --          --           150,000             --
 Operations                                  1997       --          --          --              --               --

R. Joseph Horning                            1999      156,872      --          --            52,818             --
 Vice President,                             1998      145,600      --          --            44,762             42(2)
 Engineering & Standards                     1997      145,600      --          --            44,442             --

George W. Adamson                            1999      114,691      --          --            98,215             50(2)
 Vice President,                             1998       78,884      --          --            40,500             50(2)
 Process Engineering & Development           1997       16,154      --          --             4,500             --


--------------------------------------
(1)  The Company has no stock appreciation rights ("SARs").

(2) Patent award payments. Patent awards are granted to employees of the Company for inventions made by employees for which they have submitted invention disclosures to the Company, for which the Company has filed a patent application with the United States Patent and Trademark Office, or for which a patent has been issued by the United States Patent and Trademark Office.

(3)  The shares are exercisable over a period of eighteen (18) months.

(4)  Relocation expenses paid by the Company.

(5)  Joseph P. Hendrickson was employed by the Company through February 26,
     1999.

STOCK OPTION GRANTS AND EXERCISES

The following tables show for the fiscal year ended March 28, 1999, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable Value at
                                                                                              Assumed Annual Rates of Stock
                                                                                              Price Appreciation for Option
                                     Individual Grants                                                   Term(3)
                             ----------------------------------                             ----------------------------------
                                            Percent of Total
                               Options     Options Granted to
                               Granted        Employees in        Exercise     Expiration
Name                            (#)(1)       Fiscal Year(2)     Price ($/Sh)      Date          5% ($)           10% ($)
---------------------------- ------------- -------------------- ------------- ------------- --------------- ------------------
Lev M. Dawson                     --              --                  --          --               --               --

Joseph P. Hendrickson           90,000           4.4%                4.94       5/7/08          279,465          708,219

R. Joseph Horning               15,529           0.8%                4.81       3/30/08          46,999          119,106
                                 9,155           0.4%                5.75       6/29/08          33,106           83,897
                                20,000           1.0%                3.75       9/11/08          47,167          119,531
                                 8,134           0.4%                6.31      12/28/08         32,291           81,832

George W. Adamson               35,000           1.7%                4.94        5/7/08         108,681          275,419
                                30,000           1.5%                5.69       6/30/08         107,305          271,932
                                20,000           1.0%                3.75       9/11/08          47,167          119,531
                                 2,474           0.1%                4.13       9/28/08           6,418           16,265
                                10,741           0.5%                6.31      12/28/08         42,641          108,060

--------------------------------------
 (1) Options granted in fiscal 1999 generally vest over four years, with 1/16 of the shares vesting each quarter and with full vesting occurring on the fourth anniversary date. See "Executive Compensation" on page 33 of this report for a description of severance agreements and how they affect the vesting of options for Mr. Hendrickson.

 (2) Based on an aggregate of 2,066,632 options granted to employees, including the Named Executive Officers, in fiscal year 1999.

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

The following table shows the number and value of the unexercised options held by each of the Named Executive Officers on March 28, 1999:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

                             Shares
                             Acquired                   Number of Unexercised Options at    Value of Unexercised In-the-Money
                                on         Value                   FY-End (#)                    Options at FY-End ($)(1)
                             Exercise     Realized    ----------------------------------- -------------------------------------
Name                            (#)          ($)        Exercisable      Unexercisable       Exercisable       Unexercisable
--------------------------- ------------ ------------ ----------------- ----------------- ------------------ ------------------
Lev M. Dawson                    0            0             19,753             19,753       $     35,802       $     35,802

Joseph P. Hendrickson            0            0            147,500                  0       $    238,906       $          0

R. Joseph Horning                0            0            159,118            103,904       $    415,033       $    155,212

George W. Adamson                0            0             34,937            108,278       $     70,737       $    202,765

--------------------------------------
 (1) Based on the fair market value of the Company's Common Stock as of March 28, 1999 ($6.875) minus the exercise price of the options multiplied by the number of shares underlying the option.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

During the fiscal year ended March 28, 1999, the Compensation Committee consisted of Messrs. Shugart and Berg.

On July 27, 1998, the Company entered into an agreement with an institutional Investor for the private placement of up to $15,000,000 of its convertible preferred stock. Concurrently with the preferred stock financing, Baccarat Electronics, Inc., an affiliate of Mr. Berg, loaned the Company $2.5 million and agreed to loan the Company up to an additional $7.5 million on terms specified in the amended loan agreement. Baccarat Electronics received a warrant to purchase 149,254 shares of the common stock of the Company in connection with the $2.5 million loan, and is entitled to warrants to purchase up to 447,761 additional shares as additional amounts of the remaining $7.5 million loan availability are drawn down. As of March 28, 1999, the Company has drawn down an additional $2 million under the remaining $7.5 million loan availability and issued Baccarat Electronics additional warrants to purchase an additional 119,403 shares of common stock in connection with such draw downs.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock as of June 11, 1999 by: (i) each director; (ii) each of the executive officers in the Summary Compensation table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock.

                              BENEFICIAL OWNERSHIP(1)

Beneficial Owner                                                             Number of Shares      Percent of Total
------------------------------------------------------------------------- ---------------------- ---------------------
Carl E. Berg(2)                                                                 3,747,436               14.0%
 10050 Bandley Drive, Cupertino, CA 95014

Lev M. Dawson(3)                                                                1,972,650                7.4
 301 Conestoga Way, Henderson, NV 89015

Bell Communications Research, Inc.                                              1,500,000                5.6
 445 South Street, Morristown, NJ 07960

Alan F. Shugart(4)                                                                337,288                1.3

R. Joseph Horning(5)                                                              181,989                *

George W. Adamson(5)                                                               55,196                *

Bert C. Roberts, Jr.                                                               20,000                *

All directors and executive officers as a group (10 persons)(6)                 6,386,436               23.9%

--------------------------------------
*    Less than one percent (1%)

 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 26,744,167 shares of common stock outstanding on June 11, 1999, adjusted as required by rules promulgated by the Commission.

 (2) Includes 150,000 shares held by Mr. Berg; 300,000 shares held by West Coast Venture Capital; 94,080 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of June 11, 1999; 528,359 shares issuable upon exercise of warrants held by Baccarat Electronics, Inc.; 2,499,997 shares held by Baccarat Development Partnership for which Mr. Berg serves as the President of the corporate general partner; 105,000 shares held by Berg & Berg Enterprises, Inc. and 70,000 shares held by Berg & Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer Carl
     E. Berg, Trustee. Does not include 1,222,825 shares held in trust for Mr. Berg's children. Mr. Berg is not a trustee of the trust and he disclaims beneficial ownership of such shares.

 (3) Includes 1,933,144 shares held by Mr. Dawson and 39,506 shares issuable upon exercise of options within 60 days of June 11, 1999.

 (4) Includes 100,000 shares held by Mr. Shugart and 237,288 shares issuable upon exercise of options within 60 days of June 11, 1999.

 (5) All shares are issuable upon exercise of options that are exercisable within 60 days of June 11, 1999.

 (6) Includes 1,270,321 issuable upon exercise of options within 60 days of June 11, 1999.

ITEM 13
CERTAIN TRANSACTIONS

See "Compensation Committee Interlocks and Insider Participation" for a description of certain transactions between the Company and Mr. Berg.

See "Employment Agreement" for a description of certain transactions between the Company and certain named Executive Officers.

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
                   Financial Statements on page F-1 of this Form 10-K Annual
                   Report.

            (2) REPORT OF INDEPENDENT ACCOUNTANTS -- See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

            (3) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

            (4) EXHIBITS -- See Exhibit Index on pages 39 and 40 of this Form 10-K Annual Report.

     (b) The Registrant did not file a report on Form 8-K during the last quarter of the period for which this Report covers.

     (c)           See Exhibit Index on pages 39 and 40 of this Form 10-K Annual
                   Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
EXHIBIT INDEX

EXHIBIT NO.
3.1(1)            Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)            Amended and Restated Bylaws of the Registrant.

3.3(2)            Certificate of Designation of Series A Convertible Preferred Stock, as filed with the
                  Delaware Secretary of State on July 27, 1998.

3.4(3)            Certificate of Designation of Series B. Convertible Preferred Stock, as filed with the
                  Delaware Secretary of State on December 17, 1998.

4.1(3)            Amended and Restated Securities Purchase Agreement by and between the Company and CC
                  Investments, LDC, dated December 11, 1998.

4.2(2)            Form or Warrant to Baccarat Electronics, Inc.

4.3(3)            Form of Warrant to Placement Agent.

4.4(3)            Form of Warrant to CC Investments (Investor).

10.1(1)           Form of Indemnification Agreement entered into between the Registrant and its Directors and
                  Officers.

10.2(1)           Stock Purchase Agreement between Mead and the Company, effective July 27, 1990.

10.3(1)           Stock Assignment and License Agreement between Mead and the Company, dated July 26, 1990.

10.4(1)           Amendment No. 1 to Assignment and License Agreement, dated December 6, 1991.

10.5(1)           Contribution Agreement between Mead and Devres MS Co., dated July 26, 1990.

10.6(1)           Agreement between the Company, Innocell and Delco Remy Division -- General Motors, dated
                  March 1, 1991.

10.7(1)           Loan Agreement between the Company and Baccarat Electronics Inc., dated July 17, 1990.

10.8(1)           Amendment No. 1 to Loan between the Company and Baccarat Electronics, dated March 15, 1991.

10.9(1)           Amendment No. 2 to Loan between the Company and Baccarat Electronics, dated March 24, 1992.

10.10(1)          Settlement Agreement and General Release by and among Jorgen S. Lundsgaard, H. Hope, S. Hope,
                  H&L, HII, Lithion, HTI, Devres and the Company, dated September 9, 1991.

10.11             Indemnification Agreement by and between the Company and Carl E. Berg, dated March 21, 1992.

10.12(4)          Amendment No. 3 to Loan Agreement and Promissory Note between the Company and Baccarat
                  Electronics, Inc., dated August 17, 1992.

10.13(5)(*)       Agreement between Motorola, Inc., and the Company, effective November 30, 1992.

10.14(6)(*)       Agreement between Hewlett-Packard Company, Valence Technology Cayman Islands Inc. and the
                  Company, dated as of January 18, 1994.

10.15(6)(*)       Joint Venture Agreement between Goldtron Cayman Islands Inc. and Valence Technology Cayman
                  Islands Inc., dated as of March 15, 1994.

10.16(6)(*)       License and Support Agreement between Goldtron Cayman Islands Inc. and Valence Technology
                  Cayman Islands Inc., dated as of March 15, 1994.

10.17(6)(*)       Battery Laminate Supply Agreement between Goldtron Cayman Islands Inc. and Valence Technology
                  Cayman Islands Inc., dated as of March 16, 1994.

10.18(6)(*)       Joint Development and License Agreement between Eveready
                  Battery Company, Inc., the Company and Valance Technology
                  Cayman Islands, Inc., dated as of May 20, 1994.

10.19(7)          Purchase Agreement between the Company and Whittaker Technical Products, Inc. for the Premises
                  at 301 Conestoga Way, Henderson, Nevada 89015, dated as of September 21, 1994.

10.20(7)(*)       Joint Research and Development Agreement between the Company and AC Delco Systems Division of General Motors Corporation,
                  dated as of September 15, 1994.

10.21(8)(*)       Technology Transfer Agreement between the Company and Bell
                  Communications Research, Inc., dated as of June 29, 1995.

10.22(9)(*)       Joint Venture Agreement between the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd., dated as of July 10,
                  1996.

10.23(9)(*)       License and Support Agreement between the Company, through its Dutch subsidiary, and
                  Hanil Valence Co., Ltd.


10.24(9)(*)       Battery Laminate Supply Agreement between the Company, through its Dutch subsidiary, and Hanil
                  Valence Co., Ltd.

10.25(9)(*)       Letter Agreement from the Company, through its Dutch subsidiary, to Hanil Telecom Co., Ltd.

10.26(10)(*)      Joint Venture Agreement between the Company and Alliant Techsystems.

10.27(10)(*)      License and Support Agreement between the Company and Alliant / Valence, L.L.C.

10.28(10)(*)      Battery Laminate Supply Agreement between the Company and Alliant / Valence, L.L.C.

10.29(11)         1990 Stock Option Plan as amended on October 3, 1997.

10.30(12)         1996 Non-Employee Directors' Stock Option Plan as amended on October 3, 1997.

10.31(13)(**)     Early Exercise Stock Purchase Agreement dated March 5, 1998 between Valence Technology, Inc.
                  and Lev M. Dawson regarding option to purchase 660,494 shares, including exhibits.

10.32(13)(**)     Promissory Note issued by Lev M. Dawson to Valence Technology, Inc. in the amount of
                  $3,343,750.88 (included as Exhibit D to Exhibit 10.32).

10.33(13)(**)     Early Exercise Stock Purchase Agreement dated March 5, 1998 between Valence Technology, Inc.
                  and Lev M. Dawson regarding option to purchase 300,000 shares, including exhibits.

10.34(13)(**)     Promissory Note issued by Lev M. Dawson to Valence Technology, Inc. in the amount of $1,518,750
                  (included as Exhibit D to Exhibit 10.34).

10.35(13)(**)     Stock Pledge Agreement dated March 5, 1998 by Lev M. Dawson (included as Exhibit E to Exhibit
                  10.32 and Exhibit 10.34).

10.36(2)          Amendment No. 5 to Loan Agreement and Promissory Note between the Company and Baccarat
                  Electronics, Inc. dated July 27, 1998.

10.37(14)         Termination Agreement by and between the Company, Valence
                  Technology Cayman Islands, Inc., and the Delphi Energy and
                  Engine Management Systems Group of the General Motors
                  Corporation.

21.1              List of subsidiaries of the Company.

23.1              Consent of Independent Accountants.

27.1              Financial Data Schedule


-------------------------------------------------------------------------------
(1) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-46765), AS AMENDED.

(2) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 27, 1998 AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 4, 1998.

(3) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED DECEMBER 11, 1198 AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 21, 1998.

(4) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 33-52888), AS AMENDED.

(5) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 28, 1993.

(6) INCORPORATED BY REFERENCE TO THE EXHIBIT IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR ENDED MARCH 27, 1994.

(7) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-K FILED FOR FISCAL YEAR MARCH 26, 1995.

(8) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED JUNE 25, 1995.

(9) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED JUNE 30, 1996.

(10) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED SEPTEMBER 29, 1996.

(11) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-43203) FILED ON DECEMBER 24, 1997.

(12) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-74595) FILED ON MARCH 17, 1999.

(13) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE SCHEDULE 13-D FILED BY LEV M. DAWSON ON MARCH 16, 1998.

(14) INCORPORATED BY REFERENCE TO THE INDICATED EXHIBIT IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED JUNE 28, 1998.

(**) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS.

(*) PORTIONS OF THE TEXT HAVE BEEN OMITTED. A SEPARATE FILING OF SUCH OMITTED TEXT HAS BEEN MADE WITH THE COMMISSION AS PART OF REGISTRANT'S APPLICATION FOR CONFIDENTIAL TREATMENT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        VALENCE TECHNOLOGY, INC.

June 25, 1999           By:      /s/ Lev M. Dawson
                                 -----------------
                                 Lev M. Dawson
                                 Chairman of the Board, Chief Executive Officer
                                 and President
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                       TITLE                                DATE
/s/ Lev M. Dawson                                               Chairman of the Board, Chief         June 25, 1999
-----------------                                               Executive Officer and President
Lev M. Dawson


/s/ Jay L. King                                                 Vice President and Chief Financial   June 25, 1999
-----------------                                               Officer (Principal Financial and
Jay L. King                                                     Accounting Officer)


/s/ Carl E. Berg                                                Director                             June 25, 1999
----------------
Carl E. Berg


/s/ Bert C. Roberts, Jr.                                        Director                             June 25, 1999
------------------------
Bert C. Roberts, Jr.


/s/ Alan F. Shugart                                             Director                             June 25, 1999
--------------------
Alan F. Shugart

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

                                                                                                                    Pages
                                                                                                                    -----
  CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Accountants................................................................................F-2
     Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998..............................................F-3
     Consolidated Financial Statements for the period from March 3, 1989 (date of inception) to March 28, 1999 and for the years ending March 28,
         1999, March 29, 1998 and March 30, 1997:
              Consolidated Statements of Operations and Comprehensive Loss............................................F-4
              Consolidated Statements of Stockholders' Equity (Deficit)...............................................F-5
              Consolidated Statements of Cash Flows...................................................................F-6
     Notes to Consolidated Financial Statements.......................................................................F-7


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Valence Technology, Inc. and Subsidiaries
Henderson, Nevada


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders equity (deficit) and cash flows present fairly, in all material respects, the financial position of Valence Technology, Inc. and its subsidiaries (companies in the development stage) at March 28, 1999 and March 29, 1998, and the consolidated results of their operations and their cash flows for the period from March 3, 1989 (date of inception) to March 28, 1999 and for each of the three years in the period ended March 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP


San Jose, California May 20,1999 except for Note 17 as to which the date is June 16, 1999

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)
                         CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 ---------


                                                                                   March 28, 1999               March 29, 1998
                                                                               --------------------          ------------------
                                   ASSETS

Current assets:
     Cash and cash equivalents                                                 $     2,454                   $     8,400
     Receivables                                                                     1,168                         1,429
     Prepaid and other current assets                                                  153                           880
                                                                               --------------------          ------------------
                  Total current assets                                               3,775                        10,709

Property, plant and equipment, net                                                  34,071                        31,712
Investment in joint venture                                                            555                           285
Other assets                                                                             -                           188
                                                                               --------------------          ------------------
                  Total assets                                                 $    38,401                   $    42,894
                                                                               --------------------          ------------------
                                                                               --------------------          ------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                         $       423                   $       399
     Accounts payable                                                                1,648                         2,353
     Accrued expenses                                                                4,207                         3,996
     Accrued royalties and license fees                                              1,000                         1,000
     Advances and deposits                                                           1,881                         1,911
     Grant payable                                                                   1,958                         2,006
     Accrued compensation                                                              442                           817
                                                                               --------------------          ------------------
                  Total current liabilities                                         11,559                        12,482

Deferred revenue                                                                     2,500                         2,500
Long-term debt, less current portion                                                 4,402                         4,950
Long-term debt to stockholder                                                        3,769                             -
                                                                               --------------------          ------------------
                  Total liabilities                                                 22,230                        19,932
                                                                               --------------------          ------------------

Commitments and contingencies (Note 8)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series A, $0.001 par value, Issued and outstanding:  7,500 shares and
       no shares at March 28, 1999 and March 29, 1998, respectively                  4,514                            -
         (Liquidation value: $7,800)
    Series B, $0.001 par value, Issued and outstanding:  7,500 shares and
       no shares at March 28, 1999 and March 29, 1998, respectively                  3,702                            -
         (Liquidation value: $7,613)
Stockholders' Equity
Common stock, $0.001 par value, authorized:  50,000,000 shares,
    Issued and outstanding:  26,722,000 and 25,067,000 shares
        at March 28, 1999 and March 29, 1998, respectively                              27                            25
Additional paid-in capital                                                         166,457                       153,558
Notes receivable from shareholder                                                   (4,862)                       (4,862)
Deficit accumulated during the development stage                                  (154,436)                     (128,012)
Accumulated other comprehensive income                                                 769                         2,253
                                                                               --------------------          ------------------
     Total stockholders' equity                                                      7,955                        22,962
                                                                               --------------------          ------------------
        Total liabilities, mandatorily redeemable convertible
          preferred stock and stockholders' equity                             $    38,401                   $    42,894
                                                                               --------------------          ------------------
                                                                               --------------------          ------------------

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE LOSS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 ---------


                                             Period from                Years Ended
                                            March 3, 1989     ---------------------------------
                                         (date of inception)  March 28,   March 29,   March 30,
                                          to March 28, 1999      1999        1998        1997
                                         -------------------  ---------   ---------   ---------
Revenue:
   Research and development contracts         $  21,065       $      --   $      --   $      --

Costs and expenses:
   Research and product development             106,652          22,171      15,432      10,825
   Marketing                                      3,637             105         855         205
   General and administrative                    46,182           6,753       7,066       6,168
   Write-off of in-process technology             8,212              --          --          --
   Investment in Danish subsidiary                3,489              --          --          --
   Special charges                               18,872              --          --          --
                                              ---------       ---------   ---------   ---------
      Total costs and expenses                  187,044          29,029      23,353      17,198

Operating loss                                 (165,439)        (29,029)    (23,353)    (17,198)

Interest and other income                        17,881           2,980       1,174       2,558

Interest expense                                 (4,933)           (643)       (528)       (814)

Equity in earnings (loss)
   of Joint Venture                              (1,945)            268      (1,779)       (434)
                                              ---------       ---------   ---------   ---------
Net Loss                                    $  (154,436)        (26,424)    (24,486)    (15,888)
                                              ---------
                                              ---------
Beneficial conversion feature on
   preferred stock                                               (2,865)          --         --
                                                              ---------   ---------   ---------
Net loss available to common
   stockholders                                                $(29,289)   $(24,486)   $(15,888)
                                                              ---------   ---------   ---------

Other comprehennsive loss:
  Net loss                                                     $(26,424)   $(24,486)   $(15,888)
  Change in foreign currency
    translation adjustments                                      (1,484)        958         954
                                                              ---------   ---------   ---------
      Comprehensive loss                                       $(27,908)   $(23,528)   $(14,934)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Net loss per share available to common
   stockholders: basic and diluted                             $  (1.13)   $  (1.06)   $  (0.73)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
 Shares used in computing net loss per share available
   to common stockholders:
   basic and diluted                                             25,871      23,010      21,684
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                               EQUITY (DEFICIT)
                        for the cumulative period from
             March 3, 1989 (date of inception) to March 28, 1999
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 ---------


                                                                                               Deficit
                                                                    Notes       Options to   Accumulated   Accumulated
                               Common Stock         Additional   Receivable      Purchase    During the       Other
                           ---------------------    Paid-in         from         Treasury    Development   Comprehensive
                            Shares      Amount      Capital      Stockholder      Stock        Stage       Income(Loss)   Totals
                           ---------   ---------    ---------    -----------   -----------  -----------   -------------   ------
Issuance of common stock
  to founders:
  March 1989 at $0.001
    per share                4,500       $   5                                                                           $      5
  May 1989 at $0.01
    per share                3,370           3       $     31                                                                  34
  Net loss                                                                                   $    (394)                      (394)
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 31, 1990     7,870           8             31                                     (394)                      (355)
  Issuance of common
    for cash in September
    1990 at $0.01
    per share                  500           1              4                                                                   5
  Net loss                                                                                      (5,137)                    (5,137)
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 31, 1991     8,370           9             35                                   (5,531)                    (5,487)
  Exercise of warrants         130                        572                                                                 572
  Options purchased                                                               $(1,125)                                 (1,125)
  Net loss                                                                                      (3,769)                    (3,769)
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 31, 1992     8,500           9            607                      (1,125)      (9,300)                    (9,809)
  Issuance of common stock
    in public offerings,
    net of offering
    costs:
    May and June 1992
      at $8.00 per share     4,140           4         30,151                                                              30,155
    November 1992 at
      $18.00 per share       3,380           3         57,028                                                              57,031
  Exercise of stock
    options: July 1992
    through March 1993 at
    $0.01 to $0.25 per
    share                      289                         21                                                                  21
  Compensation related to
    exercised stock
    options                                                75                                                                  75
  Net loss                                                                                      (8,463)                    (8,463)
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 28, 1993    16,309          16         87,882                      (1,125)     (17,763)                    69,010
  Issuance of common
    stock in public
    offering, net of
    offering costs:
    December 1993
      at $14.00 per
      share                  3,680           4         48,488                                                              48,492
  Exercise of stock
    options during
    year at $0.01 to
    $13.00 per share           410                        481                                                                 481
  Compensation related
    to exercised stock
    options                                               243                                                                 243
  Exercise of options
    to purchase treasury
    stock and retirement
    of shares                 (375)                    (1,125)                      1,125                                       0
  Net loss                                                                                     (18,653)                   (18,653)
    Change in translation
      adjustment                                                                                               $    56         56
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 27, 1994    20,024          20        135,969                            0     (36,416)             56     99,629
  Exercise of stock
    options during year
    at $0.01 to $4.00
    per share                   83                         33                                                                  33
  Compensation related
    to exercised stock
    options                                                43                                                                  43
  Net loss                                                                                     (33,629)                   (33,629)
  Change in translation
    adjustment                                                                                                     708        708
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 26, 1995    20,107          20        136,045                                  (70,045)            764     66,784
  Exercise of stock
    options during year
    at $0.25 to $4.00
    per share                   58                        179                                                                 179
  Common stock issued to
    purchase Bellcore
    technology               1,500           2          4,061                                                               4,063
  Net loss                                                                                     (17,593)                   (17,593)
  Change in translation
    adjustment                                                                                                    (423)      (423)
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 31, 1996    21,665          22        140,285                                  (87,638)            341     53,010
  Exercise of stock
    options during year
    at $1.88 to $4.31
    per share                   80                        273                                                                 273
  Net loss                                                                                     (15,888)                   (15,888)
  Change in translation
    adjustment                                                                                                     954        954
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 30, 1997    21,745          22        140,558                                 (103,526)          1,295     38,349
  Exercise of stock
    options and warrants
    at $1.01 to $7.13
    per share                3,322           3         11,225       $(4,862)                                                6,366
  Stock compensation                                    1,775                                                               1,775
  Net loss                                                                                     (24,486)                   (24,486)
  Change in translation
    adjustment                                                                                                     958        958
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 29, 1998    25,067          25        153,558        (4,862)                  (128,012)          2,253     22,962
  Exercise of stock
    options during year
    at $0.01 to $8.88
    per share                1,655           2          5,764                                                               5,766
  Stock compensation                                      364                                                                 364
  Issuance of common
    stock warrants                                      3,660                                                               3,660
  Net loss                                                                                     (26,424)                   (26,424)
  Beneficial conversion
    feature on preferred
    stock                                               3,111                                                               3,111
  Change in translation
    adjustment                                                                                                  (1,484)    (1,484)
                            ------       -----       --------       --------      --------   ----------        --------  ---------
Balances, March 28, 1999    26,722       $  27       $166,457       $(4,862)      $     0    $(154,436)        $   769   $  7,955
                            ------       -----       --------       --------      --------   ----------        --------  ---------
                            ------       -----       --------       --------      --------   ----------        --------  ---------

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                       (companies in the development stage)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                       -----

                                                                Period from                         Years Ended
                                                               March 3, 1989      ------------------------------------------------
                                                            (date of inception)     March 28,         March 29,        March 30,
                                                             to March 28, 1999        1999              1998             1997
                                                               --------------     -------------     -------------    -------------
Cash flows from operating activities:
   Net loss                                                    $  (154,436)       $   (26,424)      $   (24,486)     $   (15,888)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                  25,007              3,388             1,774            3,536
     Write-off of equipment                                         14,792                                                    25
     Write-off of in-process technology                              6,211
     Compensation related to stock options                           3,560                364             1,775
     Noncash charge related to acquisition of Danish
       subsidiary                                                    2,245
     Equity in (Earnings) Losses of Joint Venture                    1,945               (270)            1,781              434
     Amortization of debt discount                                      55                 55
     Changes in assets and liabilities:
       Receivables                                                     (49)               291              (998)             114
       Prepaid expenses and other current assets                    (1,031)               855              (552)             505
       Accounts payable                                              1,596               (656)              404              698
       Accrued liabilities                                           1,447                  2             1,152            1,039
       Deferred revenue                                              2,500                                2,500
                                                               --------------     -------------     -------------    -------------
         Net cash used in operating activities                     (96,158)           (22,395)          (16,650)          (9,537)
                                                               --------------     -------------     -------------    -------------
Cash flows from investing activities:
   Purchase of investments                                        (665,789)                            (187,561)         (81,139)
   Maturities of long-term investments                             661,545                              197,117           99,621
   Capital expenditures                                            (65,101)            (9,554)          (16,295)          (3,379)
   Other                                                              (222)
                                                               --------------     -------------     -------------    -------------
         Net cash provided by (used in) investing activities       (69,567)            (9,554)           (6,739)          15,103
                                                               --------------     -------------     -------------    -------------
Cash flows from financing activities:
   Property and equipment grants                                     6,421              2,002                                125
   Borrowings of long-term debt                                     20,002              4,500
   Payments of long-term debt:
     Product development loan                                         (482)
     Shareholder and director                                       (6,173)
     Other long-term debt                                          (12,234)              (397)           (1,301)          (1,797)
   Proceeds from issuance of common stock and warrants, net
     of issuance costs                                             148,916              5,766             6,366              273
   Proceeds from issuance of preferred stock and warrants,
     Series A, net of issuance costs                                 7,075              7,075
   Proceeds from issuance of preferred stock and warrants,
     Series B, net of issuance costs                                 7,125              7,125
                                                               --------------     -------------     -------------    -------------
         Net cash provided by (used in) financing activities       170,650             26,071             5,065           (1,399)
                                                               --------------     -------------     -------------    -------------
Effect of foreign exchange rates on cash and cash equivalents       (2,471)               (68)           (1,108)            (904)
                                                               --------------     -------------     -------------    -------------
Increase (decrease) in cash and cash equivalents                     2,454             (5,946)          (19,432)           3,263
Cash and cash equivalents, beginning of period                           0              8,400            27,832           24,569
                                                               --------------     -------------     -------------    -------------
Cash and cash equivalents, end of period                       $     2,454        $     2,454       $     8,400      $    27,832
                                                               --------------     -------------     -------------    -------------
                                                               --------------     -------------     -------------    -------------

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

         The Company uses a 52/53-week fiscal year, ending on the Sunday closest to March 31. All years presented are 52-week years.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         BASIS OF PRESENTATION:

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. Management has implemented certain budgetary controls and is actively pursuing capital grant advances from the Northern Ireland Industrial Board (Note 7). However, the Company's fiscal 2000 operating plan places significant reliance on obtaining outside financing. There can be no assurance that any new debt or equity issuances could be successfully consummated. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be substantial.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Primarily all cash and cash equivalents are held by five banks and one investment brokerage company, and primarily comprise money market funds and government securities.

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


         Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, generally three to five years. Building improvements are amortized over the lesser of their estimated useful life, generally five years, or the remaining mortgage term. The Company assesses its ability to recover the net book value of its long-term assets. The carrying value of assets determined to be impaired is written down to net realizable value. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

         LONG-LIVED ASSETS:

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company had no impairment losses for the years ended March 28, 1999, March 29, 1998, and March 30, 1997.

         DEFERRED REVENUE:

         Deferred revenue relates to payments received from the Company's joint venture partner in Hanil Valence Co., Ltd. This amount will be recognized as income once significant product shipments commence from the joint venture. The Company does not anticipate recognizing this deferred revenue in fiscal 2000.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

         EARNINGS PER SHARE:

         Earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon conversion of preferred stock and exercise of stock options and warrants for all periods.

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


                                                                     Years Ended
                                          ------------------------------------------------------------------
                                          March 28, 1999            March 29, 1998            March 30, 1997
                                          --------------            --------------            --------------
         Net loss available to
            common stockholders             $ (29,289)                 $ (24,486)                $ (15,888)

         Weighted average
            shares outstanding                 25,871                     23,010                    21,684
                                               ------                     ------                    ------

         Earnings per share,
            basic and diluted               $   (1.13)                 $   (1.06)                $   (0.73)

         Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 6,472, 4,983, and 4,038 in fiscal years ended March 28, 1999, March 29, 1998, and March 30, 1997, respectively.

         RECLASSIFICATIONS:

         Certain amounts in the prior years' financial statements have been reclassified to conform with fiscal 1999 presentation. These reclassifications did not change previously reported capital, stockholders' equity, loss from operations, or net loss.

         RECENT PRONOUNCEMENTS:

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. Currently, the Company does not hold derivative instruments or engage in hedging activities.

3.       PROPERTY, PLANT AND EQUIPMENT:

                                                                                          March 28,                 March 29,
                                                                                            1999                      1998
                                                                                     -----------------         -----------------
          Building and land                                                          $        8,627            $        9,190
          Leasehold improvements                                                              2,477                     1,377
          Machinery and equipment                                                            31,942                     8,711
          Office and computer equipment                                                       1,137                       994
          Construction in progress                                                           13,954                    30,395
                                                                                     -----------------         -----------------
              Total cost                                                                     58,137                    50,667
          Less capital grants                                                                (5,664)                   (3,965)
                                                                                     -----------------         -----------------
              Total cost, net of capital grants                                              52,473                    46,702
          Less accumulated depreciation and amortization                                    (18,402)                  (14,990)
                                                                                     -----------------         -----------------
                  Total cost, net of capital grants, depreciation and amortization   $       34,071            $       31,712
                                                                                     -----------------         -----------------
                                                                                     -----------------         -----------------

4.       LONG-TERM DEBT:

                                                                                     March 28,                 March 29,
                                                                                       1999                       1998
                                                                                  ----------------          -----------------
                  Equipment term loans                                             $        33               $        50
                  Facility loans                                                         4,792                     5,299
                                                                                  ----------------          -----------------
                                                                                         4,825                     5,349
                  Less amounts due within one year                                        (423)                     (399)
                                                                                  ----------------          -----------------
                                                                                  ----------------          -----------------
                  Long-term debt due after one year                                $     4,402               $     4,950
                                                                                  ----------------          -----------------
                                                                                  ----------------          -----------------

         EQUIPMENT TERM LOANS:

         The Company has one equipment term loan outstanding with an institutional lender in the amount of $33. The term loan bears interest at a fixed rate of 9.50% and is collateralized by certain of the Company's equipment. Principal and accrued interest are payable in monthly installments which expire in February 2001. Under the loan, the

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


         Company is required to maintain certain financial ratios and meet other covenants, including restrictions on additional indebtedness and payments of dividends. The Company was in violation of certain covenants during fiscal 1999. The Company has obtained the necessary waivers for such violations.

         FACILITY LOANS:

         During fiscal 1995, a bank provided the Company a $2,500 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan of $1,606 at March 28, 1999, bears interest at 10.4% and is collateralized by the related building. The Company makes monthly principal payments of $14 plus accrued interest through November 2001, and a final principal payment of $1,346 is due December 2001.

         The Company also has a 15 year facility loan for the Northern Ireland building payable in equal monthly principal payments of $20 plus accrued interest. The facility term loan bears interest at an annually adjustable published interest rate index (6.625% at March 28, 1999) on the outstanding principal of $3,186 at March 28, 1999. The loan is collateralized by the related building.

         Principal payments on long-term debt at March 28, 1999 are due as follows:

                                                                                     Facility and
                  Fiscal Year                                                         Term Loans
                  -----------                                                       ----------------
                  2000                                                               $       423
                  2001                                                                       364
                  2002                                                                     1,619
                  2003                                                                       290
                  2004                                                                       310
                  Thereafter                                                               1,819
                                                                                    ----------------
                                                                                     $     4,825
                                                                                    ----------------
                                                                                    ----------------

5.       LONG-TERM DEBT TO STOCKHOLDER:

         In July 1997, the Company entered in to an amended loan agreement with a stockholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. As of March 28, 1999, the Company had an outstanding balance of $4,500 under the Loan Agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at March 28, 1999) and is available through August 30, 2002.

         In conjunction with the amended loan agreement, the Company issued warrants to purchase 149 and 119 shares of common stock. The warrants were valued using the Black Scholes valuation method and had a fair value of approximately $2.45 and $3.87 per warrant at the time of issuance. The fair value of these warrants, totaling $786, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 28, 1999, a total of $55 has been charged to interest expense.

6.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental Disclosures of Noncash Investing and Financing Activities (in thousands):

                                                              Period from
                                                                March 3,
                                                             1989 (date of                Twelve Months Ended
                                                             inception) to      March 28,        March 29,      March 30,
                                                               March 28,          1999             1998            1997
                                                                  1999
       Acquisition of property, plant and equipment through
             grants and long-term debt                        $     7,957

       Acquisition of property and equipment through
             capitalized leases                                     1,459

       Exercise of warrants in cancellation of indebtedness           572

       Exercise of options to purchase treasury stock and
             retirement of treasury stock                           1,125

       Interest paid                                                4,655       $  452           $  515         $   814

       Return of equipment for extinguishment of debt                 301

       Exchange of common stock for in-process technology           4,063

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


       Disposal of equipment fully reserved for in prior            3,318                                    1,679
             year

       Exercise of options with note receivable                     4,862                        $    4,862

       Beneficial conversion feature on preferred stock             2,865            2,865

       Fair value of warrants issued in connection with             2,874            2,874
             preferred stock

       Fair value of warrants issued in connection with
             long-term debt to stockholder                            786              786

7.       GRANT AGREEMENT AND OFFERS:

         During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers provide for an aggregate of up to L27,555 ($44,653 as of March 28, 1999), to be available over a five-year period through October 31, 2001. As of March 28, 1999, the Company had remaining grants available of L23,520 ($38,114). The IDB offers also provided a fully amortized 15-year mortgage to finance the purchase of a manufacturing plant, which the Company has utilized (see Note 4).

         As a condition to receiving funding from the IDB, the subsidiary must obtain a minimum of L12,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to L4,035 until the Company has recognized $4,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland.

         The amount of the grants available under the agreement and offers is primarily dependent on the level of capital expenditures made by the Company. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the cessation of business in Northern Ireland; yet, the agreement does allow for a temporary cessation of operations without penalty to the Company. During fiscal 1995, the Company entered into such a temporary break in operations. Funding received under the grants for the purchase of capital equipment is recorded as a contra account to property, plant and equipment and will be amortized to income over the life of the related asset. Amounts may be repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the temporary cessation of Northern Ireland business activity, specified employment levels have not been maintained, but the IDB is not seeking repayment at this time. The Company has guaranteed the subsidiary's obligations to the IDB under the agreement.

         There can be no assurance that the Company will be able to meet the requirements necessary for it to receive and retain grants under the IDB agreement and offers.

8.       COMMITMENTS AND CONTINGENCIES:

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

         Total rent expense for the period from March 3, 1989 (date of inception) to March 28, 1999 and for the years ended March 28, 1999, March 29, 1998 and March 30, 1997 was $1,513, $57, $66 and $44
         respectively.

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

         On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the Company's motion for summary judgment and entered a judgment in favor of all defendants. Plaintiffs appealed to the Ninth Circuit Court of Appeals, which heard argument in December 1998. In April 1999, the Ninth Circuit issued an opinion reversing the District Court's order with respect to the grant of summary judgment in favor of the Company and remanded the case back to the District Court. Although the Company continues to believe that it has a meritorious defense in this lawsuit, an unfavorable resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operation.

         In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of a contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. The matter is presently stayed pending settlement discussions, and no trial date has been set.

         In September 1998, Klockner Bartelt/Medipak, Inc. d/b/a/ Klockner Medipak filed suit against the Company in the United States District Court for the Middle District of Florida (File No. 98-1844-Civ-7-24E) alleging breach of contract by the Company with respect to an agreement for the supply of battery manufacturing equipment, and claimed damages of approximately $2,500. On January 20, 1999, the Company filed a counterclaim against Klockner alleging breach of contract, breach of express warranty, breach of the implied warranty of merchantability, breach of the implied warranty of fitness for a particular purpose, and rescission and restitution and claimed compensatory damages to be determined at trial. The case has been set for trial in March 2000.

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

         LETTERS OF CREDIT:

         At March 28, 1999, the Company had outstanding letters of credit totaling $550.

9.       STOCKHOLDERS' EQUITY:

         STOCK OPTIONS AND WARRANTS:

         The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options are exercisable as determined by the Board of Directors and are generally exercisable over a five-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the Plan upon an employee's termination. Vested options, not exercised within three months of termination, are also canceled and returned to the Plan. At March 28, 1999, the Company had 1,054 shares available for grant under the 1990 Plan.

         In fiscal 1993, the Board of Directors authorized the issuance of 210 stock warrants, which have the same terms as stock options granted under the 1990 Stock Option Plan, to employees of the Company's Danish subsidiary.

         In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On the anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


         option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the 1996 Non-Employee Director's Stock Option Plan will start receiving annual grants on anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. As of March 28, 1999, a total of 507 options have been granted to three directors under this plan.

         In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (1997 Plan). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options are exercisable as determined by the Board of Directors and are generally exercisable quarterly over a three-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the Plan. At March 28, 1999, the Company had 1,986 shares available for grant under the 1997 Plan. Options granted to consultants and non employee members of the Board of Directors are accounted for using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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

         On January 1, 1998, the Company granted options to Mr. Dawson, the company's new Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 40 shares which was granted pursuant to the Company's 1990 Stock Option Plan (the "1990 Plan"). Also, an option to purchase 660 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300 shares was granted outside of any equity plan of the Company, neither of which are incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes secured by the shares acquired upon exercise plus 843 shares previously held by Mr. Dawson. Purchased shares for which the underlying options have not vested are subject to repurchase by the Company. As of March 28, 1999, none of the shares in the underlying options have vested.

         During fiscal year 1999, the Company accelerated the vesting and extended the term of certain options resulting in a new measurement date. The difference between the exercise price and fair market value of the Company's common stock at the date of issue of the stock options, totaling $364, has been recorded as compensation expense in fiscal year 1999.

         The fair value of each option grant is estimated at the date of grant using the Black-Sholes pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997:

                                                 1999             1998            1997
                                            ---------------- --------------- ----------------
         Risk-free Interest Rate                 5.14%           5.65%            6.51%
         Expected Life                        4.58 years       2.17 years      4.76 years
         Volatility                             74.40%          71.80%           78.00%
         Dividend Yield                            -               -                -

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


         Aggregate option activity is as follows:

                                                                     Outstanding Options
                                                          ------------------------------------------
                                                              Number of             Weighted Avg.
                                                                Shares             Exercise Price
                                                          -----------------       ------------------
                  Balances, March 28, 1993                       2,699                   $2.54
                           Granted                                 536                  $13.63
                           Exercised                              (410)                  $1.17
                           Canceled                               (398)                 $12.03
                                                          -----------------
                  Balances, March 27, 1994                       2,427                   $3.67
                           Granted                               1,758                   $3.86
                           Exercised                               (83)                  $0.40
                           Canceled                             (1,400)                  $8.02
                                                          -----------------
                  Balances, March 26, 1995                       2,702                   $1.64
                           Granted                                 498                   $4.71
                           Exercised                               (58)                  $3.09
                           Canceled                               (140)                  $2.85
                                                          -----------------
                  Balances, March 31, 1996                       3,002                   $2.06
                           Granted                               1,126                   $5.21
                           Exercised                               (80)                  $3.41
                           Canceled                                (20)                  $6.59
                                                          -----------------
                  Balances, March 30, 1997                       4,028                   $3.14
                           Granted                               1,649                   $4.50
                           Exercised                            (2,100)                  $2.70
                           Canceled                               (404)                  $5.68
                                                          -----------------
                  Balances, March 29, 1998                       3,173                   $4.07
                           Granted                               2,358                   $5.96
                           Exercised                            (1,655)                  $3.34
                           Canceled                             (1,300)                  $5.35
                                                          -----------------
                  Balances, March 28, 1999                       2,576                   $5.57
                                                          -----------------
                                                          -----------------

         At March 28, 1999, March 29, 1998 and March 30, 1997, vested options to purchase 908, 2,273 and 1,950 shares, respectively, were unexercised. The weighted average fair value per share of those options granted in 1999, 1998, and 1997 was $3.35, $2.23, and $3.73 respectively.

         The following table summarizes information about fixed stock options outstanding at March 28, 1999:

                                         Options Outstanding                                        Options Exercisable
             -----------------------------------------------------------------------------    --------------------------------
                                                      Weighted Average         Weighted                           Weighted
                Range of                                 Remaining             Average                             Average
                Exercise            Number            Contractual Life         Exercise          Number           Exercise
                 Prices           Outstanding             (years)               Price          Exercisable          Price
             ---------------    ----------------    ---------------------    -------------    --------------    --------------
             $1.00 - $1.88            101                   2.99                $1.01                20             $1.01
             $2.62 - $3.81            223                   6.82                $3.50               140             $3.44
             $4.12 - $6.06           1450                   8.54                $4.93               670             $4.90
             $6.31 - $8.88            802                   9.47                $7.03                78             $6.95
                                ----------------    ---------------------    -------------    --------------    --------------
                                    2,576                   8.47                $5.31               908             $4.76

         At March 28, 1999, the Company has reserved 6,472 shares of common stock for the exercise of stock options and warrants.

         The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


         on the fair value at the grant date for options granted in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the pro forma net income would have been reported as follows:

                                                                           1999           1998           1997
                                                                     ---------------- ------------- ---------------
         Net loss available to stockholders - as reported              $ (29,289)      $ (24,486)    $ (15,888)
         Net loss available to stockholders - pro forma                  (31,896)        (27,422)      (16,787)
         Net loss available to stockholders per share - as reported        (1.13)          (1.06)        (0.73)
         Net loss available to stockholders per share - pro forma          (1.23)          (1.19)        (0.78)

         MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7.5 shares of Series A mandatorily redeemable convertible preferred stock ("Series A preferred stock") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $425. In December 1998, the Company completed the equity portion of the financing arrangements, issuing 7.5 shares of Series B mandatorily redeemable convertible preferred stock ("Series B preferred stock") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $375. The Series A preferred stock and Series B preferred stock accrete at an annual rate of 6% per year, and are convertible into common stock based upon defined conversion formulas. The remaining $10 million of the financing arrangements is in the form of a line of credit arrangement (Note 5).

         Under the terms of the certificate of designations of the preferred stock and the warrants, the preferred stock investor may not convert the preferred stock or exercise the warrants if after by doing so the investor will own more than 4.9% of the Company's common stock.

         In connection with the issuance of Series A and Series B preferred stock, the Company issued warrants to purchase 896 shares of common stock to the Series A and B investor. The warrants are exercisable at a purchase price of $6.78 per share and expire in July 2003. In addition, the Company issued warrants to purchase 175 shares of common stock to the placement agent. The warrants are exercisable at a price of $4.94 per share and also expire in July 2003. The warrants have a fair value of $2.9 million using the Black Scholes valuation method and were recorded as a component of common stock.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


         Changes in the Series A and Series B preferred stock during fiscal year 1999 are as follows:

                                                                            Amount
                                                                           ---------
         Balance at March 30, 1998                                         $     -

           Issuance of Series A preferred stock, net of issuance costs
                  of $425 and allocation to warrants of $1,138                 5,937
           Beneficial conversion feature                                      (1,708)
           Accretion to redemption value                                         285
                                                                           ---------
                                                                               4,514
                                                                           ---------
           Issuance of Series B preferred stock, net of issuance costs
                  of $375 and allocation to warrants of $1,736                 5,389
           Beneficial conversion feature                                      (4,267)
           Dividend related to beneficial conversion feature
                  of preferred stock                                           2,468
           Accretion to redemption value                                         112
                                                                           ---------
                                                                               3,702
                                                                           ---------
         Balance at March 28, 1999                                         $   8,216
                                                                           ---------
                                                                           ---------


         TERMS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         Both Series A and Series B preferred stock are redeemable at the option of the holders upon certain redemption events, as defined, at the greater of $1,250 per share or an amount defined by the redemption formula.

         The amount at which Series A and Series B preferred stock are recorded is less than its redemption value as a result of amounts allocated to warrants to purchase common stock and the beneficial conversion feature. In addition, the cash proceeds from Series A and Series B preferred stock were reduced by placement agent fees paid in cash. Accordingly, the preferred stock is being accreted to its redemption value each period. The amount of accretion recorded in each period increases the net loss available to common stockholders.

         Each share of Series A and Series B preferred stock is convertible initially on a one for one basis, at the option of the holder, into a number of fully paid shares of common stock as determined by dividing the respective preferred stock issue price plus a premium by the conversion price in effect at that time. The initial conversion price of Series A and Series B preferred stock is $6.03 per share and is subject to adjustment in accordance with the antidilution provisions contained in the Company's amended Articles of Incorporation. The Series A and Series B preferred stock automatically convert to shares of common stock in accordance with a conversion formula in July 2001.

         In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A and Series B preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the sum of $1,000 per share of preferred stock (as adjusted for any stock dividends, combinations or splits) plus the 6% premium. In the event that upon liquidation or dissolution, the assets and funds of the Company are insufficient to permit the payment to the holders of preferred stock of the full preferential amounts, then the entire assets and funds of the Company, legally available for distribution, are to be distributed ratably among the holders of Series A and Series B preferred stock in proportion to the full preferential amount each is otherwise entitled to receive.

         After payment has been made to the holders of Series A and Series B preferred stock, any remaining assets and funds are to be distributed equally among both the holders of the Series A and Series B preferred stock and common stock as if all shares of preferred stock had been converted into common stock.

         The holders of shares of Series A and Series B preferred stock are not entitled to receive dividends and have no voting power whatsoever, except as otherwise provided by applicable law.

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

10.      INCOME TAXES:

         There was no provision for income taxes for fiscal years 1999, 1998 or 1997. The provision for income taxes differs from the amount computed by applying the federal statutory rate to the loss before income taxes as follows:

                                                                                             Year Ended:
                                                                        -------------------------------------------------------
                                                                            March 28,           March 29,         March 30,
                                                                              1999                1998               1997
                                                                        ----------------     --------------    ----------------
              Federal tax at statutory rate                                     34%                 34%                34%
              Change in valuation allowance                                    (34)                (34)               (34)
                                                                        ----------------     --------------    ----------------
                  Tax provision                                                  -                   -                  -
                                                                        ----------------     --------------    ----------------
                                                                        ----------------     --------------    ----------------

         The components of the net deferred tax asset as of March 28, 1999 and March 29, 1998 were as follows:

                                                                             March 28, 1999             March 29, 1998
                                                                            -----------------          ----------------
              Current assets:
                  Accrued liabilities                                        $       376                $       419
                  Valuation allowance                                               (376)                      (419)
                                                                            -----------------          ----------------
                                                                             $         -                $         -
                                                                            -----------------          ----------------
                                                                            -----------------          ----------------
              Noncurrent assets:
                  Depreciation and amortization                              $     2,209                $     3,112
                  Research and development credit carryforwards                      719                        719
                  Net operating loss carryforwards                                23,633                     18,970
                  Valuation allowance                                            (26,561)                   (22,801)
                                                                            -----------------          ----------------
                                                                             $         -                $         -
                                                                            -----------------          ----------------
                                                                            -----------------          ----------------

         At March 28, 1999, the Company had federal operating loss carryforwards available to reduce future taxable income of approximately $87,000.

         The carryforwards expire between 2008 to 2019, if not used before such time to offset future taxable income.

         For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.

11.      DEVELOPMENT CONTRACT:

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

         In September 1994, the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a new facility in Henderson, Nevada. The new facility is owned by the Company, with Delphi paying a fee of $50 per month over the five year term of the new agreement for access to the Company's research and development (of which $100, $600, and $650 was recognized

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


         during fiscal 1999, 1998, and 1997, respectively, as an offset to research and product development expenses), as well as Delphi contributing to a portion of the facility's operating costs over the term of the new five year agreement.

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

12.      PURCHASE OF TECHNOLOGY AND LICENSE AGREEMENT:

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

         In June 1995, the Company entered into a non-exclusive license agreement with Bell Communication Research, Inc. ("Bellcore") to license Bellcore's plastic lithium battery technology. The Company acquired the technology for a total purchase price of $6,064, which consisted of 1,500 shares of Valence stock plus an initial payment of $2,000. In addition to royalty payments, the Company is required to make a $1,000 payment to Bellcore on the earlier of June 1, 1997 or when the Company recognizes $10,000 of revenue from royalty-bearing products. An additional $1,000 payment was due in June 1999, the fourth year of the agreement, and the payment was made during fiscal 1999. The Company was granted a "favored nations" clause in the original contract.

13.      INVESTMENT IN DANISH SUBSIDIARY:

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

14.      EMPLOYEE BENEFIT PLAN:

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

15.      JOINT VENTURE AGREEMENTS:

         In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom will market the joint venture's initial products for a period of several years, depending on the market. The Company accounts for the joint venture using the equity method. At March 28, 1999, the joint venture had net equity and net income of approximately $5,056 and $539, respectively. The proportionate share of the joint venture's income (losses) are recorded in the statements of operations as non-operating income (losses).

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       (companies in the development stage)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                     (in thousands, except per share amounts)


         Following is a summary of the operating results and financial position of the joint venture:

                                                                    Years ended March 31,
                                                              ---------------------------------
                                                                1999                     1998
                                                              --------                 --------
         Operations:
            Net sales                                         $      -                 $      -
            Net income (loss)                                 $    539                 $ (3,571)

         Financial position:
            Current assets                                    $  3,758                 $  3,802
            Noncurrent assets                                   26,180                   15,303
                                                              --------                 --------
                                                              $ 29,938                 $ 19,105
                                                              --------                 --------
                                                              --------                 --------

            Current liabilities                               $  5,474                 $  3,002
            Noncurrent liabilities                              19,408                   12,117
            Shareholders' equity                                 5,056                    3,986
                                                              --------                 --------
                                                              $ 29,938                 $ 19,105
                                                              --------                 --------
                                                              --------                 --------

         The Company and Alliant Techsystems Inc. ("Alliant") signed an agreement in October 1996, to establish a joint venture company. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. The Company will account for the joint venture using the equity method. At March 28, 1999, the Company's investment in the joint venture was nil, which is equal to the cost basis of the technology contributed by the Company. The net assets and operations of the joint venture were not material.

16.      SEGMENT INFORMATION:

         The Company conducts its business in one operating segment and uses only one measurement of profitablity. Long-lived asset information by geographic area at March 28, 1999 and March 29, 1998 is as follows:

                                                                               1999                  1998
                                                                          ---------------     -------------------
                  United States                                              $  5,502              $  5,733
                  International (primarily Northern Ireland)                   28,569                25,979
                                                                          ---------------     -------------------
                  TOTAL                                                      $ 34,071              $ 31,712
                                                                          ---------------     -------------------
                                                                          ---------------     -------------------

17.      SUBSEQUENT EVENTS:

         During the first quarter of fiscal 2000, the Company borrowed an aggregate of $5,450 from a stockholder under the amended loan agreement (Note 5). In conjunction with the borrowings, the Company issued warrants to purchase 325 shares of common stock. The warrants were valued using the Black Scholes valuation method and had a weighted average fair value of $4.22 per warrant at the time of issuance. The fair value of these warrants, totaling $1,372, has been reflected as additional consideration for the debt financing recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the amended loan agreement.