Form 10-Q
period 1999-06-27
VALENCE TECHNOLOGY INC
filed 1999-08-11
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                  FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1999.

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
  (State or other jurisdiction of           (I.R.S. Employer Identification
  incorporation or organization)                         No.)


                   301 Conestoga Way, Henderson, Nevada 89015
                ------------------------------------------------
                     (Address of principal executive offices
                               including zip code)


                                 (702) 558-1000
                ------------------------------------------------
                 (Registrant's telephone number, including area
                                      code)



                ------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes      X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $0.001 par value                   27,728,742 shares
------------------------------------      ------------------------------------
              (Class)                       (Outstanding at August 2, 1999)

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 27, 1999




                                    INDEX

                                                                          PAGES

PART I.  FINANCIAL INFORMATION

  Item 1.Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of
     June 27, 1999 and March 28, 1999........................................3

     Condensed Consolidated Statements of Operations and Comprehensive Loss for the period from March 3, 1989 (date of inception) to June 27, 1999 and for each of the three month periods ended June 27, 1999 and June 28, 1998.....................4

     Condensed Consolidated Statements of Cash Flows for the period from
     March 3, 1989 (date of inception) to June 27, 1999 and for each of the three month periods ended June 27, 1999 and June 28, 1998...................................5

     Notes to Condensed Consolidated Financial Statements....................6

  Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 9

  Item 3.Quantitative and Qualitative Disclosures About Market Risk.........14


PART II. OTHER INFORMATION

   Item 1.Legal Proceedings..................................................15

   Item 6.Exhibits and Reports on Form 8-K...................................16


SIGNATURE

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)
                                 (unaudited)
                                 -----------


                                                                  June 27, 1999          March 28, 1999
                                                                ------------------       ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $       1,224            $       2,454
     Receivables                                                        1,014                    1,168
     Prepaid and other current assets                                      62                      153
                                                                ------------------       ---------------
               Total current assets                                     2,300                    3,775

Property, plant and equipment, net                                     31,698                   34,071
Investment in joint venture                                               869                      555
                                                                ------------------       ---------------

                      Total assets                              $      34,867            $      38,401
                                                                ==================       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                          $         401            $         423
     Accounts payable                                                   1,258                    1,648
     Accrued expenses                                                   2,854                    4,207
     Accrued royalties and license fees                                 1,250                    1,000
     Advances and deposits                                              2,741                    1,881
     Grant payable                                                      1,920                    1,958
     Accrued compensation                                                 443                      442
                                                                ------------------       ---------------
               Total current liabilities                               10,867                   11,559

Deferred revenue                                                        2,500                    2,500
Long-term debt, less current portion                                    4,232                    4,402
Long-term debt to stockholder                                           7,944                    3,769
                                                                ------------------       ---------------
               Total liabilities                                       25,543                   22,230
                                                                ------------------       ---------------

Commitments and contingencies (Note 5)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series A, $0.001 par value, Issued and outstanding: 7,500
shares at June 27, 1999 and March 28, 1999,
respectively                                                            4,621                    4,514
         (Liquidation value: $7,800)
    Series B, $0.001 par value, Issued and outstanding: 7,500
shares at June 27, 1999 and March 28, 1999,
respectively                                                            3,815                    3,702
         (Liquidation value: $7,613)

Stockholders' Equity
Common stock, $0.001 par value, authorized:  50,000,000 shares,
  Issued and outstanding:  26,744,417 and 26,722,341 shares
      at June 27, 1999 and March 28, 1999, respectively                    27                       27

Additional paid-in capital                                            167,713                  166,457
Notes receivable from stockholder                                      (4,862)                  (4,862)
Deficit accumulated during the development stage                     (162,145)                (154,436)
Accumulated other comprehensive income                                    155                      769
                                                               ------------------        ---------------
          Total stockholders' equity                                      888                    7,955
                                                                ------------------       ---------------

               Total liabilities, mandatorily redeemable
                 convertible preferred stock and
                 stockholders' equity                           $      34,867            $      38,401
                                                               ==================       ===============

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

                                      -----


                               Period from
                              March 3, 1989
                                (date of               Three Months Ended
                               inception)
                                 Through
                              June 27, 1999      June 27, 1999     June 28,1998
                           -----------------    ---------------  ---------------
Revenue:
  Research and development
       contracts                $  21,605          $      -         $     -

Costs and expenses:
  Research and product
  development                     113,052             6,400           4,030
  Marketing                         3,695                58              29
  General and administrative       47,475             1,293             938
  Write-off of in-process
       technology                   8,212                 -               -
  Investment in Danish subsidiary   3,489                 -               -
  Special charges                  18,872                 -               -
                               ------------       -----------      ----------

    Total costs and expenses      194,795             7,751           4,997

      Operating loss             (173,190)           (7,751)         (4,997)

Interest and other income          17,963                82              87
Interest expense                   (5,287)             (354)          (118)

Equity in earnings (loss) of
   joint venture                   (1,631)              314            (287)
                               ------------       -----------      ----------
Net loss                        $(162,145)           (7,709)         (5,315)
                               ============
Beneficial conversion feature
on preferred stock                                     (219)              -
                                                  -----------      ----------
Net loss available to
common stockholders                                $ (7,928)        $(5,315)
                                                 ============      ==========

Other comprehensive loss:
    Net loss                                       $ (7,709)        $(5,315)
    Change in foreign
     currency translation
     adjustments                                        614            (788)
                                                 ------------      ----------
         Comprehensive loss                        $ (7,095)        $(6,103)
                                                 ============      ==========

Net loss per share
available to common
stockholders, basic and
diluted                                            $  (0.30)        $ (0.21)
                                                 ============      ==========

Shares used in computing
net loss per share
available to common
stockholders, basic and
diluted                                              26,736          25,348
                                                 ============      ==========

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

                  VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                     (companies in the development stage)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)
                                    -----

                                                     Period from
                                                    March 3, 1989
                                                       (date of           Three Months        Three Months
                                                      inception)             Ended               Ended
                                                       through              June 27,            June 28,
                                                    June 27, 1999             1999                1998
                                                  -----------------     ---------------    -----------------
Cash flows from operating activities:
  Net loss                                           $  (162,145)         $   (7,709)         $   (5,315)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         27,189               2,182                 437
    Write-off of equipment                                14,792                  -                   -
    Write-off of in-process technology                     6,211                  -                   -
    Compensation related to stock options                  3,560                  -                   -
    Non-cash charge related to acquisition of
     Danish subsidiary                                     2,245                  -                   -
    Equity in (earnings) losses of joint
     venture                                               1,631                (314)                287
    Amortization of debt discount                            153                  98                -
    Changes in assets and liabilities:
      Receivables                                             93                 142                 352
      Prepaid expenses and other current assets             (941)                 90                 925
      Accounts payable                                     1,224                (372)                209
      Accrued liabilities                                  1,292                (155)               (223)
      Deferred revenue                                     2,500                  -                   -
                                                     -------------       -------------       -------------

        Net cash used in operating activities           (102,196)             (6,038)             (3,328)
                                                     -------------       -------------       -------------

Cash flows from investing activities:
   Purchase of long-term investments                    (665,789)                 -                   -
   Maturities of long-term investments                   661,545                  -                   -
   Capital expenditures                                  (65,702)               (601)             (3,100)
   Other                                                    (222)                 -                   -
                                                     -------------       -------------       -------------

        Net cash used in investing activities            (70,168)               (601)             (3,100)
                                                     -------------       -------------       -------------

Cash flows from financing activities:
  Property and equipment grants                            6,421                  -                   -
  Borrowings of long-term debt                            25,452               5,450                  -
  Payments of long-term debt:
    Product development loan                                (482)                 -                   -
    Stockholder and director                              (6,173)                 -                   -
    Other long-term debt                                 (12,363)               (129)               (143)
  Proceeds from issuance of common stock and
   warrants, net of issuance costs                       149,021                 105                 902
  Proceeds from issuance of preferred stock,
   Series A, net of issuance costs                         7,075                  -                   -
  Proceeds from issuance of preferred stock,
   Series B, net of issuance costs                         7,125                  -                   -
                                                                                  -                   -
                                                     -------------       -------------       -------------

         Net cash provided by financing activities       176,076               5,426                 759

                                                     -------------       -------------       -------------

Effect of foreign exchange rates on cash and
cash equivalents                                          (2,488)                (17)                (49)
                                                     -------------       -------------       -------------

Increase (decrease) in cash and cash equivalents           1,224              (1,230)             (5,718)
Cash and cash equivalents, beginning of period                -                2,454               8,400
                                                     -------------       -------------       -------------

Cash and cash equivalents, end of period             $     1,224          $    1,224          $    2,682
                                                     =============       =============       =============

        The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in development stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)


1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

      These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and Subsidiaries (the Company) as of June 27, 1999, its consolidated results of operations for the period from March 3, 1989 (date of inception) to June 27, 1999 and for each of the three-month periods ended June 27, 1999 and June 28, 1998, and the consolidated cash flows for each of the three-month periods ended June 27, 1999 and June 28, 1998, and for the period from March 3, 1989 (date of inception) to June 27, 1999. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1999. The year end condensed consolidated balance sheet data as of March 28, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.    BASIS OF PRESENTATION:

      The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. In June 1999, the Company completed private financing arrangements of $6 million (Note 8). Management has implemented certain budgetary controls and is actively pursuing capital grant advances from the Northern Ireland Industrial Development Board. However, the Company's fiscal 2000 operating plan places significant reliance on obtaining outside financing. There can be no assurance that any new debt or equity issuances could be successfully consummated. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be substantial.

3.    EARNINGS PER SHARE:

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in development stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)



      The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:


                                                          THREE MONTHS ENDED
                                              JUNE 27, 1999             JUNE 28, 1998
                                              -------------             -------------

      Net loss available
        to common stockholders                 $ (7,928)                $  (5,315)

      Weighted average
        shares outstanding                       26,736                    25,348

      Earnings per share,
        basic and diluted                      $  (0.30)                $   (0.21)

      Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 6,955 and 4,558 for the three months ended June 27, 1999 and June 28, 1998, respectively.

4.    LONG-TERM DEBT TO STOCKHOLDER:

      In July 1997, the Company entered in to an amended loan agreement with a stockholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at June 27, 1999) and is available through August 30, 2002.

      During the first quarter of fiscal 2000, the Company borrowed an aggregate of $5,450 from a stockholder under the amended loan agreement bringing the outstanding loan balance to $9,950 as of June 27, 1999. In conjunction with the borrowings, the Company issued warrants to purchase 325 shares of common stock. The warrants were valued using the Black Scholes valuation method and had a weighted average fair value of $4.22 per warrant at the time of issuance. The fair value of these warrants, totaling $1,372, has been reflected as additional consideration for the debt financing recorded as a discount on the debt, and accreted as interest expense to be amortized over the life of the amended loan agreement. For the three months ending June 27, 1999, $98 was charged to interest expense.

5.    COMMITMENTS AND CONTINGENCIES:

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in development stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)


      In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, the Company filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell filed a first amended complaint again seeking damages of approximately $900. The matter is presently stayed pending settlement discussions, and no trial date has been set.

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

6.    SEGMENT INFORMATION:

      The Company conducts its business in one operating segment and uses only one measurement of profitability. Long-lived asset information by geographic area at June 27, 1999 and March 28, 1999 is as follows:

                                                   June 27,        March 28,
                                                     1999           1999
                                                  -----------   --------------
            United States                          $ 5,318         $ 5,502
            International  (primarily  Northern     26,380          28,569
            Ireland)
                                                  -----------   --------------
            TOTAL                                 $ 31,698        $ 34,071
                                                  ===========   ==============

7.    RECENT ACCOUNTING PRONOUNCEMENTS:

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Currently, the Company does not hold derivative instruments or engage in hedging activities.

8.    SUBSEQUENT EVENTS:

      On June 29, 1999, the Company sold 481 shares of its common stock to an institutional investor for an aggregate of $3 million.

      On July 30, 1999, the Company sold 502 shares of its common stock to an institutional investor raising an aggregate of $3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the progress of our research and development activities, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our plans to address the Year 2000 problem, our joint venture relationships, the status of the development of our products and their anticipated performance and customer acceptance and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks in product and technology development, the effect of the Company's accounting policies and the other risks discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed in our Annual Report on Form 10-K and the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1999. The results for the three-month period ending June 27, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 26, 2000.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than immaterial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation, which expired in May 1998. The Company has incurred cumulative losses of $162,145,000 from its inception to June 27, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1999 (FIRST QUARTER OF FISCAL 2000) AND JUNE 28, 1998 (FIRST QUARTER OF FISCAL 1999).

As of June 27, 1999, from an accounting and reporting standpoint, the Company is still classified as a "Development Stage" company. As a "Development Stage" company, sales invoices principally related to joint venture partners have not been recorded as revenue but have been recorded as a reduction to expense. Sales recorded as a reduction of expenses totaled $233,000 for materials and batteries shipped through June 27, 1999. All remaining portions of these purchase orders will be shipped and invoiced during the second quarter of fiscal year 2000. It is anticipated that the Company will start recording sales invoices as revenue during the second quarter of fiscal year 2000.

Research and development expenses were $6,400,000 and $4,030,000 during the three-month periods ended June 27, 1999 and June 28, 1998, respectively. The increased expenditures reflect the Company's efforts to commercialize a product, including increases in purchasing, machine design engineering, testing, and production raw materials for debugging equipment coupled with the loss of expense offsets previously provided by Delphi.

Marketing expenses were $58,000 and $29,000 for the first quarter of fiscal years 2000 and 1999, respectively. The increased expenditures are primarily the result of an increase in the work force combined with extensive travel for the purpose of product presentation to potential customers.

General and administrative expenses were $1,293,000 and $938,000 for the first three months of fiscal year 2000 and fiscal year 1999, respectively. The increase between comparable periods is due primarily to higher expenditures for legal services and international travel.

Interest and other income was $82,000 for the first quarter of fiscal 2000 as compared to $87,000 for the same period in fiscal 1999. The decrease is due to the decline in funds available for investment purposes offset by interest earned on notes receivable from a stockholder.

Interest expense was $354,000 and $118,000 during the three month periods ending June 27, 1999 and June 28, 1998, respectively. This increase is a result of expenses associated with the utilization of a line of credit from a principal stockholder which includes accrued interest and accretion of debt discount.

Joint venture income was $314,000 for the first quarter of fiscal 2000 as compared to a loss of $287,000 for the comparable period in fiscal 1999. The joint venture income is 50% of the net income earned by Hanil Valence Co., Ltd. during the months of April through June of 1999 resulting primarily from a gain on foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $6,038,000 net cash for operating activities during the first three months of fiscal year 2000 compared to using $3,328,000 during the first three months of fiscal year 1999, an increase between comparable periods of $2,710,000. This increase resulted primarily from the intensification of efforts to complete product development, expand and train production staff, expand marketing staff and efforts, and completing engineering efforts on production facilities.

During the three months ended June 27, 1999, the Company used $601,000 net cash from investing activities compared to $3,100,000 during the first three months ended June 28, 1998, a decreased usage of $2,499,000 between comparable periods. The usage in both periods was comprised solely of capital expenditures.

The Company provided $5,426,000 net cash from financing activities during the first quarter of fiscal year 2000 compared to $759,000 during the first quarter of fiscal year 1999. This increase of $4,667,000 resulted primarily from additional borrowing on a line of credit from a principal stockholder.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $1,230,000 during the three months ended June 27, 1999, whereas it had a net decrease in cash and cash equivalents of $5,718,000 during the three months ended June 28, 1998.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to (pound)27,555,000, generally become available over a five year period through October 31, 2001. As of June 27, 1999, the Company had received grants aggregating (pound)4,080,000 reducing remaining grants available to (pound)23,475,000 ($37,309,000 as of June 27, 1999).

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of (pound)12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants was limited to (pound)4,080,000 until the Company had recognized $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland. An amendment to the agreement with the IDB permits the Company to receive (pound)500,000 (approximately $815,000) after achieving sales of batteries manufactured by the Northern Ireland operation of at least $1,500,000. An additional (pound)500,000 is available when the total related sales reach $2,500,000.

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

The major components of construction in progress with their estimated costs and start dates are as follows: mixing, coating, etching, laminating and slitting equipment, $2,126,000, March 1997; assembly equipment, $8,953,000, March 1994; extraction, packaging, and conditioning equipment, $862,000, August 1993; and factory improvements and miscellaneous equipment, $717,000, June 1997. The estimated completion date for these major categories of construction in progress is the end of the second quarter of fiscal 2000. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

The Company expects that its existing funds will be sufficient to fund the Company's operations through mid-September 1999. The Company needs to raise additional debt or equity financing before the end of September in order to continue operations at current levels and fund planned capital expenditures, research and product development, and other endeavors. The Company is currently in discussions with several potential financing sources invovling additional equity sufficent to fund its operations for three to six months, after which it will require additional financing. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. These factors raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

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

OUR STATE OF READINESS

Our Year 2000 ("Y2K") project encompasses both information and non-information systems within Valence as well as the investigation of the readiness of our strategic suppliers/vendors. We have created a Year 2000 Project Team that is responsible for planning and monitoring all Year 2000 activities and reporting to our executive management. It has been reviewing Valence's Year 2000 status for approximately six months now, and has identified and evaluated crucial areas of concern regarding Year 2000 compliance. We define Year 2000 compliance to be, with respect to information technology, that the information technology accurately processes date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations, to the extent that other information technology, used in combination with the information technology being acquired, properly exchanges date/time data with it. Fixes have begun on a majority of these areas. Other areas are still being tested. Our goal is to have all Year 2000 issues resolved by December 31, 1999. To that end, we have inventoried and assessed the Year 2000 readiness of the following:

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

A Nevada Power representative said that when Y2K approaches, they will be off the national grid and will be on their own power. Two generating stations power Nevada Power, one is coal powered and the other is gas powered. The Company believes that Nevada Power has a sufficient amount of coal for the coal-powered station. The other station, which is gas powered, will be dependent on Southwest Gas.

Statewide Fire Protection Co., who makes and inspects our sprinklers, risers and hydrant systems said that the system is not electrical and our fire system is in compliance.

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

The EMS system said that 911 is not currently compliant, but they will be compliant by the end of June. The new system is a reverse calling system that will be set up to warn neighbors in the event of a Chlorine release from Timet or any other BMI Complex industries. The residential neighbors will receive an electronic message that tells them to ` Shelter in Place' or any other necessary instructions.

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

      PERSONAL COMPUTERS. All personal computer BIOSs' (basic input/output systems) are being tested for Y2K compliance. Currently 100% of all Novell network servers are Year 2000 compliant. Currently 95% of all user workstations are known to have a Y2K BIOS. Currently 75% of the personal computers that operate equipment have been tested. Only 2% of these have a Y2K compliant BIOS. We have patched the computers that are not Year 2000 compliant with a TSR, a software program that loads at computer startup, that will report the correct date and time to the operating system. This method has been tested and provides acceptable results.

All Northern Ireland primary engineering drawing software is fully compliant as well as our general office software, which has been upgraded to Microsoft Office 97, which is compliant. Our Fourth Shift manufacturing system in its current 16-bit database form is not compliant. An upgrade to the 32 bit database is planned for August / September 1999 at a cost of (pound)10k (approximately $16,500).

      LABORATORIES. The Maccor lab is in the process of being upgraded. Machines are being upgraded and patched for compliance. The lab is 100% complete for BIOS and operating system testing and fixes. The electrical chemistry lab is 98% patched and tested. The data acquisition software run by these machines has been tested and we have concluded that there is a minor Year 2000 bug. This may be fixed by a slight program change or upgrading to a newer version of the software. This does not affect the ending results of the data. The Northern Ireland lab is 88% complete for BIOS and operating system testing and fixes. Lantastic Network Version 5, which networks the Maccor cyclers, is not compliant. Lantastic Version 8 has been purchased and is being installed (currently 50% complete). Maccor has been contacted concerning their data acquisition software compliance.

      The dedicated PCs for QC lab equipment are also being BIOS checked. Currently 6 are compliant, 4 were made compliant with the TSR, with another 2 to be tested (83% compliant). All software that interfaces with instruments is being checked, with 16% so far responding as compliant. One instrument is known not to be compliant and will cease to function in September but we are currently considering whether to backdate the system date. This is a feasible option since we have not previously collected data with this instrument or taken advantage of a reduced price upgrade offer by the manufacturer.

      AUTOMATED MACHINERY. The manufacturing machinery is controlled primarily by PLCs (Programmable Logic Controllers) and in some cases an industrial PC is added as the MMI (Man Machine Interface). Not all PLCs are date aware (their function also does not require it) and therefore would not be affected. We are currently tracking 43 systems which fall in this category, 10 of which have already been fully certified, 15 that are compliant but waiting for vendor written certification, 15 awaiting replies, and 3 with known issues. The three systems with known issues require a software upgrade which will cost (pound)2,500 ($4,125) each.

      IN-HOUSE SYSTEMS. One database has been tested and is known not to be compliant. A programmer has been hired to rewrite the database in another platform making it Year 2000 compliant. All other databases at the US facility are Year 2000 compliant, and the Year 2000 Project Team is reviewing the databases at the Northern Ireland facility. The accounting software is not compliant and an upgrade has been received. The upgrade will be installed in August 1999. The badge security system is not compliant and will need to be replaced or fixed. At present, the system has been backdated to 1993 and there are no apparent problems with this fix. There is no critical data or integration that will be affected by this change. A task force has been assembled and will look into issues that may have been overlooked and to help continue the efforts to make our facilities compliant. Valence's phone system has been upgraded and is now Year 2000 compliant. The e-mail system is not Year 2000 compliant. A replacement has been purchased and is in the process of being implemented. The Voice Mail system is not Year 2000 compliant and will be upgraded as soon as the replacement e-mail software is installed. Microsoft Office 97 has been implemented throughout the facility and is patched with all of Microsoft's latest patches. A new backup system has been purchased and is being implemented to replace a backup system that is Y2K compliant but will not be supported after December 31, 1999.

COSTS TO ADDRESS THE YEAR 2000

Spending for modifications and updates is being expensed as incurred and is not expected to have a material impact on our results of operations or cash flows. The cost of our Year 2000 project is being funded through available funds. We estimate that our total Year 2000 expenditures will not be material. Through the end of calendar 1998, Valence had incurred $40,000 in connection with its Year 2000 compliance program, and is expected to incur approximately $50,000 additional during fiscal 2000.

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

There has been no material change in the Company's exposure to market risk since March 28, 1999.

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

In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, the Company filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell filed a first amended complaint again seeking damages of approximately $900,000. The matter is presently stayed pending settlement discussions, and no trial date has been set.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS

            27    Financial Data Schedule

      b.    REPORTS ON FORM 8-K

            1. Form 8-K filed April 29, 1999 updating legal proceedings disclosure.
            2. Form 8-K filed June 29, 1999 announcing sale of common stock to instituational investor.
            3. Form 8-K filed July 30, 1999 announcing sale of common stock to institutional investor.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                    VALENCE TECHNOLOGY, INC.
                                    (Registrant)


Date: August 11, 1999               By:  /s/ Lev M. Dawson
                                         -------------------------------
                                         Lev M. Dawson
                                         Chairman of the Board,
                                         Chief Executive Officer, and
                                         President


Date: August 11, 1999               By:  /s/ Jay L. King
                                         -------------------------------
                                         Jay L. King
                                         Vice President and Chief
                                         Financial Officer

                                EXHIBIT INDEX

EXHIBIT NUMBER          EXHIBIT

       27               Financial Data Schedule