Form 10-Q
period 1999-09-26
VALENCE TECHNOLOGY INC
filed 1999-11-10
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1999.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)



                  Delaware                             770214673
      ------------------------------          ------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)



                   301 Conestoga Way, Henderson, Nevada 89015
                -------------------------------------------------
                     (Address of principal executive offices)



                                  (702) 558-1000
                -------------------------------------------------
              (Registrant's telephone number, including area code)



          ----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock $0.001 par value                 31,564,272 shares
     -----------------------------------     -----------------------------------
                   (Class)                    (Outstanding at November 1, 1999)

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

                                     FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 26, 1999




                                       INDEX

                                                                           PAGES

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of
         September 26, 1999 and March 28, 1999.................................3

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the period from March 3, 1989
         (date of inception) to September 26, 1999 and for each of the three and six month periods ended September 26, 1999 and
         September 27, 1998....................................................4

         Condensed Consolidated Statements of Cash Flows for the
         period from March 3, 1989 (date of inception) to September
         26, 1999 and for each of the six month periods ended
         September 26, 1999 and September 27, 1998.............................5

         Notes to Condensed Consolidated Financial Statements..................6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...........21


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.....................................22


SIGNATURE

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)
                                      -----

                                                             September 26,         March 28,
                                                                 1999               1999
                                                             ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                               $     3,212         $     2,454
     Receivables                                                   1,336               1,168
     Prepaid and other current assets                                 34                 153
                                                             -----------         -----------
          Total current assets                                     4,582               3,775

Property, plant and equipment, net                                32,110              34,071
Investment in joint venture                                            0                 555
                                                             -----------         -----------
                    Total assets                             $    36,692         $    38,401
                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                       $       409         $       423
     Accounts payable                                                959               1,648
     Accrued expenses                                              2,215               4,207
     Accrued royalties and license fees                            1,500               1,000
     Advances and deposits                                         3,039               1,881
     Grant payable                                                 1,985               1,958
     Accrued compensation                                            372                 442
                                                             -----------         -----------
            Total current liabilities                             10,479              11,559

Deferred revenue                                                   2,500               2,500
Long-term debt, less current portion                               4,227               4,402
Long-term debt to stockholder                                      8,107               3,769
                                                             -----------         -----------
                    Total liabilities                             25,313              22,230
                                                             -----------         -----------

Commitments and contingencies (Note 5)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series A, $0.001 par value, Issued and
       outstanding: 7,500 shares at September 26,
       1999 and March 28, 1999                                     4,727               4,514
       (Liquidation value: $8,025)
    Series B, $0.001 par value, Issued and outstanding:
       4,500 and 7,500 shares at September 26, 1999 and
       March 28, 1999, respectively                                2,352               3,702
       (Liquidation value: $4,702)

Stockholders' Equity:
Common stock, $0.001 par value, authorized: 50,0000,000 shares,
  Issued and  outstanding:  29,552,987 and 26,722,341
  shares at September 26, 1999 and March 28, 1999,
  respectively                                                        30                  27
Additional paid-in capital                                       179,912             166,457
Notes receivable from stockholder                                 (4,862)             (4,862)
Deficit accumulated during the development stage                (171,959)           (154,436)
Accumulated other comprehensive income                             1,179                 769
                                                             -----------         -----------
      Total stockholders' equity                                   4,300               7,955
                                                             -----------         -----------

      Total liabilities, mandatorily redeemable convertible
              preferred stock and stockholders' equity       $    36,692         $    38,401
                                                             ===========         ===========


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

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share amounts)
                                    (unaudited)
                                      -----



                                    Period from
                                   March 3, 1989
                                (date of inception)            Three Months Ended                           Six Months Ended
                                      Through           --------------------------------          --------------------------------
                                   September 26,        September 26,      September 27,          September 26,      September 27,
                                       1999                 1999               1998                   1999               1998

Revenue:
  Research and development
    contracts                       $   21,605           $        -         $        -             $        -         $        -
  Battery and laminate sales               389                  389                  -                    389                  -
                                    ----------           ----------         ----------             ----------         ----------
         Total revenue                  21,994                  389                  -                    389                  -

Costs and expenses:
  Research and product
    development                        120,197                7,145              4,708                 13,545              8,738
  Marketing                              3,747                   52                 18                    110                 47
  General and administrative            49,222                1,747              1,319                  3,040              2,257
  Write-off of in-process
   technology                            8,212                    -                  -                      -                  -
  Investment in Danish subsidiary        3,489                    -                  -                      -                  -
  Special charges                       18,872                    -                  -                      -                  -
                                    ----------           ----------         ----------             ----------         ----------
    Total costs and expenses           203,739                8,944              6,045                 16,695             11,042

     Operating loss                   (181,745)              (8,555)            (6,045)               (16,306)           (11,042)

Interest and other income               18,053                   90              2,248                    172              2,335
Interest expense                        (5,767)                (480)              (130)                  (834)              (248)
Equity in earnings (loss) of
  joint venture                         (2,500)                (387)                 -                   (555)              (287)
                                    ----------           ----------         ----------             ----------         ----------
Net loss                            $ (171,959)              (9,332)            (3,927)               (17,523)            (9,242)
                                    ==========
Beneficial conversion feature
  on preferred stock                                           (212)               (75)                  (431)               (75)
Net loss available to common
  stockholders                                           $   (9,544)        $   (4,002)            $  (17,954)        $   (9,317)
                                                         ==========         ==========             ==========         ==========

Other comprehensive loss:
  Net loss                                               $   (9,332)        $   (3,927)            $  (17,523)        $   (9,242)
  Change in foreign currency
    translation adjustments                                   1,024                731                    410                (57)
                                                         ----------         ----------             ----------         ----------
     Comprehensive loss                                  $   (8,308)        $   (3,196)            $  (17,113)        $   (9,299)
                                                         ==========         ==========             ==========         ==========

Net loss per share available to
 common Stockholders, basic and
 diluted                                                 $    (0.34)        $    (0.16)            $    (0.66)        $    (0.37)
                                                         ==========         ==========             ==========         ==========

Shares used in computing net loss
per share available to common
stockholders, basic and diluted                              27,865             25,524                 27,301             25,436
                                                         ==========         ==========             ==========         ==========


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

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)
                                       -----


                                                   Period from
                                                  March 3, 1989          Six Months          Six Months
                                               (date of inception)         Ended               Ended
                                                    through             September 26,       September 27,
                                               September 26, 1999           1999                1998
                                               ------------------    ------------------  ------------------

Cash flows from operating activities:
  Net loss                                       $     (171,959)       $  (17,523)          $  (9,242)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Depreciation and amortization                        29,355             4,348                 862
    Write-off of equipment                               14,792                 -                   -
    Write-off of in-process technology                    6,211                 -                   -
    Compensation related to stock options                 3,560                 -                   -
    Noncash charge related to acquisition
      of Danish subsidiary                                2,245                 -                   -
        Equity in (earnings) losses of
          joint venture                                   2,500               555                 287
        Amortization of debt discount                       315               260                  14
   Changes in assets and liabilities:
     Receivables                                           (206)             (157)                411
     Prepaid expenses and other current assets            (912)              119                 909
     Accounts payable                                       901              (695)               (351)
     Accrued liabilities                                  1,002              (445)             (1,881)
     Deferred revenue                                     2,500                 -                   -
                                                 --------------        ----------           ---------

      Net cash used in operating                       (109,696)          (13,538)             (8,991)
                                                 --------------        ----------           ---------

Cash flows from investing activities:
 Purchase of long-term investments                     (665,789)                -                   -
  Maturities of long-term investments                   661,545                 -                   -
  Capital expenditures                                  (66,928)           (1,827)             (4,769)
  Other                                                    (222)                -                   -
                                                 --------------        ----------           ---------

      Net cash used in investing                        (71,394)           (1,827)             (4,769)
                                                 --------------        ----------           ---------

Cash flows from financing activities:

  Property and equipment grants                           6,421                 -               2,000
  Borrowings of long-term debt                           25,452             5,450               2,169
  Payments of long-term debt:
   Product development loan                                (482)                -                   -
   Stockholder and director                              (6,173)                -                   -
   Other long-term debt                                 (12,464)             (230)               (158)
  Proceeds from issuance of common stock
   and warrants, net of issuance costs                  159,865            10,949                   -
  Proceeds from issuance of preferred stock,
   Series A, net of issuance costs                        7,075                 -               2,447
  Proceeds from issuance of preferred stock,
   Series B, net of issuance costs                        7,125                 -               6,040
                                                 --------------        ----------           ---------

    Net cash provided by financing activities           186,819            16,169              12,498
                                                 --------------        ----------           ---------

Effect of foreign exchange rates on cash
  and cash equivalents                                   (2,517)              (46)               (414)
                                                 --------------        ----------           ---------

Increase (decrease) in cash and cash
  equivalents                                             3,212               758              (1,676)
Cash and cash equivalents, beginning of period                -             2,454               8,400
                                                 --------------        ----------           ---------

Cash and cash equivalents, end of period         $        3,212        $    3,212           $   6,724
                                                 ==============        ==========           =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (in thousands, except per share amounts)
                                    (unaudited)


1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

      These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries (the Company) as of September 26, 1999, its consolidated results of operations for the period from March 3, 1989 (date of inception) to September 26, 1999 and for each of the three and six-month periods ended September 26, 1999 and September 27, 1998, and the consolidated cash flows for each of the six-month periods ended September 26, 1999 and September 27, 1998, and for the period from March 3, 1989 (date of inception) to September 26, 1999. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1999. The year end condensed consolidated balance sheet data as of March 28, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      We have produced prototype and production quality products that we believe have performance characteristics that are suitable for a broad market. However, additional development will be required to enable us to consistently produce battery systems with these characteristics. The Company presently has a limited quantity of products available for sale. To achieve profitable operations, the Company must successfully develop, manufacture, and market its products. There can be no assurance that any products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed.

2.    BASIS OF PRESENTATION:

      The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has sustained recurring losses related primarily to the development and marketing of its products. Management is actively pursuing additional equity and debt financing from both institutional and corporate investors. In October 1999, the Company completed private financing arrangements of $4.5 million (Note 8). Management has implemented certain budgetary controls and is actively pursuing capital grant advances from the Northern Ireland Industrial Development Board. However, the Company's fiscal 2000 operating plan places significant reliance on obtaining outside financing. There can be no assurance that any new debt or equity issuances could be successfully consummated. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be substantial.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (in thousands, except per share amounts)
                                    (unaudited)


      The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                 SEPT. 26, 1999        SEPT. 27, 1998    SEPT. 26, 1999          SEPT. 27, 1998
                                 --------------        --------------    --------------          --------------

Net loss available
 to common stockholders          $    (9,544)          $    (4,002)      $    (17,954)           $    (9,317)

Weighted average
 shares outstanding                    27,865               25,524             27,301                 25,436

Earnings per share,
 basic and diluted               $      (0.34)         $     (0.16)      $      (0.66)           $     (0.37)


      Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 6,690 and 3,724 for the three and six months ended September 26, 1999 and September 27, 1998, respectively.

4.    LONG-TERM DEBT TO STOCKHOLDER:

      In July 1997, the Company entered in to an amended loan agreement with a stockholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at September 26, 1999) and is available through August 30, 2002.

      During the first quarter of fiscal 2000, the Company borrowed an aggregate of $5,450 from a stockholder under the amended loan agreement bringing the outstanding loan balance to $9,950 as of June 27, 1999. In conjunction with the borrowings, the Company issued warrants to purchase 325 shares of common stock. The warrants were valued using the Black Scholes valuation method and had a weighted average fair value of $4.22 per warrant at the time of issuance. The fair value of these warrants, totaling $1,372, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt, and accreted as interest expense to be amortized over the life of the amended loan agreement. For the six months ending September 26, 1999, $260 was charged to interest expense.

5.    COMMITMENTS AND CONTINGENCIES:

      LITIGATION:

      In May 1994, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its present and former officers and directors. These lawsuits were consolidated, and in September 1994, the plaintiffs filed a consolidated and amended class action complaint. Following the Court's Orders on motions to dismiss the complaint, which were granted in part and denied in part, the plaintiffs filed an amended complaint in October 1995 ("Complaint"). The Complaint alleges violations of the federal securities laws against the Company, certain of its present and former officers and directors, and the underwriters of the Company's public stock offerings, claiming that the defendants issued a series of false and misleading statements, including filings with the Securities and Exchange Commission, with regard to the Company's business and future prospects. The plaintiffs represent a class of persons who purchased the Company's common stock between May 7, 1992 and August 10, 1994. The Complaint seeks unspecified compensatory and punitive damages, attorney's fees, and costs.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (in thousands, except per share amounts)
                                    (unaudited)


      On January 23, 1996, the Court dismissed, with prejudice, all claims against the underwriters of the Company's public stock offerings, and one claim against the Company and its present and former officers and directors. On April 29, 1996, the Court dismissed with prejudice all remaining claims against a present director and limited claims against a former officer and director to the period when that person was an officer. In December 1996, the Company and the individual defendants filed motions for summary judgment, which the plaintiffs opposed. In November 1997, the Court granted the motions for summary judgment and entered judgment in favor of all defendants. Plaintiffs appealed to the Ninth Circuit Court of Appeals, which heard argument in December 1998. In April 1999, the Ninth Circuit issued an opinion reversing the District Court's order with respect to the grant of summary judgment and remanded the case back to the District Court. Although the Company continues to believe that it has a meritorious defense in this lawsuit, an unfavorable resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operation.

      In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, the Company filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell filed a first amended complaint again seeking damages of approximately $900. The matter is presently set for non-binding arbitration in January 2000, and no trial date has been set.

      In September 1998, Klockner Bartelt/Medipak, Inc. d/b/a/ Klockner Medipak filed suit against the Company in the United States District Court for the Middle District of Florida (File No. 98-1844-Civ-7-24E) alleging breach of contract by the Company with respect to an agreement for the supply of battery manufacturing equipment, and claimed damages of approximately $2.5 million. On January 20, 1999, the Company filed a counterclaim against Klockner alleging breach of contract, breach of express warranty, breach of the implied warranty of merchantability, breach of the implied warranty of fitness for a particular purpose, and rescission and restitution and claimed compensatory damages to be determined at trial. The case has been set for trial in March 2000.

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


6.    SEGMENT INFORMATION:

      The Company conducts its business in one operating segment and uses only one measurement of profitability. Long-lived asset information by geographic area at September 26, 1999 and March 28, 1999 is as follows:

                                                      September 26,      March 28, 1999
                                                       -------------      --------------
         United States                                   $ 5,202             $ 5,502
         International  (primarily  Northern Ireland)     26,908              28,569
                                                       ------------       --------------
         TOTAL                                           $32,110             $ 34,071
                                                       ============       ==============

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (companies in the development stage)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (in thousands, except per share amounts)
                                    (unaudited)


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

8.    SUBSEQUENT EVENTS:

      During October 1999, Castle Creek Investments, LDC elected to convert all
      7.5 shares of their Series A Convertible Participating Preferred Stock. These 7.5 shares of Series A stock, including the accreted redemption value through the date of conversion, converted to 1,335 shares of Valence Technology, Inc. common stock.

      On October 18, 1999, the Company obtained a loan in the amount of $1.5 million from a major stockholder. The loan is in the form of a demand note such that the holder can request payment after January 31, 2000 or convert the loan and accrued interest to common stock. The conversion rate is $5.05, which equals the ten-day average closing stock price prior to the loan date. The interest rate is 9% per annum.

      On October 28, 1999, the Company sold 677 shares of its common stock to an institutional investor raising an aggregate of $3 million.

      On November 3, 1999, Castle Creek Investments, LDC elected to convert one thousand shares of their Series B Convertible Participating Preferred Stock. These shares of Series B stock, including the accreted redemption value through the date of conversion, converted to 226 shares of Valence Technology, Inc. common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the progress of our research and development activities, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our plans to address the Year 2000 problem, our joint venture relationships, the status of the development of our products and their anticipated performance and customer acceptance and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks in product and technology development, and the other risks discussed herein and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, in this report, and in our Annual Report on Form 10-K, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed herein, in our Annual Report on Form 10-K and in the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1999. The results for the three and six-month periods ended September 26, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 26, 2000.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than immaterial revenues from limited sales of prototype batteries and laminate, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation, which expired in May 1998. The Company has incurred cumulative losses of $171,959,000 from its inception to September 26, 1999.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 26, 1999 (SECOND QUARTER AND FIRST HALF OF FISCAL 2000) AND SEPTEMBER 27, 1998 (SECOND QUARTER AND FIRST HALF OF FISCAL 1999).

As of September 26, 1999, from an accounting and reporting standpoint, the Company is still classified as a "Development Stage" company. As a "Development Stage" company, sales invoices principally related to joint venture partners have not been recorded as revenue but have been recorded as reductions to expense. Sales recorded as a reduction of expenses totaled $233,000 for materials and batteries shipped through June 27, 1999. Sales of batteries and laminate during the second quarter of fiscal 2000, which ended September 26, 1999, in the amount of $ 389,000, were recorded as sales.

Research and development expenses were $7,145,000 and $13,545,000 during the three and six-month periods ended September 26, 1999 as compared to $4,708,000 and $8,738,000 during the same period of fiscal 1999. The increased expenditures reflect the Company's efforts to commercialize a product, including increases in purchasing, machine design engineering, testing, and production raw materials for debugging equipment coupled with the loss of expense offsets previously provided by Delphi.

Marketing expenses were $52,000 and $110,000 for the second quarter and first half of fiscal year 2000, respectively, as compared to $18,000 and $47,000 during similar periods of fiscal year 1999. The increased expenditures are primarily the result of an increase in marketing department staffing combined with extensive travel meeting with potential customers for the purpose of product presentation.

General and administrative expenses increased to $1,747,000 and $3,040,000 during the second quarter and first half of fiscal year 2000, respectively, from $1,319,000 and $2,257,000 for comparable periods in fiscal 1999. The increase between comparable periods is due primarily to higher expenditures for legal services, completion of the senior management team, and increased international travel to complete product commercialization.

Interest and other income decreased to $90,000 and $172,000 for the second quarter and first half of fiscal 2000, respectively, as compared to $2,248,000 and $2,335,000 for the corresponding periods in fiscal 1999. The decrease is due to the settlement payment of $2.2 million from Delphi received during the second quarter of fiscal 1999.

Interest expense increased to $480,000 and $834,000 during the second quarter and first half of fiscal year 2000, respectively, from $130,000 and $248,000 for the comparable periods in fiscal 1999. This increase is a result of expenses associated with the utilization of a line of credit from a principal stockholder, which includes accrued interest and accretion of debt discount.

The Company recognized joint venture losses of $387,000 and $0 for the second quarter for fiscal 2000 and fiscal 1999, respectively. As well as a loss of $555,000 for the first half of fiscal 2000 as compared to a loss of $287,000 for the comparable period in fiscal 1999. These losses are due primarily to start-up costs and foreign currency valuations. The Company's joint venture income or loss is 50% of the net income or loss incurred by Hanil Valence Co., Ltd., with losses recorded up to the Company's investment in the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $13,538,000 net cash for operating activities during the first six months of fiscal year 2000 compared to using $8,991,000 during the first six months of fiscal year 1999, an increase between comparable periods of $4,547,000. This increase resulted primarily from the intensification of efforts to complete product development, expand and train production staff, expand marketing staff and efforts, and completing engineering efforts on production facilities.

During the six months ended September 26, 1999, the Company used $1,827,000 net cash from investing activities compared to $4,769,000 during the six months ended September 27, 1998, a decreased usage of $2,942,000 between comparable periods. The usage in both periods was comprised solely of capital expenditures.

The Company provided $16,169,000 net cash from financing activities during the first half of fiscal year 2000 compared to $12,498,000 during the first half of fiscal year 1999. This increase of $3,671,000 resulted from additional borrowing on a line of credit from a principal stockholder and the sale of common stock to institutional investors.

As a result of the above, the Company had a net increase in cash and cash equivalents of $758,000 during the six months ended September 26, 1999, whereas it had a net decrease in cash and cash equivalents of $1,676,000 during the six months ended September 27, 1998.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to (pound)27,555,000, generally become available over a five-year period through October 31, 2001. As of September 26, 1999, the Company had received grants aggregating (pound)4,080,000 reducing remaining grants available to (pound)23,475,000 ($38,565,000 as of September 26, 1999).

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of (pound)12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants was limited to (pound)4,080,000 until the Company had recognized $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland. An amendment to the agreement with the IDB permits the Company to receive (pound)500,000 (approximately $821,000) after achieving sales of batteries manufactured by the Northern Ireland operation of at least $1,500,000. An additional (pound)500,000 is available when the total related sales reach $2,500,000.

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

The major components of construction in progress with their estimated costs and start dates are as follows: mixing, coating, etching, laminating and slitting equipment, $2,588,000, March 1997; assembly equipment, $10,377,000, March 1994; extraction, packaging, and conditioning equipment, $891,000, August 1993; and factory improvements and miscellaneous equipment, $736,000, June 1997. The estimated completion date for these major categories of construction in progress is the end of fiscal year 2000. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

The Company expects that its existing funds and financings listed in the subsequent events section of this report (Note 8) will be sufficient to fund the Company's operations through mid-December 1999. The Company needs to raise additional debt or equity financing before the end of December in order to continue operations at current levels and fund planned capital expenditures, research and product development, and other endeavors. We anticipate that after taking into account projected revenues and receipt of funds from other sources, we will need to raise a minimum of $25 million in either a debt or equity financing to fund capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities through the remainder of fiscal 2000 and through the first quarter of fiscal 2001. The Company is currently in discussions with several potential financing sources involving additional equity sufficient to fund its operations for three to six months, after which it will require additional financing. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. These factors raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

Castle Creek Investments, LDC was the holder of 7,500 shares of Series A and 7,500 shares of Series B of the Company's Convertible Participating Preferred Stock. During September 1999, they elected to convert approximately $3 million of Series B, including accreted redemption value through the conversion date, to the Company's common stock. The conversion amounted to 699,807 shares of Valence Technology, Inc. common stock.

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

OUR STATE OF READINESS

Our Year 2000 ("Y2K") project encompasses both information and non-information systems within Valence as well as the investigation of the readiness of our strategic suppliers/vendors. We have created a Year 2000 Project Team that is responsible for planning and monitoring all Year 2000 activities and reporting to our executive management. It has been reviewing Valence's Year 2000 status for approximately nine months now, and has identified and evaluated crucial areas of concern regarding Year 2000 compliance. We define Year 2000 compliance to be, with respect to information technology, that the information technology accurately processes date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations, to the extent that other information technology, used in combination with the information technology being acquired, properly exchanges date/time data with it. Fixes have begun on a majority of these areas. Other areas are still being tested. Our goal is to have all Year 2000 issues resolved by December 31, 1999. To that end, we have inventoried and assessed the Year 2000 readiness of the following:

      VENDORS/SERVICE PROVIDERS. We have distributed letters and questionnaires to all vendors and service providers that are critical to the day-to-day operations of Valence. Of these letters and questionnaires, 24% have responded as being compliant. Letters have been distributed a second time to vendors and service providers that either did not respond initially or responded as not to be in compliant at that time. The second letter elicited information necessary to change key vendors.

      ENVIRONMENTAL, HEALTH, SAFETY AND SECURITY SYSTEMS. We have been advised by Statewide Fire Electronics that the fire alarm systems within our plant are Y2K compliant. These systems are dependent on our electric utility company, Nevada Power, but are equipped with 24-hour back-up battery.

A Nevada Power representative informed the Company that when Y2K approaches, it will be off the national grid and will be on its own power. Two generating stations power Nevada Power, one is coal powered and the other is gas powered. The Company believes that Nevada Power has a sufficient amount of coal for the coal-powered station. The other station, which is gas powered, will be dependent on Southwest Gas.

If there is a disruption in electrical service, our back-up generator will provide light and ventilation to critical areas of our US facility as well as providing power for our telephone system.

Our sprinklers, risers, and hydrant systems are not electrical and our fire system is in compliance. Should it become necessary, our emergency lights are powered by battery back-up for sufficient time to allow our employees to evacuate the facility.

The Henderson Fire Department has advised the Company that it is Y2K compliant. As part of its disruption preparations, it is planning to have additional manpower working and a spare fuel truck on site. In the event of a power outage, the Fire Department will staff local recreation centers with personnel equipped with radios. In the event of an emergency, or if phone service is disrupted, we will be able to go to the manned recreation center closest to Valence which is the Black Mountain Recreation Center on Horizon.

We will be closed during Y2K but security guards, which are on duty when the facility is closed, will continue to maintain the building. The security computer that regulates badge entry into the building has been backdated to 1993 and has been operating adequately. We are furnishing the guards with extra chains and padlocks in the event the doors need to be secured manually and are providing bottled drinking water for their use. We anticipate no security issues.

Conclusion:  There are no known areas of concern as related to EHS functions.

      OPERATIONS AND PROCESS EQUIPMENT. In reviewing the compliance of all operations and process equipment in the Henderson facility, no compliance issues where found. Statements from equipment vendors were obtained to verify this conclusion.

      PERSONAL COMPUTERS. All personal computer BIOSs' (basic input/output systems) are being tested for Y2K compliance. Currently 100% of all Novell network servers are Year 2000 compliant. Currently 100% of all user workstations are known to have a Y2K BIOS. Currently 75% of the personal computers that operate equipment have been tested. Only 2% of these have a Y2K compliant BIOS. We have patched the computers that are not Year 2000 compliant with a TSR, a software program that loads at computer startup, that will report the correct date and time to the operating system. This method has been tested and provides acceptable results.

All Northern Ireland primary engineering drawing software is fully compliant as well as our general office software, which has been upgraded to Microsoft Office 97, which is compliant. Our Fourth Shift manufacturing system in its current 16-bit database form is not compliant. An upgrade to the 32-bit database is planned for late November 1999 at a cost of (pound)10k (approximately $16,400).

      LABORATORIES. The Maccor lab has been completely upgraded and patched for Y2K compliance. The electrical chemistry lab has been completely upgraded and patched for Y2K compliance with the exception of the data acquisition software. The data acquisition software run by these machines has been tested and we have concluded that there is a minor Y2K bug. Because data is not calculated by date, this does not affect the ending results of the data. The US quality control lab is 100% compliant. The Northern Ireland lab is 100% complete for BIOS and operating system testing and fixes. Lantastic Network Version 5, which networks the Maccor cyclers, is not compliant. Lantastic Version 8 has been purchased and is being installed (currently 75% complete).

      The Northern Ireland dedicated PCs for QC lab equipment have also been BIOS checked and are now all compliant. All software that interfaces with instruments is being checked, with 80% so far responding as compliant. One instrument was found not to be compliant and has been replaced.

      AUTOMATED MACHINERY. The manufacturing machinery is controlled primarily by PLCs (Programmable Logic Controllers) and in some cases an industrial PC is added as the MMI (Man Machine Interface). Not all PLCs are date aware (their function also does not require it) and therefore would not be affected. We are currently tracking 40 systems which fall in this category, 35 of which have already been fully certified and 5 with known issues. The five systems with known issues require a software upgrade which will cost (pound)2,500 ($4,100) each. Automated equipment has been tested for date rollover, and found to be compliant, in the following sections: liquids, mixing, lamination, bi-cell assembly, stack and connect, packaging, folding, and conditioning. The coating and final test sections are being tested at this time.

      IN-HOUSE SYSTEMS. One database has been tested and is known not to be compliant. A programmer has been hired to rewrite the database in another platform making it Y2K compliant with an estimated completion in November 1999. All other databases at the US facility are Y2K compliant, and the Year 2000 Project Team is reviewing the databases at the Northern Ireland facility. The accounting software has been upgraded to the compliant version of the software. The badge security system is not compliant and will need to be replaced or fixed. At present, the system has been backdated to 1993 and there are no apparent problems with this fix. There is no critical data or integration that will be affected by this change. A task force has been assembled and will look into issues that may have been overlooked and to help continue the efforts to make our facilities compliant. Valence's telephone system has been upgraded and is now compliant. The e-mail system has been replaced with a compliant version. The Voice Mail system is not Y2K compliant. A new voice mail system has been purchased and will be installed prior to year-end. Microsoft Office 97 has been implemented throughout the facility and is patched with Microsoft's latest patches. A new backup system has been purchased and is being implemented to replace a backup system that is Y2K compliant but will not be supported after December 31, 1999.

COSTS TO ADDRESS THE YEAR 2000

Spending for modifications and updates is being expensed as incurred and is not expected to have a material impact on our results of operations or cash flows. The cost of our Year 2000 project is being funded through available funds. We estimate that our total Year 2000 expenditures will not be material. Through the end of fiscal 1999, Valence had incurred $40,000 in connection with its Year 2000 compliance program, and is expected to incur approximately $60,000 additional during fiscal 2000.

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

RISK FACTORS AND FORWARD LOOKING INFORMATION

WE HAVE AN IMMEDIATE NEED FOR ADDITIONAL CAPITAL. We have an immediate need for additional capital, which if we don't obtain, would cause us to reduce our developmental efforts and impair our ability to commercialize our products. At September 26, 1999, we had cash and cash equivalents of $3,212,000. Subsequent to September 26, 1999 and as of November 10, 1999, we obtained an additional $3 million of equity financing and $1.5 million of debt financing from a stockholder. We anticipate that, after taking into account projected revenues and receipt of funds from other sources, we will need to raise a minimum of $25 million in either a debt or equity financing to fund planned capital expenditures, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities through the remainder of fiscal 2000 and through the first quarter of fiscal 2001. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in OEM relationships or market conditions. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. These factors raise substantial doubts about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED QUANTITY OF PRODUCTS CURRENTLY AVAILABLE FOR SALE. We are a development stage company and cannot anticipate when, or if, we will ever have significant revenues from a product. We have derived our revenues primarily from a research and development contract with Delphi Automotive Systems Group, which we completed in May 1998. We presently have limited quantities of commercially developed and manufactured products available for sale. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty, and such adjustments, if necessary, could be substantial.

OUR CURRENT AVAILABLE CAPITAL AND FUTURE REVENUES, IF ANY, WILL NOT BE SUFFICIENT TO MEET OUR FUTURE OPERATING NEEDS. We have generally incurred operating losses since inception in 1989 and had an accumulated deficit of $171,959,000 as of September 26, 1999. We cannot assure you that we will ever achieve or sustain significant revenues or profitability in the future. We have negative working capital and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to incur significant losses in the future, as we continue our product development, begin to build inventory and continue our marketing efforts. We will need to secure additional financing in order to continue operations past 1999 unless we begin to generate significant operating revenue. We will have to continue to devote a significant amount of management time to obtaining financing.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING, IN WHICH CASE WE WOULD NEED TO REDUCE DEVELOPMENTAL EFFORTS AND MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS. If we are unable to achieve profitability or we are unable to secure additional financing on acceptable terms, we will be unable to continue to fund our operations. We are actively pursuing capital grant advances from the Northern Ireland Industrial Development Board, and our success in these efforts depends on our achieving cumulative revenues from the sale of batteries of $4 million. We may not achieve such cumulative revenue over the short-term, if at all. Additionally, a lack of capital may require us to license to third parties rights to commercialize products or technologies that we might otherwise seek to develop ourselves, and to scale back or eliminate our research and product development programs. The unavailability of adequate funds would have a material adverse effect on our business, financial condition, and results of operations.

WE NO LONGER HAVE A COLLABORATIVE PARTNER TO ASSIST US IN DEVELOPMENT OF OUR BATTERIES, WHICH MAY LIMIT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS. We have received substantially all our revenues to date from a research and development agreement with Delphi Automotive Systems Group, which we completed in May 1998. The Delphi agreement was for joint development in the automotive market. Although we have held discussions with original equipment manufacturers (OEMs) in the portable consumer electronics and telecommunications markets about possible strategic relationships as a means to accelerate introduction of our batteries into these markets, we cannot assure you that we will be able to enter into any such alliances. The use of alliances for our development, product design, volume purchase and manufacturing and marketing expertise can reduce the need for development and use of internal resources. Further, even if we could collaborate with a desirable partner, there is a chance that the partnership may not be successful. The success of any strategic alliance that we enter into depends on, among other things, the general business condition of the partner, its commitment to the strategic alliance and the skills and experience of its employees.

BECAUSE OUR BATTERIES ARE ONLY SOLD WHEN INCORPORATED INTO OTHER PRODUCTS, WE WILL NEED TO RELY ON ORIGINAL EQUIPMENT MANUFACTURERS TO COMMERCIALIZE OUR PRODUCTS. To be successful, our batteries must gain broad market acceptance. In addition, our success will depend significantly on our ability to meet OEM customer requirements by developing and introducing on a timely basis new products and enhanced or modified versions of its existing products. OEMs often require unique configurations or custom designs for battery systems which must be developed and integrated in the OEM's product well before the product is launched by the OEM. Thus, there is often substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the OEM (referred to as the "design in time"). If we are unable to design, develop and introduce products that meet OEMs' and other customers' exacting requirements on a timely basis, our business, results of operations and financial condition could be materially adversely affected. To determine the requirements of each specific application, we will be dependent upon OEMs and other intermediaries such as battery pack designers into whose products our batteries will be incorporated. There is a possibility that we will not receive adequate assistance from OEMs to successfully commercialize our products. Furthermore, the perceived safety risks associated with lithium, an element used in our batteries, may impede acceptance of our batteries by OEMs or end users.

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

WE MAY NOT BE ABLE TO COST-EFFECTIVELY MANUFACTURE OUR BATTERIES. To be successful, we must manufacture commercial, high-quality quantities of our products at competitive costs. We have produced prototype and production quality products that we believe have performance characteristics that are suitable for a broad market. However, additional development will be required to enable us to consistently produce battery systems with these characteristics. In addition, to achieve broad commercialization of our products, we will need to reduce manufacturing costs of our battery systems. Our batteries may not be manufacturable in long-run commercial quantities to the performance specifications demanded by customers. We must still be able to competitively manufacture these batteries. Our current manufacturing technology might need to be more fully developed before we will be able to manufacture our batteries in commercial quantities. Any failure to achieve acceptable yields of commercial quality batteries in commercial quantities, and thereby reduce unit-manufacturing costs, could have a material adverse effect on our business, results of operations and financial condition.

WE ARE IN THE EARLY STAGE OF MANUFACTURING, AND IF WE ARE UNABLE TO DEVELOP MANUFACTURING CAPABILITIES IN A COST EFFECTIVE MANNER, WE WILL NOT BE ABLE TO GENERATE PROFITS; OUR BUSINESS ALSO FACES CERTAIN MANUFACTURING RISKS, POTENTIAL CAPACITY CONSTRAINTS AND RISKS RELATING TO PROPOSED EXPANSION. To date, we have not manufactured batteries on a commercial scale. Any failure to achieve acceptable yields of commercial quality batteries in commercial quantities, and thereby to reduce our unit manufacturing costs, could have a material adverse effect on our business, results of operations and financial condition. Until recently, our batteries only have been manufactured on our pilot manufacturing line, which is able to produce prototype cells in quantities sufficient to enable customer sampling and testing and product development. We are currently in the early stages of transitioning production to an automated high volume production line that will work with our newest battery technology in our manufacturing facility in Mallusk, Northern Ireland. The redesign and modification of the manufacturing facility, including its customized manufacturing equipment, will continue to require substantial engineering work and expenses and is subject to significant risks, including risks of cost overruns and significant delays. In addition, in order to rapidly scale up the manufacturing capacity, we will need to begin fabrication of a second automated production line before completing full qualification of the first line. In automating, redesigning and modifying the manufacturing processes, we have been, and will continue to depend on, several developers of automated production lines, which have limited experience in producing equipment for the manufacture of batteries. A key determinant of our current and future production capacity and profitability is the production yield of our manufacturing process. The redesign and modification of our manufacturing facility and the development and implementation of automated production lines will entail significant risks and will require a substantial investment of our capital. As part of our manufacturing ramp-up, we will need to hire and train a substantial number of new manufacturing workers. The availability of skilled and unskilled workers in Northern Ireland, the site of our manufacturing facility, is limited due to a relatively low unemployment rate. We may not successfully develop improved processes, design required production equipment, enter into acceptable contracts for the fabrication of such equipment, obtain timely delivery of such equipment, implement multiple production lines or successfully operate the Mallusk facility. We may not be able to successfully automate our production on a timely basis, if at all, and such automation may not result in greater manufacturing capacity or lower manufacturing costs than our pilot production line. Customer relationships could be damaged if we fail to begin volume manufacturing on a timely basis. Such failure could cause lost opportunities and have a material adverse effect on our business, results of operations and financial condition.

WE ARE EXPERIENCING DELAYS IN QUALIFYING OUR MANUFACTURING FACILITIES. We have been unable to meet our prior schedules regarding delivery, installation, de-bugging and qualification of the Northern Ireland facility production equipment. As most of the production equipment is being specially manufactured for us, further problems may develop and cause further delay in our current schedules. We are improving and bringing many of the manufacturing processes that we are implementing in this production equipment up to date for the first time from our laboratory scale prototype work. We may need to further refine the improved processes, which could cause substantial delays in the qualification and use of this equipment. Furthermore, if we are able to refine our process, we may not be able to produce the required amount of qualification samples to potential customers. From our discussions with potential customers, we expect that customers will require an extensive qualification period once the customer receives its first commercial product off a production line.

WE DEPEND ON OUR SUPPLIERS FOR CERTAIN KEY RAW MATERIALS TO DEVELOP AND MANUFACTURE OUR BATTERIES. We depend on sole or limited source suppliers for certain key raw materials used in our products. We generally purchase sole or limited source raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. Our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply. We may not be able to purchase raw materials at an acceptable cost. In addition, the raw materials which we utilize must be of a very high quality, and we have at times in the past experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers.

OUR RECHARGEABLE BATTERIES MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE. To achieve market acceptance, our batteries must offer significant price and/or performance advantages over other current and potential alternative battery technologies in a broad range of applications. Our rechargeable batteries may not be able to achieve or sustain any such advantages. Even if our rechargeable batteries provide meaningful price or performance advantages, there is a risk our batteries may not be able to achieve or maintain market acceptance in any potential market application. The success of our products also will depend upon the level of market acceptance of OEMs' and other customers' end products that incorporate our batteries, a circumstance over which we have little or no control. If our rechargeable batteries do not achieve and maintain significant price and/or performance advantages over other technologies and achieve significant and sustained market acceptance, or if customers' applications which incorporate our products do not achieve lasting market acceptance, our business, results of operations and financial condition could be materially adversely affected. If we do manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, which would have a material adverse effect on our ability to market our batteries even if the defect were corrected.

THERE HAS BEEN, AND CONTINUES TO BE, A RAPID EVOLUTION OF BATTERY TECHNOLOGIES. The battery industry has experienced, and is expected to continue to experience, rapid technological change. Various companies are seeking to enhance traditional battery technologies, such as lead acid and NiCad, and other companies have recently introduced or are developing rechargeable batteries based on nickel metal hydride ("NiMH"), lithium and other emerging and potential technologies. Competing technologies that outperform our batteries could be developed and successfully introduced and, as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

OUR SUCCESS DEPENDS HEAVILY ON OUR SENIOR MANAGEMENT PERSONNEL AND ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES. Our business success is highly dependent upon the active participation of our senior management personnel. We do not have written employment contracts with any key employees and do not maintain key man life insurance policies for any of our employees. We believe that our future prosperity will depend in large part on our ability to attract and retain highly skilled technical, managerial, and marketing personnel who are familiar with and experienced in the battery industry. Competition for such personnel, in particular for product development and product implementation personnel, is intense, and we compete in the market for such personnel against numerous companies, including larger, more established competitors with significantly greater financial resources than us. We have at times experienced difficulty in recruiting qualified personnel, and we cannot be certain that we will be successful in attracting and retaining skilled personnel. Our inability to attract and retain other qualified employees could have a material adverse effect on our business.

OUR COMPETITORS MAY DEVELOP BATTERIES SIMILAR OR SUPERIOR TO OURS OR OTHERWISE COMPETE MORE SUCCESSFULLY THAN WE DO. Competition in the battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. Although we believe that our batteries will compete in most segments of the rechargeable battery market, there is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with OEMs and other customers. While these competitors are engaged in significant development work on various battery systems (including electrochemistries such as NiCad, NiMH and lithium), we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or be superior to, our technology. We believe that our primary competitors are existing suppliers of Lithium Ion, competing polymer and, in some cases, NiMH batteries. These include Matsushita Industrial Co., Ltd., Sony, Toshiba, SAFT America, Inc. ("SAFT") and PolyStor Corp. All of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in the targeted application segments on the basis of performance, cost and ease of recycling, and there is a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of the targeted applications. In addition, in the rechargeable battery market there are a variety of competing technologies. The capabilities of many of these competing technologies have improved over the past year, which has resulted in a customer perception that our technology may not offer as many advantages as previously anticipated.

WE FACE A RISK THAT OUR PENDING PATENT APPLICATIONS WILL NOT RESULT IN ISSUED PATENTS AND THAT OUR ISSUED PATENTS WILL NOT PROVIDE PROTECTION AGAINST COMPETITORS. Our ability to compete successfully will depend on whether we can protect our proprietary technology and manufacturing processes. We rely on a combination of patent and trade secret protection, non-disclosure agreements, and cross-licensing agreements. Nevertheless, such measures may not be adequate or safeguard the proprietary technology underlying our batteries. In addition, employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies for any such breach. Moreover, notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. In addition, we may not be able to effectively protect our intellectual property rights in certain countries. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If we are found to be infringing third party patents, there is a risk that we may not be able to obtain licenses to such products on reasonable terms, if at all. Our failure to protect our proprietary technology may materially adversely affect our financial condition and results of operations. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. Therefore, our pending patent applications may not result in issued patents and any of our issued patents may not afford protection against a competitor.

OUR BATTERIES CONTAIN POTENTIALLY DANGEROUS MATERIAL, WHICH COULD EXPOSE US TO LIABILITY. Battery technologies vary in relative safety as a result of their differing chemical compositions. In the event of a short circuit or other physical damage to the battery, a reaction may result with excess heat or a gas being released and, if not properly released, may be explosive. We have designed our batteries to avoid this risk, but if we are unsuccessful, we could be exposed to product liability litigation. In addition, our products will incorporate potentially dangerous materials, including lithium ions. While these materials are less reactive than other potentially dangerous materials found in other types of batteries such as metallic lithium, which is known in its metallic form to cause explosions and fires if not properly handled, it is possible that these materials will require special handling. It is possible that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Other battery manufacturers using technology similar to ours include special safety circuitry within the battery to prevent such a condition. We expect that our customers will have to use such circuitry.

WE HAVE NOT COMPLETED SAFETY TESTING OUR BATTERIES AND WILL NOT BE ABLE TO MAKE COMMERCIAL SALES OF OUR BATTERIES UNTIL WE SUCCESSFULLY COMPLETE SUCH TESTS. We have conducted extensive safety testing of our batteries and are in the process of submitting batteries to Underwriters Laboratories for certification. As part of our safety testing program, prototype batteries of various sizes, designs and chemical formulations are subject to abuse testing, where the battery is subjected to conditions outside the expected normal operating conditions of the battery. While some prototype batteries have survived these tests, others have vented gases containing vaporized solvents and have caught fire. Such results were generally expected, and until we have completed testing we cannot make a valid determination as to the conditions in which the battery must be operated. Additionally, each new battery design requires new safety testing. Therefore, safety problems may develop with respect to our battery technology that could prevent or delay commercial introduction.

SAFETY RISKS IN OUR FACILITIES COULD CREATE PRODUCTION DELAYS. We incorporate safety policies designed to minimize safety risks in our research and development activities and will also do so in our manufacturing processes. There is a risk, however, that an accident in our facilities will occur. Any accident, whether with the use of a battery or in our operations, could result in significant delays or claims for damages resulting from injuries, which would adversely affect our operations and financial condition.

THE STRICT REGULATORY ENVIRONMENT IN WHICH WE OPERATE MAY DELAY SHIPMENTS AND IMPOSE ADDITIONAL COSTS ON US. Prior to the commercial introduction of our batteries into a number of markets, we may need to seek approval of our products by one or more of the organizations engaged in testing product safety and/or agencies regulating transportation. There is a risk that such agencies would not permit our batteries to be shipped or used by the general public, and that changes in regulations, or in their enforcement, will impose costly requirements or otherwise impede the transport of lithium. If we are able to obtain such approvals, they could require significant time and resources from our technical staff, cause delays in shipments and, if redesign were necessary, result in further delays in the introduction of our products. Because of the risks generally associated with the use of lithium, we expect rigorous agency enforcement. Federal, state and local regulations impose various environmental and health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Although we believe our activities conform to current environmental regulations, there is a risk that changes in such environmental regulations will impose costly equipment or other requirements. Any failure by us to adequately control the discharge of hazardous wastes could also subject us to future liabilities.

WE ARE INVOLVED IN LAWSUITS THAT COULD NEGATIVELY IMPACT OUR BUSINESS. We are subject to litigation arising from time to time in the course of our business. We currently have three substantial lawsuits in which we are involved. The first is a class action lawsuit by a class of persons who purchased our Common Stock between May 7, 1992 and August 10, 1994, alleging that we violated federal securities laws and seeking unspecified damages. The second involves a claim by a manufacturer of one of our pieces of manufacturing equipment that we owe it approximately $2,500,000; in this action, we have filed a counterclaim against the manufacturer seeking damages to be determined at trial. The third is a contract claim that we instituted against several parties; one party has filed a counterclaim against us and third parties claiming damages of approximately $900,000 based on breach of a contract, and this matter is presently stayed pending settlement discussions. Although we believe that we have meritorious defenses to these suits, if any of them is resolved unfavorably to us it could have a material adverse effect on our financial condition.

THE FAILURE OF OUR KEY SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS. We use a number of computer software programs and operating systems in our internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possible replacement of such source code or applications will be necessary. Given our current information, we currently do not anticipate that such "Year 2000" costs will have a material impact upon us. We have requested information regarding "Year 2000" compliance from suppliers and providers of all of our mission critical software systems and have obtained some responses. Based on the information we currently have, all mission critical systems appear to be "Year 2000" compliant. We are currently contacting major vendors and customers to obtain "Year 2000" compliance certificates. The failure of any of our key suppliers or customers to be "Year 2000" compliant could have a material adverse effect on our business, financial condition and results of operations.


POLITICAL INSTABILITY IN NORTHERN IRELAND MAY DELAY PROGRESS IN OUR NORTHERN IRELAND FACILITY. The current political instability in Northern Ireland, which to date has had no negative impact on our manufacturing plant, could delay our manufacturing of batteries. Such delays could also cause us to lose significant sales and marketing opportunities, as they would force our potential customers to find other vendors to meet their needs.

CORPORATE INSIDERS OR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL. As of September 26, 1999, our officers, directors, and their affiliates as a group beneficially owned approximately 22.99% of the outstanding Common Stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

ANTI-TAKEOVER PROVISIONS IN OUR CORPORATE CHARTER OR THOSE WHICH APPLY TO US BY VIRTUE OF THE APPLICATION OF DELAWARE GENERAL CORPORATION LAW WILL MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE A MAJORITY INTEREST OF OUR OUTSTANDING VOTING STOCK. Our Board of Directors has the authority to issue up to 50,000,000 shares of undesignated preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. As of October 31, 1999, holders of the Series A Preferred Stock had converted all outstanding shares of the Series A Preferred Stock. The rights of the holders of our capital stock are subject to the rights of the holders of the Series B Preferred Stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue any additional shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of Valence. Furthermore, our classified Board of Directors and certain other provisions of our Certificate of Incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market prices of our Common Stock and Series A and Series B Preferred Stock.

IF THE ISSUANCE OF OUR PREFERRED STOCK VIOLATED NASDAQ'S LISTING MAINTENANCE REQUIREMENTS, OR IF WE OTHERWISE FAIL TO CONTINUE TO MEET NASDAQ'S LISTING MAINTENANCE REQUIREMENTS, NASDAQ MAY DELIST OUR COMMON STOCK. In late January 1999, NASDAQ released its guidance on "future priced securities" and the necessity of the issuer to comply with NASDAQ's listing maintenance requirements in issuing these securities. We believe that the issuances of our Series A Preferred Stock and Series B Preferred Stock do not violate these criteria, and that we are in compliance with NASDAQ's listing maintenance criteria. However, in the event that NASDAQ were to determine that the issuance of our Series A Preferred Stock and/or Series B Preferred Stock was in violation of the NASDAQ listing maintenance requirements, or if we are otherwise unable to continue to meet NASDAQ's listing maintenance requirements, NASDAQ may delist us. Such delisting could have a material adverse effect on the price of our Common Stock and on the levels of liquidity currently available to our stockholders. We may not be able to satisfy these requirements on an ongoing basis.

CONVERSION OF PREFERRED STOCK AND SALES OF COMMON STOCK BY CC INVESTMENTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR STOCK. If CC Investments were to exercise all of the warrants it holds and convert all of the shares of preferred stock it owns, as of October 31, 1999 it would have acquired approximately 1,925,000 shares of our Common Stock. The number of shares into which the preferred stock converts increases at 6% per year. If CC Investments exercises the warrants or converts our preferred stock into shares of Common Stock and sells the shares into the market, such sales could have a negative effect on the market price of our Common Stock and would dilute your holdings in our Common Stock. Additionally, dilution or the potential for dilution could materially impair our ability to raise capital through the future sale of equity securities.

OUR STOCK PRICE IS VOLATILE, AND WE DO NOT PAY, OR EXPECT TO PAY, DIVIDENDS TO THE HOLDERS OF OUR COMMON STOCK. The market price of the shares of our Common Stock has been and is likely to continue to be highly volatile. Factors such as the fluctuation in our operating results, announcements of technological innovations or new commercial products by us or our competitors, governmental regulation, developments, our patent or other proprietary rights or our competitors' developments, our relationships with current or future collaborative partners, and general market conditions may have a significant effect on the market price of the Common Stock. We have never paid any cash dividends and do not anticipate paying cash dividends on the Common Stock in the foreseeable future.

POSSIBLE VARIABLE CONVERSION OF SERIES B PREFERRED STOCK. After July 27, 1999, the Series B Preferred Stock is convertible into a larger amount of shares if our Common Stock trades at a price below $6.03 in six out of ten consecutive trading days. For example, if on October 31, 1999 our Common Stock in the previous ten trading days had been trading at or above $6.03, the 4,500 remaining shares of Series B Preferred Stock would be convertible into approximately 785,157 shares of our Common Stock. If, however, on that date the average of the lowest six closing bid prices of our Common Stock over the previous ten trading days (referred in the table below as the "average price") had been a lower price, then the Series B Preferred Stock would have converted into a greater number of shares. As of October 31, 1999, CC Investments had converted all of the Series A and $3 million of the Series B Preferred Stock. The following table illustrates the effect noted above:


            AVERAGE PRICE    NUMBER OF SHARES INTO WHICH THE 4,500 SHARES OF
                             SERIES B PREFERRED WOULD CONVERT

            $6.03                             785,157
            $5.00                             946,899
            $4.00                           1,183,624
            $3.00                           1,578,165


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

                            PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS

            27  Financial Data Schedule

      b.    REPORTS ON FORM 8-K

            1. Form 8-K filed June 29, 1999 announcing sale of common stock to institutional investor.
            2. Form 8-K filed July 30, 1999 announcing sale of common stock to institutional investor.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                    VALENCE TECHNOLOGY, INC.
                                    (Registrant)

Date: November 10, 1999               By:  /s/ Lev M. Dawson
                                         -----------------------------------
                                          Lev M. Dawson
                                          Chairman of the Board,
                                          Chief Executive Officer, and President



Date: November 10, 1999               By:  /s/ Jay L. King
                                         -----------------------------------
                                          Jay L. King
                                          Vice President and
                                          Chief Financial Officer

                                   EXHIBIT INDEX


EXHIBIT NUMBER          EXHIBIT

    27                  Financial Data Schedule