Form 10-Q/A
period 1999-06-27
VALENCE TECHNOLOGY INC
filed 1999-11-15
CIK 885551

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


Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                   77-0214673
---------------------------------         -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   301 Conestoga Way, Henderson, Nevada 89015
-------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (702) 558-1000
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock $0.001 par value                      27,728,742 shares
--------------------------------                -------------------------------
             (Class)                            (Outstanding at August 2, 1999)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q/A

                       FOR THE QUARTER ENDED JUNE 27, 1999

     Valence Technology, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 27, 1999 to (i) restate the equity investment in the joint venture as a result of a change in the earnings (as reported by the joint venture) during the period and (ii) to restate comprehensive income for the period due to a computational error.

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




                                      INDEX

                                                                           PAGES

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           June 27, 1999 and March 28, 1999....................................4

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the period from March 3, 1989 (date of inception) to June 27, 1999 and for each of the three month periods ended June 27, 1999 and June 28, 1998.................5

           Condensed Consolidated Statements of Cash Flows for the period from March 3, 1989 (date of inception) to June 27, 1999 and for each of the three month periods
           ended June 27, 1999 and June 28, 1998...............................6

           Notes to Condensed Consolidated Financial Statements................7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.........16


PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................17


SIGNATURE

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)
                                      -----

                                                                     June 27, 1999   March 28, 1999
                                                                     -------------   --------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $    1,224      $    2,454
     Receivables                                                          1,014           1,168
     Prepaid and other current assets                                        62             153
                                                                     ------------    ------------
               Total current assets                                       2,300           3,775

Property, plant and equipment, net                                       31,698          34,071
Investment in joint venture                                                 387             555
                                                                     ------------    ------------
                     Total assets                                    $   34,385      $   38,401
                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               $      401      $      423
     Accounts payable                                                     1,258           1,648
     Accrued expenses                                                     2,854           4,207
     Accrued royalties and license fees                                   1,250           1,000
     Advances and deposits                                                2,741           1,881
     Grant payable                                                        1,920           1,958
     Accrued compensation                                                   443             442
                                                                     ------------    ------------
               Total current liabilities                                 10,867          11,559

Deferred revenue                                                          2,500           2,500
Long-term debt, less current portion                                      4,232           4,402
Long-term debt to stockholder                                             7,944           3,769
                                                                     ------------    ------------
                        Total liabilities                                25,543          22,230
                                                                     ------------    ------------
Commitments and contingencies (Note 5)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series A, $0.001 par value, Issued and outstanding:  7,500
       shares at June 27, 1999 and March 28, 1999, respectively           4,621           4,514
         (Liquidation value: $7,800)
    Series B, $0.001 par value, Issued and outstanding:  7,500
       shares at June 27, 1999 and March 28, 1999, respectively           3,815           3,702
         (Liquidation value: $7,613)

Stockholders' Equity
Common stock, $0.001 par value, authorized:  50,000,000 shares,
 Issued and outstanding:  26,744,417 and 26,722,341 shares
  at June 27, 1999 and March 28, 1999, respectively                          27              27
Additional paid-in capital                                              167,713         166,457
Notes receivable from stockholder                                        (4,862)         (4,862)
Deficit accumulated during the development stage                       (162,627)       (154,436)
Accumulated other comprehensive income                                      155             769
                                                                     ------------    ------------
      Total stockholders' equity                                            406           7,955
                                                                     ------------    ------------
           Total liabilities, mandatorily redeemable convertible
               preferred stock and stockholders' equity              $   34,385      $   38,401
                                                                     ============    ============

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      -----

                                            Period from
                                            March 3, 1989
                                          (date of inception)           Three Months Ended
                                               Through            -------------------------------
                                            June 27, 1999         June 27, 1999     June 28, 1998
                                          ------------------      ---------------  --------------
Revenue:
   Research and development contracts      $  21,605               $       -        $       -

   Costs and expenses:
   Research and product development          113,052                   6,400            4,030
   Marketing                                   3,695                      58               29
   General and administrative                 47,475                   1,293              938
   Write-off of in-process technology          8,212                       -                -
   Investment in Danish subsidiary             3,489                       -                -
   Special charges                            18,872                       -                -
                                          -----------             -----------      ------------
    Total costs and expenses                 194,795                   7,751            4,997

        Operating loss                      (173,190)                 (7,751)          (4,997)

Interest and other income                     17,963                      82               87
Interest expense                              (5,287)                   (354)            (118)
Equity in earnings (loss) of
   joint venture                              (2,113)                   (168)            (287)
                                          -----------             -----------      ------------
Net loss                                  $ (162,627)                 (8,191)          (5,315)
                                          ===========
Beneficial conversion feature
   on preferred stock                                                   (219)               -
                                                                  -----------      ------------
Net loss available to common
   stockholders                                                   $   (8,410)      $   (5,315)
                                                                  ===========      ============
Other comprehensive loss:
   Net loss                                                       $   (8,191)      $   (5,315)
   Change in foreign currency
     translation adjustments                                            (614)            (788)
                                                                  -----------      ------------
         Comprehensive loss                                       $   (8,805)      $   (6,103)
                                                                  ===========      ============
Net loss per share available to common
stockholders, basic and diluted                                   $    (0.31)      $    (0.21)
                                                                  ===========      ============

Shares used in computing net loss per
share available to common stockholders,
basic and diluted                                                     26,736            25,348
                                                                  ===========      ============

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                      -----

                                                                          Period from
                                                                          March 3, 1989      Three Months    Three Months
                                                                       (date of inception)      Ended           Ended
                                                                            through            June 27,        June 28,
                                                                          June 27, 1999          1999            1998
                                                                       ------------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                              $   (162,627)       $    (8,191)    $ (5,315)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                            27,189              2,182          437
      Write-off of equipment                                                   14,792                -            -
      Write-off of in-process technology                                        6,211                -            -
      Compensation related to stock options                                     3,560                -            -
      Non-cash charge related to acquisition of Danish subsidiary               2,245                -            -
      Equity in (earnings) losses of joint venture                              2,113                168          287
      Amortization of debt discount                                               153                 98          -
      Changes in assets and liabilities:
        Receivables                                                                93                142          352
        Prepaid expenses and other current assets                                (941)                90          925
        Accounts payable                                                        1,224               (372)         209
        Accrued liabilities                                                     1,292               (155)        (223)
        Deferred revenue                                                        2,500                -            -
                                                                             --------            --------      --------
           Net cash used in operating activities                             (102,196)            (6,038)      (3,328)

Cash flows from investing activities:
   Purchase of long-term investments                                         (665,789)               -            -
   Maturities of long-term investments                                        661,545                -            -
   Capital expenditures                                                       (65,702)              (601)      (3,100)
   Other                                                                         (222)               -            -
                                                                             --------             --------    --------
           Net cash used in investing activities                              (70,168)              (601)      (3,100)
                                                                             --------             --------    --------

Cash flows from financing activities:
   Property and equipment grants                                                6,421                -             -
   Borrowings of long-term debt                                                25,452              5,450           -
   Payments of long-term debt:
      Product development loan                                                   (482)               -             -
      Stockholder and director                                                 (6,173)               -             -
      Other long-term debt                                                    (12,363)              (129)        (143)
    Proceeds from issuance of common stock and warrants,
       net of issuance costs                                                  149,021                105          902
    Proceeds from issuance of preferred stock, Series A,
       net of issuance costs                                                    7,075                -            -
    Proceeds from issuance of preferred stock, Series B,
       net of issuance costs                                                    7,125                -            -
                                                                             --------            --------    --------
                Net cash provided by financing activities                     176,076              5,426          759
                                                                             --------            --------    --------

Effect of foreign exchange rates on cash and cash equivalents                  (2,488)               (17)         (49)
                                                                             --------            --------    --------

Increase (decrease) in cash and cash equivalents                                1,224             (1,230)      (5,718)
Cash and cash equivalents, beginning of period                                    -                2,454        8,400
                                                                             --------            --------    --------
Cash and cash equivalents, end of period                                     $  1,224            $ 1,224     $  2,682
                                                                             ========            ========    ========

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

      The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:

                                                 THREE MONTHS ENDED
                                          June 27, 1999           June 28, 1998
                                          -------------           -------------
           Net loss  available
             to common stockholders         $ (8,410)               $ (5,315)

           Weighted average
             shares outstanding               26,736                  25,348

           Earnings per share,
             basic and diluted              $  (0.31)               $  (0.21)


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


6.    SEGMENT INFORMATION:

      The Company conducts its business in one operating segment and uses only one measurement of profitability. Long-lived asset information by geographic area at June 27, 1999 and March 28, 1999 is as follows:

                                            June 27, 1999        March 28, 1999
                                            -------------        --------------

          United States                        $ 5,318             $  5,502
          International (primarily
              Northern Ireland)                 26,380               28,569
                                            -------------        --------------
          TOTAL                               $ 31,698             $ 34,071
                                            =============        ==============

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

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than immaterial revenues from limited sales of prototype batteries, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation, which expired in May 1998. The Company has incurred cumulative losses of $162,627,000 from its inception to June 27, 1999.

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

Joint venture losses were $168,000 and $287,000 for the first quarter of fiscal 2000 and fiscal 1999, respectively. The joint venture income or loss is 50% of the net income or loss incurred by Hanil Valence Co., Ltd. The loss during the months of April through June of 1999 were primarily due to start-up costs and a loss on foreign currency transactions.

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



                                    VALENCE TECHNOLOGY, INC.
                                    (Registrant)



Date: November 12, 1999              By: /s/ Lev M. Dawson
                                       -----------------------------------
                                       Lev M. Dawson
                                       Chairman of the Board,
                                       Chief Executive Officer, and President

Date: November 12, 1999              By: /s/ Jay L. King
                                       -----------------------------------
                                       Jay L. King
                                       Vice President and
                                       Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER       EXHIBIT

      27             Financial Data Schedule