Form 10-Q
period 1999-12-26
VALENCE TECHNOLOGY INC
filed 2000-02-09
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1999.

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
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                   301 Conestoga Way, Henderson, Nevada 89015
                   ------------------------------------------
                     (Address of principal executive offices
                               including zip code)


                                 (702) 558-1000
                   ------------------------------------------
                         (Registrant's telephone number,
                              including area code)



                   ------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $0.001 par value                  34,424,670 shares
     ------------------------------------     ----------------------------------
                 (Class)                      (Outstanding at December 26, 1999)

                                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                      (companies in the development stage)

                                                     FORM 10-Q

                                     FOR THE QUARTER ENDED DECEMBER 26, 1999




                                                       INDEX

                                                                                            PAGES


PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of
              December 26, 1999 and March 28, 1999.............................................3

              Condensed Consolidated Statements of Operations and Comprehensive
              Loss for the period from March 3, 1989 (date of inception) to
              December 26, 1999 and for each of the three and
              nine month periods ended December 26, 1999 and December 27, 1998.................4

              Condensed Consolidated Statements of Cash Flows for the period from March 3, 1989 (date of inception) to December 26, 1999 and for each of the nine month periods
              ended December 26, 1999 and December 27, 1998....................................5

              Notes to Condensed Consolidated Financial Statements.............................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................22


PART II.      OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K................................................23


SIGNATURE

                                             VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                               (companies in the development stage)
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share and per share amounts)
                                                            (unaudited)
                                                               -----
                                                                                         December 26, 1999   March 28, 1999
                                                                                        ------------------   --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $    31,422          $    2,454
     Receivables                                                                               2,547               1,168
     Inventory                                                                                 1,484                   0
     Prepaid and other current assets                                                            109                 153
                                                                                         -----------          ----------
                  Total current assets                                                        35,562               3,775


Property, plant and equipment, net                                                            29,623              34,071
Investment in joint venture                                                                        0                 555
                                                                                         -----------          ----------
                          Total assets                                                   $    65,185          $   38,401
                                                                                         ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                   $     1,905          $      423
     Accounts payable                                                                          3,649               1,648
     Accrued expenses                                                                          2,990               4,207
     Accrued royalties and license fees                                                        1,750               1,000
     Advances and deposits                                                                       700               1,881
     Grant payable                                                                             1,952               1,958
     Accrued compensation                                                                        459                 442
                                                                                         -----------          ----------
             Total current liabilities                                                        13,405              11,559

Deferred revenue                                                                               2,500               2,500
Long-term debt, less current portion                                                           4,082               4,402
Long-term debt to stockholder                                                                  8,269               3,769
                                                                                         -----------          ----------
                     Total liabilities                                                        28,256              22,230
                                                                                         -----------          ----------

Commitments and contingencies (Note 5)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series A, $0.001 par value, Issued and outstanding: no shares and
      7,500 shares at December 26, 1999 and March 28, 1999                                         0               4,514
        (Liquidation value: $0)
    Series B, $0.001 par value, Issued and outstanding: 3,500 and 7,500
      shares at December 26, 1999 and March 28, 1999, respectively                             2,093               3,702
        (Liquidation value: $3,715)

Stockholders' Equity:
Common stock, $0.001 par value, authorized: 50,000,000 shares,
  Issued and outstanding: 34,424,670 and 26,722,341 shares
  at December 26, 1999 and March 28, 1999, respectively                                           34                  27
Additional paid-in capital                                                                   221,042             166,457
Notes receivable from stockholder                                                             (4,862)             (4,862)
Deficit accumulated during the development stage                                            (182,031)           (154,436)
Accumulated other comprehensive income                                                           653                 769
                                                                                         -----------          ----------
            Total stockholders' equity                                                        34,836               7,955
                                                                                         -----------          ----------

                      Total liabilities, mandatorily redeemable  convertible
                          Preferred stock and stockholders'equity                        $    65,185          $   38,401
                                                                                         ===========          ==========

                                           The accompanying notes are an integral part of these
                                                  consolidated financial statements.

                                             VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                               (companies in the development stage)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        (in thousands, except share and per share amounts)
                                                            (unaudited)
                                                               -----
                                        Period from
                                       March 3, 1989              Three Months Ended            Nine Months Ended
                                         (date of          -----------------------------  -----------------------------
                                        inception)
                                          Through          December 26,     December 27,  December 26,   December 27,
                                     December 26, 1999        1999              1998          1999           1998
                                    ------------------     ------------     ------------  ------------   ------------
Revenue:
   Research and development
     Contracts                         $  21,605             $      -         $      -      $      -       $      -
   Battery and laminate sales                797                  408                -           797              -
                                       ---------             --------         --------      --------           ----
                     Total revenue        22,402                  408                -           797              -


Costs and expenses:
   Research and product
    development                          128,093                7,896            5,866        21,441         14,604
   Marketing                               3,816                                    28           179             75
                                                                   69
   General and administrative             51,422                2,200            1,857         5,240          4,114
   Write-off of in-process
     Technology                            8,212                    -                -             -              -
   Investment in Danish subsidiary         3,489                    -                -             -              -
   Special charges                        18,872                    -                -             -              -
                                       ---------             --------         --------      --------         ------
          Total costs and expenses       213,904               10,165            7,751        26,860         18,793

                    Operating loss      (191,502)              (9,757)          (7,751)      (26,063)       (18,793)

Interest and other income                 18,218                  165               78           337          2,413
Interest expense                          (6,247)                (480)            (228)       (1,314)         (476)
Equity in earnings (loss) of
   joint venture                          (2,500)                   -                -          (555)          (287)
                                       ---------             --------         --------      --------       --------
Net loss                               $(182,031)             (10,072)          (7,901)      (27,595)       (17,143)
                                       =========

Beneficial conversion feature
  on preferred stock                                              (76)          (3,553)         (507)        (3,628)
                                                             ========         ========      ========        =======
Net loss available to common
  stockholders                                               $(10,148)        $(11,454)     $(28,102)      $(20,771)
                                                             ========         =========     ========       ========
Other comprehensive loss:
   Net loss                                                  $(10,072)        $ (7,901)     $(27,595)      $(17,143)
   Change in foreign currency
     translation adjustments                                     (526)            (583)         (116)         (640)
                                                             --------         --------
                Comprehensive loss                           $(10,598)        $ (8,484)     $(27,711)      $(17,783)
                                                             ========         ========      ========       ========
Net loss per share available to
  common stockholders, basic and
  diluted                                                    $  (0.32)        $  (0.44)     $  (0.98)      $  (0.81)
                                                             ========         ========      ========       ========

Shares used in computing net loss
  per share available to common
  stockholders, basic and diluted                              31,461           25,931        28,687         25,601
                                                             ========         ========      ========       ========

                                           The accompanying notes are an integral part of these
                                                  consolidated financial statements.

                                             VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                               (companies in the development stage)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands, except share and per share amounts)
                                                            (unaudited)
                                                               -----
                                                                  Period from
                                                                 March 3, 1989         Nine Months         Nine Months
                                                              (date of inception)         Ended               Ended
                                                                    through            December 26,       December 27,
                                                               December 26, 1999           1999               1998
                                                              -------------------   ----------------  ------------------
Cash flows from operating activities:
   Net loss                                                      $(182,031)              $ (27,595)         $ (17,143)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                 31,560                   6,553              1,271
      Write-off of equipment                                        16,061                   1,269                  -
      Write-off of in-process technology                             6,211                       -                  -
      Compensation related to stock options                          3,560                       -                  -
      Non-cash charge related to acquisition of Danish
        subsidiary                                                   2,245                       -                  -
         Equity in (earnings) losses of joint venture                2,500                     555                285

         Amortization of debt discount                                 478                     423                 35
         Changes in assets and liabilities:
           Receivables                                              (1,428)                 (1,379)               852
           Prepaid expenses and other current assets                  (987)                     44                907
           Inventory                                                (1,484)                 (1,484)                 -
           Accounts payable                                          3,597                   2,001                103
           Accrued liabilities                                        (165)                 (1,612)            (1,512)
           Deferred revenue                                          2,500                      -                   -
                                                                  ---------              ---------          ---------
         Net cash used in operating activities                    (117,383)                (21,225)           (15,202)
                                                                  ---------              ---------          ---------

Cash flows from investing activities:
  Purchase of long-term investments                               (665,789)                       -                 -
  Maturities of long-term investments                              661,545                        -                 -
  Capital expenditures                                             (68,578)                 (3,477)            (7,537)

  Other                                                               (222)                      -                  -
                                                                   --------              ---------          ---------
          Net cash used in investing activities                    (73,044)                 (3,477)            (7,537)
                                                                   --------              ---------          ---------

Cash flows from financing activities:
  Property and equipment grants                                      6,421                       -              2,009

   Borrowings of long-term debt                                     26,952                   6,950              2,169
   Payments of long-term debt:
     Product development loan                                         (482)                      -                  -
     Stockholder and director                                       (6,173)                      -                  -

     Other long-term debt                                          (12,565)                   (331)              (296)
   Proceeds from issuance of common stock and warrants,
      net of issuance costs                                        196,013                  47,097              7,340
   Proceeds from issuance of preferred stock, Series A,
      net of issuance costs                                          7,075                       -              6,040
   Proceeds from issuance of preferred stock, Series B,
      net of issuance costs                                          7,125                       -              5,800
                                                                   -------               ---------          ---------
       Net cash provided by financing activities                   224,366                  53,716             23,062
                                                                   -------               ---------          ---------


Effect of foreign exchange rates on cash and cash
  equivalents                                                       (2,517)                    (46)              (898)
                                                                   -------               ---------          ---------
Increase (decrease) in cash and cash equivalents                    31,422                  28,968               (575)
Cash and cash equivalents, beginning of period                           -                   2,454              8,400
                                                                   -------               ---------          ---------
Cash and cash equivalents, end of period                            31,422               $  31,422          $   7,825
                                                                   =======               =========          =========

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


1.       INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries (the Company) as of December 26, 1999, its consolidated results of operations for the period from March 3, 1989 (date of inception) to December 26, 1999 and for each of the three and nine-month periods ended December 26, 1999 and December 27, 1998, and the consolidated cash flows for each of the nine-month periods ended December 26, 1999 and December 27, 1998, and for the period from March 3, 1989 (date of inception) to December 26, 1999. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1999. The year end condensed consolidated balance sheet data as of March 28, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.       BASIS OF PRESENTATION:

         The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In December 1999, the Company completed a sale of stock for total proceeds of approximately $32,000,000. However, the Company has sustained recurring losses related primarily to the development and marketing of its products, and the Company forecasts increased cash needs to meet planned plant expansion to meet anticipated increased sales. There can be no assurance that any new debt or equity issuance could be successfully consummated. If anticipated sales are not forthcoming in the first quarter of the next fiscal year, expenditures would be reduced to conserve cash. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of any such adjustments, if necessary, could be substantial.

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

         The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation:


                                          THREE MONTHS ENDED                                     NINE MONTHS ENDED
                                   DEC. 26, 1999           DEC. 27, 1998               DEC. 26, 1999          Dec. 27, 1998
                                   --------------          -------------               -------------          -------------

Net loss available
  to common stockholders          $ (10,148,000)           $(11,454,000)              $ (28,102,000)         $ (20,771,000)
Weighted average
  shares outstanding                 31,461,000              25,931,000                  28,687,000             25,601,000
Earnings per share,
  basic and diluted               $       (0.32)           $      (0.44)                       (.98)                 (0.81)

Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 9,633,000 and 6,707,000 for the three and nine months ended December 26, 1999 and December 27, 1998, respectively.

4.       LONG-TERM DEBT TO STOCKHOLDER:

         In July 1997, the Company entered in to an amended loan agreement with a stockholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when the loan balance is at zero. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at December 26, 1999) and is available through August 30, 2002.

         During the first quarter of fiscal 2000, the Company borrowed an aggregate of $5,450,000 from a stockholder under the amended loan agreement bringing the outstanding loan balance to $9,950,000 as of June 27, 1999. In conjunction with the borrowings, the Company issued warrants to purchase 325,000 shares of common stock. The warrants were valued using the Black Scholes valuation method and had a weighted average fair value of $4.22 per warrant at the time of issuance. The fair value of these warrants, totaling $1,372,000 has been reflected as additional consideration for the debt financing, recorded as a discount on the debt, and accreted as interest expense to be amortized over the life of the amended loan agreement. For the nine months ending December 26, 1999, $423,000 was charged to interest expense.

5.       COMMITMENTS AND CONTINGENCIES:

         SECURITIES LITIGATION:

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

         Pursuant to a recent order from the District Court, the trial in this case has been set for July 2000. While plaintiffs have not specified the precise amount of damages they are seeking, an unfavorable resolution of the lawsuit would likely have a material adverse effect on the Company's financial condition and results of operation.

         OTHER LITIGATION:

         In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, the Company filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell filed a first amended complaint again seeking damages of approximately $900,000. To date, no trial date has been set in this case.

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

6.       SEGMENT INFORMATION:

         The Company conducts its business in one operating segment and uses only one measurement of profitability. Long-lived asset information by geographic area at December 26, 1999 and March 28, 1999 is as follows:

                                                                December 26, 1999             March 28, 1999
                                                             ------------------------      ----------------------
              United States                                        $ 5,023,000                  $ 5,502,000
              International (primarily Northern Ireland)            24,600,000                   28,569,000
                                                             ------------------------      ----------------------
              TOTAL                                               $ 29,623,000                 $ 34,071,000
                                                             ========================      ======================

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


7.       RECENT ACCOUNTING PRONOUNCEMENTS:

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Currently, the Company does not hold derivative instruments or engage in hedging activities.
         Powell

8.       FINANCING:

         On December 21, 1999, the Company entered into an agreement with Capital Guardian Trust Company for the sale of 2,133,333 shares of the Company's common stock, at a negotiated price of $15.00 per share, for a total purchase price of $32,000,000. As of December 26, 1999, the Company had received approximately $29,000,000 in exchange for 1,967,333 shares from certain client accounts of the purchaser.

         During the quarter ended December 26, 1999, the Company became a guarantor of a bank loan to Hanil Valence Co., Ltd., the joint venture company formed in 1996 by the Company and Hanil Telecom Co., Ltd. The maximum aount of borrowings available to Hamil Valence Co., Ltd. under this loan is approximately $2,600,000.

9.       SUBSEQUENT EVENTS:

         On December 27, 1999 the company received the remaining $3,000,000 in exchange for the remaining 166,000 shares, which completed the $32 million sale of stock to Capital Guardian Trust. In accordance with the terms of the sale, the Company issued 2,133,333 shares of common stock.

         On January 27, 2000, CC Investments elected to convert all of the warrants issued December 18, 1998 as part of the Series "B" Preferred Stock transaction. Their conversion was a cash-less conversion resulting in the issuance of 348,979 shares of common stock on January 31, 2000.

         The $1.5 million loan obtained from a major stockholder on October 18, 1999 was convertible to common stock at the holder's option. On February 1, 2000, the note holder elected to convert the balance due and accrued interest to common stock. In accordance with the terms of the note, the Company issued 304,900 shares of common stock at the conversion rate of $5.05 per share, which equals the ten-day average closing stock price prior to the loan date.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1999. The results for the three and nine-month periods ended December 26, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 26, 2000.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. To date, other than immaterial revenues from limited sales of prototype batteries and laminate, the Company has not received any significant revenues from the sale of products. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation, which expired in May 1998. The Company has incurred cumulative losses of $182,031,000 from its inception to December 26, 1999.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 26, 1999 (THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 2000) AND DECEMBER 27, 1998 (THIRD QUARTER AND FIRST NINE MONTHS OF FISCAL 1999).

As of December 26, 1999, from an accounting and reporting standpoint, the Company is still classified as a "Development Stage" company. As a "Development Stage" company, sales invoices principally related to joint venture partners have not been recorded as revenue but have been recorded as reductions to expense. Sales recorded as a reduction of expenses totaled $389,000 for materials and batteries shipped through September 26, 1999. Sales of batteries and laminate sales were $408,000 and $797,000 during the three and nine month period ended December 26, 1999.

Research and development expenses were $7,896,000 and $21,441,000 during the three and nine-month periods ended December 26, 1999 as compared to $5,866,000 and $14,604,000 during the same period of fiscal 1999. The increased expenditures reflect the Company's efforts to commercialize a product, including increases in purchasing, machine design engineering, testing, and production raw materials for debugging equipment coupled with the loss of expense offsets previously provided by Delphi.

Marketing expenses were $69,000 and $179,000 for the third quarter and first nine months of fiscal year 2000, respectively, as compared to $28,000 and $75,000 during similar periods of fiscal year 1999. The increased expenditures are primarily the result of an increase in marketing department staffing combined with extensive travel meeting with potential customers for the purpose of product presentation.

General and administrative expenses increased to $2,200,000 and $5,240,000 during the third quarter and first nine months of fiscal year 2000, respectively, from $1,857,000 and $4,114,000 for comparable periods in fiscal 1999. The increase between comparable periods is due primarily to higher expenditures for legal services, completion of the senior management team, and increased international travel to complete product commercialization.

Interest and other income were $165,000 and $337,000 for the third quarter and first nine months of fiscal 2000, respectively, as compared to $78,000 and $2,413,000 for the corresponding periods in fiscal 1999. The increase for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 is due to interest accrued on debt from a stockholder. The decrease between the comparable nine month periods of fiscal 2000 and fiscal 1999 is primarily the settlement payment of $2.2 million from Delphi received during the second quarter of fiscal 1999.

Interest expense increased to $480,000 and $1,314,000 during the third quarter and first nine months of fiscal year 2000, respectively, from $228,000 and $476,000 for the comparable periods in fiscal 1999. This increase is a result of expenses associated with the utilization of a line of credit from a principal stockholder, which includes accrued interest and accretion of debt discount.

The Company recognized joint venture losses of $0 and $0 for the third quarter of fiscal 2000 and fiscal 1999, respectively, as well as a loss of $555,000 for the first nine months of fiscal 2000 as compared to a loss of $287,000 for the comparable period in fiscal 1999. These losses are due primarily to start-up costs and foreign currency valuations. The Company's joint venture income or loss is 50% of the net income or loss incurred by Hanil-Valence Co., Ltd., with losses recorded up to the Company's investment in the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $21,225,000 net cash for operating activities during the first nine months of fiscal year 2000 compared to using $15,202,000 during the first nine months of fiscal year 1999, an increase between comparable periods of $6,023,000. This increase resulted primarily from the intensification of efforts to complete product development, expand and train production staff, expand marketing staff and efforts, and completing engineering efforts on production facilities.

During the nine months ended December 26, 1999, the Company used $3,477,000 net cash from investing activities compared to $7,537,000 during the nine months ended December 27, 1998, a decreased usage of $4,060,000 between comparable periods. The usage in both periods was comprised solely of capital expenditures.

The Company provided $53,716,000 net cash from financing activities during the first nine months of fiscal year 2000 compared to $23,062,000 during the same period of fiscal 1999. This increase of $30,654,000 resulted from additional borrowing on a line of credit from a principal stockholder and the sale of common stock to institutional investors.

As a result of the above, the Company had a net increase in cash and cash equivalents of $28,968,000 during the nine months ended December 26, 1999, whereas it had a net decrease in cash and cash equivalents of $575,000 during the nine months ended December 27, 1998.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to (pound)27,555,000, generally become available over a five-year period through October 31, 2001. As of December 26, 1999, the Company had received grants aggregating (pound)4,080,000 reducing remaining grants available to (pound)23,475,000 ($37,938,000 as of December 26, 1999).

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of (pound)12,000,000 in debt or equity financing from the Company. Aggregate funding under the grants was limited to (pound)4,080,000 until the Company had recognized $4,000,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland. An amendment to the agreement with the IDB permits the Company to receive (pound)500,000 (approximately $808,000) after achieving sales of batteries manufactured by the Northern Ireland operation of at least $1,500,000. An additional (pound)500,000 is available when the total related sales reach $2,500,000.

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

The major components of construction in progress with their estimated costs and start dates are as follows: mixing, coating, etching, laminating and slitting equipment, $2,681,000, March 1997; assembly equipment, $8,878,000, March 1994; extraction, packaging, and conditioning equipment, $891,000, August 1993; and factory improvements and miscellaneous equipment, $726,000, June 1997. The estimated completion date for these major categories of construction in progress is the end of fiscal year 2000. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

During October 1999, Castle Creek Investments, LDC elected to convert all 7,500 shares of their Series A Convertible Participating Preferred Stock. These 7,500 shares of Series A stock, including the accreted redemption value through the date of conversion, converted to 1,335,000 shares of Valence Technology, Inc. common stock.

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

On October 28, 1999, the Company sold 677,000 shares of its common stock to an institutional investor raising an aggregate of $3 million.

On November 3, 1999, Castle Creek Investments, LDC elected to convert 1,000 shares of their Series B Convertible Participating Preferred Stock. These 1,000 shares of Series B stock, including the accreted redemption value through the date of conversion, converted to 226,000 shares of Valence Technology, Inc. common stock.

On November 30, 1999, the Company sold 596,000 shares of its common stock to an institutional investor raising an aggregate of $3.5 million.

On December 21, 1999, Valence Technology, Inc. (the "Company") entered into an agreement (the "Stock Purchase Agreement") with Capital Guardian Trust Company (the "Purchaser"), on behalf of certain client accounts of the Purchaser, for the sale of 2,133,333 shares (the "Shares") of the Company's common stock (the "Common Stock"), $.001 par value, at a negotiated price of $15.00 per share, for a total purchase price of $32,000,000. The Company completed the issuance of the Shares on December 27, 1999. The purchase price of the Shares was determined based on the average closing sales price of the Common Stock for the twenty calendar days prior to the execution of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement and the sale of the Shares, the Company entered into a Placement Agency Agreement dated as of December 21, 1999 (the "Placement Agency Agreement"), pursuant to which the Company engaged CIBC World Markets Corp. as its exclusive placement agent (the "Placement Agent") and agreed to pay the Placement Agent a fee of $1,600,000 in consideration of its services. In addition, the Company agreed to reimburse the Placement Agent for its expenses, in an amount not to exceed $40,000. The Company estimates that the total expenses it will incur in connection with the sale of the Shares, including the above finder's fee and legal and accounting fees, will be approximately $1,675,000.

As of December 27, 1999, the end of the quarter, the Company had received $29,300,000 of the funds from this stock transaction. The remaining $2,700,000 of funds of the $32 million stock sale were received as of December 28, 1999.

The Company expects that its existing funds and financings listed in the subsequent events section of this report (Note 9) will be sufficient to fund the Company's operations through the first quarter of fiscal 2001. After taking into account projected revenues and receipt of funds from other sources, we may need to raise additional funds through either a debt or equity financing to fund capital expenditures expansion, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities through the remainder of fiscal 2001. The Company is currently reviewing the business plans and roll out schedule to determine the optimum plan. There can be no assurance that funds for these purposes, whether from equity or debt financing agreements with strategic partners or other sources, will be available on favorable terms, if at all. If we cannot raise additional funds, further development and production of our batteries may be delayed, we may not be able to increase personnel in our sales and marketing departments or otherwise execute our business plan, all of which may have a material adverse effect on our operations and financial condition. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of such adjustments, if necessary, could be material.

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

All Northern Ireland primary engineering drawing software is fully compliant as well as our general office software, which has been upgraded to Microsoft Office 97, which is compliant. Our Fourth Shift manufacturing system in its current 16-bit database form is not compliant. An upgrade to the 32-bit database was completed in December 1999 at a cost of (pound)10k (approximately $16,161).

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

     AUTOMATED MACHINERY. The manufacturing machinery is controlled primarily by PLCs (Programmable Logic Controllers) and in some cases an industrial PC is added as the MMI (Man Machine Interface). Not all PLCs are date aware (their function also does not require it) and therefore would not be affected. We are currently tracking 40 systems which fall in this category, 35 of which have already been fully certified and 5 with known issues. The five systems with known issues require a software upgrade which will cost (pound)2,500 ($4,040) each. Automated equipment has been tested for date rollover, and found to be compliant, in the following sections: liquids, mixing, lamination, bi-cell assembly, stack and connect, packaging, folding, and conditioning. The coating and final test sections are being tested at this time.

     IN-HOUSE SYSTEMS. One database has been tested and is known not to be compliant. A programmer was hired to rewrite the database in another platform making it Y2K compliant in December 1999. All other databases at the US facility are Y2K compliant, and the Year 2000 Project Team is reviewing the databases at the Northern Ireland facility. The accounting software has been upgraded to the compliant version of the software. The badge security system is not compliant and will need to be replaced or fixed. At present, the system has been backdated to 1993 and there are no apparent problems with this fix. There is no critical data or integration that will be affected by this change. A task force has been assembled and will look into issues that may have been overlooked and to help continue the efforts to make our facilities compliant. Valence's telephone system has been upgraded and is now compliant. The e-mail system has been replaced with a compliant version. The Voice Mail system is not Y2K compliant. A new voice mail system has been purchased and will be installed prior to year-end. Microsoft Office 97 has been implemented throughout the facility and is patched with Microsoft's latest patches. A new backup system has been purchased and is being implemented to replace a backup system that is Y2K compliant but will not be supported after December 31, 1999.

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

RISK FACTORS AND FORWARD LOOKING INFORMATION

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL. At December 26, 1999, we had cash and cash equivalents of $31,422,000. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from other sources, we may need to raise additional funding through debt or equity financing through fiscal 2001 to complete funding of planned capital expenditure expansion, research and product development, marketing and general and administrative expenses and to pursue joint venture opportunities. Our cash requirements, however may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer (OEM) relationships or market conditions. There can be no assurance that additional funds for these purposes, whether from equity or debt financing agreements, will be available on favorable terms, if at all. If we cannot raise additional funds, further development and production of our batteries may be delayed, we may not be able to increase personnel in our sales and marketing departments or otherwise execute our business plan, all of which may have a material adverse effect on our operations and financial condition. In addition, if any of the risks described in "Risk Factors' do occur, such as additional costs resulting from an adverse judgment or settlement of litigation, we may need to obtain additional funds to enable us to continue operations and execute our business plan beyond the first quarter of fiscal 2001. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The effects of these adjustments, if necessary, could be material.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED QUANTITY OF PRODUCTS CURRENTLY AVAILABLE FOR SALE. We are a development stage company and cannot anticipate when, or if, we will ever have significant revenues from a product. We have derived our revenues primarily from a research and development contract with Delphi Automotive Systems Group, which we completed in May 1998. We presently have limited quantities of commercially developed and manufactured products available for sale. If we cannot rapidly increase our production capabilities to make commercially acceptable product, we may not be able to fulfill existing purchase orders in a timely manner or at all, and we may not be able to procure additional purchase orders, in which event, our business and financial condition would be materially adversely affected.

OUR CURRENT AVAILABLE CAPITAL AND FUTURE REVENUES, IF ANY, WILL NOT BE SUFFICIENT TO MEET OUR FUTURE OPERATING NEEDS. We have generally incurred operating losses since inception in 1989 and had an accumulated deficit of $182,031,000 as of December 26, 1999. We may never achieve or sustain significant revenues or profitability in the future. We have negative working capital and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to incur significant losses in the future, as we continue our product development, begin to build inventory and continue our marketing efforts. We will need to secure additional financing in order to continue operations and execute our business plan, including planned capital expenditures beyond the first quarter of fiscal 2001, unless we begin to generate significant operating revenue. We will have to continue to devote a significant amount of management time to obtaining financing.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING, IN WHICH CASE WE WOULD NEED TO REDUCE DEVELOPMENTAL EFFORTS AND MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS. If we are unable to achieve profitability or we are unable to secure additional financing on acceptable terms, we will be unable to continue to fund our operations. We are parties to an agreement pursuant to which we are entitled to capital grant advances from the Northern Ireland Industrial Development Board once we obtain cumulative revenues from the sale of batteries of $4 million. We may not achieve these cumulative revenues over the short-term, or at all. Additionally, a lack of capital may require us to license to third parties rights to commercialize products or technologies that we might otherwise seek to develop ourselves, and to scale back or eliminate our research and product development programs. The unavailability of adequate funds would preclude us from continuing to redesign and modify our manufacturing facility, ramp up our sales and marketing staff and otherwise execute our business plan, all of which would have a material adverse effect on our business, financial condition, and results of operations.

WE ARE INVOLVED IN LAWSUITS THAT COULD NEGATIVELY IMPACT OUR BUSINESS. We currently have three substantial lawsuits in which we are involved. The first is a class action lawsuit by a class of persons who purchased our common stock between May 7, 1992 and August 10, 1994, alleging that we violated federal securities laws and seeking unspecified compensatory and punitive damages, attorneys' fees and costs for claimed misstatement of our stock price in the public offering and open market purchases of stock during that period. The complaint names the Company as a defendant as well as some of our present and former officers and directors, asserting that the Company and those individuals violated federal securities laws by misrepresenting and failing to disclose certain information about the Company's business during the class period. The second involves a claim by a manufacturer of one of our pieces of manufacturing equipment that we owe it approximately $2.5 million; in this action, we have filed a counterclaim against the manufacturer seeking damages to be determined at trial. The third is a contract claim that we instituted against several parties; one party has filed a counterclaim against us and third parties claiming damages of approximately $900,000 based on breach of a contract, and this matter is presently stayed pending settlement discussions. Although we intend to defend vigorously the claims against us in each of these lawsuits, if any of them is resolved unfavorably to us we may be required to pay substantial monetary damages which would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, our defense of these actions has, and may continue to, result in substantial costs to us, as well as requiring the significant dedication of management resources. If we choose to settle any of these lawsuits, the settlement costs could also have a significant effect on our cash resources and our financial condition.

WE MAY NOT BE ABLE TO COST-EFFECTIVELY MANUFACTURE OUR BATTERIES. To be successful, we must manufacture commercial, high-quality quantities of our products at competitive costs. To date, we have produced limited quantities of prototype and production quality products that we believe have performance characteristics that are suitable for a broad market. However, additional development will be required to enable us to produce battery systems with these characteristics from our manufacturing line. In addition, to facilitate broad commercialization of our products, we will need to reduce our manufacturing costs. Our batteries may not be manufacturable in long-run commercial quantities to the performance specifications demanded by customers. We must still be able to competitively manufacture these batteries. Our current manufacturing technology will need to be more fully developed before we will be able to manufacture our batteries in commercial quantities. We must be able to substantially raise yields of commercial quality batteries in commercial quantities in order to cost effectively produce our batteries. Failure to achieve substantially increased yields of our batteries and reduce unit-manufacturing costs will preclude us from offering our batteries at a competitive price to the public and therefore cause a material adverse effect on our business, results of operations and financial condition. If we manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business, which would have a material adverse effect on our ability to market our batteries even if the defect were corrected.

BECAUSE OUR BATTERIES ARE ONLY SOLD WHEN INCORPORATED INTO OTHER PRODUCTS, WE RELY ON ORIGINAL EQUIPMENT MANUFACTURERS TO COMMERCIALIZE OUR PRODUCTS. To be successful, our batteries must gain broad market acceptance. In addition, our success will depend significantly on our ability to meet OEM customer requirements by developing and introducing on a timely basis new products and enhanced or modified versions of our existing products. OEMs often require unique configurations or custom designs for battery systems, which must be developed and integrated in the OEM's product well before the product is launched by the OEM. Thus, there is often substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the OEM. If we are unable to design, develop and introduce products that meet OEMs' and other customers' exacting requirements on a timely basis, we may not be able to fulfill our obligations under existing purchase orders, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged, all of which would have a material adverse effect on our business, results of operations and financial condition. In addition, to determine the requirements of each specific application, we will be dependent upon OEMs and other intermediaries such as battery pack designers into whose products our batteries will be incorporated. We may not receive adequate assistance from OEMs to successfully commercialize our products.

WE MUST EXPAND OUR SALES STAFF, SUPPORT CAPABILITIES AND DISTRIBUTION CHANNELS TO DISTRIBUTE OUR PRODUCTS ON A COMMERCIAL SCALE. To implement our strategy successfully, we will have to increase our staff, including personnel in sales and marketing, engineering, development and product support capabilities, as well as third party and direct distribution channels. We may not be able to sufficiently increase our staff or product support capabilities, or be successful in our sales and marketing efforts. Failure in any of these areas could have a material adverse effect on our business and results of operations.

WE ARE IN THE EARLY STAGE OF MANUFACTURING, AND IF WE ARE UNABLE TO DEVELOP MANUFACTURING CAPABILITIES IN A COST EFFECTIVE MANNER, WE WILL NOT BE ABLE TO GENERATE PROFITS. To date, we have not manufactured batteries on a commercial scale. Until recently, our batteries only have been manufactured on our pilot manufacturing line, which is able to produce prototype cells in quantities sufficient to enable customer sampling and testing and product development. We are currently in the early stages of transitioning production to an automated high volume production line that will work with our newest battery technology in our manufacturing facility in Mallusk, Northern Ireland. The redesign and modification of the manufacturing facility, including its customized manufacturing equipment, will continue to require substantial engineering work and capital expenses and is subject to significant risks, including risks of cost overruns and significant delays. In addition, in order to rapidly scale up the manufacturing capacity, we will need to begin fabrication of a second automated production line before completing full qualification of the first line. In automating, redesigning and modifying the manufacturing processes, we have been, and will continue to depend on, several developers of automated production lines, which have limited experience in producing equipment for the manufacture of batteries. A key determinant of our current and future production capacity and profitability is the production yield of our manufacturing process. To date, we have not achieved production yields sufficient to sustain commercial production of our batteries. In 1993, we entered into a purchase order for $100 million of our batteries, which incorporated a previous technology, that we were unable to fulfill due to our inability to commercially produce our batteries pursuant to the customer's specifications. We must be able to substantially raise yields of commercial quality batteries in commercial quantities in order to cost effectively produce our batteries. Any failure to achieve substantially increased yields of our batteries and reduce unit-manufacturing costs could have a material adverse effect on our business, results of operations and financial condition. As part of our manufacturing ramp-up, we will need to hire and train a substantial number of new manufacturing workers. The availability of skilled and unskilled workers in Northern Ireland, the site of our manufacturing facility, is limited due to a relatively low unemployment rate. We may not successfully develop improved processes, design required production equipment, enter into acceptable contracts for the fabrication of such equipment, obtain timely delivery of such equipment, implement multiple production lines or successfully operate the Mallusk facility. We may not be able to successfully automate our production on a timely basis, if at all, and such automation may not result in greater manufacturing capacity or lower manufacturing costs than our pilot production line. Customer relationships could be damaged if we fail to begin volume manufacturing on a timely basis or at all. Such failure could cause lost opportunities and have a material adverse effect on our business, results of operations and financial condition.

WE ARE EXPERIENCING DELAYS IN QUALIFYING OUR MANUFACTURING FACILITIES. We have been unable to meet our prior schedules regarding delivery, installation, de-bugging and qualification of the Northern Ireland facility production equipment. As most of the production equipment is being specially manufactured for us, further problems may develop and cause further delay in our current schedules. We are modifying and bringing many of the manufacturing processes that we are implementing in this production equipment up to date for the first time from our laboratory scale prototype work. We may need to further refine the processes, which could cause substantial delays in the qualification and use of this equipment. Furthermore, if we are able to refine our process, we may not be able to produce the required amount of qualification samples to potential customers. From our discussions with potential customers, we expect that customers will require an extensive qualification period once the customer receives its first commercial product off a production line.

WE DEPEND ON SOLE OR LIMITED SOURCE SUPPLIERS FOR CERTAIN KEY RAW MATERIALS TO DEVELOP AND MANUFACTURE OUR BATTERIES. We depend on sole or limited source suppliers for certain key raw materials used in our products. We generally purchase sole or limited source raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. Our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply. We may not be able to purchase raw materials at an acceptable cost. In addition, the raw materials which we utilize must be of a very high quality, and we have in the past experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If we are unable to obtain high quality raw materials in sufficient quantities and on a timely basis, our production of batteries may be delayed which will have a material adverse effect on our business and results of operations.

OUR BATTERIES MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE. To achieve market acceptance, our batteries must offer significant performance advantages at a cost effective rate as compared to other current and potential alternative battery technologies in a broad range of applications. Our batteries may not be able to achieve or sustain these advantages. Even if our batteries provide meaningful price or performance advantages, there is a risk our batteries may not be able to achieve or maintain market acceptance in any potential market application. The success of our products also will depend upon the level of market acceptance of OEMs' and other customers' end products that incorporate our batteries, a circumstance over which we have little or no control. If our batteries do not achieve and maintain significant performance advantages at a cost effective rate over other technologies and achieve significant and sustained market acceptance, or if customers' applications which incorporate our products do not achieve lasting market acceptance, our business, results of operations and financial condition could be materially adversely affected.

THERE HAS BEEN, AND CONTINUES TO BE, A RAPID EVOLUTION OF BATTERY TECHNOLOGIES. The battery industry has experienced, and is expected to continue to experience, rapid technological change. Various companies are seeking to enhance traditional battery technologies, such as lead acid and NiCad, and other companies have recently introduced or are developing batteries based on nickel metal hydride ("NiMH"), lithium and other emerging and potential technologies. While these competitors are engaged in significant development work on these various battery systems, we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or be superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years, which have resulted in a customer perception that our technology may not offer as many advantages as previously anticipated. Competing technologies that outperform our batteries could be developed and successfully introduced and, as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

OUR COMPETITORS MAY DEVELOP BATTERIES SIMILAR OR SUPERIOR TO OURS OR OTHERWISE COMPETE MORE SUCCESSFULLY THAN WE DO. Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of lithium ion, competing polymer and, in some cases, NiMH batteries. These suppliers include Matsushita Industrial Co., Ltd., Sony, Toshiba, SAFT America, Inc. and PolyStor Corp. All of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, which include laptops, cellular phones and personal digital assistance products, on the basis of performance, cost and ease of recycling. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

OUR SUCCESS DEPENDS HEAVILY ON OUR SENIOR MANAGEMENT PERSONNEL AND ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES. Our success is highly dependent upon the active participation of our senior management personnel. We do not have written employment contracts with any key employees and do not maintain key man life insurance policies for any of our employees. We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial and marketing personnel who are familiar with and experienced in the battery industry as well as skilled personnel to operate our facility in Northern Ireland. Competition for personnel, in particular for product development and product implementation personnel, is intense, and we compete in the market for personnel against numerous companies, including larger, more established competitors with significantly greater financial resources than us. The availability of skilled and unskilled workers in Northern Ireland is limited due to a relatively low unemployment rate. From time to time we experience difficulty in recruiting qualified personnel, and we cannot be certain that we will be successful in attracting and retaining skilled personnel. If we are unable to attract and retain other qualified personnel, we may not be able to staff our manufacturing facility to operate at full capacity, which could delay our production of batteries and cause us to breach our obligations under existing or new purchase orders. Also, if we cannot attract and retain experienced sales and marketing personnel, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have a material adverse effect on our financial condition.

WE FACE A RISK THAT OUR PENDING PATENT APPLICATIONS WILL NOT RESULT IN ISSUED PATENTS AND THAT OUR ISSUED PATENTS WILL NOT PROVIDE PROTECTION AGAINST COMPETITORS. Our ability to compete successfully will depend on whether we can protect our proprietary technology and manufacturing processes. We rely on a combination of patent and trade secret protection, non-disclosure agreements, and cross-licensing agreements. These measures may not be adequate or safeguard the proprietary technology underlying our batteries. In addition, employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies for any such breach. Moreover, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. We intend to pursue enforcement and defense of our patents and our other proprietary rights. We could incur significant expenses in preserving our proprietary rights and these costs could have a material adverse effect on our financial condition. In addition, we may not be able to effectively protect our intellectual property rights outside of the United States. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If we are found to be infringing third party patents, there is a risk that we may not be able to obtain licenses to such products on reasonable terms, if at all. Our failure to protect our proprietary technology may materially adversely affect our financial condition and results of operations. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. Therefore, our pending patent applications may not result in issued patents and any of our issued patents may not afford protection against a competitor.

OUR BATTERIES CONTAIN POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO LIABILITY. In the event of a short circuit or other physical damage to a battery, a reaction may result with excess heat or a gas being released and, if not properly released, may be flammable or potentially even explosive. Our batteries, based on an earlier (and since abandoned) technology, have smoked, caught fire and vented gas in the past, and we have attempted to design our current batteries to reduce this risk; if we are unsuccessful in these efforts, we could be exposed to product liability litigation. In addition, our batteries incorporate potentially dangerous materials, including lithium. While we believe the materials in our batteries are less reactive than other potentially dangerous materials found in other types of batteries, it is possible that these materials will require special handling. It is possible that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Other battery manufacturers using technology similar to ours include special safety circuitry within the battery to prevent such a condition. We expect that our customers will have to use this type of circuitry.

WE HAVE NOT COMPLETED SAFETY TESTING OUR BATTERIES AND MAY NOT BE ABLE TO MAKE COMMERCIAL SALES OF OUR BATTERIES UNTIL WE SUCCESSFULLY COMPLETE SUCH TESTS. We have conducted safety testing of our batteries and have submitted batteries to Underwriters Laboratories for certification, which is required by many OEMs prior to placing a purchase order with the Company. We cannot assure you that Underwriters Laboratories will certify our batteries. As part of our safety testing program, prototype batteries of various sizes, designs and chemical formulations are subject to abuse testing, where the battery is subjected to conditions outside the expected normal operating conditions of the battery. While some prototype batteries have survived these tests, others have vented gases containing vaporized solvents and have caught fire. These results were generally expected, and until we have completed testing we cannot make a complete determination as to the conditions in which the battery must be operated. Additionally, each new battery design requires new safety testing. Therefore, safety problems may develop with respect to our battery technology that could prevent or delay commercial introduction.

SAFETY RISKS IN OUR FACILITIES COULD DELAY PRODUCTION AND ADVERSELY AFFECT OPERATIONS. There is a risk that an accident in our facilities will occur. Any accident, whether with the use of a battery or in our operations, could result in significant manufacturing delays or claims for damages resulting from injuries, which would adversely affect our operations and financial condition.

WE DO NOT FULLY CONTROL OUR JOINT VENTURE OPERATIONS, STRATEGIES AND FINANCIAL DECISIONS AND WE CANNOT ASSURE YOU THAT OUR PRODUCTS WILL BE MARKETED SUCCESSFULLY THROUGH THESE VENTURES. We do not control or manage either of our operating joint ventures. Consequently, we are required to depend on the management of our venture partners to successfully operate these ventures. There is a risk that our joint venture partners may have economic, business or legal interests or goals that conflict with ours or that we may be required to fulfill obligations of our joint venture partners if they are unable to meet their obligations. Any significant disagreements with our venture partners could have a material adverse effect on our ventures. Also, we depend to a significant degree on local partners in our joint ventures to provide us with regulatory and marketing expertise and familiarity with the local business environment. Any disruption in our relationship with these parties could make it more difficult to market our products in the geographic regions or to the customers to which the joint venture relates. Also, if these ventures are not successful, they could significantly damage our reputation, which will make it more difficult to obtain purchase orders for our batteries.

WE DO NOT HAVE A COLLABORATIVE PARTNER TO ASSIST US IN DEVELOPMENT OF OUR BATTERIES, WHICH MAY LIMIT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS. We have received substantially all our revenues to date from a research and development agreement with Delphi Automotive Systems Group, which we completed in May 1998. The Delphi agreement was for joint development in the automotive market. Although we have held discussions with OEMs in the portable consumer electronics and telecommunications markets about possible strategic relationships as a means to accelerate introduction of our batteries into these markets, we may not be able to enter into any such alliances. The use of alliances for our development, product design, volume purchase and manufacturing and marketing expertise can reduce the need for development and use of internal resources. Further, even if we could collaborate with a desirable partner, there is a chance that the partnership may not be successful. The success of any strategic alliance that we may enter into depends on, among other things, the general business condition of the partner, its commitment to the strategic alliance and the skills and experience of its employees.

A STRICT REGULATORY ENVIRONMENT MAY DEVELOP WHICH MAY DELAY SHIPMENTS AND IMPOSE ADDITIONAL COSTS ON US. At the present time, neither the storage, use or disposal of the component parts of our batteries nor the transport of our batteries is regulated by federal, state or local law. However, we expect that laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries as well as regulations governing the transport of our batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could have a material adverse effect on our business.

THE FAILURE OF OUR KEY SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS. We use a number of computer software programs and operating systems in our internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possible replacement of such source code or applications will be necessary. To our knowledge, we have not seen any significant events within our organization or our suppliers to date.

POLITICAL INSTABILITY IN NORTHERN IRELAND MAY DELAY PROGRESS IN OUR NORTHERN IRELAND FACILITY. Despite the recent peace accord in Northern Ireland, we cannot assure you that instabilities will not continue in the future. Any political instability in Northern Ireland could delay our manufacturing of batteries. Any delays could also cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs.

CORPORATE INSIDERS OR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER approval. As of December 26, 1999, our officers, directors, and their affiliates as a group beneficially owned approximately 20.91% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.

ANTI-TAKEOVER PROVISIONS IN OUR CORPORATE CHARTER OR THOSE WHICH APPLY TO US BY VIRTUE OF THE APPLICATION OF DELAWARE GENERAL CORPORATION LAW WILL MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE A MAJORITY INTEREST OF OUR OUTSTANDING VOTING STOCK. Our Board of Directors has the authority to issue up to 50 million shares of undesignated preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. As of October 31, 1999, holders of the Series A Preferred Stock had converted all outstanding shares of the Series A Preferred Stock. The rights of the holders of our capital stock are subject to the rights of the holders of the Series B Preferred Stock, 3,500 shares of which currently are outstanding, and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of Valence. Furthermore, our classified Board of Directors and certain other provisions of our Certificate of Incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market prices of our common stock and Series B Preferred Stock.

IF THE ISSUANCE OF OUR PREFERRED STOCK VIOLATED THE NASDAQ STOCK MARKET'S LISTING MAINTENANCE REQUIREMENTS, OR IF WE OTHERWISE FAIL TO CONTINUE TO MEET THE NASDAQ STOCK MARKET'S LISTING MAINTENANCE REQUIREMENTS, THE NASDAQ STOCK MARKET MAY DELIST OUR COMMON STOCK. In late January 1999, The Nasdaq Stock Market released its guidance on "future priced securities" and the necessity of the issuer to comply with The Nasdaq Stock Market's listing maintenance requirements in issuing these securities. In the event that The Nasdaq Stock Market determined that the issuance of our Series A Preferred Stock and/or Series B Preferred Stock was in violation of these listing maintenance requirements, or if we are otherwise unable to continue to meet its listing maintenance requirements, The Nasdaq Stock Market might delist us. Delisting would have a material adverse effect on the price of our common stock and on the levels of liquidity currently available to our stockholders. We may not be able to satisfy these listing requirements on an ongoing basis.

CONVERSION OF PREFERRED STOCK AND SALES OF COMMON STOCK BY CC INVESTMENTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR STOCK. If CC Investments, a 4.9% stockholder of Valence, were to exercise all of the warrants it holds and convert all of the shares of preferred stock it owns, as of December 26, 1999 it would have acquired approximately 1,511,542 shares of our common stock. The number of shares into which the preferred stock converts increases at 6% per year. If CC Investments exercises the warrants or converts its preferred stock into shares of our common stock and sells the shares into the market, such sales could have a negative effect on the market price of our common stock and would dilute your holdings in our common stock. Additionally, dilution or the potential for dilution could materially impair our ability to raise capital through the future sale of equity securities.

VARIABLE CONVERSION OF SERIES B PREFERRED STOCK. CC Investments holds all of our outstanding Series B Preferred Stock. The conversion price of our Series B Preferred Stock is variable and may depress the price of our common stock and substantially dilute your stock. Since July 27, 1999, our Series B Preferred Stock is convertible into a larger amount of shares when our common stock trades at a price below $6.03 in six out of ten consecutive trading days. For example, if on December 26, 1999 our common stock in the previous ten trading days had been trading at or above $6.03, the remaining 3,500 shares of Series B Preferred Stock held by CC Investments would have been convertible into approximately 616,020 shares of our common stock. If, however, on that date the average of the lowest six closing bid prices of our common stock over the previous ten trading days (referred in the table below as the "average price") had been lower than $6.03, then the Series B Preferred Stock would have converted into a greater number of shares.

The following table illustrates this effect:

                           NUMBER OF SHARES INTO WHICH
                       3,500 SHARES OF SERIES B PREFERRED
                           AVERAGE PRICE WOULD CONVERT

                If our common stock trades at a price below $6.03
                                in six out of ten
                            consecutive trading days

                $6.03.................................... 616,020
                $5.00.................................... 742,921
                $4.00.................................... 928,651
                $3.00.................................. 1,238,201

The effect of this variable conversion rate, if applicable, will be to depress further the market price of our common stock and to dilute further stockholder holdings in our common stock.

OUR STOCK PRICE IS VOLATILE. The market price of the shares of our common stock has been and is likely to continue to be highly volatile. Factors such as the fluctuation in our operating results, announcements of technological innovations or new commercial products by us or our competitors, failure to achieve operating results projected by securities analysts, governmental regulation, developments in our patent or other proprietary rights or our competitors' developments, our relationships with current or future collaborative partners, and general market conditions may have a significant effect on the market price of our common stock. We do not pay, or expect to pay, dividends to the holders of our common stock. We have never paid any cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future.

YOU MAY EXPERIENCE DILUTION. The offering of shares of common stock in connection with the Offering may result in an adjustment to the exercise or conversion price of certain warrants and other convertible securities. If an adjustment is made, you will experience dilution.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's exposure to market risk since March 28, 1999.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. EXHIBITS

          27  Financial Data Schedule

     b. REPORTS ON FORM 8-K

          1. Form 8-K filed January 7, 2000 announcing sale of common stock to Capital Guardian Trust Company on behalf of its clients.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        VALENCE TECHNOLOGY, INC.
                                         (Registrant)




Date: February 9, 2000                  By:  /S/ JAY L. KING
                                             -----------------------------------
                                             Jay L. King
                                             Vice President and Chief Financial
                                              Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER              EXHIBIT
--------------              -------

      27            Financial Data Schedule