Form 10-K
period 2000-03-31
VALENCE TECHNOLOGY INC
filed 2000-06-29
CIK 885551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________

                         Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                 77-0214673
         (State or Other Jurisdiction                    (I.R.S. Employer
       of Incorporation or Organization)              Identification Number)

               301 CONESTOGA WAY
               HENDERSON, NEVADA                               89015
   (Address of Principal Executive Offices)                 (Zip Code)


                                 (702) 558-1000
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                                  Name of Each Exchange
           Title of Each Class                     On Which Registered
           -------------------                    ---------------------
                   None                                   None


         Securities Registered Under Section 12(G) of the Act:
         ----------------------------------------------------
          Common Stock, $.001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     The aggregate market value of the Registrant's voting stock held by non-affiliates on May 31, 2000 was $448,921,205.*

     As of May 31, 2000, there were 36,848,808 shares of common stock outstanding.

*Excludes approximately 6,153,341 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at May 31, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                           FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), ITS DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING THE FINANCIAL CONDITION OR RESULTS OF OPERATIONS OF VALENCE, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTIBILITY OF OUR PRODUCTS, AND (C) THE BUSINESS AND GROWTH STRATEGIES OF VALENCE. THE STOCKHOLDERS OF VALENCE ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS". VALENCE UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We design, develop, manufacture and market rechargeable lithium polymer batteries for portable communication devices, also known as mobile communication products, including notebook computers, personal digital assistants or PDAs, handheld personal computers, or HPCs, and cellular telephones. We believe that our proprietary battery technology offers distinct technological advantages over competing technologies. We believe our batteries are thinner, lighter and generally achieve longer operating times than many competing rechargeable batteries currently in the market. Unlike competing liquid lithium ion batteries that often require a metal casing to hold their liquid electrolyte, our lithium polymer batteries are manufactured with a foil casing, which makes them less bulky and less costly to produce.

Widespread and growing use of a variety of portable communication devices has resulted in large markets for rechargeable batteries. Both new and conventional applications are placing growing demands on existing battery technologies to deliver an increasing amount of energy through smaller and lighter batteries. Current battery capabilities can be a significant impediment to the introduction of enhanced mobile communication products.

To date, we have focused on the acquisition and development of our battery technology, including the implementation of a production line, the manufacture of prototype batteries for evaluation by potential customers, and the development of an operating infrastructure. We received our first purchase order for commercial grade lithium polymer batteries in November 1999 and currently have purchase orders for approximately $17 million of batteries. We completed the installation and qualification of our first automated, high volume production line in 1999 and began commercial shipments of our batteries in February 2000. We currently are installing additional automated manufacturing equipment at our facilities in Mallusk, Northern Ireland. We anticipate our production facility to be fully operational by the third calendar quarter of 2001, which will provide us the capacity to manufacture and ship batteries in high volumes. Until that time, our ability to sell and ship product is significantly limited.

INDUSTRY BACKGROUND

The growth in the mobile communications industry has led to increased demand for rechargeable batteries. Frost & Sullivan estimates that the rechargeable battery market for mobile communications devices will consist of more than 1.89 billion unit shipments by 2005, up from 1.17 billion units in 1999. Portable communication devices require rechargeable batteries to operate efficiently and in a manner that will satisfy the demands for more sophisticated wireless data and communications products from today's increasingly mobile workforce. As mobile communication products evolve, rechargeable batteries must make the corresponding evolution and be able to satisfy increasing power requirements, varied form factors, lighter weight requirements and more stringent safety and environmental requirements.

     KEY FACTORS DRIVING THE GROWTH OF THE MARKET FOR RECHARGEABLE BATTERIES USED IN PORTABLE COMMUNICATION DEVICES.

GROWTH OF MOBILE COMMUNICATIONS

Significant advancements in technology relating to miniaturization, visual displays, longer-lasting, thinner and lighter batteries and portable communications have led to the introduction of many innovative new mobile voice communication devices. These portable voice communication devices allow users to work and communicate as they travel and have fueled the significant growth of mobile communications. These devices have become more widely available and affordable for both the business and mass consumer markets due to advances in technology, regulatory changes, the introduction of new service providers and price reductions. According to IDC, the number of subscribers to cellular and PCS services worldwide is expected to grow from 426.8 million in 1999 to 1.08 billion in 2003, a compound annual growth rate of approximately 26% per year. Frost & Sullivan estimates that the total mobile telecommunications market, in terms of world unit shipments, will grow from 248.1 million units in 1998 to
437.3 million units in 2005.

An increasing number of people carry battery-powered wireless devices for data communications, rather than solely for voice communications. The most recently introduced wireless communications devices in the United States, including PDAs, notebook computers, and cellular telephones with data capacity, are smaller, less expensive, and have longer battery life and more features than earlier devices. According to Dataquest, the number of wireless data subscribers will grow from 14 million subscribers in 1998 to 102 million subscribers in 2003, an estimated growth rate of about 49% per year.

An increased reliance on the Internet, intranets and extranets and the emergence of a workforce that is increasingly reliant on battery-powered devices for extended mobility drives the market for wireless data applications. IDC forecasts that the remote and mobile workforce in the United States will grow from 35.7 million individuals at the end of 1999 to 47.1 million at the end of 2003. Frost & Sullivan estimates that the world mobile communication device market will increase from 21.9 million units in 1998 to 71.6 million units in 2005, a compound annual growth rate of over 18%. Workers and consumers today demand access to the same information and applications available on their personal computers when away from their office or home.

BATTERIES:  THE POWER SOURCE BEHIND MOBILE PRODUCTS

Batteries are manufactured in two basic shapes, prismatic or cylindrical. Cylindrical batteries are made in some cylinder form, such as AA or AAA sizes. Prismatic batteries are usually made in rectangular shape. Batteries generally are available in two types. Primary batteries are charged with energy by the manufacturer and are used by the consumer until exhausted and then discarded. This category includes those types of batteries that are used in everyday applications such as AAA, AA, C, D size, photo batteries and button cells for watches and hearing aids. Typical primary battery chemistries include alkaline, silver oxide and lithium. Ordinary flashlight batteries are examples of primary batteries. Secondary or rechargeable batteries are designed to be charged and discharged many times by the user. The secondary battery category includes prismatic batteries and those batteries used for mobile communications that require high performance chemistries.

A battery is composed of single or multiple cells, or electrochemical units, combined to form one device that provides power in the form of voltage and current through external terminals or connections. The battery consists of three major components: anodes, cathodes and electrolytes. The anode is the battery's negative electrode and loses electrons during the discharging process. The cathode is the battery's positive electrode, and it gains electrons during the discharging process. The electrolyte is a substance, usually a liquid that allows ions to flow between electrodes during discharge, as well as during charge, in a secondary battery.

Regardless of the particular technology that they may utilize, most rechargeable batteries operate in a similar manner. Under charging conditions, electrons are driven into the anode or negative electrode of the battery. Under discharge, when the battery is active in the host device, the electrons flow from the anode through the device and back into the cathode.

                            [GRAPHIC OBJECT OMITTED]

Rechargeable batteries for consumer electronics products have been available for over 40 years. Over this time several different technologies have been developed to satisfy the demands of battery powered portable communication devices. One of the earliest rechargeable battery models was the nickel cadmium, or NiCad. This technology provided good cycle time, which refers to the time for a single process of discharge and charge in a secondary battery, and adequate performance but had the disadvantage of low voltage and relatively low energy capacity. NiCad batteries also exhibit significant "memory effect," which refers to the battery's ability to accept recharge if not fully discharged while in service.

Nickel Metal Hydride, or NiMH, batteries were the next advancement following NiCad batteries. NiMH batteries provide increased energy capacity and exhibit less memory effect than NiCad. In many instances, NiMH cells can directly replace NiCad cells, as the two battery types have similar sizes and voltages. Unlike other battery chemistries, NiMH has neither environmental nor safety concerns. However, NiMH batteries have a high self-discharge rate and lose power if not used and recharged over a relatively short period of time. NiMH batteries were introduced into the market in the early 1990's and have become the dominant battery chemistry for low-end laptop personal computers.

Liquid lithium ion batteries were introduced into the market in the early 1990's to address the shortcomings of NiCad and NiMH batteries. This technology represents a significant improvement over NiCad and NiMH technologies in terms of voltage, energy density and cycle life, which is the number of cycles that a rechargeable battery can complete before failure to achieve a defined level of charge. Energy density is defined as the amount of energy that can be put into, and retrieved from a battery for a given unit of battery volume or battery weight. In addition, liquid lithium ion batteries have virtually no memory effect and have a much improved self-discharge rate, which refers to the rate at which a battery automatically loses its charge while standing idle. These features make lithium ion batteries particularly suitable for use in camcorders and other electronic devices that have high energy needs. In the past few years, demand for liquid lithium ion batteries has increased due to the energy needs of new portable and miniaturized electronic products. However, lithium ion batteries are relatively heavy because of their chemical structure and necessary safety devices, to reduce the chance of fire or explosion resulting from the misuse or mishandling of the batteries. This increases their manufacturing costs, and limits the use of liquid lithium ion batteries for applications requiring batteries with lighter, thinner form factors.

KEY CHALLENGES FACING THE RECHARGEABLE BATTERY INDUSTRY

We believe that the rechargeable battery industry faces the following significant challenges:

o INCREASING FUNCTIONALITY REQUIRES MORE POWER. Rechargeable batteries must supply power for evolving products with constantly increasing energy demands. As the capabilities and features of these products are enhanced, the energy demands on the batteries for these products also are increased. For example, cellular telephones and PDAs are now being used for Internet access, in addition to their original uses. These enhanced capability products require more powerful, longer lasting batteries. New battery technologies must be developed or existing technologies must be improved to support those increased energy demands.

o DEMAND FOR LIGHTER AND THINNER PRODUCTS. The marketplace continues to demand lighter and thinner portable communication devices. As a result, portable communication device manufactures require lighter, thinner batteries for these new products. At the same time, these smaller batteries must be powerful enough to serve the energy needs of the new communication devices. Liquid lithium ion batteries, while containing a high energy density, require a metal casing to hold the liquid electrolyte. The casing adds weight and size to the overall battery package, reduces the relative efficiency of the active material in the container itself, and limits the battery's utility as a power source for these lighter, thinner portable communication devices.

o NEED FOR SOPHISTICATED SAFETY DEVICES IN RECHARGEABLE BATTERIES. The liquid lithium ion battery's cobalt-based cathode must contain almost two times the amount of lithium required for its full charge and discharge operation. This is because the lithium that is not used electrically provides the molecular structure in the cathode needed for battery stability and long cycle life. As a result, under abusive and abnormal conditions, such as overcharge, lithium contained in the cathode could become very reactive and, ultimately dangerous. If a liquid lithium ion battery overcharges to a level above its rated voltage cutoffs, certain thermal events may occur, including gassing, heat generation, leakage and even fire or explosion. To moderate or eliminate this potential hazard, all liquid lithium ion battery cells contain not only multiple safety devices within the metal casings but also external safety circuits, including thermal fuses, to cut off or shut down the cell in the event of any potentially dangerous conditions.

o LIMITATIONS ON PRODUCTION EFFICIENCY CONFLICT WITH THE RECHARGEABLE BATTERY MANUFACTURER'S NEED TO MEET DIVERSE FORM REQUIREMENTS. The metal casings utilized in a number of rechargeable batteries, such as the liquid lithium ion model, hold the battery's electrolyte and contain both multiple protection devices in the form of special vents and mechanical current cutoff devices. These devices make the rechargeable battery manufacturing process more costly and time consuming. An additional limitation on rechargeable battery production efficiency is the extended conditioning or formation cycle, which is the period in which the battery is given its initial charge. For liquid lithium batteries, this period takes between two to five weeks, and is even longer for other types of rechargeable battery chemistries. As a result, rechargeable battery manufacturers have difficulty maintaining the flexible manufacturing capabilities necessary to serve effectively the evolving demands of their customers for batteries with new and diverse form requirements. Not only does the inherent structure of the rechargeable battery production process make it difficult for manufacturers to produce new shapes and sizes of batteries in a timely fashion, but also satisfying their customers' varied form requirements requires a substantial investment of capital and time, as new or retooled manufacturing equipment is often required to accommodate changes in customer specifications.

o ENVIRONMENTAL COMPLIANCE ISSUES. Rechargeable battery manufacturers, as with all other industries, must comply with environmental regulations set by various local, state and governmental agencies for the manufacture and disposal of batteries that are incorporated into mobile communication products. Continuous enhancements in battery technology with a trend toward increased participation and cooperation between vendors and battery manufacturers in the production process and the formulation and implementation of the use of safer chemicals and recycling programs all prompt the manufacture of more environmentally friendly batteries. Laboratory analysis of ion batteries using EPA testing procedures and criteria set by local and state authorities in Nevada has resulted in a waste classification of non-hazardous. All generators however are responsible for their own waste stream classifications. These positive findings have increased consumer awareness and have encouraged them to purchase more environmentally friendly lithium ion batteries.

OUR SOLUTION

We believe that the next step in battery evolution is lithium polymer batteries. Lithium polymer technology offers significantly improved performance over existing technologies in a lighter, more flexible package. Lithium polymer batteries can be manufactured to as thin a specification as 1 mm and in a large "footprint" or size. For example, a flat large footprint lithium polymer battery is ideal for use on the back of the screen of, or in the base of, a notebook computer. Lithium polymer batteries are also being used in cellular telephones, and we believe that there are other potential applications in PDAs and HPCs. The opportunity for lithium polymer batteries in the cellular telephone market appears to be particularly attractive. Frost & Sullivan estimates that the rechargeable battery market for cellular telephones will grow over 10% per year between the years 1998 to 2005, and projects that the lithium ion component of this market is estimated to increase from 216.1 million units shipped to 659 million units over this same period, an increase of over 17% per year. Frost & Sullivan also estimates that lithium ion battery shipments for the cellular telephone market will increase from 45% of all rechargeable battery shipments for the cellular telephone market in 1998 to 70% in 2005.

KEY ATTRIBUTES OF OUR BATTERIES INCLUDE:

UNIQUE CHEMISTRIES AND PROCESSES. We make our lithium polymer batteries using manganese, rather than cobalt as the cathode material. Not only does our use of manganese make the battery safer by lessening the chance of overcharge or an internal short, but also it provides us with a cost advantage over our competitors who utilize cobalt as the cathode material. Manganese is significantly less expensive than cobalt and is found in greater supply throughout the world. Most importantly, we have protected our position in the emerging lithium polymer market by developing and patenting a process for the lithiation of manganese as a base material in the battery cathode.

SAFETY. Our use of manganese allows us to manufacture a battery that is less reactive and safer than lithium polymer batteries that utilize cobalt in the cathode. Manganese is the most chemically stable of the rechargeable battery technologies as lithium manganese oxide, or LMO, batteries do not contain excess lithium in their chemical structure. Under abusive and abnormal conditions such as overcharge, lithium contained in the cathode could become very reactive and, ultimately, dangerous. In addition, unlike many of the competing technologies, including both nickel and cobalt, which contain a heavy metal toxicant that can become hazardous upon ingestion, our battery technology is environmentally friendly. Using EPA standards, our LMO chemistry was tested and classified as non-hazardous and may be disposed of locally in land fills.

SUPERIOR PERFORMANCE. We believe our lithium polymer chemistry offers potential performance advantages over the competing battery chemistries of nickel cadmium, nickel metal-hydride and liquid lithium ion. Lithium is the metal element that has the highest electrochemical potential. This means that lithium is able to convert more energy than any other metal element by moving electrons back and forth in a chemical reaction. Lithium's high electrochemical potential enables us to produce batteries with greater energy density than batteries based upon other chemistries such as nickel cadmium and nickel metal-hydride, and, in most cases, with energy density equal to or greater than that of liquid lithium ion batteries available on the market today. In addition, we believe our lithium polymer batteries have a lower self-discharge rate and a higher voltage output throughout the discharge cycle than competing technologies. We believe that our batteries are able to provide the higher energy capacities necessary for the enhanced capabilities of mobile communication products.

FORM FACTOR - THIN, LIGHTWEIGHT AND LARGE FOOTPRINT. The chemistry of our lithium polymer batteries makes it possible for us to manufacture the thin, lightweight batteries required for portable communication devices. Our lithium polymer batteries utilize a foil, rather than a metal, casing to hold the battery electrolyte and, as a result, can be manufactured to thinner and lighter specifications. Our battery technology processors enable us to manufacture batteries into large footprint sizes for applications such as notebook computers. By contrast, our competitors must combine several batteries together in manufacturing a power source for this application. We believe that our ability to accommodate the shrinking sizes and changing shapes of today's mobile communication products addresses the marketplace's continuing desire for increased mobility and decreased storage needs.

SCALABLE AND FLEXIBLE MANUFACTURING PROCESSES. Mobile communication devices are constantly changing as technology and market demands evolve. We believe that we are well positioned to bring new products to commercial production quickly and cost effectively both because we have invested substantial sums in developing full scale production capability in Northern Ireland and due to our vertically integrated, manufacturing processes. We are able to produce batteries in a wide range of sizes and shapes, and our manufacturing process flexibility allows us to custom manufacture product in a timely fashion to meet the specific needs of our customers. We are able to meet customer requests for new battery designs without the need for substantial investments of time and capital to redesign existing production facilities or develop new facilities. Moreover, once we commence commercial production of a product, our batteries can be ready for shipment to customers after a period of as little as two to three months. We believe that our manufacturing know-how, which has been acquired over a period of years and is protected as proprietary information, gives us a distinct competitive advantage in developing commercial production of new or custom-designed products that other companies attempting to enter the lithium polymer market do not have. Finally, our battery production processes are vertically integrated. We produce our own films, which are the raw materials that will later be used in our in-house lamination, assembly, extraction and packaging processes to produce our batteries. By maintaining vertical integration in our production processes, we gain important advantages over our competitors in terms of manufacturing quality, design and technology control.

STRATEGY

Our objective is to become the leading developer of core technology and manufacturer of lithium polymer rechargeable batteries to service the growing mobile communications market. To achieve this objective, the key elements of our strategy include the following:

     o CAPITALIZE ON THE GROWTH IN THE PORTABLE COMMUNICATION DEVICE MARKET. We intend to focus our efforts on the high growth areas in the portable rechargeable battery market that have been driven by the proliferation of portable communication devices, including cellular telephones, notebook computers, HPCs and PDAs. Portability is vital to increased end-user mobility. As our batteries offer significant advantages in terms of form factor flexibility and improved safety, we believe that we are well positioned to compete in the portable communication device market.

     o DEVELOP ADDITIONAL REVENUE STREAMS BY LICENSING OUR INTELLECTUAL PROPERTY RIGHTS ASSOCIATED WITH OUR LITHIUM POLYMER CHEMISTRY. We have an extensive intellectual property portfolio with numerous patents issued or pending relating to our lithium polymer rechargeable battery technology. We plan to license portions of our lithium polymer technology in order to broaden or diversify our sources of revenue. We believe that our strength in the research and development of LMO chemistry for rechargeable lithium polymer batteries will increase the value of our intellectual property portfolio by allowing us to license improvements to the technology as they become available.

     o DISTRIBUTE OUR BATTERIES THROUGH MULTIPLE CHANNELS. We expect to sell our batteries primarily to original equipment manufacturers, or OEMs, value added resellers, or VARs, and independent sales representatives. We pursue multiple distribution channels in order to increase our potential for sales and to further stimulate market acceptance of our products. By distributing through these channels, we believe that we can maximize our revenue potential while continuing to focus on our core strengths of research, development and commercialization of the manufacturing process.

     o CONTINUE TO EXPAND OUR CAPABILITIES TO COMMERCIALLY PRODUCE OUR LITHIUM POLYMER RECHARGEABLE BATTERIES. We recently began commercial production of our batteries in our Northern Ireland facility, which uses a newly engineered automated high volume production line. We expect to continue to increase our production volume and improve our manufacturing processes. Our ability to consistently manufacture commercial quantities of our batteries through this line is essential for both industry acceptance of our technology and our realization of longer term licensing and alternative revenue streams.

     o PROTECT AND ENHANCE OUR PROPRIETARY TECHNOLOGY BASE. We consider our product and process technology to be one of our most valuable assets. We believe our technology is applicable to a wide range of products, and intend to exploit this technology by developing new innovative products to meet market needs. To safeguard this technology base, we have established a program for intellectual property documentation and protection and intend to aggressively enforce our intellectual property rights against actual or potential infringement.

PRODUCTS

We have developed five standard "footprints" or battery product designs, which can be commercially produced through low cost, high volume manufacturing processes. These products may be used in a number of applications, including as a rechargeable power source for portable communication devices, such as notebook computers, HPCs, PDAs and cellular telephones.

The table below describes our currently available products in terms of functionality and key features:

 PRODUCT FAMILY AND TYPE                 SIZE RANGE/THICKNESS                                   KEY APPLICATIONS

                            1
Model 25 Series (small      Cell size is 25 mm x 110 mm, with thickness     Used to fit in tight applications such as satellite and
footprint battery)          up to 8.4 mm                                    cellular telephones where light weight and high energy
                                                                            capacity are required.

Model 43 Series (small      Cells available in heights ranging from         Designed for technically advanced applications including
footprint battery)          1.2 mm to 5.7 mm, with thickness ranging        cellular telephones, where size, weight and thickness
                            from 1.1 mm to 5.6 mm                           are key considerations.

Model 65 Series (small      Cells available in heights ranging from         Applications in technically advanced power applications
footprint battery)          1.2 mm to 5.7 mm, with thickness ranging        including pagers, cellular telephones, PDAs and HPCs,
                            from 1.2 mm to 5.7 mm                           where size, weight, thickness and energy
                                                                            capacity are key considerations.

Model 44 Series (large      Cell size measures 103 mm x 103 mm and has a    Designed for PDAs, notebook computers and other high
footprint battery)          thickness range of 1.2 mm to 5.7 mm             performance applications where safety, weight, thickness
                                                                            and energy capacity are key considerations.

Model 74 Series (large      Cell size measures 70 mm x                      Designed for PDAs, notebook computers and other advanced
footprint battery)          140 mm and has a thickness ranging from 1.2     personal communication devices, where energy capacity is
                            mm to 5.7 mm                                    a key consideration.

As a result of our flexible manufacturing processes, we require a relatively short lead time to manufacture a variety of products. This flexibility increases our ability to custom-manufacture batteries to meet the particular needs of our customers.

SALES AND MARKETING

Since our incorporation in 1989, we have been a Development Stage company focusing on research and development, but have recently begun production and shipment of our batteries in commercial quantities and intend to expand our sales and marketing capabilities. We sell our batteries primarily through original equipment manufacturers, or OEMs, battery pack makers, or VARs, and independent sales representatives. Currently, we have a technical marketing staff of four persons and are in the process of enlarging this department. We approach our customers with a technical team that focuses on developing our unique manufacturing competencies and establishing relationships with original equipment manufacturers and battery pack makers. Our marketing team develops relationships with these customers and becomes familiar with their product development cycle, providing us with valuable product development feedback. In the marketing and sale of any new battery technology, or for any new battery products developed, there is a standard, industry-accepted procedure for establishing that a battery is acceptable for general application to a customer's products. This process, which is called qualification, involves providing sample batteries of the type to be ultimately sold to the OEM customer, and allowing them to test and evaluate them for a period of between thirty and ninety days.

MANUFACTURING

We manufacture all our products at a vertically integrated manufacturing plant in Mallusk, Northern Ireland. The first fully automated assembly line was installed in the Northern Ireland facility in the first quarter of 1999 as part of the first phase of our facilities expansion. De-bugging and refinement of this line and the rest of the manufacturing process has proceeded on an ongoing basis since 1999. This first line produces smaller batteries for cellular telephones and other small battery applications. We have purchase orders in place for additional equipment to expand our manufacturing capabilities. We are currently in the process of transferring our production of our Model 25 battery onto one of our high-speed production lines at the Mallusk facility, so as to rapidly ramp up production capacity to meet a follow-on order that we recently received from an existing customer. We are in the process of moving into the second phase of our expansion by mid-summer 2000, and our expansion plans in this second phase include the addition of a second automated assembly line for our smaller batteries and a new machine, the Flexible Automated

Battery Assembly Line, or FABAL. The FABAL will produce the larger footprint batteries for notebook computers and PDAs and can be easily adjusted to produce different size batteries, with completion currently expected in the second half of 2000. The incorporated changes from these initial two phases are anticipated to greatly increase our operating capacity. Our third phase, which is scheduled to begin in mid-summer 2001, will significantly increase our manufacturing capacity for large batteries. By the completion of this third phase, we anticipate that a third automated assembly line for large batteries will be operational by the second half of 2001. All of the equipment necessary to complete phase one of our plan has been delivered. However, significant capital expenditures will be required to finalize phases two and three of our plan. In addition, the new equipment requires extensive qualification and adjustment before it will be operational, and this process is expected to take a number of months. It is critical to our ability to fulfill existing and future orders that we complete these three planned expansion phases.

We are entirely vertically integrated in our battery production processes. We believe that this vertical integration provides us with a distinct competitive advantage over most other companies who are attempting to manufacture lithium polymer batteries. We begin the production process by mixing dry powders and solvents together, carefully and in precise proportions to create a liquid slurry or mixture for the anode, the cathode and the separator material, the three major component parts of the battery. This slurry is then cast into films on one of our 150 foot long coating lines. These films are the raw materials that are later put together through the lamination, assembly and packaging processes to become the battery. Most other producers of lithium batteries purchase at least one of their films from outside suppliers who specialize in coating.

Our ability to produce our own films is critical in the following three aspects:

     o Quality control: We are able to carefully monitor and control all aspects of the films' makeup to ensure that films meet quality standards and specifications for performance. Many of the technical characteristics of the final battery are directly determined by the characteristics of the base film incorporated into the battery.

     o Design control: We can custom design batteries in terms of desired performance and physical characteristics through our manipulation of the physical and chemical properties of the films.

     o Technology control: Because we create our own films, we are the sole benefactors of the improvements that are developed in the film generation process. This enables us to avoid reliance on generic, outsourced materials from suppliers who might serve a number of manufacturers. This also allows us to keep our improvements proprietary and continue to increase the value of our portfolio of trade secrets.

After the film coating process is completed, we maintain total vertical integration through the lamination, cell assembly, extraction and packaging stages of production and have created proprietary processes in many of these areas. By keeping the entire battery production process in-house, without the necessity of third party raw material suppliers or manufacturers, we can develop, enhance and make improvements to our products with a reduced risk of trade secret disclosure or the divulging of other proprietary information to third party manufacturers or vendors. In addition, this ability to totally control the production process affords us the optimum capability in quality control and production monitoring to assure product performance and consistency to the end user.

RESEARCH AND PRODUCT DEVELOPMENT

We conduct research and development and pilot production at our Henderson, Nevada headquarters, and conduct additional basic materials research and development at our facility in Kirkland, Washington. We also develop our own proprietary materials at our Kirkland research facility.

Our research personnel consist of two groups: the battery research and development group and the battery engineering group. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our battery technology. Our areas of expertise include chemical engineering, process control, safety, and anode, cathode and electrolyte chemistry and physics, polymer chemistry and radiation chemistry, thin film technologies, coating technologies, and analytical chemistry and material science.

We intend to continuously improve our technology, and are currently focusing on improving the energy density of our products. We are working to bring these improved products to the point of production. We also are working with new materials to make further improvements to the performance of our products. Ongoing improvement in the performance of our batteries is necessary in order to maintain our competitive advantage.

The battery engineering group designs and adapts our products for eventual sale to customers, as well as working to integrate our batteries into customer requirements. Its current objectives are to provide prototypes to prospective customers and to improve current designs and manufacturing methods. The principal objectives of this group also include significantly improving battery design to increase energy densities and cycling capabilities.

COMPETITION

Competition in the battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are nickel cadmium, nickel metal hydride and liquid lithium ion batteries. We believe that our lithium polymer batteries will compete primarily in the high-end segments of the rechargeable battery market, on the basis of high energy density, thinness, weight and form factor.

The industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. Our primary competitors who have announced availability of either lithium ion or lithium polymer based rechargeable battery product include Electric Fuel Corp., Hitachi Maxell Ltd., Matsushita Battery Industrial Ltd. (Panasonic), SAFT America, Inc., Sanyo Electric Co. Ltd, Toshiba Corp., Ultralife Batteries Inc. and Varta AG. Other competitors who have announced the availability of products include Dooyoun Corp., Lithium Technology Corp., NEC-Moli Energy Corp., Polystor Corporation, Sony Corp. and Thomas & Betts Corp., through its wholly owned High Energy Technologies, Inc. subsidiary, and Saehan Inc.

The capabilities of many of these competing technologies have improved. Sony, in particular, has been consistently improving the energy density of its lithium ion battery over the last several years. Other competitors have also developed liquid ion battery technologies, which offer significant advantages in energy density and cycle life over other types of principal rechargeable battery technologies currently in use, and we expect this technology to be the technology most competitive with ours. In addition, a number of companies are undertaking research in other rechargeable battery technologies, including work on lithium polymer technology. Nevertheless, we are continually evolving our technology to meet these and other competitive threats.

We believe that we have important technological advantages over our competitors in terms of our ability to compete in the lithium polymer battery market. We make lithium polymer batteries using manganese as the cathode material. The majority of other battery competitors are developing lithium polymer using cobalt as the cathode material. We believe that certain technology advantages of lithium polymer using lithium manganese oxide over lithium cobalt oxide will allow us to compete in the lithium polymer market.

INTELLECTUAL PROPERTY

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

We license certain technology patents pertaining to lithium ion battery technology under a non-exclusive license with Telecordia Technologies (formerly Bellcore). We have paid, and are obligated to pay in the future, license and sublicense fees in both cash and our common stock and will pay royalties to the licensor commencing on the date of our first shipment to, or the first use by, a third party of a royalty-bearing product under this license agreement.

We rely on patent protection for certain designs and products. We hold approximately 218 United States patents, which have a range of expiration dates from 2003 through 2018 and have in excess of 160 patent applications pending in the United States. We are preparing additional patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

Patent applications in the United States are maintained in secrecy until the patents issue. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. We can also not be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than does the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that patent applications we file will result in patents being issued or that our patents and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If we are found to be infringing third party patents, we cannot be certain that we could obtain the necessary licenses for our products on reasonable terms, if at all.

In addition to potential patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we intend to protect our rights vigorously, we cannot be certain that these measures will be successful.

REGULATION

Before we commercially introduce our batteries into certain markets, we may be required to, or may decide to, obtain approval of our products from one or more of the organizations engaged in testing product safety. These approvals could require significant time and resources from our technical staff and, if redesign were necessary, could result in a delay in the introduction of our products in those markets.

The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulate the shipment of hazardous materials. Currently, lithium batteries, because they contain no metallic lithium, are not addressed in the DOT hazardous materials regulations. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium polymer batteries. In addition, it has adopted special size limitations for applying exemptions to these batteries. Under these two standards, our batteries currently fall well below the level necessary to achieve an exempt status. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, as a result of an incident this past summer involving another supplier of lithium ion batteries which mishandled batteries at Los Angeles International Airport, some DOT staff members recently have expressed the preliminary view that, while the equivalency standard should be adopted, the revised exemption limits should not be incorporated in the United States. While we fall under the equivalency levels and comply with all of its safety packaging requirements, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of our products in the United States.

The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operation of our Henderson, Nevada manufacturing facility and similar regulatory agencies have jurisdiction over our Mallusk, Northern Ireland manufacturing facilities. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations. In addition, we currently are regulated by the State Fire Marshall's office and local Fire Departments. Frequent audits or changes in their regulations may cause unforeseen delays and require significant time and resources from our technical staff.

The Clark County Air Pollution Control District has jurisdiction over our Henderson, Nevada facility and annual audits and changes in regulations could impact current permits affecting production or time constraints placed upon personnel.

Federal, state and local regulations impose various environmental controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Although we believe that our activities conform to current environmental regulations, any changes in these regulations may impose costly equipment or other requirements. Our failure to adequately control the discharge of hazardous wastes also may subject us to future liabilities.

Recent analysis of our battery by Nevada Environmental Laboratories using the criteria required by local landfills classified them as non-hazardous waste. Other States and countries may have other criteria for their landfill requirements, which could impact cost and handling issues for end product users.

THIRD PARTY RELATIONSHIPS

HANIL VALENCE CO., LTD.

Valence, through its Dutch subsidiary and Hanil Telecom Co., Ltd. signed an agreement to establish a joint venture company in Korea to manufacture, package and distribute rechargeable batteries for the Korean markets utilizing the Company's lithium polymer technologies. Hanil Telecom and Valence, through its Dutch subsidiary, each own 50% of Hanil Valence Co. All cash has been provided to the joint venture by Hanil Telecom. We supply Hanil Valence Co. with its proprietary laminates (film and laminate materials), from which Hanil Valence Co. will manufacture batteries. We continue to ship laminate material for the testing of production equipment and the manufacture of batteries to Hanil Valence Co. In addition, we supply technology, product and equipment designs and technical support for Hanil Valence Co. Currently, the Korean joint venture has installed a single manufacturing assembly line and is working to make it operational. We have no experience in manufacturing in Korea or selling into the Korean marketplace, and are dependent on our joint venture partner in these areas. In addition, the Korean marketplace has experienced turmoil in the last several years and such activity may adversely and materially affect Hanil Valence Co.

ALLIANT/VALENCE, L.L.C.

Valence and Alliant Techsystems Inc. have established a joint venture, Alliant/Valence, L.L.C., to market our battery technology and technology obtained under our Bellcore license and to develop and to manufacture batteries for U.S. and foreign military customers. Alliant Power Sources Company, an Alliant operating company, has ordered both laminate material and finished battery cells from Valence to be used in the construction of several different specialized batteries for military and aerospace applications. The order for finished batteries is for our Model 44 (4"x4") batteries. We have also purchased our FABAL machine from Alliant which is being installed in our Mallusk, Northern Ireland factory.

HUMAN RESOURCES

As of May 31, 2000, we had 59 full-time employees in the United States at our Henderson, Nevada headquarters and our Kirkland, Washington facility. We have 23 total employees in the areas of administration, legal, marketing, finance, management information systems, purchasing, quality control and shipping & receiving. We have 13 total employees in the areas of engineering, facilities maintenance and environmental health & safety. We have 23 total employees in the areas of research & development and product development; product development includes mixing, coating and assembly. In addition, as of May 31, 2000, our Dutch subsidiary had 183 permanent, full time employees and 120 temporary, full time employees located in Northern Ireland. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

Our corporate offices and principal laboratories are located in a 55,000 square foot facility that we own, located in Henderson, Nevada. We have a mortgage of $1,438,830 on the facility as of March 31, 2000, which bears interest at 10.4%. Our Dutch subsidiary owns a manufacturing facility in Mallusk, Northern Ireland, with approximately 80,000 square feet, and we are in the process of expanding this facility into an additional 75,000 square feet. The initial 50,000 square foot addition will allow us to expand our production capacity as new assembly equipment presently on order comes on line over the next 15 months. This added space will allow us to improve product flow necessary to facilitate planned increased production quantities. The additional 25,000 square feet under construction will allow us to have a dedicated coating line for our anode, cathode and separator. We have an option to purchase an adjacent facility of approximately 50,000 square feet under a lease purchase agreement. The lease purchase agreement provides for a two-year term that commenced on May 11, 1999. We have the option to purchase this property for the purchase price of $1,600,000, at any time until the termination of the lease. The rent for this property is $320,000 per annum. Additionally, we lease a 4,200 square foot facility in Kirkland, Washington, which we utilize for the purpose of advanced materials research. This lease expires in October 2001.

We believe that our existing facilities will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We recently reached a settlement in a lawsuit by a class of persons who purchased our common stock between May 7, 1992 and August 10, 1994, alleging that we violated federal securities laws and seeking unspecified compensatory and punitive damages, attorneys' fees and costs for claimed misleading statements between May 7, 1992 and August 10, 1994, including filings with the Commission with regard to the Company's business and future prospects. The complaint named us as a defendant as well as some of our present and former officers and directors, asserting that Valence and those individuals violated federal securities laws by misrepresenting and failing to disclose certain information about our business during the class period. On February 3, 2000 we entered into a settlement agreement, pursuant to which we delivered $1.3 million in cash to a settlement fund. In addition, we issued 950,000 shares of common stock to a wholly owned subsidiary, which pledged these shares to secure our obligations under the settlement agreement. On May 8, 2000, the court approved the parties' settlement agreement and entered an order formally dismissing the case. Under the terms of the settlement, the plaintiffs' settlement counsel, or their authorized agents, acting on behalf of the settlement class and subject to the supervision and direction of the court, will administer and calculate the claims submitted by the settlement class members and will oversee distribution of the balance of the settlement fund to the authorized claimants as of the effective date of the settlement. The settlement fund will be applied in the following order: (a) to pay counsel to the representative plaintiffs attorneys' fees the fee and expense award (as defined in the settlement and if and to the extent allowed by the court); (b) to pay all costs and expenses reasonably and actually incurred in connection with providing notice i.e. locating class members; (c) to pay the taxes and tax expenses as described in the settlement agreement; and (d) to distribute the balance of the settlement fund to authorized claimants as allowed by the terms of the settlement, the court or the Plan of Allocation (as defined in the settlement).

In September 1998, Klockner Bartelt/Medipak, Inc. d/b/a/ Klockner Medipak filed suit against the Company in the United States District Court for the Middle District of Florida (File No. 98-1844-Civ-7-24E) alleging breach of contract by the Company with respect to an agreement for the supply of battery manufacturing equipment, and claimed damages of approximately $2.5 million. On January 20, 1999, the Company filed a counterclaim against Klockner alleging breach of contract, breach of express warranty, breach of the implied warranty of merchantability, breach of the implied warranty of fitness for a particular purpose, and rescission and restitution and claimed compensatory damages to be determined at trial. On April 10, 2000, the court granted the parties' motion for a Stipulated Dismissal of Action With Prejudice pursuant to the parties' Settlement Agreement and Mutual General Release, and formally dismissed the case, without presumption or admission of any liability of wrongdoing.

In June 1998, we filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, we filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell Electric Manufacturing Company filed a first amended complaint again seeking damages of approximately $900,000. In April 2000, we prevailed on a motion for summary adjudication against Powell's claims for oral modification, promissory estoppel, and fraud. The matter is currently being tried in a jury trial. We intend to defend vigorously the claims against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2000, we held an annual meeting of our stockholders.

The following directors were elected at the meeting: Lev M. Dawson, Carl E. Berg, Bert C. Roberts, Jr. and Alan F. Shugart.

Stockholders voted to approve an amendment to our Certificate of Incorporation to increase authorized common stock from 50,000,000 to 100,000,000. There were 29,090,298 votes cast in favor of the amendment, 1,586,862 votes cast against the amendment, 36,370 abstentions and 49,125 broker non-votes.

Stockholders voted to approve the 2000 Stock Option Plan. There were 14,525,421 votes cast in favor of the Stock Option Plan, 1,779,203 votes cast against the Stock Option Plan, 145,364 abstentions and 14,243,542 broker non-votes.

Stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending March 31, 2000. There were 30,634,927 votes cast in favor of the ratification, 44,617 votes cast against the ratification and 33,986 abstentions.

         At the meeting, the votes cast in the election for directors were as follows:

            NOMINEE                   VOTES IN FAVOR          VOTES AGAINST

    Lev M. Dawson                          29,775,102               938,428
    Carl E. Berg                           29,772,952               940,578
    Bert C. Roberts, Jr.                   29,758,662               954,868
    Alan F. Shugart                        29,773,402               940,128

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol "VLNC" since May 7, 1992. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported on the Nasdaq National Market.

         FISCAL 1999:                                HIGH          LOW
         Quarter ended June 28, 1998                 6.06          4.56
         Quarter ended September 27, 1998            5.75          3.44
         Quarter ended December 27, 1998            10.88          4.13
         Quarter ended March 28, 1999                8.56          6.13
         FISCAL 2000:
         Quarter ended June 27, 1999                 8.44          6.50
         Quarter ended September 26, 1999            7.38          4.38
         Quarter ended December 26, 1999            21.06          4.53
         Quarter ended March 31, 2000               39.66         16.63

On May 31, 2000, the last reported sale price of our common shares on the Nasdaq National Market was $14.63 per share. On that date, we had 36,848,808 shares of common stock outstanding held of record by approximately 591 record holders.

ITEM 6.  SELECTED FINANCIAL DATA

This section presents selected historical financial data of Valence. You should read carefully the financial statements included in this Report, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements. We derived the statement of operations data for the years ended March 29, 1998, March 28, 1999 and March 31, 2000 and balance sheet data as of March 29, 1998, March 28, 1999 and March 31, 2000 from the audited financial statements in this Report. Those financial statements were audited by PricewaterhouseCoopers LLP, independent auditors. We derived the statement of operations data for the years ended March 31, 1996 and March 30, 1997 and the balance sheet data as of March 31, 1996 and March 30, 1997 from audited financial statements that are not included in this Report.

                                                FISCAL YEAR ENDED
                                   MARCH 31,      MARCH 30,      MARCH 29,      MARCH 28,     MARCH 31,
                                     1996           1997           1998           1999          2000
                                   ---------      ---------      ---------      ---------     ---------
                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS
DATA:
Revenue:
   Battery and laminate sales             --             --            --            --         1,518
                                   ---------       --------      --------       -------        ------
     Total revenue.................       --             --            --            --         1,518
Cost and expenses:                     8,047         10,825        15,432        22,171        28,510
   Marketing.......................      486            205           855           105           297
   General and administrative......    5,614          6,168         7,066         6,753         6,795
   Write-off of in-process
     technology ...................    6,064             --            --            --            --




    Factory start-up costs (1) ....       --             --            --            --         3,171
    Stockholder lawsuit(2).........       --             --            --            --        30,061
                                    ---------       --------      --------      --------      --------
     Total costs and expenses         20,211         17,198        23,353        29,029        68,834
     Operating loss................  (20,211)       (17,198)      (23,353)      (29,029)      (67,316)
Interest and other income..........    3,549          2,558         1,174         2,980           221
Interest expense...................     (931)          (814)         (528)         (643)       (1,841)
Equity in earnings (loss) of
     Joint Venture.................       --           (434)       (1,779)          268          (210)
                                    ---------       --------      --------      --------      --------
     Net loss......................  (17,593)       (15,888)      (24,486)      (26,424)      (69,146)
                                    =========       ========      ========      ========      ========
Beneficial conversion feature
     on preferred stock............       --             --            --        (2,865)         (560)
                                    =========       ========      ========      ========      ========
Net loss available to common
     stockholders.................. $(17,593)      $(15,888)     $(24,486)     $(29,289)     $(69,706)
                                    =========       ========      ========      ========      ========
Net loss per share available
   to common stockholders,
   basic and diluted............... $  (0.83)      $  (0.73)     $  (1.06)     $  (1.13)     $  (2.28)
                                    =========       ========      ========      ========      ========
Shares used in computing net
   loss per share available to
   common stockholders, basic
   and diluted(3)..................   21,261         21,684        23,010        25,871        30,523
                                    =========       ========      ========      ========      ========


                                         MARCH 31,     MARCH 30,   MARCH 29,     MARCH 28,   MARCH 31,
                                            1996         1997         1998         1999        2000
                                         ---------    ---------    ---------     ---------   ---------
                                             (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents.................$.24,569..  $ 27,832      $  8,400      $  2,454    $ 24,556
Investments.................................32,282..     9,556             -             -           -
Working capital.............................41,281..    26,105        (1,773)       (7,784)     16,007
Total assets................................70,247..    55,526        42,894        38,401      58,516
Long-term debt...............................6,169..     5,217         4,950         8,171      12,369
Accumulated deficit........................(87,638).   (103,526)    (128,012)     (154,436)   (223,582)
Total stockholders' equity..................53,010..    38,349        22,962         7,955      27,845
---------------------
 (1)(2) See Results of Operations discussion in Item 7 Below.
 (3) See Note 2 of Notes to Consolidated Financial Statements


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), ITS DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS
(A) TRENDS AFFECTING THE FINANCIAL CONDITION OR RESULTS OF OPERATIONS OF VALENCE, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTIBILITY OF OUR PRODUCTS, AND (C) THE BUSINESS AND GROWTH STRATEGIES OF VALENCE. THE STOCKHOLDERS OF VALENCE ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS". THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE COMMISSION. VALENCE UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

Valence was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since inception, we have been a development stage company primarily engaged in acquiring and developing our initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. Although we currently have three purchase orders of approximately $17 million, to date, other than immaterial revenues from limited sales of batteries and laminate, we have not received any significant revenues from the sale of products. We will no longer be classified as a development stage company in fiscal 2001. Substantially all revenues to date have been derived from a research and development contract with the Delphi Automotive Systems Group, or Delphi, formerly the Delco Remy Division, an operating group of the General Motors Corporation, which expired in May 1998. We have incurred cumulative losses of $223,582,000 from inception to March 31, 2000.

                              RESULTS OF OPERATIONS

     FISCAL YEARS ENDED MARCH 31, 2000 (FISCAL 2000), MARCH 28, 1999 (FISCAL
     1999) AND MARCH 29, 1998 (FISCAL 1998)

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses increased to $28.5 million for the fiscal year ended March 31, 2000 from $22.2 million for the fiscal year ended March 28, 1999, representing an increase of 28.4%. Research and product development expenses increased to $22.2 million for the fiscal year ended March 28, 1999 from $15.4 million for the fiscal year ended March 29, 1998, representing an increase of 44.2%. The increase in fiscal 2000 versus fiscal 1999 and fiscal 1999 versus fiscal 1998 reflects our increased efforts to commercialize our products, including increases in purchasing, machine design engineering, testing, and raw materials for debugging equipment.

MARKETING. Marketing expenses increased to $297,000 for the fiscal year ended March 31, 2000 from $105,000 for the fiscal year ended March 28, 1999, representing an increase of 182.9%. Marketing expenses decreased to $105,000 for the fiscal year ended March 28, 1999 from $855,000 for the fiscal year ended March 29, 1998, representing a decrease of 87.7%. The increase in fiscal 2000 compared to fiscal 1999 was the result of higher travel expenses, the utilization of consultant services, and increased payroll. The decrease in expenditures in fiscal 1999 compared to fiscal 1998 was the result of severance payments made to two highly compensated former employees during fiscal 1998. No further severance expense was required in 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses remained at $6.8 million for the fiscal year ended March 31, 2000 as compared to $6.8 million for the fiscal year ended March 28, 1999. General and administrative expenses decreased to $6.8 million for the fiscal year ended March 28, 1999, from $7.1 million for the fiscal year March 29, 1998, representing a decrease of 4.2%. The fiscal 1999 decrease was due to the reduction of payroll, partially offset by compensation expenses of $362,000 related to the term extensions of certain vested stock options.

FACTORY START-UP COSTS. During the fourth quarter of fiscal 2000, the Company started shipping commercial quality grade batteries under an existing purchase order. The cost of raw materials used to bring the machinery up to production quality, along with related consumables and direct labor, were separated as factory start-up costs in the amount of $3.2 million.

STOCKHOLDER LAWSUIT SETTLEMENT. As announced on February 10, 2000, a settlement was reached in the securities class-action lawsuit that had been pending against the Company. The court-approved settlement dismissed all claims against the Company and all other defendants without presumption or admission of any liability or wrong-doing. Under the terms of the settlement, a payment of $1.3 million in cash was made, and the Company issued 950,000 shares of common stock, to the class fund. The Company took an accounting charge during the fourth quarter of fiscal 2000 of $30.1 million or ($0.83) per share for the impact of this settlement.

INTEREST AND OTHER INCOME. Interest and other income decreased to $221,000 for the fiscal year ended March 31, 2000, from $3.0 million for the fiscal year ended March 28, 1999, representing a decrease of 92.6%. Interest and other income increased to $3.0 million for the fiscal year ended March 28, 1999, from $1.2 million for the fiscal year ended March 29, 1998, representing an increase of 150%. The decrease in fiscal 2000 from fiscal 1999 resulted primarily from the fiscal 1999 receipt of the final payment from Delphi. The increase in fiscal 1999 over fiscal 1998 was due primarily to the final payment from Delphi offset by decreased investment income.

INTEREST EXPENSE. Interest expense increased to $1.8 million for the fiscal year ended March 31, 2000, from $643,000 for the fiscal year ended March 28, 1999, representing an increase of 179.9%. Interest expense increased to $643,000 for the fiscal year ended March 28, 1999, from $528,000 for the fiscal year ended March 29, 1998, representing an increase of 21.8%. The increase in fiscal 2000 was the result of additional long-term debt acquired during the fiscal year, as was the increase in fiscal 1999.

EQUITY IN EARNINGS(LOSS) OF JOINT VENTURE. Equity in earnings (loss) of joint venture decreased to $(210,000) for the fiscal year ended March 31, 2000 from $268,000 for the fiscal year ended March 28, 1999, representing a decrease of 178.4%. Equity in earnings (loss) of joint venture increased to $268,000 for the fiscal year ended March 28, 1999, from ($1.78 million) for the fiscal year ended March 29, 1998. The losses in fiscal 2000 were primarily the result of unfavorable exchanges in foreign currency. The earnings in fiscal 1999 were primarily the result of favorable exchanges in foreign currency and the losses in fiscal 1998 were the result of start up costs for the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $28,560,000 net cash for operating activities during fiscal 2000, whereas it used $22,395,000 during fiscal 1999 and $16,650,000 during fiscal 1998. These respective increases of 27.5% and 34.5% resulted from losses incurred with efforts to commercialize the Company's products.

Net cash used in investing activities decreased to $6.5 million for the fiscal year ended March 31, 2000 from $9.6 million for the fiscal year ended March 28, 1999, representing an decrease of 32.3%. Net cash used in investing activities increased to $9.6 million for the fiscal year ended March 28, 1999 from $6.7 million for the fiscal year ended March 29, 1998, representing an increase of 43.3%. The usage in fiscal 2000 and fiscal 1999 was solely the result of continuing capital equipment expenditures.

The Company provided $57.2 million of net cash from financing activities during fiscal 2000 as compared to $26.1 million during fiscal 1999, an increase of $31.1 million. The Company provided $26.1 million of net cash from financing activities during fiscal 1999 as compared to $5.1 million in fiscal 1998, an increase of $21.0 million. The increase in fiscal 2000 resulted from proceeds from the issuance of common stock. The increase in fiscal 1999 resulted from the issuance of preferred and common stock, and loans from a principal stockholder.

As a result of the above, the Company had a net increase in cash and cash equivalents of $22.1 million during fiscal 2000 versus decreases of $5.9 million and $19.4 million during fiscal 1999 and fiscal 1998, respectively.

During fiscal year 1994, Valence, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board, or IDB, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. Valence also received offers from the IDB to receive additional grants. The grants available under the agreement and offers for an aggregate of up to (pound)25.6 million, generally become available over a five-year period through October 31, 2001. As of March 31, 2000, we had received grants aggregating (pound)4.1 million, reducing remaining grants available to (pound)21.5 million ($37.9 million as of March 31, 2000).

As a condition to receiving funding from the IDB, our Dutch subsidiary must maintain a minimum of (pound)12.0 million in debt or equity financing from Valence. Aggregate funding under the grants was limited to (pound)4,080,000 until we had recognized $4.0 million in aggregate revenue from the sale of our batteries produced in Northern Ireland. An amendment to the agreement with the IDB permits Valence to receive (pound)500,000 (approximately $808,000) after achieving sales of batteries manufactured by the Northern Ireland operation of at least $1.5 million. An additional (pound)500,000 is available when the total related sales reach $2.5 million.

The amount of the grants available under the agreement and offers depends primarily on the level of capital expenditures that we make. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two year period immediately after the end of the five year grant period. We have guaranteed the Dutch subsidiary's obligations to the IDB under the agreement.

We cannot be certain that we will be able to meet the requirements necessary for us to receive and retain grants under the IDB agreement and offers.

The major components of construction in progress with their estimated costs and start dates are as follows: extraction, packaging, and conditioning equipment, $3.4 million, August 1993; assembly equipment, $8.8 million, March 1994; mixing, coating, etching, laminating and slitting equipment, $2.7 million, March 1997; and factory improvements and miscellaneous equipment, $629,000, June 1997. The estimated completion date for these major categories of construction in progress is July 2001. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

During October 1999, Castle Creek Investments, LDC elected to convert all 7,500 shares of their Series A Convertible Participating Preferred Stock. These 7,500 shares of Series A stock, including the accreted redemption value through the date of conversion, converted to 1.3 million shares of our common stock.

In October 1999, we obtained a loan in the amount of $1.5 million from a major stockholder. The loan is in the form of a demand note such that the holder can request payment after January 31, 2000 or convert the loan and accrued interest to common stock. The conversion rate is $5.05 per share, which equals the ten-day average closing sale price prior to the loan date. The interest rate is 9% per annum.

In October, November and December 1999, we sold an aggregate of 3.4 million shares of our common stock to institutional investors, raising aggregate net proceeds of approximately $38.5 million. We estimate that the total expenses incurred in connection with the sale of shares in October, November and December, including finders' fees and legal and accounting fees, were approximately $1.8 million.

On November 3, 1999, Castle Creek elected to convert 1,000 shares of their Series B Convertible Participating Preferred Stock. These 1,000 shares of Series B stock, including the accreted redemption value through the date of conversion, converted to 225,845 shares of our common stock.

During June 2000 the Company entered into separate private placement funding arrangements with Acqua Wellington Value Fund Ltd.("Acqua Wellington"), an institutional investor, and Carl E. Berg ("Mr. Berg"), a principal stockholder and director of the Company, for an equity investment commitment totaling $25 million. Acqua Wellington funded $12.5 million on June 29th by the purchase of 846,665 shares of common stock and a warrant to purchase 169,333 shares, exercisable at $18.45 per share. The remaining $12.5 million is in the form of a binding commitment from Mr. Berg for funding through the fiscal year end. The draw down of this Berg commitment is at the Company's option. The shares to be issued under these commitments will be restricted shares. Only the institutional investor has registration rights on its shares. The Company has agreed to file a registration statement with respect to the Acqua Wellington shares, to be effective within 120 days of closing.

Since inception, we have experienced significant losses and negative cash flow from operations. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs through fiscal 2001. If in the future we do not have sufficient cash to finance our operations, we may be required to obtain additional debt or equity financing. We cannot be certain that we will be able to obtain additional financing on acceptable terms or at all.

YEAR 2000

To date, we have not experienced any material failures of any of our systems related to the failure of Year 2000 compliance. In addition, to date, we have not been made aware of any Year 2000 compliance failures involving our customers and suppliers. To date, we have spent an immaterial amount on the compliance program, and we do not expect to incur any material additional amounts. The costs discussed above do not include our internal costs, including the payroll costs for those persons working on our Year 2000 compliance project, which costs we do not track.

                                  RISK FACTORS


CAUTIONARY STATEMENTS AND RISK FACTORS

         Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this Report, you should carefully consider the following cautionary statements and risk factors.

                          RISKS RELATED TO OUR BUSINESS

WE ARE IN THE EARLY STAGES OF MANUFACTURING, AND OUR FAILURE TO DEVELOP THE ABILITY TO EFFICIENTLY MANUFACTURE BATTERIES IN COMMERCIAL QUANTITIES WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.
To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. Until recently, our batteries only had been manufactured on our pilot manufacturing line, which is able to produce prototype batteries in quantities sufficient to enable customer sampling and testing and product development. Our manufacturing facilities will require additional development to enable us to produce batteries cost-effectively, according to customer specifications and on a commercial scale. To facilitate commercialization of our products, we will need to reduce our manufacturing costs. This includes being able to substantially raise and maintain battery yields of commercial quality in a cost-effective manner. Failure to achieve substantially increased yields of our batteries and to reduce unit-manufacturing costs will preclude us from offering our batteries at a competitive price to the market, which would impair our ability to attract current and future customers.

We are currently in the early stages of transitioning production to an automated production line that will work with our newest battery technology in our manufacturing facility in Mallusk, Northern Ireland. We have begun to manufacture batteries on a commercial scale to fulfill our first significant purchase orders. The redesign and modification of the Mallusk manufacturing facility, including its customized manufacturing equipment, will continue to require substantial engineering work and capital expenses and is subject to significant risks, including risks of cost overruns and significant delays. In addition, in order to scale up the manufacturing capacity, we will need to begin qualification of additional automated production lines. In automating, redesigning and modifying the manufacturing processes, we have been, and will continue to depend on, several developers of automated production lines, all of whom have limited experience in producing equipment for the manufacture of batteries. A failure to successfully develop and implement a large scale manufacturing facility capable of cost-effectively producing commercial quantities of batteries and according to customer specifications would harm our ability to serve the needs of our customers and threaten our future sales and profits.

As part of our manufacturing ramp-up, we will need to hire and train a substantial number of new manufacturing workers. The availability of skilled and unskilled workers in Northern Ireland, the site of our manufacturing facility, is limited due to a relatively low unemployment rate. As a result, we face the risk that we may not:

     o successfully hire and train the new manufacturing workers necessary for the ramp-up of our Mallusk, Northern Ireland manufacturing facility;

     o    successfully develop improved processes;

     o    design required production equipment;

     o enter into acceptable contracts for the fabrication of required production equipment;

     o    obtain timely delivery of required production equipment;

     o    implement multiple production lines; or

     o    successfully operate the Mallusk facility.

Our failure to successfully automate our production on a timely basis, if at all, could damage our reputation, relationships with future and existing customers, cause us to lose business and potentially prevent us from establishing the commercial viability of our products.

IF WE CONTINUE TO EXPERIENCE DELAYS IN QUALIFYING OUR MANUFACTURING FACILITIES, THIS COULD SIGNIFICANTLY DELAY OUR BRINGING COMMERCIAL QUANTITIES OF PRODUCT TO MARKET AND INTERFERE WITH OUR ABILITY TO GENERATE THE REVENUE AND CASH THAT WE NEED TO SUSTAIN OUR BUSINESS.

We may be unable to meet our schedules regarding delivery, installation, de-bugging and qualification of our Northern Ireland facility production equipment, and face the prospect of further delays or problems related to facility qualification because:

     o most of the production equipment is being specifically manufactured for us; thus, delays may occur since the design and delivery of this equipment is not within our control;

     o through our laboratory scale prototype work, we are modifying and bringing many of the manufacturing processes that we are implementing in this production equipment up to date for the first time and may need to refine these processes, which could cause delays;

     o even if we are able to refine our process, we may not be able to produce the amount of qualification samples required by our customers; and

     o our customers generally require an extensive qualification period once they receive their first commercial product off a production line.

Any qualification-related delays or problems would impair our ability to bring our batteries to market and would harm our business by adversely affecting revenue growth and our cash position. Any extended delays in bringing our products to market could harm our competitive position and harm our economic growth.

OUR LIMITED ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES MAY PREVENT US FROM FULFILLING EXISTING ORDERS WHICH MAY HARM OUR BUSINESS.

We currently have three outstanding unfilled purchase orders for our batteries and are actively soliciting additional purchase orders. We presently have limited quantities of batteries available for sale and do not currently have the necessary equipment in operation to manufacture a commercially adequate volume of products. In 1993, we were ultimately unable to fulfill a purchase order for batteries which incorporated a previous technology due to our inability to produce our batteries on a commercial scale. If we cannot rapidly increase our production capabilities to make sufficient quantities of commercially acceptable batteries, we may not be able to fulfill existing purchase orders in a timely manner, if at all. In addition, we may not be able to procure additional purchase orders, which could cause us to lose existing and future customers, purchase orders, revenue and profits.

WE MAY HAVE A NEED FOR ADDITONAL CAPITAL

We may have a need for additional capital. At March 31, 2000, we had cash and cash equivalents of $24,556,000. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from other sources, we may need to raise additional funding through debt or equity financing through fiscal 2001 to complete funding of planned capital expansion, research and product development, marketing and general and administrative expenses and to pursue joint venture and other business opportunities. Our cash requirements, however may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer (OEM) relationships or market conditions. There can be no assurance that additional funds for these purposes, whether from equity or debt financing agreements, will available on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse effect on our operations and financial condition.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $223,582,000 as of March 31, 2000. We have working capital of $16 million as of March 31, 2000, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2001, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

IF OUR BATTERIES FAIL TO PERFORM AS EXPECTED, WE COULD LOSE EXISTING AND FUTURE BUSINESS, AND OUR LONG-TERM ABILITY TO MARKET AND SELL OUR BATTERIES COULD BE HARMED.

If we manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. Even if the defect were corrected, this performance failure might have the long-term effect of harming our ability to market and sell our batteries.

BECAUSE WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED IF WE WERE TO LOSE THE BUSINESS OF ANY ONE OF THESE CUSTOMERS.

To date, our three existing purchase orders in commercial quantities are from two customers. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers, and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that any of the following events could occur:

o    reduction, delay or cancellation of orders from a customer;

o    development by a customer of other sources of supply;

o selection by a customer of devices manufactured by one of our competitors for inclusion in future product generations;

o    loss of a customer or a disruption in our sales and distribution channels;
     and

o    failure of a customer to make timely payment of our invoices.

If we were to lose one or more customers, or if we were to lose revenues due to a customer's inability or refusal to continue to purchase our batteries, our business, results of operations and financial condition could be harmed.

WE ARE INVOLVED IN A LAWSUIT THAT COULD RESULT IN PAYMENTS OF DAMAGE AWARDS OR SETTLEMENTS THAT COULD HAVE AN ADVERSE EFFECT ON OUR CASH RESOURCES AND OUR FINANCIAL CONDITION.

We are currently involved in a lawsuit involving a contract claim that we instituted against several parties. One defendant has filed a counterclaim against Valence and third parties claiming damages of approximately $900,000, based on a theory of breach of contract. In April 2000, we prevailed on a motion for summary adjudication against one of the defendant's claims for oral modification, promissory estoppel, and fraud. The remaining issues currently are being tried in a jury trial. Although we intend to defend vigorously the claims against us, if the lawsuit is resolved unfavorably to us or if we choose to settle the lawsuit, we may be required to pay substantial monetary damages, which would adversely affect our cash flows, and have an adverse effect on our financial condition and results of operations.

WE MUST CONTINUE TO EXPAND OUR EMPLOYEE BASE AND OPERATIONS IN ORDER TO DISTRIBUTE OUR PRODUCTS COMMERCIALLY, WHICH MAY STRAIN OUR MANAGEMENT AND RESOURCES AND COULD HARM OUR BUSINESS.

During 1999, we grew rapidly, expanding our manufacturing capacity significantly. We have grown from 184 employees at March 1999 to 362 employees as of May 2000. We plan to expand our manufacturing capability in the next six months by adding more equipment. We plan to expand our sales and marketing organizations in addition to increasing the number of manufacturing employees and adding to our operating team. To implement our growth strategy successfully, we will have to increase our staff, including personnel in sales and marketing, engineering, development and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. Failure in any of these areas could impair our ability to execute our plans for growth and adversely affect our future profitability.

COMPETITION FOR PERSONNEL, IN PARTICULAR FOR PRODUCT DEVELOPMENT AND PRODUCT IMPLEMENTATION PERSONNEL, IS INTENSE, AND WE MAY HAVE DIFFICULTY ATTRACTING THE PERSONNEL NECESSARY TO EFFECTIVELY OPERATE OUR BUSINESS.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial and marketing personnel who are familiar with and experienced in the battery industry, as well as skilled personnel to operate our facility in Northern Ireland. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. We compete in the market for personnel against numerous companies, including larger, more established competitors with significantly greater financial resources than us. We have experienced difficulty in recruiting qualified personnel in the past, and we cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future.

BECAUSE OUR BATTERIES ARE PRIMARILY SOLD TO BE INCORPORATED INTO OTHER PRODUCTS, WE RELY ON ORIGINAL EQUIPMENT MANUFACTURERS AND BATTERY PACK ASSEMBLERS TO COMMERCIALIZE OUR PRODUCTS. WE MAY NOT OBTAIN ADEQUATE ASSISTANCE FROM THESE THIRD PARTIES TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

We rely heavily on assistance in gaining market acceptance for our products from original equipment manufacturers, or OEMs, (manufacturers who produce complex equipment from components usually bought from other manufacturers) and battery pack assemblers who incorporate our batteries into products that they later sell to commercial manufacturers or the public. We will therefore need to meet these companies' requirements by developing and introducing on a timely basis, new products and enhanced, or modified, versions of our existing products. OEMs and battery pack assemblers often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the OEMs or battery pack assemblers for purposes of determining the battery requirements for each specific application. If we are unable to design, develop and introduce products that meet original equipment manufacturers' and battery pack assemblers' requirements, we may not be able to fulfill our obligations under existing purchase orders, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

WE DEPEND ON A SOLE SOURCE SUPPLIER FOR OUR ANODE RAW MATERIALS, AND UTILIZE A LIMITED NUMBER OF SUPPLIERS FOR OTHER KEY RAW MATERIALS THAT WE USE IN DEVELOPING AND MANUFACTURING OUR BATTERIES. IF WE CANNOT OBTAIN NECESSARY RAW MATERIALS, OUR PRODUCTION OF BATTERIES WILL BE DELAYED.

We depend on a sole source supplier for our anode, or negative electrode, raw material. In addition, we utilize a limited number of suppliers for other key raw materials used in manufacturing and developing our batteries. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, we face the following risks relating to our supply of raw materials necessary for operating our business:

     o our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost; and

     o we have in the past experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers, and if in the future we are unable to obtain high quality raw materials in sufficient quantities and on a timely basis, our production of batteries may be delayed.

Any loss, delay or failure in obtaining key raw materials could impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

IF OUR BATTERIES OR OUR CUSTOMERS' APPLICATIONS THAT INCORPORATE OUR BATTERIES DO NOT ACHIEVE LASTING MARKET ACCEPTANCE, WE MAY LOSE POTENTIAL CUSTOMERS.

To achieve market acceptance, our batteries must offer significant performance or other measurable advantages at a cost-effective rate as compared to other current and potential alternative battery technologies in a broad range of applications. Our batteries may not be able to achieve or sustain these advantages. Even if our batteries provide meaningful price or performance advantages, there is a risk our batteries may not be able to achieve or maintain market acceptance in any potential market application. The success of our products also will depend upon the level of market acceptance of OEMs and other customers' end products that incorporate our batteries, a circumstance over which we have little or no control. Our ability to realize these performance advantages and our failure to achieve significant market acceptance with our products could hurt our ability to attract customers in the future.

WE HAVE FOUR KEY EXECUTIVES. THE LOSS OF A SINGLE EXECUTIVE OR THE FAILURE TO HIRE AND INTEGRATE CAPABLE NEW EXECUTIVES COULD HARM OUR BUSINESS.

Our success is highly dependent upon the active participation of four key executives. We do not have written employment contracts or key man life insurance policies with respect to any of these key members of management. Without qualified executives, we face the risk that we will not be able to effectively run our business on a day-to-day basis or execute our long-term business plan.

IF WE CANNOT PROTECT OR ENFORCE OUR EXISTING INTELLECTUAL PROPERTY RIGHTS OR IF OUR PENDING PATENT APPLICATIONS DO NOT RESULT IN ISSUED PATENTS, WE MAY LOSE THE ADVANTAGES OF OUR RESEARCH AND MANUFACTURING SYSTEMS.

Our ability to compete successfully will depend on whether we can protect our existing proprietary technology and manufacturing processes. We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. These measures may not be adequate to safeguard the proprietary technology underlying our batteries. Employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies in the event of their breaches. In addition, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. Moreover, we may not be able to effectively protect our intellectual property rights outside of the United States.

We have established a program for intellectual property documentation and protection in order to safeguard our technology base. We intend to vigorously pursue enforcement and defense of our patents and our other proprietary rights. We could incur significant expenses in preserving our proprietary rights, and these costs could harm our financial condition.

We are also attempting to expand our intellectual property rights through our applications for new patents. Patent applications in the United States are maintained in secrecy until the patents that are applied for are ultimately issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. Therefore, our pending patent applications may not result in issued patents and our issued patents may not afford protection against a competitor. Our failure to protect our existing proprietary technologies or to develop new proprietary technologies may substantially impair our financial condition and results of operations.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US COULD BE TIME CONSUMING AND EXPENSIVE TO DEFEND.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we currently are not engaged in any intellectual property litigation or proceedings, we may become involved in these proceedings in the future. In the future we may be subject to claims or inquiries regarding our alleged unauthorized use of a third party's intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

o stop selling, incorporating or using our product that use the challenged intellectual property;

o        pay significant damages to third parties;

o obtain from the owners of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

o redesign those products or manufacturing processes that use the infringed technology, which may be economically or technologically infeasible.

Whether or not an intellectual property litigation claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could be expensive and harm our business.

OUR BATTERIES CONTAIN POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

In the event of a short circuit or other physical damage to a battery, a reaction may result with excess heat or a gas being generated and released. If the heat or gas is not properly released, the battery may be flammable or potentially explosive. Our batteries that were based on an earlier technology, have, in the past, smoked, caught fire and vented gas. If we are unsuccessful in our efforts to reduce these risks in our current design, we could be exposed to product liability litigation. In addition, our batteries incorporate potentially dangerous materials, including lithium. It is possible that these materials may require special handling or that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Other battery manufacturers using technology similar to ours include special safety circuitry within the battery to prevent such a dangerous condition. We expect that our customers will have to use a similar type of circuitry in connection with their use of our products.

WE ARE ENGAGED IN ONGOING SAFETY TESTING OF OUR BATTERIES TO MEET CUSTOMER REQUIREMENTS AND MAY NOT BE ABLE TO INCREASE COMMERCIAL SALES OF OUR BATTERIES IF OUR PRODUCTS ARE NOT SUCCESSFUL IN THESE TESTS.

We have conducted safety testing of our batteries and have submitted batteries to Underwriters Laboratories for certification, which is required by a number of OEMs prior to placing a purchase order with us. Underwriters Laboratories has granted a preliminary acceptance of an earlier generation of our batteries, pending a manufacturing site audit. Those batteries, while similar to the batteries we are selling today, are not of the current design and composition. Our current batteries must be submitted for Underwriters Laboratories' approval, and Underwriters Laboratories has not yet begun a scheduled audit of our Northern Ireland manufacturing facility.

As part of our safety testing program, prototype batteries of various sizes, designs and chemical formulations are subject to abuse testing, in which the battery is subjected to conditions outside expected normal operating conditions. Each new battery design will continue to require new safety testing. In addition, safety problems may develop with respect to our current and future battery technology that could prevent or delay commercial introduction of our products.

ACCIDENTS AT OUR FACILITIES COULD DELAY PRODUCTION AND ADVERSELY AFFECT OUR OPERATIONS.

An accident in our facilities could occur. Any accident, whether due to the production of our batteries or otherwise resulting from our facilities' operations, could result in significant manufacturing delays or claims for damages resulting from personal or property injuries, which would adversely affect our operations and financial condition.

WE DEPEND UPON THE CONTINUED OPERATION OF A SINGLE MANUFACTURING FACILITY. OPERATIONAL PROBLEMS AT THIS FACILITY COULD HARM OUR BUSINESS.

Our revenues are dependent upon the continued operation of our manufacturing facility in Northern Ireland. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, we have obtained permits to conduct our business as currently operated at the facility. There can be no assurance that these permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that we would be able to obtain similar permits to operate at another location. There can be no assurance that the occurrence of these or any other operational problems at our Northern Ireland facility would not harm our business.

WE DO NOT FULLY CONTROL THE OPERATION OF OUR JOINT VENTURES' OPERATIONS, STRATEGIES AND FINANCIAL DECISIONS, AND WE CANNOT ASSURE YOU THAT OUR PRODUCTS WILL BE MARKETED SUCCESSFULLY THROUGH THESE VENTURES.

At the present time, we have investment interests in two operating joint ventures. We established a joint venture company in Korea, Hanil Valence Co., Ltd., to manufacture, package and distribute advanced rechargeable solid polymer batteries. We supply Hanil Valence Co. with its proprietary laminates (film and laminate materials), from which Hanil Valence Co. will manufacture batteries for the Korean market. In addition, we will supply technology, initial equipment and product designs and technical support for the Hanil Valence Co. joint venture out of our Northern Ireland facility. We cannot be certain that the Hanil Valence Co. joint venture will be profitable, and if this joint venture does not remain in business, we would need to find other business partners and/or contract with third parties for purposes of manufacturing, selling and distributing rechargeable batteries in the Korean market.

We also established a joint venture company, Alliant/Valence, L.L.C., to market our battery technology and technology obtained under our non-exclusive license with Telecordia Technologies (formerly Bellcore) and to develop and to manufacture batteries for our U.S. military customers, as well as for foreign military sales activities. In connection with this joint venture, Alliant Power Sources Company, an Alliant operating company, has ordered both battery component material and finished battery cells from Valence to be used in the construction of several different specialized batteries for military and aerospace applications.

We do not control or manage either of these joint ventures. Consequently, we must rely on the management skills of our venture partners to successfully operate these ventures. Our joint venture partners may have economic, businesses or legal interests or goals that conflict with ours. In addition, we may have significant disagreements with our venture partners regarding strategic or operational issues that could have material adverse effect on the ventures' business or financial conditions. We may be required to fulfill the obligations of our joint venture partners if they are unable to meet their obligations.

We also depend to a significant degree on local partners in our joint ventures to provide us with regulatory and marketing expertise and familiarity with the local business environment. Any disruption in our relationship with these parties could make it more difficult to market our products in the geographic regions or to the customers to which the joint venture relates. Unsuccessful ventures could also significantly damage our reputation, making it more difficult to obtain purchase orders for our batteries.

WE DO NOT HAVE A COLLABORATIVE PARTNER TO ASSIST US IN DEVELOPMENT OF OUR BATTERIES, WHICH MAY LIMIT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

The use of alliances for our development, product design, volume purchase and manufacturing and marketing expertise could reduce the need for development and use of internal resources. We have received substantially all our revenues to date from a research and development agreement for joint development in the automotive market with Delphi Automotive Systems Group, which we completed in May 1998. Although we have held discussions with OEMs in the portable consumer electronics and telecommunications markets about possible strategic relationships as a means to accelerate introduction of our batteries into these markets, we may choose not to, or may not be able to, enter into any such alliances. Further, even if we could collaborate with a desirable partner, the partnership may not be successful. The success of any strategic alliance that we may enter into depends on, among other things, the general business condition of the partner, its commitment to the strategic alliance and the skills and experience of its employees. Without a collaborative partner to assist us in development of our batteries, our ability to develop and commercialize our products may be limited.

WE EXPECT TO SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO CUSTOMERS LOCATED OUTSIDE THE UNITED STATES. FOREIGN GOVERNMENT REGULATIONS, CURRENCY FLUCTUATIONS AND INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS UNAFFORDABLE IN FOREIGN MARKETS, WHICH WOULD REDUCE OUR FUTURE PROFITABILITY.

The largest of our initial product orders is with an international customer. We expect that international sales will represent an increasingly significant portion of our product sales. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

     o changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries or the transport of lithium, which may reduce or eliminate our ability to sell in certain markets;

     o foreign governments may impose tariffs, quotas and taxes on our batteries;

     o requirements or preferences of foreign nations for domestic products could reduce demand for our batteries;

     o fluctuations in currency exchange rates relative to the U.S. dollar could make our batteries unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

     o longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the future profitability of foreign sales;

     o import and export licensing requirements in Northern Ireland or Korea may reduce or eliminate our ability to sell in certain markets; and

     o political and economic instability in Northern Ireland or Korea may reduce the demand for our batteries or our ability to market our batteries in foreign countries.

These risks may increase our costs of doing business internationally and reduce our sales or future profitability.

POLITICAL INSTABILITY IN NORTHERN IRELAND COULD INTERRUPT MANUFACTURING OF OUR BATTERIES AT OUR NORTHERN IRELAND FACILITY AND CAUSE US TO LOSE SALES AND MARKETING OPPORTUNITIES.

Northern Ireland has experienced significant social and political unrest in the past and we cannot assure you that these instabilities will not continue in the future. Any political instability in Northern Ireland could temporarily or permanently interrupt our manufacturing of batteries at our facility in Mallusk, Northern Ireland. Any delays could also cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

THERE HAS BEEN, AND CONTINUES TO BE, A RAPID EVOLUTION OF BATTERY TECHNOLOGIES. IF COMPETING TECHNOLOGIES THAT OUTPERFORM OUR BATTERIES WERE DEVELOPED AND SUCCESSFULLY INTRODUCED, THEN OUR PRODUCTS MIGHT NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR TARGETED MARKET SEGMENTS.

The battery industry has experienced, and is expected to continue to experience, rapid technological change. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Various companies are seeking to enhance traditional battery technologies, such as lead acid and nickel cadmium. Other companies have recently introduced or are developing batteries based on nickel metal hydride, liquid lithium ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or be superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced and, as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

OUR PRINCIPAL COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO AND THEY MAY THEREFORE DEVELOP BATTERIES SIMILAR OR SUPERIOR TO OURS OR OTHERWISE COMPETE MORE SUCCESSFULLY THAN WE DO.

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of liquid lithium ion, competing polymer and, in some cases, nickel metal hydride batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba and SAFT America, Inc. All of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, which include laptops, cellular telephones and personal digital assistant products, on the basis of performance, size and shape, cost and ease of recycling. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

LAWS REGULATING THE MANUFACTURE OR TRANSPORT OF BATTERIES MAY BE ENACTED WHICH COULD RESULT IN A DELAY IN THE PRODUCTION OF OUR BATTERIES OR THE IMPOSITION OF ADDITIONAL COSTS THAT WOULD HARM OUR ABILITY TO BE PROFITABLE.

At the present time, international, federal, state or local law does not directly regulate the storage, use and disposal of the component parts of our batteries or the transport of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries as well as regulations governing the transport of our batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of May 31, 2000, our officers, directors, and their affiliates as a group beneficially owned approximately 21.1% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

     o vote for the election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or

     o oppose or support significant corporate transactions when these transactions further their interests as incumbent officers or directors, even if these interests diverge from their interests as shareholders per se and thus from the interests of other shareholders.

SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE TAKEOVER ATTEMPTS DIFFICULT, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND LIMIT THE PRICE POTENTIAL ACQUIRERS MAY BE WILLING TO PAY FOR YOUR SHARES.

Our board of directors has the authority, without any action by the stockholders, to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to those of our common stock. The rights of the holders of our capital stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may decrease the market price, and infringe upon the voting and other rights of the holders, of our common stock.

CONVERSION OF PREFERRED STOCK AND SALES OF COMMON STOCK BY CC INVESTMENTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR STOCK.

If CC Investments LDC ("CC Investments") were to exercise all of the warrants it holds and convert all of the shares of preferred stock it owns, as of June 18, 2000, it would then own approximately 1,080,479 shares of our common stock. This amount includes 632,718 shares of our common stock that CC Investments would acquire upon their conversion of the shares of Series B Preferred Stock it currently holds. Our Series B Preferred Stock has a variable conversion rate and is convertible into a larger amount of shares when our common stock trades at a price below $6.03 in six out of ten consecutive trading days. In addition, the number of shares into which the preferred stock converts increases at 6% per year. If CC Investments exercises additional warrants or converts its preferred stock into shares of our common stock and sells the shares into the market, these sales could depress the market price of our common stock and would dilute your holdings in our common stock. Additionally, dilution or the potential for dilution could harm our ability to raise capital through the future sale of equity securities.

OUR STOCK PRICE IS VOLATILE.

The market price of the shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

     o    fluctuation in our operating results;

     o announcements of technological innovations or new commercial products by us or our competitors;

     o    failure to achieve operating results projected by securities analysts;

     o    governmental regulation;

     o developments in our patent or other proprietary rights or our competitors' developments;

     o    our relationships with current or future collaborative partners; and

     o    other factors and events beyond our control.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

As a result of this potential stock price volatility, investors may be unable to resell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the subject of securities class action litigation, this could result in substantial costs, a diversion of our management's attention and resources and harm to our business and financial condition.

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of the filing date of this Report, we had outstanding 37,479,808 shares of common stock, based upon shares outstanding as of May 31, 2000, and the conversion of all of our Series B Preferred Stock. Of these shares, most will be registered and freely tradable. Included in these shares are 950,000 shares issued to a wholly owned subsidiary, which pledged these shares to secure our obligations in accordance with the settlement of a class action lawsuit. On May 8, 2000, the court approved the parties' settlement agreement for this class action lawsuit and issued and order formally dismissing the case. Under the terms of the settlement, the plaintiffs' settlement counsel, or their authorized agents, acting on behalf of the settlement class and subject to the supervision and direction of the court, will administer and calculate the claims submitted by the settlement class members and will oversee distribution of the balance of the settlement fund to the authorized claimants as of the effective date of the settlement. The settlement fund will be applied in the following order: (a) to pay counsel to the representative plaintiffs attorneys' fees the fee and expense award (as defined in the settlement and if and to the extent allowed by the court); (b) to pay all costs and expenses reasonably and actually incurred in connection with providing notice i.e. locating class members; (c) to pay the taxes and tax expenses as described in the settlement agreement; and (d) to distribute the balance of the settlement fund to authorized claimants as allowed by the terms of the settlement, the Court or the Plan of Allocation (as defined in the settlement). In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933 that cover 1,414,526 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS AND THEREFORE YOU WILL ONLY BE ABLE TO RECOVER YOUR INVESTMENT IN OUR COMMON STOCK, IF AT ALL, BY SELLING THE SHARES OF OUR STOCK THAT YOU HOLD.

Some investors favor companies that pay dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on an investment in our shares likely depends on your ability to sell our stock at a profit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2000. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The Company has long term debt, principally in the form of two building mortgages, one of which has a balloon payoff in 2001. One note bears interest at a fixed rate of 10.4% and the other note bears interest at an annually adjustable published interest rate index (7.375% at March 31, 2000). The Company's long term debt to stockholder as of March 31, 2000 carried a variable interest rate of the lender's borrowing rate plus one percent (approximately 9% at March 31, 2000).

The table below presents principal amounts by fiscal year for the Company's long-term debt.



                                2001        2002         2003         2004       2005      THEREAFTER    TOTAL
                                                (dollars in thousands)
Liabilities:
Fixed rate debt:.............    162       1,277           --           --         --            --      1,439

Variable rate debt...........    240         263          285          305        325         1,482      2,900


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto appear on pages F-3 to F-22 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 8, 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") resigned as the independent accountants of Valence Technology, Inc. (the "Company" or the "Registrant"), after PricewaterhouseCoopers determined that they did not meet the requirements for independence in order to audit the Company's consolidated financial statements at March 31, 2000 and for the year then ended. It recently came to the attention of PricewaterhouseCoopers that the extent of bookkeeping and payroll services provided by an overseas office of PricewaterhouseCoopers exceeded the amount of such services allowed under the Securities and Exchange Commission's ("SEC") independence policies. The decision to change accountants was not recommended or approved by either the Board of Directors or the Audit Committee of the Registrant.

In connection with the Company's audits for the two most recent fiscal years and through June 8, 2000, there have been no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers would have caused them to make reference thereto in their report on the financial statements for such years. The reports of PricewaterhouseCoopers on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their reports for the past two fiscal years included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

On June 12, 2000, the Company engaged Deloitte & Touche LLP as its new independent accountants (the "New Accounting Firm") to audit the Company's consolidated financial statements at March 31, 2000 and for the year then ended. During the two most recent fiscal years and the subsequent interim period prior to the engagement of the New Accounting Firm, the New Accounting Firm has not been engaged as either the principal accountant of the Registrant to audit its financial statements or of any significant subsidiary, nor has the Registrant consulted with the New Accounting Firm regarding any of the matters listed in Regulation S-K Items 304(a)(2)(i) or (ii).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of March 31, 2000, are as follows:

NAME                     AGE     POSITION
Lev M. Dawson            61      Chairman of the Board, Chief Executive Officer,
                                     President
Roy A. Wright            56      Senior Vice President, Operations
Robert J. Horning        57      Vice President, Engineering & Standards
Jay L. King              53      Vice President & Chief Financial Officer


Mr. Dawson rejoined the Company in December 1997 as Chairman of the Board, Chief Executive Officer and President. Mr. Dawson, a founder of the Company, served as Chairman of the Board and Chief Executive Officer from its founding in March 1989 until April 1993. Mr. Dawson also served as President from March 1989 until June 1991. From May 1993 to December 1997, Mr. Dawson was involved in private family companies. From January 1988 to March 1989, Mr. Dawson devoted significant time to the organization of the Company. From May 1978 through January 1988, Mr. Dawson was President, Chairman, and Chief Executive Officer of Robinton Products, Inc., a company which manufactured solid state meters and data retrieval systems for the electric utility industry. Mr. Dawson holds a B.S.E.E. degree in Electrical Engineering from the University of Southwestern Louisiana.

Mr. Wright joined the Company in his current capacity in February of 1999. He was previously Chairman and Chief Executive Officer of Iwerks Entertainment, Inc., a technology-based attractions company from 1994 to 1998. Prior to Iwerks, Mr. Wright held senior management positions in a number of technology based companies including President and Chief Executive Officer of both RDI Computer Corporation and Unison Technologies, Inc., and Chief Operating Officer of Corvus Systems, Inc. and Victor Technologies, Inc. Mr. Wright holds a B.S. degree in Social Science and Business from California State Polytechnic University.

Mr. Horning joined the Company as Director of Product Engineering in January 1993 and became Vice President, Engineering in September 1993. From April 1987 to January 1993, Mr. Horning was Manager of Engineering at Alliant Techsystems Inc. (formerly Power Sources Center, a division of Honeywell Inc.), a developer and manufacturer of special purpose liquid electrolyte lithium batteries unrelated to the Company's current lithium polymer battery technology. From March 1984 to April 1987, Mr. Horning was Director of Product Engineering for Duracell Inc., a battery manufacturer. Mr. Horning holds both a B.S. in Chemical Engineering and an M.B.A. from Drexel University.

Mr. King joined the Company in April of 1999. Mr. King previously served as the Chief Financial Officer and member of the Board of Casinovations Inc., a high-tech developer and manufacturer of electronic based and software-driven gaming devices and products from 1995. Mr. King has also held key management positions at a number of engineering and technology based companies, spending more than ten years at Bechtel Corp. in San Francisco and six years at PG&E Corporation. In addition, he previously held senior positions at I.C. Refreshments Company, Sigma Game Inc. and Ernst & Whinney LTD. Mr. King holds both a bachelor's degree in accounting and an M.B.A. from the University of Utah and is a Certified Public Accountant.

Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.


DIRECTORS OF THE REGISTRANT

The names of the Company's directors and certain information about them are set forth below:

The directors of the Company and their ages as of March 31, 2000, are as follows:

NAME                            AGE    POSITION HELD WITH THE COMPANY

Lev M. Dawson                    61    Chairman of the Board, Chief Executive
                                             Officer, President
Carl E. Berg(1)(2)               62    Director
Bert C. Roberts, Jr.(1)          57    Director
Alan F. Shugart(1)(2)            69    Director

----------------------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

Mr. Dawson rejoined the Company in December 1997 as Chairman of the Board, Chief Executive Officer and President. Mr. Dawson, a founder of the Company, served as Chairman of the Board and Chief Executive Officer from its founding in March 1989 until April 1993. Mr. Dawson also served as President from March 1989 until June 1991. From May 1993 to December 1997, Mr. Dawson was involved in private family companies. From January 1988 to March 1989, Mr. Dawson devoted significant time to the organization of the Company. From May 1978 through January 1988, Mr. Dawson was President, Chairman, and Chief Executive Officer of Robinton Products, Inc., a company which manufactured solid state meters and data retrieval systems for the electric utility industry. Mr. Dawson holds a B.S.E.E. degree in Electrical Engineering from the University of Southwestern Louisiana.

Mr. Berg helped found the Company and has served on the Board of Directors since September 1991. For more than the past five years, Mr. Berg has been a major Silicon Valley industrial real estate developer and a private venture capital investor. Mr. Berg also serves as a director of Integrated Device Technology, Inc., Videonics, Inc., and Systems Integrated Research PLC. Mr. Berg holds a B.A. in Business Administration from the University of New Mexico.

Mr. Roberts rejoined the Company as a director in November 1998, after having previously served as a director of the Company from March 1992 to June 1993. Mr. Roberts is Chairman of MCI Worldcom, Inc, a communications company. He was named Chairman and Chief Executive Officer of MCI Worldcom, Inc. in 1992, after serving as President and Chief Operating Officer since 1985. Additionally, Mr. Roberts serves on the boards of Telefonica de Espana, S.A., and News Corporation, Ltd. Mr. Roberts holds a B.S. in Engineering from The Johns Hopkins University.

Mr. Shugart joined the Company as a director in March 1992. Mr. Shugart was the Chief Executive Officer and a director of Seagate Technology, Inc. since its inception in 1979 until July 1998. Mr. Shugart also served as Seagate's President from 1979 to 1983 and from September 1991 to July 1998. Additionally, Mr. Shugart served as Chairman of the Board of Seagate from 1979 until September 1991, and from October 1992 to July 1998. Mr. Shugart currently serves as a director of Sandisk Corporation, Inktomi Corporation and Cypress Semiconductor Corporation. Mr. Shugart holds a B.S. in Engineering - Physics from the University of Redlands.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of a Form 5, "Annual Statement of Changes in Beneficial Ownership," filed for Lev M. Dawson,; a Form 5, "Annual Statement of Changes in Beneficial Ownership," filed for Carl E. Berg, and, a Form 5, "Annual Statement of Changes in Beneficial Ownership," filed for Alan F. Shugart, which were filed late.

ITEM 11. EXECUTIVE COMPENSATION

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

During the last fiscal year, the Company granted options for 47,408 shares to Carl E. Berg, at an exercise price per share of $34.63 and 48,400 shares to Alan
F. Shugart, at an exercise price per share of $31.66, both non-employee Directors of the Company, under the Directors' Plan. The fair market value of such Common Stock on the dates of grant was $34.63 and $31.66 respectively, per share (based on the closing sales price reported in the NASDAQ National Market for the date of grant). As of June 22, 2000, no options had been exercised under the Directors' Plan.

EXECUTIVE COMPENSATION

Executive officers are eligible to receive stock options under the 1990 Plan.

In June 1996, the Compensation Committee of the Board passed a resolution that provides for the automatic granting of stock options to the officers of the Company. According to this resolution, each quarter, each officer receives a grant of options under the 1990 plan in an amount necessary to keep the amount of unvested options held by that officer at a predetermined level. These levels are 360,000 shares for the CEO, 180,000 shares for an executive vice president, and 120,000 shares for a vice president. The resolution was effective when passed, and the Company's officers have been receiving such grants since that time. The resolution further provided that in the event the Company ever grants a bonus to any officer, that one half of any such bonus would be held by the Company for use by the officer only for exercising his or her stock options. As of March 31, 2000, no bonuses have been granted to any officer.

The following table shows for the fiscal years ended March 31, 2000, March 28, 1999 and March 29, 1998, certain compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers at March 31, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                              Long Term
                                                            Annual                          Compensation        All Other
                                                         Compensation                          Awards         Compensation
                                                    ---------------------- --------------- ---------------- -----------------
                                                                                             Securities
                                                                            Other Annual     Underlying
                                           Fiscal     Salary      Bonus    Compensation     Options(1)
       Name and Principal Position           Year      ($)         ($)          ($)              (#)               ($)
------------------------------------------ -------- ----------- ---------- --------------- ---------------- -----------------

Lev M. Dawson                                2000      293,240      --          --                 384,270         --
  Chairman of the Board, Chief               1999      274,208      --          --                      --          31(2)
  Executive Officer and President            1998       82,923      --          --                1,000,000      9,762(3)

Roy A. Wright                                2000      260,871      --          --                 150,000         --
  Senior Vice President,                     1999       28,846      --          --                 275,000         --
  Operations                                 1998           --      --          --                      --         --

R. Joseph Horning                            2000      174,621      --          --                  59,004         --
  Vice President,                            1999      156,872      --          --                  52,818         --
  Engineering & Standards                    1998      145,600      --          --                  44,762         42(2)

William J. Battison III                      2000      166,376      --          --                 150,000         --
  Senior Vice President,                     1999           --      --          --                 200,000         --
  Marketing & Business Development(4)        1998           --      --          --                      --         --

Jay L. King                                  2000      152,370      --          --                  50,000         --
  Vice President and                         1999           --      --          --                 200,000         --
  Chief Financial Officer                    1998          --       --          --                      --         --


--------------------------------------

(1)  The Company has no stock appreciation rights ("SARs").
(2) Patent award payments. Patent awards are granted to employees of the Company for inventions made by employees for which they have submitted invention disclosures to the Company, for which the Company has filed a patent application with the United States Patent and Trademark Office, or for which a patent has been issued by the United States Patent and Trademark Office.
(3)  Relocation expenses paid by the Company.
(4)  As of May 1, 2000, Mr. Battison was no longer employed by the Company.


     STOCK OPTION GRANTS AND EXERCISES



The following tables show for the fiscal year ended March 31, 2000, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable Value at
                                                                                              Assumed Annual Rates of Stock
                                                                                              Price Appreciation for Option
                                       Individual Grants                                                  Term(3)
                               ----------------------------------                           ----------------------------------
                               Number of
                              Securities    Percent of Total
                              Underlying   Options Granted to
                                Option        Employees in        Exercise     Expiration
           Name               (#)(1)(5)     Fiscal Year(2)(5)   Price ($/Sh)      Date          5% ($)           10% ($)
---------------------------- ------------- -------------------- ------------- ------------- --------------- ------------------
Lev M. Dawson                      26,626        2.26%               7.25          3/29/09         121,401            307,654
                                  166,687       14.17%               7.19          6/28/09         753,455          1,909,404
                                  168,352       14.31%               5.00          9/27/09         529,378          1,341,549
                                   22,605        1.92%              21.59         12/27/09         306,980            777,948

Roy A. Wright                     150,000       12.75%               4.38           9/1/09         412,712          1,045,893

R. Joseph Horning                  16,096        1.37%               7.25          3/29/09          73,389            185,983
                                   15,587        1.32%               7.19          6/28/09          70,456            178,549
                                   15,101        1.28%               5.00          9/27/09          47,485            120,336
                                   12,220        1.04%              21.59         12/27/09         165,950            420,550

William J. Battison III(4)         150,000      12.75%               4.38           9/1/09         412,712          1,045,893

Jay L. King                         50,000       4.25%               4.38           9/1/09         137,571            348,631

--------------------------------------

 (1) Options granted in fiscal 2000 generally vest over four years, with 1/16 of the shares vesting each quarter and with full vesting occurring on the fourth anniversary date.
 (2) Based on an aggregate of 1,176,502 options granted to employees, including the Named Executive Officers, in fiscal year 2000.
 (3) The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
 (4) As of May 1, 2000, Mr. Battison was no longer employed by the Company.
 (5) As of the date of the filing of this Form 10-K, the Company had no stock appreciation rights, or SARs.

The following table shows the number and value of the unexercised options held by each of the Named Executive Officers on March 31, 2000:


                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

                              Shares
                             Acquired       Value      Number of Securities Underlying     Value of Unexercised In-the-Money
                            on Exercise    Realized     Unexercised Options at Fiscal      Options at Fiscal Year End ($)(1)
                                                               Year End (#)(3)                            (3)
                                                      ----------------------------------- -------------------------------------
Name                            (#)          ($)        Exercisable      Unexercisable       Exercisable       Unexercisable
--------------------------- ------------ ------------ ----------------- ----------------- ------------------ ------------------
Lev M. Dawson                      0            0           99,875            323,901          1,744,665          5,229,160

Roy A. Wright                      0            0          112,500            312,500          1,939,844          5,527,344

R. Joseph Horning                  0            0          156,745            100,281          2,879,887          1,581,398

William J. Battison                0            0           75,000            275,000          1,332,813          4,957,812

Jay L. King                        0            0           58,334            191,666          1,008,346          3,344,779

--------------------------------------

 (1) Based on the fair market value of the Company's Common Stock as of March 31, 2000 ($23.5625) minus the exercise price of the options multiplied by the number of shares underlying the option.
 (2) As of May 1, 2000, Mr. Battison was no longer employed by the Company.
 (3) As of the date of the filing of this Form 10-K, the Company had no stock appreciation rights, or SARs.


EMPLOYMENT AGREEMENTS

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
   DECISIONS

During the fiscal year ended March 31, 2000, the Compensation Committee consisted of Messrs. Shugart and Berg.

COMPENSATION COMMITTEE REPORT(1)

     The Compensation Committee of the Board of Directors (the "Committee") consists of Messrs. Berg and Shugart, neither of who is currently an employee or an officer of the Company. It is the responsibility of the Committee to establish and administer the Company's policies governing employee compensation and to administer the Company's employee benefits plans, including the Company's 1990 Stock Option Plan and the 1997 Non-Officer Employee Stock Option Plan, as amended (the "Plans"). The Committee evaluates the performance of management, determines compensation policies and levels, and makes decisions concerning salaries and incentive compensation.

--------------------
(1) The material in this report of the Committee is not "soliciting material," is not deemed to be filed with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before the date hereof and irrespective of any general incorporation in any such filing.

     The Company's executive compensation program is designed to attract and retain executives capable of leading the Company in its pursuit of its business objectives and to motivate them in order to enhance long-term stockholder value. Long-term equity compensation is also used to harmonize the interests of management and stockholders. The main elements of the program are competitive pay and equity incentives. Annual compensation for the Company's executive officers historically consists of two elements: cash salary and stock options. The Company does not have a management bonus plan; however, it is expected that as the Company moves from being primarily involved in research and development to being a manufacturing company, the Committee will recommend the institution of a bonus plan as well.

     The Committee considers a variety of individual and corporate factors in assessing the Company's executive officers and making informed compensation decisions. These factors include each officer's contributions to the Company, the compensation paid by comparable companies to employees in similar situations, and, most importantly, the progress of the Company towards its long-term business objectives. When determining compensation for executive officers, the committee looks to the following measures in evaluating the Company's progress: (i) the acquisition and management of capital to allow the Company to complete development and ultimately realize significant revenues,
(ii) the recruitment and retention of officers and other important personnel,
(iii) the progress of the Company's product development program, and (iv) the evolution of manufacturing capability. The factors that are used by the Committee in evaluating the compensation of the Chief Executive Officer are no different from those that are used to evaluate the compensation of other executives.

     During the fiscal year 2000, the Committee provided stock option grants to the executive officers of the Company pursuant to the Plans. The exercise price of the option grants were equal to the fair market value of the Company's Common Stock on the date of grant. The executive officers received a total of 734,270 options. The Committee based this determination on the need to incentivize the staff in connection with the Company's efforts to commercialize the technology.

     Compensation of the Chief Executive Officer is evaluated by the Compensation Committee based on the criteria outlined above for all other executive officers of the Company, including his contributions for the prior year, his success in managing and motivating the Company's employees, and the challenges to be faced in the year ahead, as well as the desire to offer a competitive salary. The Compensation Committee has set Mr. Dawson's total annual compensation, including salary and option grants, at a level they believe is competitive with that of other Chief Executive Officers at other companies in the same industry. In addition, Mr. Dawson's salary and option grants were set at a level the Compensation Committee believes will properly motivate and retain Mr. Dawson as the Chief Executive Officer of the Company.

     Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committee believes that at the present time it is unlikely that the compensation paid to any Named Executive Officer in a taxable year, which is subject to the deduction limit will exceed $1 million. However, the Committee has determined that stock awards granted under the Plans with an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant shall be treated as "performance-based compensation."

                                          Carl E. Berg
                                          Alan F. Shugart


 PERFORMANCE MEASUREMENT COMPARISON(1)

     The following chart shows total stockholder return for the periods indicated for each of (i) the Company's common stock, (ii) the Nasdaq Stock Market (U.S.), and (iii) the Chase H&Q Growth Index, [a subset of the Hambrecht & Quist Technology Index.] All values assume reinvestment of the full amount of all dividends and are calculated as of March 31 of each year.

                            [GRAPHIC OBJECT OMITTED]

              COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT
      AMONG VALENCE TECHNOLOGY, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX,
                         AND THE CHASE H&Q GROWTH INDEX

Valence Technology Inc (VLNC)

                                                          CUMULATIVE TOTAL RETURN
                                        -------------------------------------------------------------
                                         3/26/95   3/31/96  3/30/97   3/31/98   3/28/99      3/31/00
VALENCE TECHNOLOGY, INC.                 100.00    255.56   400.00    292.59    407.41       1,396.33
NASDAQ STOCK MARKET (U.S.)               100.00    135.54   154.15    228.44    303.22         572.94
CHASE H & Q GROWTH                       100.00    153.50   129.97    190.21    281.57         741.04

(1) The material in this report is not "soliciting material," is not deemed to be filed with the Commission and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before the date hereof and irrespective of any general incorporation in any such filing.

(2) $100 invested on 3/26/95 in stock or index--including reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock as of May 31, 2000 by: (i) each director; (ii) each of the executive officers in the Summary Compensation table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock. The address of each person listed is in care of the Company, 301 Conestoga Way, Henderson, Nevada 89015, unless otherwise set forth below such person's name.

                             BENEFICIAL OWNERSHIP(1)

Name of Beneficial Owner and Address    Number of Shares      Percent of Total
------------------------------------    ----------------      -----------------
Carl E. Berg(2)                            4,701,000               12.8%

Lev M. Dawson(3)                           2,059,293                5.6

Alan F. Shugart(4)                           391,831                1.1

R. Joseph Horning(5)                         172,494                  *

Bert C. Roberts, Jr.(6)                       91,000                  *

Roy A. Wright(5)                             140,625                  *

Jay L. King(5)                                75,001                  *

William J. Battison III(5)                    75,000                  *

All directors and executive officers
    as a group (8 persons)(7)              7,706,244               20.9%

--------------------------------------

*    Less than one percent (1%)
 (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 36,848,808 shares of common stock outstanding on May 31, 2000, adjusted as required by rules promulgated by the Commission.
 (2) Includes 983,300 shares held by Mr. Berg; 2,000,000 shares held by West Coast Venture Capital; 143,772 shares issuable upon exercise of options that are exercisable within 60 days of May 31, 2000; 594,031 shares issuable upon exercise of warrants held by Baccarat Electronics, Inc.; 499,997 shares held by Baccarat Development Partnership for which Mr. Berg serves as the President of the corporate general partner; 409,900 shares held by Berg & Berg Enterprises, Inc. and 70,000 shares held by Berg & Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer Carl E. Berg, Trustee.
 (3) Includes 1,933,144 shares held by Mr. Dawson and 126,149 shares issuable upon exercise of options that are exercisable within 60 days of May 31, 2000.
 (4) Includes 206,000 shares held by Mr. Shugart and 185,831 shares issuable upon exercise of options that are exercisable within 60 days of May 31, 2000.
 (5) All shares are issuable upon exercise of options that are exercisable within 60 days of May 31, 2000.
 (6) Includes 50,000 shares held by Mr. Roberts, 1,000 shares held by his spouse and 40,000 shares issuable upon exercise of options that are exercisable within 60 days of May 31, 2000.
 (7) Includes 958,872 shares issuable upon exercise of options that are exercisable within 60 days of May 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Employment Agreement" for a description of certain transactions between the Company and certain named Executive Officers.

On July 27, 1998, the Company entered into an agreement with an institutional investor for the private placement of up to $15,000,000 of its convertible preferred stock. Concurrently with the preferred stock financing, Baccarat Electronics, Inc. ("Baccarat Electronics"), an affiliate of Carl Berg, a director of the Company, loaned the Company $2.5 million and agreed to loan the Company up to an additional $7.5 million (the "Baccarat Loan"). The Baccarat Loan accrues interest on unpaid principal at the rate of 9% per annum, or at the maximum rate permissible by law, whichever is less. As of March 31, 2000, the Company had drawn down $9.95 million of the loan availability and had issued Baccarat Electronics warrants to purchase 594,031 shares of common stock. As of May 31, 2000, an amount of $9.95 million was outstanding under the Baccarat Loan, plus accrued interest of $1.1 million.

On January 1, 1998, the Company granted options to Mr. Dawson, the Company's Chairman of the Board, Chief Executive Officer and President, to purchase 39,506 shares pursuant to the Company's 1990 Stock Option Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750.88 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Since the issuance date of the Notes (March 5, 1998), the largest aggregate amounts of indebtedness outstanding at any time under Dawson Note 1 and Dawson Note 2 (up to the filing date of this Form 10-K) were $3,769,192 and $1,711,988, respectively. As of May 31, 2000, amounts of $3,769,192 and $1,711,988 were outstanding under Dawson
Note 1 and Dawson Note 2, respectively, and under each of the Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. Purchased shares for which the underlying options have not vested are subject to repurchase by the Company. As of May 31, 2000, all of the shares in the underlying options had vested.

On June 22, 2000, the Company executed a binding letter of intent (the "Binding Letter of Intent") for the purchase/sale of up to $12,500,000 of shares of its common stock (the "Shares") to Carl Berg ("Purchaser"), a director. Under the Binding Letter of Intent, the Company will be permitted to sell and Purchaser agrees to purchase the shares in one or more transactions, each one of which will involve no less than $500,000 in proceeds. The Company will initiate each sale by providing an irrevocable written notice to Purchaser specifying the number of shares it wishes to sell. Purchaser's commitment to purchase the Shares expires, to the extent not utilized by the Company, on March 31, 2001. The pricing of the Shares, or purchase price, will be determined based on the average of daily Nasdaq National Market prices, taken over a five day trading period, and will be 94% of the volume weighted average daily price. Under the terms of the Binding Letter of Intent, the Company also agreed to issue to the Purchaser warrants (the "Warrants") to purchase up to 20% of the Shares purchased by the Purchaser pursuant to the Binding Letter of Intent. The Warrants would have a three (3) year life from the date of issuance and would have an exercise price of 125% of the daily prices during the applicable pricing period. The terms of the Binding Letter of Intent, including the purchase price for the Shares, was determined based on arms-length negotiations between the parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)   FINANCIAL STATEMENTS - See Index to Consolidated Financial
               Statements of this Form 10-K Annual Report.

         (2) INDEPENDENT AUDITORS' REPORT -- See Index to Consolidated Financial Statements of this Form 10-K Annual Report.

         (3) REPORT OF INDEPENDENT ACCOUNTANTS -- See Index to Consolidated Financial Statements of this Form 10-K Annual Report.

         (4) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
         (5) EXHIBITS -- See Exhibit Index on pages 44-47 of this Form 10-K Annual Report.

(b) The Registrant filed the following reports on Form 8-K during the last quarter of the period for which this Form 10-K covers:

         o Form 8-K filed January 7, 2000 announcing the sale of common stock to Capital Guardian
              Trust Company on behalf of its clients;

         o Form 8-K filed February 14, 2000 announcing the settlement reached by the Company in a securities class-action lawsuit that had been pending against the Company and certain of its present and former officers and directors;

         o Form 8-K filed March 6, 2000 announcing the change of the Company's fiscal year from the last Sunday in the month of March to March 31; and

         o Form 8-K filed June 14, 2000 announcing the resignation of Pricewaterhouse Coopers LLP as the Company's independent accountants and the formal engagement of Deloitte & Touche LLP as the Company's new independent accountants.

         o Form 8-K filed June 29, 2000 announcing the sale of up to $12,500,000 of shares of common stock to Acqua Wellington Value Fund Ltd. and the sale of up to $12,500,000 of shares of common stock to Carl E.
              Berg.

(c)      See Exhibit Index on pages 44-47 of this Form 10-K Annual
         Report.

EXHIBIT INDEX


EXHIBIT NO.


3.1(1)          Second Amended and Restated Certificate of
                Incorporation of the Registrant.

3.2(1)          Amended and Restated Bylaws of the Registrant.

3.3(3) Certificate of Designation of Series B Convertible Preferred Stock, as filed with the Delaware Secretary of State on December 17, 1998.

4.1(3) Amended and Restated Securities Purchase Agreement by and between the Company and CC Investments, LDC, dated December 11, 1998.

4.2(2)          Form of Warrant to Baccarat Electronics, Inc.

4.3(3)          Form of Warrant to Placement Agent.

4.4(3)          Form of Warrant to CC Investments (Investor).

4.4             Form of Warrant to Ridgeway Investment Limited.

4.5(3) Amended and Restated Registration Rights Agreement dated December 11, 1998 by and between the Company and CC Investments, LDC.

4.6 Form of Common Stock Purchase Agreement by and between the Company and Ridgeway Investment Limited, dated November 29, 1999.

4.7(10) Common Stock Purchase Agreement dated June 28, 2000 between the Company and Acqua Wellington Value Fund Ltd. for up to $12,500,000 of Common Shares of the Company.

4.8(10)         Form of Warrant dated June 28, 2000 to Acqua Wellington
                Value Fund Ltd.

4.9(10) Registration Rights Agreement dated June 28, 2000 between the Company and Acqua Wellington Value Fund Ltd.

4.10(10) Letter of Intent between the Company and Carl E. Berg for up to $12,500,000 of Common Shares of the Company.

10.1            Form of Indemnification Agreement.

10.2(4)(*)     Technology Transfer Agreement between the Company and
               Bell Communications Research, Inc., dated as of June
               29, 1995.

10.3(5)(*)     Joint Venture Agreement between the Company, through
               its Dutch subsidiary, and Hanil Telecom Co., Ltd., dated as of July 10, 1996.

10.4(5)(*)     License and Support Agreement between the Company,
               through its Dutch subsidiary, and Hanil Valence Co., Ltd.

10.5(5)(*)     Battery Laminate Supply Agreement between the Company,
               through its Dutch subsidiary, and Hanil Valence Co., Ltd.

10.6(6)(*)     Joint Venture Agreement between the Company and Alliant
               Techsystems.

10.7(6)(*)     License and Support Agreement between the Company and
               Alliant/ Valence, L.L.C.

10.8(6)(*)     Battery Laminate Supply Agreement between the Company
               and Alliant / Valence, L.L.C.

10.9(7)(*)     1990 Stock Option Plan as amended on October 3, 1997.

10.10(8) 1996 Non-Employee Directors' Stock Option Plan as amended on October 3, 1997

10.11(9) Early Exercise Stock Purchase Agreement dated March 5, 1998 between Valence Technology, Inc. and Lev M. Dawson regarding option to purchase 660,494 shares, including exhibits.

10.12(9)       Promissory Note issued by Lev M. Dawson to Valence
               Technology, Inc. in the amount of $3,343,750.88.

10.13(9)       Early Exercise Stock Purchase Agreement dated
               March 5, 1998 between Valence Technology, Inc. and Lev
               M. Dawson regarding option to purchase 300,000 shares, including exhibits.

10.14(9)       Promissory Note issued by Lev M. Dawson to Valence
               Technology, Inc. in the amount of $1,518,750.

10.15(9) Stock Pledge Agreement dated March 5, 1998 by Lev M. Dawson (included as Exhibit E to Exhibit 10.12 and
               Exhibit 10.14).

10.16(9) Amendment No. 5 to Loan Agreement and Promissory Note between the Company and Baccarat Electronics, Inc.
               dated July 27, 1998.

10.17          Year 2000 Stock Option Plan

10.18(10)      Binding Letter of Intent for the Purchase/Sale of up to
               $12,500,000 of Common Shares of the Company by and between the Company and Carl E. Berg.

21.1           List of subsidiaries of the Company.

23.1           Consent of Independent Auditors.

23.2           Consent of Independent Accountants.

27.1           Financial Data Schedule


         (1) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORST S-1 (FILE NO. 33-46765), AS AMENDED.

         (2) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 27, 1998 AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON
               AUGUST 4, 1998.

         (3) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED DECEMBER 11, 1998 AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON
               DECEMBER 21, 1998.

         (4) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED JUNE 25, 1995.

         (5) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED JUNE 30, 1996.

         (6) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-Q FILED FOR FISCAL QUARTER ENDED SEPTEMBER 29, 1996.

         (7) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-43203) FILED ON DECEMBER 24, 1997.

         (8) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-74595) FILED ON MARCH 17, 1999.

         (9)   INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE
               SCHEDULE 13-D FILED BY LEV M. DAWSON ON MARCH 16, 1998.

        (10) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 8-K DATED JUNE 22, 2000, AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 29, 2000.

         (*) PORTIONS OF THE TEXT HAVE BEEN OMITTED. A SEPARATE FILING OF SUCH OMITTED TEXT HAS BEEN MADE WITH THE COMMISSION AS PART OF REGISTRANT'S APPLICATION FOR CONFIDENTIAL TREATMENT.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNDER DULY AUTHORIZED.

                                     VALENCE TECHNOLOGY, INC.



Dated: June 29, 2000                 By: /S/ LEV M. DAWSON
                                         ---------------------------------------
                                          Lev M. Dawson
                                          Chairman of the Board, Chief Executive
                                              Officer and President

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Lev
M. Dawson and Jay L. King, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         IN ACCORDANCE WITH EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                    Name                          Position                               Date
------------------------------    ------------------------------------------    -----------------------
                                  Chief Executive Officer, Chairman of the      June 29, 2000
                                  Board of Directors and President
/S/ LEV. M. DAWSON                (Principal Executive Officer)
------------------------------
Lev. M. Dawson

                                  Vice President and Chief Financial            June 29, 2000
                                  Officer (Principal Financial and
/S/ JAY L. KING                   Accounting Officer)
------------------------------
Jay L. King

/S/ CARL E. BERG                  Director                                      June 29, 2000
------------------------------
Carl E. Berg


/S/ BERT C. ROBERTS, JR.          Director                                      June 29, 2000
------------------------------
Bert C. Roberts, Jr.

/S/ ALAN F. SHUGART               Director                                      June 29, 2000
------------------------------
Alan F. Shugart


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements






VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                                                                               PAGES
  CONSOLIDATED FINANCIAL STATEMENTS:
     Independent Auditors' Report...............................................................F-1
     Report of Independent Accountants..........................................................F-2
     Consolidated Balance Sheets as of March 31, 2000 and March 28, 1999........................F-3
     Consolidated Financial Statements for the period from
         March 3, 1989 (date of inception) to March 31, 2000 and for the years ending March 31, 2000, March 28, 1999 and March 29, 1998:
              Consolidated Statements of Operations and Comprehensive Loss......................F-4
              Consolidated Statements of Stockholders' Equity (Deficit).........................F-5
              Consolidated Statements of Cash Flows.............................................F-7
     Notes to Consolidated Financial Statements.................................................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Valence Technology, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Valence Technology, Inc. (a development stage company) as of March 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended, and for the period from March 3, 1989 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended March 28, 1999, and for the period March 3, 1989 (date of inception) through March 28, 1999 were audited by other auditors whose report, dated May 20, 1999 except for
Note 17 which is dated June 16, 1999, expressed an unqualified opinion on those statements with an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period March 3, 1989 (date of inception) through March 28, 1999 reflect total revenues and net loss of $21,605,000 and $154,436,000, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the year then ended, and for the period from March 3, 1989 (date of inception) to March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
June 28, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Valence Technology, Inc. and Subsidiaries
Henderson, Nevada


In our opinion, the consolidated balance sheet as of March 28, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the period from March 3, 1989 (date of inception) to March 28, 1999 (which statement is not presented herein) and for each of the two years in the period ended March 28, 1999, present fairly, in all material respects, the financial position, results of operations and cash flows of Valence Technology, Inc. and its subsidiaries (companies in the development stage) at March 28, 1999 and for the period from March 3, 1989 (date of inception) to March 28, 1999 (which statement is not presented herein) and for each of the two years in the period ended March 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Valence Technology, Inc. and its subsidiaries for any period subsequent to March 28, 1999.

The financial statements referred to above were prepared assuming that the Company would continue as a going concern. At March 28, 1999, the Company had negative working capital and has suffered recurring losses related primarily to the development and marketing of its products. Management was actively pursuing additional equity and debt financing from both institutional and corporate investors. However, there was no assurance that any new debt or equity issuances could be successfully consummated. These factors raised substantial doubt about the Company's ability to continue as a going concern. The financial statements referred to above do not include any adjustments that might have resulted from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
Las Vegas, Nevada
May 20, 1999, except for the borrowing of an aggregate of $5,450,000 from a stockholder during the first quarter of fiscal 2000, as to which the date is June 16, 1999

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                      -----
                                                                                  March 31, 2000      March 28, 1999
                                                                                  --------------      ------------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $   24,556            $   2,454
     Receivables                                                                       1,869                1,168
     Inventory                                                                         1,641                  -
     Prepaid and other current assets                                                  1,597                  153
                                                                                  -------------         ------------
                  Total current assets                                                29,663                3,775

Property, plant and equipment, net                                                    28,508               34,071
Investment in joint venture                                                              345                  555
                                                                                  -------------         ------------
                      Total assets                                                $   58,516            $  38,401
                                                                                  =============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                            $      402            $     423
     Accounts payable                                                                  6,060                1,648
     Accrued expenses                                                                  2,882                4,207
     Accrued royalties and license fees                                                2,000                1,000
     Advances and deposits                                                               -                  1,881
     Grant payable                                                                     1,923                1,958
     Accrued compensation                                                                389                  442
                                                                                  -------------         ------------
                  Total current liabilities                                           13,656               11,559

Deferred revenue                                                                       2,500                2,500
Long-term debt, less current portion                                                   3,937                4,402
Long-term debt to stockholder                                                          8,432                3,769
                                                                                  -------------         ------------
                      Total liabilities                                               28,525               22,230
                                                                                  -------------         ------------

Commitments and contingencies (Note 8)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series A, $0.001 par value, Issued and outstanding:  no shares and
       7,500 shares at March 31, 2000 and March 28, 1999, respectively                   -                   4,514
         (Liquidation value: $0 and $7,800)
    Series B, $0.001 par value, Issued and outstanding:  3,500 shares and
       7,500 shares at March 31, 2000 and March 28, 1999, respectively                 2,146                 3,702
         (Liquidation value: $3,764 and $7,613)

Stockholders' Equity
Common stock, $0.001 par value, authorized:  100,000,000 shares,
    Issued and outstanding:  36,839,000 and 26,722,000 shares
       at March 31, 2000 and March 28, 1999, respectively                                 37                    27
Additional paid-in capital                                                           256,086               166,457
Notes receivable from shareholder                                                     (4,862)               (4,862)
Deficit accumulated during the development stage                                    (223,582)             (154,436)
Accumulated other comprehensive income                                                   166                   769
                                                                                  -------------         -------------
     Total stockholders' equity                                                       27,845                 7,955
                                                                                  -------------         -------------

          Total liabilities, mandatorily redeemable convertible
                preferred stock and stockholders' equity                          $   58,516            $   38,401
                                                                                  =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    --------

                                                Period from                                 Years Ended
                                               March 3, 1989          ------------------------------------------------------
                                              (date of inception)       March 31,            March 28,            March 29,
                                               to March 31, 2000          2000                 1999                 1998
                                              -------------------     -------------        ------------         ------------
Revenue:
     Research and development
        contracts                                  $ 21,605           $         -           $        -            $       -
     Battery and laminate sales                       1,518                 1,518                    -                    -
                                                 -----------          ------------          -----------          -----------
            Total revenue                            23,123                 1,518                    -                    -
                                                 -----------          ------------          -----------          -----------
Costs and expenses:
     Research and product development               135,162                28,510               22,171               15,432
     Marketing                                        3,934                   297                  105                  855
     General and administrative                      52,977                 6,795                6,753                7,066
     Write-off of in-process technology               8,212                     -                    -                    -
     Investment in Danish subsidiary                  3,489                     -                    -                    -
     Factory start-up costs                           3,171                 3,171                    -                    -
     Special charges                                 18,872                     -                    -                    -
                                                 -----------          ------------          -----------          -----------
            Total costs and expenses                225,817                38,773               29,029               23,353
                                                 -----------          ------------          -----------          -----------
Operating loss                                     (202,694)              (37,255)             (29,029)             (23,353)

Stockholder lawsuit settlement                      (30,061)              (30,061)                   -                    -

Interest and other income                            18,102                   221                2,980                1,174

Interest expense                                     (6,774)               (1,841)                (643)                (528)

Equity in earnings (loss) of Joint Venture           (2,155)                 (210)                 268               (1,779)
                                                 -----------          ------------          -----------          -----------
Net loss                                         $ (223,582)              (69,146)             (26,424)             (24,486)
                                                 ===========
Beneficial conversion feature
     on preferred stock                                                      (560)              (2,865)                   -
                                                                      -------------         ------------         ------------
Net loss available to
     common stockholders                                                $ (69,706)           $ (29,289)           $ (24,486)
                                                                      =============         ============         ============
Other comprehensive loss:
     Net loss                                                           $ (69,146)           $ (26,424)           $ (24,486)
     Change in foreign currency
        translation adjustments                                              (603)              (1,484)                 958
                                                                      -------------         ------------         ------------
            Comprehensive loss                                          $ (69,749)           $ (27,908)           $ (23,528)
                                                                      =============         ============         ============
Net loss per share available to
common stockholders: basic and diluted                                    $ (2.28)             $ (1.13)           $   (1.06)
                                                                      =============         ============         ============
Shares used in computing net loss
per share available to common
stockholders: basic and diluted                                            30,523               25,871               23,010
                                                                      ==============        =============        =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         for the cumulative period from
              March 3, 1989 (date of inception) to March 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 Deficit
                                                                                                 Accumu-    Accumu-
                                                                             Notes               lated      lated
                                                                             Receiv-  Options    During     Other
                                                                     Addi-   able        to      the        Comprehen-
                                                    Common Stock    tional   from     Purchase   Develop-   sive
                                                                    Paid-in  Stock-   Treasury   ment       Income
                                                  Shares   Amount   Capital  holder    Stock     Stage      (Loss)        Totals
                                                 -------- --------  -------  -------  --------   ---------  ---------   -----------
Issuance of common stock to founders:
   March 1989 at $0.001 per share                  4,500    $ 5                                                           $     5
   May 1989 at $0.01 per share                     3,370      3     $    31                                                    34
   Net loss                                                                                       $  (394)                   (394)
                                                 --------  ------   -------                       --------                ---------
Balances, March 31, 1990                           7,870      8          31                          (394)                   (355)
   Issuance of common stock for cash in
    September 1990 at $0.01 per share                500      1           4                                                     5
   Net loss                                                                                        (5,137)                 (5,137)
                                                 --------  ------   -------                       --------                 --------
Balances, March 31, 1991                           8,370      9          35                        (5,531)                 (5,487)
   Exercise of warrants                              130                572                                                   572
   Options purchased                                                                  $ (1,125)                            (1,125)
   Net loss                                                                                        (3,769)                 (3,769)
                                                 --------  ------   -------           ---------   --------                 --------
Balances, March 31, 1992                           8,500      9         607             (1,125)    (9,300)                 (9,809)
   Issuance of common stock in public
    offerings, net of offering costs:
    May and June 1992 at $8.00 per share           4,140      4      30,151                                                30,155
    November 1992 at $18.00 per share              3,380      3      57,028                                                57,031
   Exercise of stock options: July 1992
    through March 1993 at $0.01
    to $0.25 per share                               289                 21                                                    21
   Compensation related to exercised
    stock options                                                        75                                                    75
   Net loss                                                                                        (8,463)                 (8,463)
                                                 -------- -------   -------            ---------  --------                ---------
Balances, March 28, 1993                          16,309     16      87,882              (1,125)  (17,763)                 69,010
   Issuance of common stock in public
    offering, net of offering costs:
    December 1993 at $14.00 per share              3,680      4      48,488                                                48,492
   Exercise of stock options during year
    at $0.01 to $13.00 per share                     410                481                                                   481
   Compensation related to exercised
    stock options                                                       243                                                   243
   Exercise of options to purchase treasury
    stock and retirement of shares                  (375)            (1,125)               1,125                                0
   Net loss                                                                                       (18,653)                (18,653)
   Change in translation adjustment                                                                         $    56            56
                                                 -------- -------   -------            ---------  --------  --------     ----------
Balances, March 27, 1994                          20,024     20     135,969                    0  (36,416)       56        99,629
   Exercise of stock options during year
    at $0.01 to $4.00 per share                       83                 33                                                    33
   Compensation related to exercised
       stock options                                                     43                                                    43
   Net loss                                                                                       (33,629)                (33,629)
   Change in translation adjustment                                                                             708           708
                                                 -------- -------   -------                       --------  --------     ----------
Balances, March 26, 1995                          20,107     20     136,045                       (70,045)      764        66,784
   Exercise of stock options during year
    at $0.25 to $4.00 per share                       58                179                                                   179
   Common stock issued to purchase Bellcore
        technology                                  1,500      2      4,061                                                 4,063
   Net loss                                                                                       (17,593)                (17,593)
   Change in translation adjustment                                                                            (423)         (423)
                                                 -------- -------   -------                       --------  --------     ----------
Balances, March 31, 1996                          21,665     22     140,285                       (87,638)      341        53,010
   Exercise of stock options during year
    at $1.88 to $4.31 per share                       80                273                                                   273
   Net loss                                                                                       (15,888)                (15,888)
   Change in translation adjustment                                                                             954           954
                                                 -------- -------   -------                      ---------  --------     ----------
Balances, March 30, 1997                          21,745     22     140,558                      (103,526)    1,295        38,349

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         for the cumulative period from
              March 3, 1989 (date of inception) to March 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  Deficit
                                                                                                  Accumu-    Accumu-
                                                                              Notes               lated      lated
                                                                              Receiv-  Options    During     Other
                                                                     Addi-    able        to      the        Comprehen-
                                                    Common Stock    tional    from     Purchase   Develop-   sive
                                                                    Paid-in   Stock-   Treasury   ment       Income
                                                  Shares   Amount   Capital   holder    Stock     Stage      (Loss)        Totals
                                                 -------- --------  -------   -------  --------   ---------  ---------   ----------
Balances, March 30, 1997                          21,745       22    140,558                     (103,526)    1,295       38,349
   Exercise of stock options and warrants
    at $0.01 to $7.13 per share                    3,322        3     11,225  (4,862)                                      6,366
   Stock compensation                                                  1,775                                               1,775
   Net loss                                                                                       (24,486)               (24,486)
   Change in translation adjustment                                                                             958          958
                                                  -------  -------   -------  -------  -------   ---------   -------     ---------
Balances, March 29, 1998                          25,067       25    153,558  (4,862)            (128,012)    2,253       22,962
   Exercise of stock options during year
    at $0.01 to $8.88 per share                    1,655        2      5,764                                               5,766
   Stock compensation                                                    364                                                 364
   Issuance of common stock warrants                                   3,660                                               3,660
   Net loss                                                                                       (26,424)               (26,424)
   Beneficial conversion feature on
      preferred stock                                                  3,111                                               3,111
   Change in translation adjustment                                                                           (1,484)     (1,484)
                                                  -------  -------  --------  -------  -------    ---------   -------     ---------
Balances, March 28, 1999                          26,722    $  27   $166,457  (4,862)             (154,436)    $ 769      $ 7,955
   Exercise of stock options
    at $1.00 to $8.56 per share                      696        1      3,177                                                3,178
   Sale of stock to private investors              5,513        6     47,400                                               47,406
   Issuance of common stock warrants                                   1,372                                                1,372
   Conversion of preferred stock                   2,260        2      6,628                                                6,630
   Conversion of warrants                            393        0        291                                                  291
   Conversion of note payable                        305        0      1,540                                                1,540
   Stock compensation                                                    332                                                  332
   Stockholder lawsuit settlement                    950        1     29,449                                               29,450
   Net loss                                                                                        (69,146)               (69,146)
   Beneficial conversion feature on
    preferred stock                                                     (560)                                                (560)
   Change in translation adjustment                                                                             (603)        (603)
                                                  -------  -------  --------  -------  -------    ---------   -------     ---------
Balances, March 31, 2000                          36,839     $ 37   $256,086  $(4,862)     $0     $(223,582)  $  166      $27,845
                                                  =======  =======  ========  ======== =======    ==========  =======     =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Period from
                                                                 March 3,
                                                               1989 (date of                        Years Ended
                                                                inception)        ------------------------------------------------
                                                               to March 31,        March 31,         March 28,        March 29,
                                                                   2000               2000              1999             1998
                                                               --------------     -------------     -------------    -------------
Cash flows from operating activities:
   Net loss                                                    $  (223,582)       $   (69,146)      $   (26,424)     $   (24,486)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                  34,517              9,510             3,388            1,774
     Write-off of equipment                                         15,375                583
     Write-off of in-process technology                              6,211
     Compensation related to stock options                           3,891                331               364            1,775
     Non-cash charge related to acquisition of Danish subsidiary     2,245
     Non-cash charge from stockholder lawsuit settlement            29,450             29,450
     Equity in (Earnings) Losses of Joint Venture                    2,155                210              (270)           1,781
     Amortization of debt discount                                     641                586                55
     Changes in assets and liabilities:
       Receivables                                                    (767)              (718)              291             (998)
       Prepaid expenses and other current assets                    (2,476)            (1,445)              855             (552)
       Inventory                                                    (1,641)            (1,641)
       Accounts payable                                              6,081              4,485              (656)             404
       Accrued liabilities                                            (587)            (2,034)                2            1,152
       Deferred revenue                                              2,500                                                 2,500
                                                               --------------     -------------     -------------    -------------
         Net cash used in operating activities                    (125,987)           (29,829)          (22,395)         (16,650)
                                                               --------------     -------------     -------------    -------------
Cash flows from investing activities:
   Purchase of investments                                        (665,789)                                             (187,561)
   Maturities of long-term investments                             661,545                                               197,117
   Capital expenditures                                            (71,608)            (6,507)           (9,554)         (16,295)
   Sale of equipment                                                 1,269              1,269
   Other                                                              (222)
                                                               --------------     -------------     -------------    -------------
         Net cash used in investing activities                     (74,805)            (5,238)           (9,554)          (6,739)
                                                               --------------     -------------     -------------    -------------
Cash flows from financing activities:
   Property and equipment grants                                     6,421                                2,002
   Borrowings of long-term debt                                     25,452              5,450             4,500
   Payments of long-term debt:
     Product development loan                                         (482)
     Shareholder and director                                       (6,173)
     Other long-term debt                                          (12,668)              (434)             (397)          (1,301)
   Proceeds from issuance of common stock and warrants,
     net of issuance costs                                         201,132            52,216              5,766            6,366
   Proceeds from issuance of preferred stock and warrants,
     Series A, net of issuance costs                                 7,075                                7,075
   Proceeds from issuance of preferred stock and warrants,
     Series B, net of issuance costs                                 7,125                                7,125
                                                               --------------     -------------     -------------    -------------
         Net cash provided by financing activities                 227,882             57,232            26,071            5,065
                                                               --------------     -------------     -------------    -------------
Effect of foreign exchange rates on cash and cash equivalents       (2,534)               (63)              (68)          (1,108)
                                                               --------------     -------------     -------------    -------------
Increase (decrease) in cash and cash equivalents                    24,556             22,102            (5,946)         (19,432)
Cash and cash equivalents, beginning of period                           0              2,454             8,400           27,832
                                                               --------------     -------------     -------------    -------------
Cash and cash equivalents, end of period                       $    24,556        $    24,556       $     2,454      $     8,400
                                                               ==============     =============     =============    =============

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

         The Company began commercial production, shipment, and sales in February 2000. To achieve profitable operations, the Company must successfully develop, manufacture and market its products. There can be no assurance that any products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. The Company has sustained recurring losses related primarily to the development and marketing of its products. To fund operating losses, the Company has been dependent upon equity and debt financing from both corporate and institutional investors. Management believes that expanding sales in conjunction with current cash levels, committed equity and potential IDB funding will be adequate to meet minimum cash flows.

         During fiscal year 2000, the Company changed to a fiscal year ending on March 31, from a 52/53 week fiscal year. The change did not have a significant effect on the comparability of the Company's financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         DEPRECIATION AND AMORTIZATION:

         Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, generally three to five years. Building improvements are amortized over the lesser of their estimated useful life, generally five years, or the remaining lease term. The Company assesses its ability to recover the net book value of its long-term assets. The carrying value of assets determined to be impaired is written down to net

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         realizable value. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

         LONG-LIVED ASSETS:

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company had no impairment losses for the years ended March 31, 2000, March 28, 1999 and March 29, 1998.

         DEFERRED REVENUE:

         Deferred revenue relates to payments received from the Company's joint venture partner in Hanil Valence Co., Ltd. This amount will be recognized as income once significant product shipments commence from the joint venture. The Company anticipates that production by the joint venture will be sufficient to recognize a portion of this deferred revenue in fiscal 2001.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation (in thousands):

                                                                       Years Ended
                                          MARCH 31, 2000              MARCH 28, 1999            MARCH 29, 1998
                                          --------------              --------------            --------------
         Net loss available to
            common stockholders             $ (69,706)                 $ (29,289)                $ (24,486)

         Weighted average
            shares outstanding                  30,523                     25,871                    23,010

         Earnings per share,
            basic and diluted               $   (2.28)                 $   (1.13)                $   (1.06)

         Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 5,025,000, 6,472,000 and 4,983,000 in fiscal years ended March 31, 2000, March 28, 1999, and March 29, 1998, respectively.

         RECENT PRONOUNCEMENTS:

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

3.       PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS):

                                                                                        March 31,       March 28,
                                                                                           2000           1999
                                                                                     -------------    ------------
          Building and land                                                          $     8,520      $   8,627
          Leasehold improvements                                                           2,745          2,477
          Machinery and equipment                                                         33,476         31,942
          Office and computer equipment                                                    1,255          1,137
          Construction in progress                                                        15,531         13,954
                                                                                     -------------     ----------
              Total cost                                                                  61,527         58,137
          Less capital grants                                                             (5,450)        (5,664)
                                                                                     -------------     ----------
              Total cost, net of capital grants                                           56,077         52,473
          Less accumulated depreciation and amortization                                 (27,569)       (18,402)
                                                                                     -------------     ----------
                  Total cost, net of capital grants, depreciation and amortization   $    28,508       $ 34,071
                                                                                     =============     ==========

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       LONG-TERM DEBT (IN THOUSANDS):

                                                    March 31,        March 28,
                                                      2000              1999
                                                 -------------     ------------
          Equipment term loans                   $          -      $      33
          Facility loans                                4,339           4,792
                                                 -------------     ------------
                                                        4,339           4,825
          Less amounts due within one year               (402)           (423)
                                                 -------------     ------------
          Long-term debt due after one year       $     3,937       $   4,402
                                                 =============     ============

         EQUIPMENT TERM LOANS:

         In June 1999, the Company paid in full an equipment term loan outstanding with an institutional lender. The term loan had a fixed interest rate of 9.50% and was collateralized by certain of the Company's equipment.

         FACILITY LOANS:

         During fiscal 1995, a bank provided the Company a $2,500,000 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan of $1,439,000 at March 31, 2000, bears interest at 10.4% and is collateralized by the related building. The Company makes monthly principal payments of $14,000 plus accrued interest through November 2001, and a final principal payment of $1,161,000 is due December 2001.

         The Company also has a 15 year facility loan for the Northern Ireland building payable in equal monthly principal payments of $20,000 plus accrued interest. The facility term loan bears interest at an annually adjustable published interest rate index (7.375% at March 31, 2000) on the outstanding principal of $2,900,000 at March 31, 2000. The loan is collateralized by the related building.

         Principal payments on long-term debt at March 31, 2000 are due as follows (in thousands):

                                                      Facility and
                  Fiscal Year                          Term Loans
                                                     ----------------
                  2001                                $       402
                  2002                                      1,540
                  2003                                        285
                  2004                                        305
                  2005                                        325
                  Thereafter                                1,482
                                                     ----------------
                                                      $     4,339
                                                     ================

5.       LONG-TERM DEBT TO STOCKHOLDER:

         In July 1997, the Company entered in to an amended loan agreement with a stockholder and director which allows the Company to borrow, prepay and re-borrow up to the full $10,000,000 principal under the promissory note on a revolving basis and provided that the stockholder will subordinate its security interest to other lenders when new debt is obtained after the stockholder's loan is prepaid to zero. As of March 31, 2000, the Company had an outstanding balance of $9,950,000 under the loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at March 31, 2000) and is available through August 30, 2002.

         In conjunction with the amended loan agreement, the Company issued warrants to purchase 594,031 shares of common stock. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 31, 2000, a total of $640,713 has been charged to interest expense.

6.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental Disclosures of Noncash Investing and Financing Activities (in thousands):

                                                              Period from
                                                                March 3,
                                                               1989 (date
                                                                   of
                                                               inception)                   Twelve Months Ended
                                                                   to          ------------------------------------------
                                                               March 31,        March 31,        March 28,      March 29,
                                                                  2000            2000             1999            1998
                                                               -----------     ----------       ----------     ----------
       Acquisition of property, plant and equipment
           through grants and long-term debt                   $   7,957
       Acquisition of property and equipment through
           capitalized leases                                      1,459
       Exercise of warrants in cancellation of indebtedness          572
       Exercise of options to purchase treasury stock and
           retirement of treasury stock                            1,125
       Interest paid                                               5,028         $  373           $  452        $   515
       Return of equipment for extinguishment of debt                301
       Exchange of common stock for in-process technology          4,063
       Disposal of equipment fully reserved for in prior year      3,346             28
       Exercise of options with note receivable                    4,862                                        $ 4,862
       Beneficial conversion feature on preferred stock            3,425            560            2,865
       Fair value of warrants issued in connection with
           preferred stock                                         2,874                           2,874
       Fair value of warrants issued in connection with
           long-term debt to stockholder                             786                             786


7.       GRANT AGREEMENT AND OFFERS:

         During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers provide for an aggregate of up to (pound)25,600 ($40,960 as of March 31, 2000), to be available over a five-year period through October 31, 2001. As of March 31, 2000, the Company had remaining grants available of (pound)23,400 ($37,440). The IDB offers also provided a fully amortized 15-year mortgage to finance the purchase of a manufacturing plant, which the Company has utilized (see Note 4).

         As a condition to receiving funding from the IDB, the subsidiary must obtain a minimum of (pound)12,000 in debt or equity financing from the Company. Aggregate funding under the grants is limited to (pound)4,080 until the Company has recognized $4,000 in aggregate revenue from the sale of its batteries produced in Northern Ireland.

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

         The Company anticipates that it will be able to meet the requirements necessary for it to receive and retain grants under the IDB agreement and offers.

8.       COMMITMENTS AND CONTINGENCIES:

         LEASES:

         The Company leases approximately 4,200 square feet in Kirkland, Washington for the purpose of advanced materials research. The facilities are leased for a term of 36 months at a current monthly rental of $3,600. The lease expires September 30, 2001.

         Total rent expense for the years ended March 31, 2000, March 28, 1999 and March 29, 1998 was $76,000, $57,000, and $66,000 respectively.

         LITIGATION:

         We recently reached a settlement in a lawsuit by a class of persons who purchased our common stock between May 7, 1992 and August 10, 1994, alleging that we violated federal securities laws and seeking unspecified compensatory and punitive damages, attorneys' fees and costs for claimed misstatement of our stock price in the public offering and open market purchases of stock during that period. The complaint named us as a defendant as well as some of our present and former officers and directors, asserting that Valence and those individuals violated federal securities laws by misrepresenting and failing to disclose certain information about our business during the class period. On February 3, 2000 we entered into a settlement agreement, pursuant to which we delivered $1.3 million in cash to a settlement fund. In addition, we issued 950,000 shares of common stock to a wholly owned subsidiary, which has pledged these shares to secure our obligations under the settlement agreement. The escrow agent has full authority to sell or otherwise enter into transactions regarding these shares. Any proceeds from the sale of these shares shall be placed in the settlement fund. On May 8, 2000, the court approved the parties' settlement agreement and entered an order formally dismissing the case without presumption or admission of any liability or wrongdoing.

         In September 1998, Klockner Bartelt/Medipak, Inc. d/b/a/ Klockner Medipak ("Klockner") filed suit against the Company in the United States District Court for the Middle District of Florida (File No. 98-1844-Civ-7-24E) alleging breach of contract by the Company with respect to an agreement for the supply of battery manufacturing equipment, and claimed damages of approximately $2.5 million. On January 20, 1999, the Company filed a counterclaim against Klockner alleging breach of contract, breach of express warranty, breach of the implied warranty of merchantability, breach of the implied warranty of fitness for a particular purpose, and rescission and restitution and claimed compensatory damages to be determined at trial. On April 10, 2000, the court granted the parties' motion for a Stipulated Dismissal of Action With Prejudice pursuant to the parties' Settlement Agreement and Mutual General Release, and formally dismissed the case.

         In June 1998, we filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, we filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell Electric Manufacturing Company filed a first amended complaint again seeking damages of approximately $900,000. In April 2000, we prevailed on a motion for summary adjudication against Powell's claims for oral modification, promissory estoppel, and fraud. The matter is currently being tried in a jury trial. We intend to defend vigorously the claims against us.

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

         In June 1995, the Company entered into a non-exclusive license agreement with Bell Communication Research, Inc. ("Bellcore") to license Bellcore's plastic lithium battery technology. The Company acquired the technology for a total purchase price of $6,064,000, which consisted of 1,500,000 shares of Valence stock plus an initial payment of $2 million. In addition to the initial purchase price, the Company paid a $1 million payment to Bellcore in June 1997 and another $1 million payment in June 1998. An additional $1 million payment was due in each of June 1999 and June 2000. The Company was granted a "favored nations" clause in the original contract. The Company is in discussions with Bellcore to exercise its rights under the "favored nations" clause and accordingly has withheld the 1999 and 2000 payments pending outcome of the discussions.

         LETTERS OF CREDIT:

         At March 31, 2000, the Company had outstanding stand-by letters of credit totaling $550,000 secured by certificates of deposit in like amounts.

9.       STOCKHOLDERS' EQUITY:

         STOCK OPTIONS AND WARRANTS:

         The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options are exercisable as determined by the Board of Directors and are generally exercisable over a five-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1990 Plan upon an employee's termination. Vested options, not exercised within three months of termination, are also canceled and returned to the 1990 Plan. At March 31, 2000, the Company had 57,636 shares available for grant under the 1990 Plan.

         In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On the anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the 1996 Non-Employee Director's Stock Option Plan will start receiving annual grants on anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. As of March 31, 2000, a total of 603,224 options have been granted to three directors under this plan.

         In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options are exercisable as determined by the Board of Directors and are generally exercisable quarterly over a three-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. At March 31, 2000, the Company had 1,507,186 shares available for grant under

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         the 1997 Plan. Options granted to consultants and non-employee members of the Board of Directors are accounted for using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         Prior to adopting the 1990 Stock Option Plan, the Board of Directors had granted options to three employees of the Company to purchase a total of 850,000 shares of common stock. Additionally, in fiscal 1992 the Company granted options to purchase a total of 330,000 shares of common stock to certain directors and employees. These options vest over five years with 20% becoming exercisable after the first year, with an additional 20% becoming exercisable after the second year, and an additional 5% becoming exercisable every three months thereafter. The options expire ten years from the date of grant.

         On January 1, 1998, the Company granted options to Mr. Dawson, the Company's Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Stock Option Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750.88 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Since the issuance date (the "Issuance Date") of the Dawson Notes (March 5, 1998), the largest aggregate amounts of indebtedness outstanding at any time under Dawson Note One and Dawson Note Two (up to the filing date of this Form 10-K) were $3,769,192 and $1,711,988, respectively. As of May 31, 2000, amounts of $3,769,192 and $1,711,988 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. Purchased shares for which the underlying options have not vested are subject to repurchase by the Company. As of May 31, 2000, all of the shares in the underlying options had vested.

         The fair value of each option grant is estimated at the date of grant using the Black-Sholes pricing model with the following weighted average assumptions for grants in fiscal years 2000, 1999, and 1998:

                                            2000          1999        1998
                                          ----------  -----------  -----------
         Risk-free Interest Rate            6.05%        5.14%        5.65%
         Expected Life                    4.34 years   4.58 years  2.17 years
         Volatility                        81.10%        74.40%      71.80%
         Dividend Yield                       -            -            -

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Aggregate option activity is as follows (in thousands):

                                                      Outstanding Options
                                                 ------------------------------
                                                 Number of     Weighted Avg.
                                                  Shares      Exercise Price
                                                 ---------    --------------
         Balances, March 28, 1993                  2,699          $2.54
                  Granted                            536         $13.63
                  Exercised                         (410)         $1.17
                  Canceled                          (398)        $12.03
                                                 --------
         Balances, March 27, 1994                  2,427          $3.67
                  Granted                          1,758          $3.86
                  Exercised                          (83)         $0.40
                  Canceled                        (1,400)         $8.02
                                                 --------
         Balances, March 26, 1995                  2,702          $1.64
                  Granted                            498          $4.71
                  Exercised                          (58)         $3.09
                  Canceled                          (140)         $2.85
                                                 --------
         Balances, March 31, 1996                  3,002          $2.06
                  Granted                          1,126          $5.21
                  Exercised                          (80)         $3.41
                  Canceled                           (20)         $6.59
                                                 --------
         Balances, March 30, 1997                  4,028          $3.14
                  Granted                          1,649          $4.50
                  Exercised                       (2,100)         $2.70
                  Canceled                          (404)         $5.68
                                                 --------
         Balances, March 29, 1998                  3,173          $4.07
                  Granted                          2,358          $5.96
                  Exercised                       (1,655)         $3.34
                  Canceled                        (1,300)         $5.35
                                                 --------
         Balances, March 28, 1999                  2,576          $5.57
                  Granted                          1,322          $9.00
                  Exercised                         (686)         $4.28
                  Canceled                           (19)         $5.47
                                                 --------
         Balances, March 31, 2000                  3,183
                                                 ========

         At March 31, 2000, March 28, 1999, and March 29, 1998, vested options to purchase 1,412,000, 908,000 and 2,273,000 shares, respectively, were unexercised. The weighted average fair value per share of those options granted in 2000, 1999, and 1998 was $7.24, $3.35, and $2.23 respectively.

         The following table summarizes information about fixed stock options outstanding at March 31, 2000 (shares in thousands):

                                 Options Outstanding                           Options Exercisable
             --------------------------------------------------------    ------------------------------
                                          Weighted Average   Weighted                        Weighted
                Range of                     Remaining       Average                          Average
                Exercise      Number      Contractual Life   Exercise       Number           Exercise
                 Prices     Outstanding       (years)         Price       Exercisable          Price
             -------------  -----------   ----------------   --------    ------------       -----------
             $1.00 - $1.88         .125         5.01         $ 1.88               .125        $ 1.88
             $2.62 - $3.81       92             6.12         $ 3.71             70            $ 3.70
             $4.12 - $6.06    1,343             8.31         $ 4.78            759            $ 4.84
             $6.31 - $8.88    1,550             8.87         $ 6.95            570            $ 6.98
             $9.00 -$34.63      198             9.86         $27.76             13            $29.84
                            -----------   ----------------   --------    ------------       -----------
                              3,183             8.61          $7.04          1,412            $ 5.88

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         At March 31, 2000, the Company has reserved 5,025,000 shares of common stock for the exercise of stock options and warrants.

         The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2000, 1999, and 1998 consistent with the provisions of SFAS 123, the pro forma net income would have been reported as follows (in thousands):

                                                                          2000            1999           1998
                                                                     -------------     ----------    -----------
         Net loss available to stockholders - as reported             $ (69,706)       $ (29,289)    $ (24,486)
         Net loss available to stockholders - pro forma                 (73,781)         (31,896)      (27,422)
         Net loss available to stockholders per share - as reported       (2.28)           (1.13)        (1.06)
         Net loss available to stockholders per share - pro forma         (2.42)           (1.23)        (1.19)

         MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A mandatorily redeemable convertible preferred stock ("Series A preferred stock") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $425,000. In December 1998, the Company completed the equity portion of the financing arrangements, issuing 7,500 shares of Series B mandatorily redeemable convertible preferred stock ("Series B preferred stock") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $375,000. The Series A preferred stock and Series B preferred stock accrete at an annual rate of 6% per year, and are convertible into common stock based upon defined conversion formulas. The remaining $10 million of the financing arrangements is in the form of a line of credit arrangement (Note 5).

         Under the terms of the certificate of designations of the preferred stock and the warrants, the preferred stock investor may not convert the preferred stock or exercise the warrants if after by doing so the investor will own more than 4.9% of the Company's common stock.

         In connection with the issuance of Series A and Series B preferred stock, the Company issued warrants to purchase 895,522 shares of common stock to the Series A and B investor. The warrants are exercisable at a purchase price of $6.78 per share and expire in July 2003. In addition, the Company issued warrants to purchase 175,000 shares of common stock to the placement agent. The warrants are exercisable at a price of $4.94 per share and also expire in July 2003. The warrants have a fair value of $2.9 million using the Black Scholes valuation method and were recorded as a component of common stock.

         During October 1999, the Series A investor elected to convert all 7,500 shares of their Series A Convertible Participating Preferred Stock. These 7,500 shares of Series A stock, including the accreted redemption value through the date of conversion, converted to 1,334,764 shares of our common stock.

         The Series B investor elected to convert 4,000 shares of their Series B Convertible Participating Preferred Stock during September and November of 1999. These 4,000 shares of Series B stock, including the accreted redemption value through the dates of conversion, converted to 925,652 shares of our common stock.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Changes in the Series A and Series B preferred stock during fiscal 2000 and 1999 are as follows (in thousands):

                                                                   2000            1999
                                                                 ---------       -------
       Balance at beginning of year                              $ 4,514         $    -
          Issuance of Series A preferred stock, net of issuance
             costs of $425 and allocation to warrants of $1,138        -           5,937
          Beneficial conversion feature                                -          (1,708)
          Accretion to redemption value                              232             285
          Conversion to common stock                              (4,746)              -
                                                                 ---------       --------
       Balance at end of year                                    $      -        $  4,514
                                                                 =========       ========

       Balance at beginning of year                              $ 3,702         $    -
          Issuance of Series B preferred stock, net of issuance
             costs of $375 and allocation to warrants of $1,736        -           5,389
          Beneficial conversion feature                                -          (4,267)
          Dividend related to beneficial conversion feature
             of preferred stock                                        -           2,468
          Accretion to redemption value                              328             112
          Conversion to common stock                              (1,884)              -
                                                                 ---------       --------
       Balance at end of year                                    $ 2,146         $  3,702
                                                                 =========       ========


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

         OTHER WARRANTS:

         In connection with certain borrowings from a stockholder and director, the Company issued a total of 1,353,000 warrants for the purchase of common stock with exercise prices of between $4.00 and $6.40 per share, subject to certain adjustments. In fiscal 1992, a total of 130,000 warrants were exercised at an exercise price of $4.40 per share payable through the cancellation of $520,000 of indebtedness including accrued interest. The warrants expired on the earlier of the effective date of a reorganization of the Company, as defined, or July 31, 1997. The warrants were deemed to have a nominal value at their date of issuance. In fiscal 1998, the remaining 1,223,000 warrants were exercised at $4.00 per share.

10.      INCOME TAXES:

         There was no provision for income taxes for fiscal years 2000, 1999, or 1998. The provision for income taxes differs from the amount computed by applying the federal statutory rate to the loss before income taxes as follows:

                                                             Year Ended:
                                                ----------------------------------
                                                March 31,   March 28,    March 29,
                                                  2000        1999         1998
                                                ---------   ---------   ----------
         Federal tax at statutory rate              34%        34%           34%
         Change in valuation allowance             (34)       (34)          (34)
                                                ---------   ---------   ----------
             Tax provision                            -          -            -
                                                =========   =========   ==========


         The components of the net deferred tax asset as of March 31, 2000 and March 28, 1999 were as follows (in thousands):

                                                               March 31,         March 28,
                                                                2000               1999
                                                              -----------       -----------
         Current assets:
             Accrued liabilities                               $    836          $     376
             Valuation allowance                                   (836)              (376)
                                                              -----------       -----------
                                                               $      -          $       -
                                                              ===========       ===========
         Noncurrent assets:
             Depreciation and amortization                     $  1,005          $   2,209
             Research and development credit carryforwards          719                719
             Net operating loss carryforwards                    42,433             23,633
             Stockholder litigation                              10,224                  -
             Valuation allowance                                (54,381)           (26,561)
                                                              -----------       -----------
                                                               $      -          $       -
                                                              ===========       ===========

         At March 31, 2000, the Company had federal operating loss carryforwards available to reduce future taxable income of approximately $125,000,000.

         The carryforwards expire between 2008 to 2020, if not used before such time to offset future taxable income.

         For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.      DEVELOPMENT CONTRACT:

         In March 1991, the Company, its Danish subsidiary, and Delphi Automotive Systems Group of General Motors (Delphi, formerly known as Delco Remy Division) ("Delphi") entered into a development agreement whereby the Company and its Danish subsidiary (the "Contractors") agreed to carry out research and development on batteries with an emphasis on vehicular and load leveling/peak sharing applications.

         In September 1994, the Company and Delphi signed a new five year agreement to combine efforts in developing the Company's rechargeable solid state lithium polymer battery technology. Under the agreement, Delphi and the Company combined their research and development activities in a facility in Henderson, Nevada. The facility is owned by the Company, with Delphi paying a fee of $50,000 per month over the five year term of the new agreement for access to the Company's research and development (of which $0, $100,000, and $600,000 was recognized during fiscal 2000, 1999, and 1998, respectively, as an offset to research and product development expenses), as well as Delphi contributing to a portion of the facility's operating costs over the term of the five year agreement.

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

12.      EMPLOYEE BENEFIT PLAN:

         The Company has a 401(k) plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan provides for the tax deferral of compensation by all eligible employees. All United States employees meeting certain minimum age and service requirements are eligible to participate under the Plan.

         Under the Plan, participants may voluntarily defer up to 25% of their paid compensation, subject to specified annual limitations. The Plan does not provide for, and the Company has not made, contributions under the Plan.

13.      JOINT VENTURE AGREEMENTS:

         In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom will market the joint venture's initial products for a period of several years, depending on the market. The Company accounts for the joint venture using the equity method. At March 31, 2000, the joint venture had net equity and net loss of approximately $5,179,000 and $420,000, respectively. The proportionate share of the joint venture's income (losses) are recorded in the statements of operations as non-operating income (losses).

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Following is a summary of the operating results and financial position of the joint venture (in thousands):

                                                       Years ended March 31,

                                                         2000         1999
                                                      ---------     ---------
         Operations:
            Net sales                                  $   256       $    -
            Net income (loss)                          $  (420)      $   539

         Financial position:
            Current assets                             $ 1,565       $ 3,758
            Noncurrent assets                           32,815        26,180
                                                       --------      --------
                                                       $34,380       $29,938
                                                       ========      ========
            Current liabilities                        $13,061       $ 5,474
            Noncurrent liabilities                      16,140        19,408
            Shareholders' equity                         5,179         5,056
                                                       --------     --------
                                                       $34,380       $29,938
                                                       ========     ========

         The Company and Alliant Techsystems Inc. ("Alliant") signed an agreement in October 1996, to establish a joint venture company. The Company is expected to supply the electrode laminate materials that are key to manufacturing high performance batteries. The Company will account for the joint venture using the equity method. At March 31, 2000, the Company's investment in the joint venture was nil, which is equal to the cost basis of the technology contributed by the Company. The net assets and operations of the joint venture were not material.

14.      SEGMENT INFORMATION:

         The Company conducts its business in one operating segment and uses only one measurement of profitablity. Long-lived asset information by geographic area at March 31, 2000 and March 28, 1999 is as follows (in thousands):

                                                                  2000           1999
                                                               ----------     -----------
           United States                                        $  4,851        $ 5,502
           International (primarily Northern Ireland)             23,657         28,569
                                                               ----------     -----------
           TOTAL                                                $ 28,508       $ 34,071
                                                               ==========     ===========

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.      SUBSEQUENT EVENTS:

         During June 2000 the Company entered into separate private placement funding arrangements with Acqua Wellington Value Fund Ltd.("Acqua Wellington"), an institutional investor, and Carl E. Berg ("Mr. Berg"), a principal stockholder and director of the Company, for an equity investment commitment totaling $25 million. Acqua Wellington funded $12.5 million on June 29th by the purchase of 846,665 shares of common stock and a warrant to purchase 169,333 shares, exercisable at $18.45 per share. The remaining $12.5 million is in the form of a binding commitment from Mr. Berg for funding through the fiscal year end. The draw down of this Berg commitment is at the Company's option. Only the institutional investor has registration rights on its shares. The Company has agreed to file a registration statement with respect to the Acqua Wellington shares, to be effective within 120 days of closing.

         On February 3, 2000 we entered into a settlement agreement, pursuant to which we delivered $1.3 million in cash to a settlement fund. In addition, we issued 950,000 shares of common stock to a wholly owned subsidiary, which has pledged these shares to secure our obligations under the settlement agreement. The escrow agent has full authority to sell or otherwise enter into transactions regarding these shares. Any proceeds from the sale of these shares shall be placed in the settlement fund. On May 8, 2000, the court approved the parties' settlement agreement and entered an order formally dismissing the case without presumption or admission of any liability or wrongdoing.