Form 10-Q
period 2000-06-03
VALENCE TECHNOLOGY INC
filed 2000-08-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                       77-0214673
 --------------------------------------       ----------------------------------
 (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or                             Identification No.)
          organization)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                     37,831,097 shares
-------------------------------         -------------------------------------
           (Class)                         (Outstanding at August 8, 2000)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000




                                      INDEX

                                                                                               PAGES

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of
              June 30, 2000 and March 31, 2000..................................................3

              Condensed Consolidated Statements of Operations and Comprehensive
              Loss for the period from March 3, 1989 (date of inception) to June
              30, 2000 and for each of the three
              month periods ended June 30, 2000 and June 27, 1999...............................4

              Condensed Consolidated Statements of Cash Flows for the period from March 3, 1989 (date of inception) to June 30, 2000 and for each of the three month periods
              ended June 30, 2000 and June 27, 1999.............................................5

              Notes to Condensed Consolidated Financial Statements..............................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................................11

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................22


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings................................................................23

   Item 6.    Exhibits and Reports on Form 8-K.................................................23

SIGNATURE .....................................................................................24

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)
                                      -----
                                                                                  June 30, 2000               March 31, 2000
                                                                               --------------------          ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  21,324                  $     24,556
     Receivables                                                                         3,139                         1,869
     Inventory                                                                           2,809                         1,641
     Prepaid and other current assets                                                      600                         1,597
                                                                               --------------------          ------------------
                  Total current assets                                                  27,872                        29,663

Property, plant and equipment, net                                                      28,189                        28,508
Investment in joint venture                                                                  0                           345
                                                                               --------------------          ------------------
                           Total assets                                              $  56,061                  $     58,516
                                                                               ====================          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                               $     390                  $        402
     Accounts payable                                                                    2,252                         6,060
     Accrued expenses                                                                    2,973                         2,882
     Accrued royalties and license fees                                                  2,281                         2,000
     Grant payable                                                                       1,823                         1,923
     Accrued compensation                                                                  391                           389
                                                                               --------------------          ------------------
                  Total current liabilities                                             10,110                        13,656

Deferred revenue                                                                         2,500                         2,500
Long-term debt, less current portion                                                     3,711                         3,937
Long-term debt to stockholder                                                            8,595                         8,432
                                                                               --------------------          ------------------
                           Total liabilities                                            24,916                        28,525
                                                                               --------------------          ------------------

Commitments and contingencies (Note 6)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series B, $0.001 par value, Issued and outstanding:  3,500
       shares at June 30, 2000 and March 31, 2000, respectively                          2,198                       2,146
         (Liquidation value: $3,815)

Stockholders' Equity
Common stock, $0.001 par value, authorized: 100,000,000 shares,
  Issued and outstanding: 37,698,639 and 36,838,631 shares
      at June 30, 2000 and March 31, 2000, respectively                                     38                          37
Additional paid-in capital                                                             268,689                     256,086
Notes receivable from stockholder                                                       (4,862)                     (4,862)
Deficit accumulated during the development stage                                      (232,828)                   (223,582)
Accumulated other comprehensive income (loss)                                           (2,090)                        166
                                                                               --------------------          ------------------
         Total stockholders' equity                                                     28,947                      27,845
                                                                               --------------------          ------------------
             Total liabilities, mandatorily redeemable convertible
                   preferred stock and stockholders' equity                    $        56,061               $      58,516
                                                                               ====================          ==================

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

                                       Period from
                                       March 3, 1989
                                         (date of                    Three Months Ended
                                        inception)
                                         through
                                      June 30, 2000           June 30, 2000        June 27,1999
                                    -------------------     ------------------   -----------------
Revenue:
  Research and development contracts      $  21,605               $   -               $  -
  Battery and laminate sales                  3,518                 2,000                -
                                          -----------             ----------          ---------
           Total revenue                     25,123                 2,000

Cost of Sales                                 5,579                 5,579                -
                                         ------------            -----------          --------
Gross Margin                                 19,544                (3,579)               -
                                         ------------            -----------          --------

Costs and expenses:
   Research and product
     development                            102,894                 1,256               4,292
   Marketing                                  4,036                   102                  58
   General and administrative                53,325                 1,341               1,219
   Depreciation and amortization             37,010                 2,493               2,182
   Write-off of in-process
       technology                             8,212                   -                  -
   Investment in Danish subsidiary            3,489                   -                  -
   Factory start-up costs                     3,171                   -                  -
   Special charges                           18,872                   -                  -
                                          -----------             ----------          ---------
           Total costs and expenses         231,009                 5,192               7,751
                                          -----------             ----------          ---------
       Operating loss                      (211,465)               (8,771)             (7,751)

Stockholder lawsuit settlement              (30,061)                  -                  -
Interest and other income                    18,401                   299                  82
Interest expense                             (7,203)                 (429)               (354)
Equity in loss of joint venture              (2,500)                 (345)               (168)
                                          -----------             ----------          ---------
Net loss                               $   (232,828)                (9,246)            (8,191)
                                          ===========
Beneficial conversion feature
  on preferred stock
                                                                  $   (53)            $  (219)
                                                                  ----------          ---------
Net loss available to common
  stockholders                                                     (9,299)             (8,410)
                                                                  ==========          =========
Other comprehensive loss:
   Net loss                                                       $(9,246)           $ (8,191)
   Change in foreign currency
      translation adjustments                                     $(2,256)           $   (614)
                                                                  ----------          ---------
         Comprehensive loss                                       (11,502)             (8,805)
                                                                  ==========          =========
Net loss per share available to
common stockholders, basic and diluted                            $ (0.25)           $  (0.31)
                                                                  ==========          =========

Shares used in computing net loss
per share available to common
stockholders, basic and diluted                                    36,856              26,736
                                                                  ==========          =========

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

                                                                  Period from
                                                                 March 3, 1989             Three Months            Three Months
                                                              (date of inception)             Ended                    Ended
                                                                    through                  June 30,                June 27,
                                                                 June 30, 2000                 2000                    1999
                                                              ---------------------     -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                     $     (232,828)            $     (9,246)           $     (8,191)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                      37,010                    2,493                   2,182
     Write-off of equipment                                             15,375                      -                       -
     Write-off of in-process technology                                  6,211                      -                       -
     Compensation related to stock options                               3,891                      -                       -
     Non-cash charge related to acquisition of Danish subsidiary         2,245                      -                       -
     Non-cash charge from stockholder lawsuit settlement                29,450                      -                       -
     Equity in losses of joint venture                                   2,500                      345                     168
     Amortization of debt discount                                         804                      163                      98
     Changes in assets and liabilities:
       Receivables                                                      (2,115)                  (1,348)                    142
       Prepaid expenses and other current assets                        (1,482)                     994                      90
       Inventory                                                        (2,809)                  (1,168)                    -
       Accounts payable                                                  2,445                   (3,636)                   (372)
       Accrued liabilities                                                (192)                     395                    (155)
       Deferred revenue                                                  2,500                      -                       -
                                                                   --------------             -----------            ------------
         Net cash used in operating activities                        (136,995)                 (11,008)                 (6,038)
                                                                   --------------             -----------            ------------
Cash flows from investing activities:
   Purchase of long-term investments                                  (665,789)                     -                       -
   Maturities of long-term investments                                 661,545                      -                       -
   Capital expenditures                                                (75,591)                  (3,983)                   (601)
   Sale of equipment                                                     1,269                      -                       -
   Other                                                                  (222)                     -                       -
                                                                   --------------             -----------             ------------
         Net cash used in investing activities                         (78,788)                  (3,983)                   (601)
                                                                  --------------              -----------             ------------
Cash flows from financing activities:
   Property and equipment grants                                         6,421                      -                       -
   Borrowings of long-term debt                                         25,452                      -                     5,450
   Payments of long-term debt:
     Product development loan                                             (482)                     -                       -
     Stockholder and director                                           (6,173)                     -                       -
     Other long-term debt                                              (12,763)                     (95)                   (129)
     Proceeds from issuance of common stock and warrants,
        net of issuance costs                                          213,788                   12,656                     105
     Proceeds from issuance of preferred stock, Series A,
        net of issuance osts                                             7,075                      -                       -
     Proceeds from issuance of preferred stock, Series B,
        net of issuance costs                                            7,125                      -                       -
                                                                   --------------             -----------             ------------
                Net cash provided by financing activities              240,443                   12,561                   5,426

Effect of foreign exchange rates on cash and cash                                                  (802)                    (17)
equivalents                                                             (3,336)
                                                                   --------------             -----------             ------------
Increase (decrease) in cash and cash equivalents                        21,324                   (3,232)                 (1,230)
Cash and cash equivalents, beginning of period                           -                       24,556                   2,454
                                                                   --------------             -----------             ------------

Cash and cash equivalents, end of period                        $       21,324             $     21,324            $      1,224
                                                                   ==============             ===========             ============

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          These  interim  condensed   consolidated   financial   statements  are
          unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries (the "Company") as of June 30, 2000, its consolidated results of operations for the period from March 3, 1989 (date of inception) to June 30, 2000 and for each of the three-month periods ended June 30, 2000 and June 27, 1999, and the consolidated cash flows for each of the three-month periods ended June 30, 2000 and June 27, 1999, and for the period from March 3, 1989 (date of inception) to June 30, 2000. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. The results for the three-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The year end condensed consolidated balance sheet data as of March 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are on deposit in multiple banks and with an investment counsel, and are primarily comprised of money market funds and government securities.

         INVENTORIES:

         Inventories are stated at the lower of cost or market. The Company utilizes the first-in, first-out ("FIFO") inventory method.

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

         LONG-LIVED ASSETS:

         The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the difference between the amount of the discounted cash flows and the carrying amount of the asset. The Company had no impairment losses for the quarter ended June 30, 2000.

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


3.       INVENTORIES:

         Inventories consist of the following:
                                               June 30, 2000     March 31, 2000
                                              ---------------   ---------------
                  Raw materials                  $   685           $   423
                  Work-in-process                  2,124             1,218
                                              ---------------   ---------------
                  Total                          $ 2,809           $ 1,641
                                              ===============   ===============

4.       EARNINGS PER SHARE:

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

         The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation (in thousands):

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                  JUNE 30, 2000                JUNE 27, 1999
                                                                  -------------                -------------
         Net loss available
           to common stockholders                                 $    (9,299)                 $  (8,410)

         Weighted average
           shares outstanding                                          36,856                      26,736

         Earnings per share,
           basic and diluted                                      $     (0.25)                  $   (0.31)

         Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 5,426,000 and 6,955,000 for the three months ended June 30, 2000 and June 27, 1999, respectively.

5.       LONG-TERM DEBT TO STOCKHOLDER:

         In July 1997, the Company entered into an amended loan agreement with a stockholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when new debt is obtained after the stockholder's loan is prepaid to zero. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at June 30, 2000) and is available through August 30, 2002. As of June 30, 2000, a total of $1,201,979 has been charged to interest expense.

         In conjunction with the amended loan agreement, the Company issued warrants to purchase 594,031 shares of common stock. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt which is amortized as interest expense over the term of the line of credit. As of June 30, 2000, a total of $803,349 has been charged to interest expense.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)


6.       COMMITMENTS AND CONTINGENCIES:

         LITIGATION:

         In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, the Company filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell filed a first amended complaint again seeking damages of approximately $900,000. In April 2000, we prevailed on a motion for summary adjudication against Powell's claims for oral modification, promissory estoppel, and fraud. On July 7, 2000 we entered into a settlement agreement which specified that the Company pay Powell the sum of $370,000. Payment was made on July 17, 2000, and on July 20, 2000 the court entered a formal dismissal with prejudice pursuant to the terms of the settlement.

7.       SEGMENT INFORMATION:

         The Company conducts its business in one operating segment and uses only one measurement of profitability.

         Long-lived asset information by geographic area at June 30, 2000 and March 31, 2000 is as follows (in thousands):

                                                                          June 30, 2000         March 31, 2000
                                                                          ---------------     -------------------
                  United States                                             $  4,821              $  4,851
                  International (primarily Northern Ireland)                  23,368                23,657
                                                                          ---------------     -------------------
                  Total long-lived assets                                    $28,189              $ 28,508
                                                                          ===============     ===================

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (unaudited)


8        RECENT ACCOUNTING PRONOUNCEMENTS:

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

         SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS"

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management has not yet completed an analysis of the impact that SAB 101 will have on the Company's current revenue recognition practices.

9.       SUBSEQUENT EVENTS:

         On July 7, 2000, the Company entered into an agreement in settlement of a lawsuit against Powell Electrical Manufacturing Company. The Company paid Powell $370,000 on July 17, 2000, and on July 20, 2000 the court entered a formal dismissal with prejudice pursuant to the terms of the settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the progress of our research and development activities, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our joint venture relationships, the status of the development of our products and their anticipated performance and customer acceptance and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks in product and technology development, the effect of the Company's accounting policies and the other risks discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed in our Annual Report on Form 10-K and the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. The results for the three-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first quarter of fiscal 2001, the Company recorded its first significant commercial sales. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. Substantially all revenues prior to the first quarter of fiscal 2001, have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation, which expired in May 1998. The Company has incurred cumulative losses of $232,828,000 from its inception to June 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 (FIRST QUARTER OF FISCAL 2001) AND JUNE 27, 1999 (FIRST QUARTER OF FISCAL 2000).

REVENUE. Revenue from battery and laminate sales totaled $2,000,000 for the first quarter of fiscal 2001. The Company did not record sales revenue in the corresponding period of fiscal 2000. This is the first quarter of significant sales revenue and signifies the Company's movement from research and development to manufacturing.

COST OF SALES. The cost of sales for the first quarter of fiscal 2001 was $5,579,000. The Company did not record cost of sales in the first quarter of fiscal 2000 as the Company was primarily a research and development enterprise.

RESEARCH AND PRODUCT DEVELOPMENT. Research and development expenses were $1,256,000 and $4,292,000 during the three-month periods ended June 30, 2000 and June 27, 1999, respectively. The decreased expenditures reflect the Company's transition from research and development to manufacturing.

MARKETING. Marketing expenses were $102,000 and $58,000 for the first quarter of fiscal years 2001 and 2000, respectively. The increased expenditures are primarily the result of an increase in the work force combined with extensive travel for the purpose of product presentation to potential customers.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,341,000 and $1,219,000 for the first three months of fiscal year 2001 and fiscal year 2000, respectively. The increase between comparable periods is due primarily to higher expenditures for international travel and legal services.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2,493,000 and $2,182,000 for the first quarter of fiscal year 2001 and fiscal year 2000, respectively. Increased capital expenditures in previous periods has caused depreciation to rise accordingly.

INTEREST AND OTHER INCOME. Interest and other income was $299,000 for the first quarter of fiscal 2001 as compared to $82,000 for the same period in fiscal 2000. The increase primarily results from additional funds being available for investment.

INTEREST EXPENSE. Interest expense was $429,000 and $354,000 during the three month periods ending June 30, 2000 and June 27, 1999, respectively. This increase is a result of interest accrued on long term debt. The debt reached its current level at the end of the first quarter of fiscal 2000.

EQUITY IN LOSSES OF JOINT VENTURE. Joint venture loss was $345,000 for the first quarter of fiscal 2001 as compared to a loss of $168,000 for the comparable period in fiscal 2000. The joint venture losses for the first quarter of fiscal 2001 and fiscal 2000 are primarily due to pre-production costs, interest expense and foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $11,008,000 net cash for operating activities during the first three months of fiscal year 2001 compared to using $6,038,000 during the first three months of fiscal year 2000, an increase between comparable periods of $4,970,000. This increase resulted primarily from the intensification of efforts to complete product development, expand and train production staff, expand marketing staff and efforts, and completing engineering efforts on production facilities. Additionally, the overall account payable balance was reduced by over $3.6 million during the first quarter due to the timing of payments, and the Company does not anticipate a significant change in account balances during the next quarter.

During the three months ended June 30, 2000, the Company used $3,983,000 net cash from investing activities compared to $601,000 during the three months ended June 27, 1999, an increased usage of $3,382,000 between comparable periods. The usage in both periods was comprised solely of capital expenditures.

The Company provided $12,561,000 net cash from financing activities during the first quarter of fiscal year 2001 compared to $5,426,000 during the first quarter of fiscal year 2000. This increase of $7,135,000 resulted primarily from the sale of common stock to an institutional investor.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $3,232,000 during the three months ended June 30, 2000, whereas it had a net decrease in cash and cash equivalents of $1,230,000 during the three months ended June 27, 1999.

During June 2000 the Company entered into separate private placement funding arrangements with Acqua Wellington Value Fund Ltd.("Acqua Wellington"), an institutional investor, and Carl E. Berg ("Mr. Berg"), a principal stockholder and director of the Company, for an equity investment commitment totaling $25 million. Acqua Wellington funded $12.5 million on June 29th by the purchase of 846,665 shares of common stock and a warrant to purchase 169,333 shares, exercisable at $18.45 per share. The remaining $12.5 million is in the form of a binding commitment from Mr. Berg for funding through the fiscal year end. The draw down of Mr. Berg's commitment is at the Company's option.

During fiscal year 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to (pound)25.6 million (approximately $38.7 million), generally become available over a five year period through October 31, 2001. As of June 30, 2000, the Company had received grants aggregating (pound)4.1 million (approximately $6.2 million), reducing remaining grants available to (pound)21.5 million (approximately $32.5 million).

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $18.1 million) in debt or equity financing from the Company. Aggregate funding under the grants was limited to (pound)4.1 million (approximately $6.2 million) until the Company had recognized $4.0 million in aggregate revenue from the sale of its batteries produced in Northern Ireland. An amendment to the agreement with the IDB permits the Company to receive (pound)500,000 (approximately $756,000) after achieving sales of batteries manufactured by the Northern Ireland operation of at least $1.5 million. An additional (pound)500,000 (approximately $756,000) is available when the total related sales reach $2.5 million. It is anticipated that the Company will qualify during the next quarter to apply for both of these grants. Further applications for additional available grants are anticipated to be filed during the third quarter of this fiscal year.

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

The major components of construction in progress with their estimated costs and start dates are as follows: mixing, coating, etching, laminating and slitting equipment, $2,543,000, March 1997; assembly equipment, $9,940,000, March 1994; extraction, packaging, and conditioning equipment, $400,000, August 1993; and factory improvements and miscellaneous equipment, $660,000, June 1997. The estimated completion date for these major categories of construction in progress is the end of the fourth quarter of fiscal 2001. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL. At June 30, 2000, we had cash and cash equivalents of $21,324,000. In addition, we have the ability to draw down up to $12.5 million under the Berg financing and anticipate the availability of a portion of our IDB grant funds during fiscal 2001. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from IDB grants and from the Berg financing, we believe that will have sufficient financing through fiscal 2001 to complete funding of planned capital expansion, research and product development, marketing and general and administrative expenses. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer (OEM) relationships, market conditions, joint venture and business opportunities or our failure to receive sufficient IDB grant funds. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2001. We cannot assure you that additional funds for these purposes, whether from equity or debt financing agreements, will available on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse effect on our operations and financial condition.

At June 30, 2000, we had cash and cash equivalents of $21,324,000. In addition, we have the ability to draw down up to $12.5 million under the Berg financing and anticipate the availability of a portion of our IDB grant funds during fiscal 2001. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from IDB grants and from the Berg financing, we believe that will have sufficient financing through fiscal 2001 to complete funding of planned capital expansion, research and product development, marketing and general and administrative expenses. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer (OEM) relationships, market conditions, joint venture and business opportunities or our failure to receive sufficient IDB grant funds. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2001. We cannot assure you that additional funds for these purposes, whether from equity or debt financing agreements, will available on favorable terms, if at all.
                                  RISK FACTORS

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

OUR LIMITED ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES MAY PREVENT US FROM FULFILLING EXISTING ORDERS WHICH MAY HARM OUR BUSINESS. At the present time our ability to sell and ship product is limited. We currently have three outstanding unfilled purchase orders for our batteries and are actively soliciting additional purchase orders. We presently have limited quantities of batteries available for sale and do not currently have the necessary equipment in operation to manufacture a commercially adequate volume of products. We are currently installing additional automated equipment at our facilities in Mallusk, Northern Ireland and anticipate that this production facility will be fully operational by the third quarter of calendar 2001, which will provide us the capacity to manufacture and ship batteries in high volumes.

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

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL. At June 30, 2000, we had cash and cash equivalents of $21,324,000. In addition, we have the ability to draw down up to $12.5 million under the Berg financing and anticipate the availability of a portion of our IDB grant funds during fiscal 2001. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from IDB grants and from the Berg financing, we believe that will have sufficient financing through fiscal 2001 to complete funding of planned capital expansion, research and product development, marketing and general and administrative expenses. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer (OEM) relationships, market conditions, joint venture and business opportunities or our failure to receive sufficient IDB grant funds. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2001. We cannot assure you that additional funds for these purposes, whether from equity or debt financing agreements, will available on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse effect on our operations and financial condition.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY. We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $232,828,000 as of June 30, 2000. We have working capital of $17.8 million as of June 30, 2000, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2001, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

IF OUR BATTERIES FAIL TO PERFORM AS EXPECTED, WE COULD LOSE EXISTING AND FUTURE BUSINESS, AND OUR LONG-TERM ABILITY TO MARKET AND SELL OUR BATTERIES COULD BE HARMED. If we manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. Even if the performance failure was corrected, this performance failure might have the long-term effect of harming our ability to market and sell our batteries.

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

WE MUST CONTINUE TO EXPAND OUR EMPLOYEE BASE AND OPERATIONS IN ORDER TO DISTRIBUTE OUR PRODUCTS COMMERCIALLY, WHICH MAY STRAIN OUR MANAGEMENT AND RESOURCES AND COULD HARM OUR BUSINESS. During 1999, we grew rapidly, expanding our manufacturing capacity significantly. We have grown from 184 employees at March 1999 to 409 employees as of July 2000. We plan to expand our manufacturing capability in the next six months by adding more equipment. We plan to expand our sales and marketing organizations in addition to increasing the number of manufacturing employees and adding to our operating team. To implement our growth strategy successfully, we will have to increase our staff, including personnel in sales and marketing, engineering, development and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. Failure in any of these areas could impair our ability to execute our plans for growth and adversely affect our future profitability.

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

BECAUSE OUR BATTERIES ARE PRIMARILY SOLD TO BE INCORPORATED INTO OTHER PRODUCTS, WE RELY ON ORIGINAL EQUIPMENT MANUFACTURERS AND BATTERY PACK ASSEMBLERS TO COMMERCIALIZE OUR PRODUCTS. WE MAY NOT OBTAIN ADEQUATE ASSISTANCE FROM THESE THIRD PARTIES TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS. We rely heavily on assistance in gaining market acceptance for our products from original equipment manufacturers, or OEMs (manufacturers who produce complex equipment from components usually bought from other manufacturers) and battery pack assemblers who incorporate our batteries into products that they later sell to commercial manufacturers or the public. We will therefore need to meet these companies' requirements by developing and introducing on a timely basis, new products and enhanced, or modified, versions of our existing products. OEMs and battery pack assemblers often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the OEMs or battery pack assemblers for purposes of determining the battery requirements for each specific application. If we are unable to design, develop and introduce products that meet original equipment manufacturers' and battery pack assemblers' requirements, we may not be able to fulfill our obligations under existing purchase orders, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

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

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE. As of June 30, 2000, our officers, directors, and their affiliates as a group beneficially owned approximately 20.5% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

CONVERSION OF PREFERRED STOCK AND SALES OF COMMON STOCK BY CC INVESTMENTS MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR STOCK. If CC Investments LDC ("CC Investments") were to exercise all of the warrants it holds and convert all of the shares of preferred stock it owns, as of June 30, 2000, it would then own approximately 1,081,624 shares of our common stock. This amount includes 633,863 shares of our common stock that CC Investments would acquire upon their conversion of the shares of Series B Preferred Stock it currently holds. Our Series B Preferred Stock has a variable conversion rate and is convertible into a larger amount of shares when our common stock trades at a price below $6.03 in six out of ten consecutive trading days. In addition, the number of shares into which the preferred stock converts increases at 6% per year. If CC Investments exercises additional warrants or converts its preferred stock into shares of our common stock and sells the shares into the market, these sales could depress the market price of our common stock and would dilute your holdings in our common stock. Additionally, dilution or the potential for dilution could harm our ability to raise capital through the future sale of equity securities.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE. The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 38,468,681 shares of common stock, based upon shares outstanding as of August 8, 2000 and the conversion of all of our Series B Preferred Stock. Of these shares, most will be registered and freely tradable. Included in these shares are 950,000 shares issued to a wholly owned subsidiary, which pledged these shares to secure our obligations in accordance with the settlement of a class action lawsuit. On May 8, 2000, the court approved the parties' settlement agreement for this class action lawsuit and issued an order formally dismissing the case. Under the terms of the settlement, the plaintiffs' settlement counsel, or their authorized agents, acting on behalf of the settlement class and subject to the supervision and direction of the court, will administer and calculate the claims submitted by the settlement class members and will oversee distribution of the balance of the settlement fund to the authorized claimants as of the effective date of the settlement. The settlement fund will be applied in the following order: (a) to pay counsel to the representative plaintiffs attorneys' fees the fee and expense award (as defined in the settlement and if and to the extent allowed by the court); (b) to pay all costs and expenses reasonably and actually incurred in connection with providing notice i.e. locating class members; (c) to pay the taxes and tax expenses as described in the settlement agreement; and (d) to distribute the balance of the settlement fund to authorized claimants as allowed by the terms of the settlement, the Court or the Plan of Allocation (as defined in the settlement). In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933 that cover 2,125,107 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has long term debt, principally in the form of two building mortgages, one of which has a balloon payoff in 2001. One note bears interest at a fixed rate of 10.4% and the other note bears interest at an annually adjustable published interest rate index (7.375% at June 30, 2000).

Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. At June 30, 2000, the weighted average interest rate on the Company's long term debt is 8.378%.

The table below presents principal amounts by fiscal year for the Company's long-term debt.

                              2001    2002    2003    2004    2005    Thereafter    Total
                              ----    -----   ----    ----    ----    ----------    -----
                                             (dollars in thousands)
Liabilities:
Fixed rate debt:..........     162    1,277     --      --      --          --      1,439
Variable rate debt........     240      263    285     305     325       1,482      2,900

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In June 1998, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, against L&I Research, Inc., Powell Electrical Manufacturing Company and others seeking relief based on rescission and damages for breach of contract. In September 1998, Powell filed a cross-complaint against the Company and others (File No. CV7745534) claiming damages of approximately $900,000. The cross-complaint alleges breach of written contract, oral modification of written contract, promissory estoppel, fraud, quantum meruit, and quantum valebant. On December 10, 1998, the Company filed a first amended complaint for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of implied warranty of fitness for particular purpose, and breach of the implied covenant of good faith and fair dealing. On or about December 23, 1998, Powell filed a first amended complaint again seeking damages of approximately $900,000. In April 2000, we prevailed on a motion for summary adjudication against Powell's claims for oral modification, promissory estoppel, and fraud. On July 7, 2000 we entered into a settlement agreement which specified that the Company pay Powell the sum of $370,000. Payment was made on July 17, 2000, and on July 20, 2000 the court entered a formal dismissal with prejudice pursuant to the terms of the settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS

                  27 Financial Data Schedule

         b.       REPORTS ON FORM 8-K

                  l. Report on Form 8-K filed June l4, 2000 announcing change in accountants which did not result from any disagreement with management.

                  2. Report on Form 8-k filed June 29, 2000 announcing sale of common stock and warrants to institutional investor.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                             VALENCE TECHNOLOGY, INC.
                             (Registrant)


Date: August 14, 2000        By:    /S/ JAY L. KING
                                ----------------------------------------------
                                    Jay L. King
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER             EXHIBIT

27                         Financial Data Schedule