Form 10-Q
period 1999-09-30
VALENCE TECHNOLOGY INC
filed 2000-11-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2000

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission file number 0-20028


                            VALENCE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                              77-0214673
 -----------------------------------  ----------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification Number)
   incorporation or organization)

                   301 Conestoga Way, Henderson, Nevada 89015
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)




                                 (702) 558-1000
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $0.001 par value                  37,867,898 shares
  ---------------------------------       ------------------------------------
              (Class)                      (Outstanding at November 6, 2000)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX

                                                                                              PAGES
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed  Consolidated Balance Sheets as of September 30, 2000 and March
         31, 2000...............................................................................3

         Condensed Consolidated Statements of Operations and Comprehensive Loss
         for the period from March 3, 1989 (date of inception) to September 30,
         2000 and for each of the three and six month periods ended September
         30,
         2000 and September 26, 1999............................................................4

         Condensed Consolidated Statements of Cash Flows for the period from
         March 3, 1989 (date of inception) to September 30, 2000 and for each of the six month periods ended September 30, 2000 and September 26, 1999..................5

         Notes to Condensed Consolidated Financial Statements...................................6

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations...................................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................27

Item 6.  Exhibits and Reports on Form 8-K......................................................27

SIGNATURE......................................................................................28

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)
                                   -----------

                                                                                September 30, 2000             March 31, 2000
                                                                               ---------------------          ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $8,851                        $24,556
    Receivables                                                                       3,645                          1,869
    Grant receivable                                                                  1,874                              0
    Inventory                                                                         4,309                          1,641
    Prepaid and other current assets                                                    583                          1,597
                                                                               ---------------------          ------------------
                  Total current assets                                               19,262                         29,663

Property, plant and equipment, net                                                   29,129                         28,508
Investment in joint venture                                                               0                            345
                                                                               ---------------------          ------------------
                           Total assets                                             $48,391                        $58,516
                                                                               =====================          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                  $385                           $402
    Accounts payable                                                                  3,615                          6,060
    Accrued expenses                                                                  3,389                          2,882
    Accrued royalties and license fees                                                2,598                          2,000
    Grant payable                                                                     1,786                          1,923
    Accrued compensation                                                                572                            389
                                                                               ---------------------          ------------------
                  Total current liabilities                                          12,345                         13,656

Deferred revenue                                                                      2,500                          2,500
Long-term debt, less current portion                                                  3,457                          3,937
Long-term debt to stockholder                                                         8,757                          8,432
                                                                               ---------------------          ------------------
                           Total liabilities                                         27,059                         28,525
                                                                               ---------------------          ------------------

Commitments and contingencies (Note 6)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series B, $0.001 par value, Issued and outstanding:  3,500
      shares at September 30, 2000 and March 31, 2000, respectively                   2,251                          2,146
        (Liquidation value: $3,868)

Stockholders' Equity
Common stock, $0.001 par value, authorized:  100,000,000 shares,
  Issued and outstanding:  37,856,112 and 36,838,631 shares
    at September 30, 2000 and March 31, 2000, respectively                               38                             37
Additional paid-in capital                                                          269,349                        256,086
Notes receivable from stockholder                                                    (4,862)                        (4,862)
Deficit accumulated during the development stage                                   (242,078)                      (223,582)
Accumulated other comprehensive income (loss)                                        (3,366)                           166
                                                                               ---------------------          ------------------
          Total stockholders' equity                                                 19,081                         27,845
                                                                               ---------------------          ------------------

                  Total liabilities, mandatorily redeemable convertible
                        Preferred stock and stockholders' equity                    $48,391                        $58,516
                                                                               =====================          ==================

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)




                                           Period from
                                          March 3, 1989
                                            (date of             Three Months Ended                   Six Months Ended
                                           inception)            ------------------                   -----------------
                                             Through        September 30,     September 26     September 30,       September 26,
                                       September 30, 2000        2000             1999              2000                1999
Revenue:                               ------------------   -------------     ------------     -------------       -------------
  Research and development
     contracts                           $    21,605        $       -         $                $       -           $       -
   Battery and laminate sales                  5,619            2,101               389            4,101                 389
                                       ------------------   -------------     ------------     -------------       -------------
     Total revenue                            27,224            2,101               389            4,101                 389

Cost of sales                                 12,329            6,750                 -           12,329                   -
  IDB Revenue grants                          (1,927)          (1,927)                -           (1,927)                  -
                                       ------------------   -------------     ------------     -------------       -------------
     Net cost of sales                        10,402            4,823                 -           10,402                   -
                                       ------------------   -------------     ------------     -------------       -------------

Gross Margin                                  16,822           (2,722)              389           (6,301)                389
                                       ------------------   -------------     ------------     -------------       -------------

Cost and Expenses:
  Research and product development           104,474            1,580             4,895            2,836               9,197
  Marketing                                    4,294              258                52              360                 110
  General and Administrative                  55,166            1,841             1,774            3,182               3,040
  Depreciation and amortization               39,750            2,740             2,223            5,233               4,348
  Write-off of in-process technology           8,212                -                 -                -                   -
  Investment in Danish subsidiary              3,489                -                 -                -                   -
  Factory start-up costs                       3,171                -                 -                -                   -
  Special charges                             18,872                -                 -                -                   -
                                       ------------------   -------------     ------------     -------------       -------------
     Total costs and expenses                237,428            6,419             8,944           11,611              16,695

       Operating loss                       (220,606)          (9,141)           (8,555)         (17,912)            (16,306)

Stockholder lawsuit settlement               (30,061)               -                 -                -                   -
Interest and other income                     18,816              415                90              714                 172
Interest expense                              (7,727)            (524)             (480)            (953)               (834)
Equity in loss of joint
   venture                                    (2,500)               -              (387)            (345)               (555)
                                       ------------------   -------------     ------------     -------------       -------------
Net loss                                 $  (242,078)          (9,250)           (9,332)         (18,496)            (17,523)
                                       ==================
Beneficial conversion feature on
   preferred stock                                                (52)             (212)            (105)               (431)
                                                            -------------     ------------     -------------       -------------
Net loss available to common
   stockholders                                             $  (9,302)        $  (9,544)       $ (18,601)          $ (17,954)
                                                            =============     ============     =============       =============
Other comprehensive loss:
  Net loss                                                  $  (9,250)        $  (9,332)       $ (18,496)          $ (17,523)
Change in foreign currency
   translation
   adjustments                                                 (1,276)            1,024           (3,532)                410
                                                            -------------     ------------     -------------       -------------
     Comprehensive loss                                     $ (10,526)        $  (8,308)       $ (22,028)          $ (17,113)
                                                            =============     ============     =============       =============

Net loss per share available to
common stockholders, basic and
diluted                                                     $   (0.25)        $   (0.34)       $   (0.50)          $   (0.66)
                                                            =============     ============     =============       =============

Shares used in computing net loss per
share available to common
stockholders, basic and diluted                             $  37,811         $  27,865        $  37,334           $  27,301
                                                            =============     ============     =============       =============


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

                                                                  Period from
                                                                 March 3, 1989             Six Months               Six Months
                                                              (date of inception)             Ended                   Ended
                                                                    through               September 30,           September 26,
                                                               September 30, 2000             2000                     1999
                                                              -------------------         -------------           -------------
Cash flows from operating activities:
   Net loss                                                         $ (242,078)             $  (18,496)              $  (17,523)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                      39,750                   5,233                    4,348
     Write-off equipment                                                15,375                       -                        -
     Write-off of in-process technology                                  6,211                       -                        -
     Compensation related to stock options                               3,891                       -                        -
     Non-cash charge related to acquisition of Danish subsidiary         2,245                       -                        -
     Non-cash charge from stockholder lawsuit settlement                29,450                       -                        -
     Equity in losses of joint venture                                   2,500                     345                      555
     Amortization of debt discount                                         967                     326                      260
     Changes in assets and liabilities:
     Receivables                                                        (2,630)                 (1,863)                    (157)
     Prepaid expenses and other current assets                          (1,468)                  1,008                      119
     Inventory                                                          (4,309)                 (2,668)                       -
     Accounts payable                                                    3,939                  (2,142)                    (695)
     Accrued liabilities                                                   724                   1,311                     (445)
     Grant receivable                                                   (1,926)                 (1,926)                       -
     Deferred revenue                                                    2,500                       -                        -
                                                                    ----------              ----------               ----------
       Net cash used in operating activities                          (144,859)                (18,872)                 (13,538)
                                                                    ----------              ----------               ----------
Cash flows from investing activities:
   Purchase of long-term investments                                  (665,789)                      -                        -
   Maturities of long-term investments                                 661,545                       -                        -
   Capital expenditures                                                (80,152)                 (8,544)                  (1,827)
   Sale of equipment                                                     1,269                       -                        -
   Other                                                                  (222)                      -                        -
                                                                    ----------              ----------               ----------
       Net cash used in investing activities                           (83,349)                 (8,544)                  (1,827)
                                                                    ----------              ----------               ----------
Cash flows from financing activities:
   Property and equipment grants                                         6,421                       -                        -
   Borrowings of long-term debt                                         25,452                       -                    5,450
   Payments of long-tem debt:
     Product development loan                                             (482)                      -                        -
     Stockholder and director                                           (6,173)                      -                        -
     Other long-term debt                                              (12,965)                   (297)                    (230)
   Proceeds from issuance of common stock and warrants,
     of issuance costs                                                 214,501                  13,369                   10,949
   Proceeds from issuance of preferred stock Series A, net
     of issuance costs                                                   7,075                       -                        -
   Proceeds from issuance of preferred stock Series B, net
     of issuance costs                                                   7,125                       -                        -
                                                                    ----------              ----------               ----------
       Net cash used in investing activities                           240,954                  13,072                   16,169
Effect of foreign exchange rates on cash and cash
equivalents                                                             (3,895)                 (1,361)                     (46)
                                                                    ----------              ----------               ----------
Increase (decrease) in cash and cash equivalents                         8,851                 (15,705)                     758
Cash and cash equivalents, beginning of period                               -                  24,556                    2,454
                                                                    ----------              ----------               ----------
Cash and cash equivalents, end of period                            $    8,851              $    8,851               $    3,212
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

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries as of September 30, 2000, its consolidated results of operations for the period from March 3, 1989 (date of inception) to September 30, 2000 and for each of the three and six-month periods ended September 30, 2000 and September 26, 1999, and the consolidated cash flows for each of the six-month periods ended September 30, 2000 and September 26, 1999, and for the period from March 3, 1989 (date of inception) to September 30, 2000. As used in this Form 10-Q, the term "Company" refers to Valence Technology, Inc. and subsidiaries. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. The results for the six-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001. The year end condensed consolidated balance sheet data as of March 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are on deposit in multiple banks and with an investment counsel, and are primarily comprised of money market funds and government securities.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. The Company utilizes the first-in, first-out inventory method, commonly known as FIFO.

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

     REVENUE GRANTS:

     During fiscal 1994, the Company signed an agreement with the Northern Ireland Industrial Development Board, or IDB, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. Under the terms of the existing agreements, the Company has qualified and applied for revenue grants, through September 30, 2000, totaling (pound)1,267,000 ($1,927,000). These funds are made available to reduce the cost of labor in Northern Ireland and have been accounted for as a reduction to cost of sales.

     DEPRECIATION AND AMORTIZATION:

     Property and equipment are stated at cost and depreciated on the straight line method over their estimated useful lives, generally three to five years. Building improvements are amortized over the lesser of their estimated useful life, generally five years, or the remaining lease term. The Company assesses its ability to recover the net book value of its long term assets. The carrying value of assets determined to be impaired is written down to net realizable value. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

     LONG-LIVED ASSETS:

     The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the difference between the amount of the discounted cash flows and the carrying amount of the asset. The Company had no impairment losses for the three-month period ended September 30, 2000.

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

3.   INVENTORIES:

     Inventories consist of the following:

                                September 30, 2000         March 31, 2000
                               ----------------------    --------------------
     Raw materials             $        2,974            $         423
     Work-in-process                    1,335                    1,218
                               ----------------------    --------------------
     Total                     $        4,309            $       1,641
                               ======================    ====================

4.   EARNINGS PER SHARE:

     Earnings per share, or EPS, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon conversion of preferred stock and exercise of stock options and warrants for all periods.

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation (in thousands):

                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               ------------------                       ----------------
                                       SEPT. 30, 2000      SEPT. 26, 1999      SEPT. 30, 2000      SEPT. 26, 1999
                                       --------------      --------------      --------------      --------------
      Net loss available
        to common stockholders         $ (9,302)           $ (9,544)           $ (18,601)          $  (17,954)
      Weighted average
        shares outstanding               37,811              27,865               37,334               27,301
      Earnings per share,
        basic and diluted              $  (0.25)           $  (0.34)           $   (0.50)              $(0.66)

     Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 5,272,302 and 6,690,000 for the three and six-month periods ended September 30, 2000 and September 26, 1999, respectively.


5.   LONG-TERM DEBT TO STOCKHOLDER:

     In July 1997, the Company entered into an amended loan agreement with a stockholder which allows the Company to borrow, prepay and re-borrow up to the full $10,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when new debt is obtained after the stockholder's loan is prepaid to zero. The loan bears interest at one percent

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

     over lender's borrowing rate (approximately 9% at September 30, 2000) and is available through August 30, 2002. As of September 30, 2000, a total of $1,427,699 has been charged to interest expense.

     In conjunction with the amended loan agreement, the Company issued warrants to purchase 594,031 shares of common stock. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt which is amortized as interest expense over the term of the line of credit. As of September 30, 2000, a total of $965,985 has been charged to interest expense.

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

7.   SEGMENT INFORMATION:

     The Company conducts its business in one operating segment and uses only one measurement of profitability.

     Long-lived asset information by geographic area at September 30, 2000 and March 31, 2000 is as follows (in thousands):

                                                          September 30, 2000         March 31, 2000
                                                         ----------------------    --------------------
        United States                                          $  4,770                 $  4,851
        International (primarily Northern Ireland)               24,359                   23,657
                                                         ----------------------    --------------------
        Total long-lived assets                                $ 29,129                 $ 28,508
                                                         ======================    ====================


8.   RECENT ACCOUNTING PRONOUNCEMENTS:

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (unaudited)

     the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Currently, the Company does not hold derivative instruments or engage in hedging activities.

     SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS"

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management has not yet completed an analysis of the impact that SAB 101 will have on the Company's current revenue recognition practices.

9.   SUBSEQUENT EVENTS:

     The Company has entered into agreements to purchase all intellectual property rights associated with lithium-ion polymer technology from Telcordia Technologies, Inc. (formerly Bellcore) in exchange for 3 million newly issued shares of the Company's common stock. The transaction is subject to Federal Trade Commission approval, as well as other customary closing conditions. The transaction with Telcordia is expected to close in December 2000. Separately, the Company paid $2,000,000 in outstanding payables to Telcordia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the status of the development of our products and their anticipated performance and customer acceptance, trends affecting the commercializaton and sale of our products, the status of the construction of our manufacturing facilities, the acquisition, integration and exploitation of the Telecordia intellectual property, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our joint venture relationships, and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks in product and technology development, risks in the manufacture of our products, the effect of the Company's accounting policies and the other risks discussed below under the caption titled "Risk Factors," and in our Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed in our Annual Report on Form 10-K and the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. The results for the six-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first three-month period of fiscal 2001, the Company recorded its first significant commercial sales. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. Before the first three-month period of fiscal 2001, substantially all revenues were derived from a research and development contract with the Delphi Automotive Systems Group, formerly the Delco Remy Division, an operating group of the General Motors Corporation. This research and development contract expired in May 1998. The Company has incurred cumulative losses of $242,078,000 from its inception to September 30, 2000.

RECENT DEVELOPMENTS

The Company has executed agreements to acquire all rights in lithium-ion solid state polymer battery technology from Telcordia Technologies, Inc. (formerly Bellcore). If the transactions which are reflected by these agreements are completed, they will give the Company all of Bellcore's rights with respect to lithium-ion, solid state polymer batteries and the Company will become the licensor under Bellcore's existing license agreements. The assets included in the acquisition include 42 U.S. patents, 14 U.S. patents pending, more than 200 foreign patents, issued and pending, and 15 Bellcore licenses with battery manufacturers throughout the world. The closing of the agreements with Telcordia is subject to significant conditions, including Hart-Scott-Rodino approval, some of which are outside the control of the Company. We can therefore offer no assurance that the transactions reflected in these agreements will be completed. The Company does not anticipate that the acquisition will have a material affect, positive or negative, on its operations during fiscal 2001.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE AND SIX MONTHS ENDED SEPTEMBER 26, 1999 (SECOND THREE-MONTH PERIOD AND FIRST SIX-MONTH PERIOD OF FISCAL 2001 COMPARED WITH SECOND THREE-MONTH PERIOD AND FIRST SIX-MONTH PERIOD OF FISCAL 2000)

REVENUE. Revenue from battery and laminate sales totaled $2,101,000 and $4,101,000 for the second three-month period and first six-month period of fiscal 2001, respectively. The Company recorded sales revenue of $389,000 for both of the corresponding periods of fiscal 2000. This is the second three-month period of significant sales revenue this fiscal year and continues the Company's movement from research and development to manufacturing.

COST OF SALES. The cost of sales for the second three-month period and first six-month period of fiscal 2001 was $4,823,000 and $10,402,000, respectively. During the second three-month period of fiscal 2001, the Company qualified for revenue grant funding, through September 30, 2000 of [pound]1,267,000 ($1,927,000) from the IDB, which was offset against the cost of sales as a reduction of direct labor. The Company did not record cost of sales in the second three-month period or first six-month period of fiscal 2000 as the Company was primarily a research and development enterprise.

RESEARCH AND PRODUCT DEVELOPMENT. Research and development expenses were $1,580,000 and $2,836,000 during the three and six-month period ended September 30, 2000 as compared to $4,895,000 and $9,197,000 for the corresponding periods of fiscal 2000. The decreased expenditures reflect the Company's transition from research and development to manufacturing.

MARKETING. Marketing expenses were $258,000 and $360,000 for the second three-month period and first six-month period of fiscal year 2001, respectively, as compared to $52,000 and $110,000 for the corresponding periods of fiscal 2000. The increased expenditures are primarily the result of an increase in the work force combined with extensive travel for the purpose of product presentation to potential customers.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,841,000 and $3,182,000 for the second three-month period and first six-month period of fiscal year 2001, respectively, versus $1,774,000 and $3,040,000 for the corresponding periods of fiscal 2000. The increase between corresponding periods is due primarily to higher expenditures for international travel and legal services.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2,740,000 and $5,233,000 for the second three-month period and first six-month period of fiscal year 2001, respectively. For the corresponding periods of fiscal 2000, depreciation and amortization was $2,223,000 and $4,348,000. Increased capital expenditures in previous periods has caused depreciation to rise accordingly.

INTEREST AND OTHER INCOME. Interest and other income was $415,000 and $714,000 for the second three-month period and first six-month period of fiscal 2001, respectively, as compared to $90,000 and $172,000 for the corresponding periods in fiscal 2000. The increase primarily results from additional funds being available for investment.

INTEREST EXPENSE. Interest expense was $524,000 and $953,000 during the second three-month period and first six-month period of fiscal 2001, respectively, as compared to $480,000 and $834,000 for the corresponding periods in fiscal 2000. This increase is a result of interest accrued on long term debt. The debt reached its current level at the end of the first three-month period of fiscal 2000.

EQUITY IN LOSSES OF JOINT VENTURE. Joint venture loss was $0 and $345,000 for the second three-month period and first six-month period of fiscal 2001, respectively. Losses for corresponding periods of fiscal 2000 were $387,000 and $555,000. These joint venture losses are primarily due to pre-production costs, interest expense and foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $18,872,000 net cash for operating activities during the first six-month period of fiscal year 2001 compared to using $13,538,000 during the first six-month period of fiscal year 2000, an increase between corresponding periods of $5,334,000. This increase resulted primarily from the intensification of efforts to complete product development, expand and train production staff, expand marketing staff and efforts, and complete engineering efforts on production facilities. Additionally, the overall account payable balance was reduced by over $2.4 million during the first six-month period due to timing of payments.

During the six-month period ended September 30, 2000, the Company used $8,544,000 for investing activities, as compared to $1,827,000 during the first six-month period of fiscal 2000, an increased usage of $6,717,000 between corresponding periods. The usage in both periods was comprised solely of capital expenditures.

The Company provided $13,072,000 net cash from financing activities during the first six-month period of fiscal year 2001 compared to $16,169,000 during the first six-month period of fiscal year 2000. This decrease of $3,097,000 resulted primarily from decreased borrowings in fiscal year 2001.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $15,705,000 during the six-month period ended September 30, 2000, whereas it had a net increase in cash and cash equivalents of $758,000 during the six-month period ended September 26, 1999.

During June 2000 the Company entered into separate private placement funding arrangements with Acqua Wellington Value Fund Ltd., an institutional investor, and Carl E. Berg, a principal stockholder and director of the Company, for an equity investment commitment totaling $25 million. Acqua Wellington funded $12.5 million on June 29, 2000 by the purchase of 846,665 shares of common stock and a warrant to purchase 169,333 shares, exercisable at $18.45 per share. The remaining $12.5 million is in the form of a binding commitment from Mr. Berg for funding through the fiscal year end. The draw down of Mr. Berg's commitment is at the Company's option. As of September 30, 2000, the Company has not utilized this commitment.

During fiscal year 1994, the Company signed an agreement with the Northern Ireland Industrial Development Board, or IDB, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to (pound)25.6 million (approximately $37.9 million), generally become available over a five year period through October 31, 2001. As of September 30, 2000, the Company had received grants aggregating (pound)4.1 million (approximately $6.1 million), reducing remaining grants available to (pound)21.5 million (approximately $31.8 million).

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $17.7 million) in debt or equity financing from the Company. Aggregate funding under the grants was limited to (pound)4.1 million (approximately $6.1 million) until the Company had recognized $4.0 million in aggregate revenue from the sale of its batteries produced in Northern Ireland. An amendment to the agreement with the IDB permits the Company to receive (pound)500,000 (approximately $739,000) after achieving sales of batteries manufactured by the Northern Ireland operation of at least $1.5 million. An additional (pound)500,000 (approximately $739,000) is available when the total related sales reach $2.5 million. The Company has qualified for and applied to receive both of these grants. The Company expects to receive both of these grants within the next three-month period.

The amount of the grants available under the agreement and offers is primarily dependent on the level of capital expenditures made by the Company. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers. Default includes ceasing to do business permanently in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two year period immediately after the end of the five year grant period. The Company has guaranteed the subsidiary's obligations to the IDB under the agreement.

There can be no assurance that the Company will be able to meet the requirements necessary for it to receive and retain grants under the IDB agreement and offers.

The following are the major categories of construction in progress with their costs to date and start dates:

CONSTRUCTION CATEGORY                           COSTS TO DATE     START DATES
------------------------------------------      -------------     ------------
Assembly equipment.......................         $9,715,000      March 1994

Mixing, coating, etching, laminating and
slitting equipment.......................         $2,485,000      March 1997

Factory improvements and miscellaneous
equipment................................           $727,000       June 1997


The estimated completion date for these major categories of construction in progress is the end of the final three-month period of fiscal 2001. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and that performs as intended, and other risks and uncertainties.

At September 30, 2000, we had cash and cash equivalents of $8,851,000. In addition, we have the ability to draw down up to $12.5 million under the Berg financing and anticipate the availability of a portion of our IDB grant funds during fiscal 2001. The majority of senior management efforts required to establish a licensing business have been anticipated and planned for in hiring efforts and budgeting. There will be an approximately proportional increase in patent maintenance costs. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from IDB grants and from the Berg financing, we believe that we will have sufficient financing through fiscal 2001 to complete funding of planned capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in relationships with original equipment manufacturers (manufacturers who produce complex equipment from components usually bought from other manufacturers), market conditions, joint venture and business opportunities or our failure to receive sufficient IDB grant funds. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2001. We cannot assure you that additional funds for these purposes, whether from equity or debt financing agreements, will be available on favorable terms, if at all.

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


                          RISKS RELATED TO OUR BUSINESS

WE ARE IN THE EARLY STAGES OF MANUFACTURING AND IF WE FAIL TO MANUFACTURE COMMERCIAL QUANTITIES OF BATTERIES TO CUSTOMER SPECIFICATIONS COST-EFFECTIVELY, WE COULD LOSE CUSTOMERS AND BUSINESS.

Until recently, we had only manufactured our batteries on our pilot manufacturing line, which can produce prototype batteries in large enough quantities to allow customer sampling, testing and product development. In order to manufacture commercial quantities of our batteries according to customer specifications and on a commercial scale, we must further develop our manufacturing facilities and reduce our unit manufacturing costs. If we fail to substantially increase yields of our batteries and reduce unit-manufacturing costs, we will not be able to offer our batteries at a competitive price, we will lose our current customers and fail to attract future customers.

FAILURE TO SCALE UP OUR MANUFACTURING FACILITY WILL HARM OUR CUSTOMER RELATIONS AND THREATEN FUTURE PROFITS.


We are currently in the early stages of transitioning production to an automated production line that will work with our newest battery technology in our manufacturing facility in Mallusk, Northern Ireland. We have begun to manufacture batteries on a commercial scale to fulfill our first significant purchase orders. The redesign and modification of the Mallusk manufacturing facility, including its customized manufacturing equipment, will continue to require substantial engineering work and capital expenses and is subject to significant risks, including risks of cost overruns and significant delays. In addition, in order to scale up the manufacturing capacity, we will need to begin qualification of additional automated production lines. In automating, redesigning and modifying the manufacturing processes, we continue to depend on, several developers of automated production lines, all of whom have limited experience in producing equipment for the manufacture of batteries. If we fail to develop and implement a large scale manufacturing facility capable of cost-effectively producing commercial quantities of batteries according to customer specifications, it will harm our ability to serve the needs of our customers and threaten our future sales and profits.

THE LIMITED NUMBER OF SKILLED AND UNSKILLED WORKERS IN NORTHERN IRELAND COULD AFFECT THE SUCCESS OF OUR IMPROVEMENTS IN THE MANUFACTURING FACILITY.

As part of our manufacturing ramp-up, we will need to hire and train a substantial number of new manufacturing workers. The availability of skilled and unskilled workers in Northern Ireland is limited because of a relatively low unemployment rate. As a result, we face the risk that we may not:

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

CONTINUED DELAYS IN QUALIFYING OUR MANUFACTURING FACILITIES COULD SIGNIFICANTLY DELAY OUR BRINGING COMMERCIAL QUANTITIES OF PRODUCT TO MARKET AND INTERFERE WITH OUR ABILITY TO GENERATE THE REVENUE AND CASH THAT WE NEED TO SUSTAIN OUR BUSINESS.

We may be unable to meet our schedules regarding delivery, installation, de-bugging and qualification of our Northern Ireland facility production equipment, and face the prospect of further delays or problems related to facility qualification because:

     o we do not control the design and delivery of most of the production equipment which is specifically manufactured for us;

     o we are modifying and bringing many of the manufacturing processes of this production equipment up to date for the first time and may need to refine these processes;

     o even if we are able to refine our process, we may not be able to produce the amount of qualification samples required by our customers; and

     o our customers generally require an extensive qualification period once they receive their first commercial product off a production line.

These delays would impair our ability to bring our batteries to market, adversely affect revenue growth and our cash position and harm our competitive position and economic growth.

OUR ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES IS LIMITED AND MAY PREVENT US FROM FULFILLING EXISTING ORDERS.

At the present time our ability to sell and ship product is limited. We currently have several outstanding unfilled purchase orders for our batteries and are actively soliciting additional purchase orders. We presently have limited quantities of batteries available for sale and do not currently have the necessary equipment in operation to manufacture a commercially adequate volume of products. We are currently installing additional automated equipment at our facilities in Mallusk, Northern Ireland. If, as we anticipate, this production facility is fully operational by the third quarter of calendar 2001, we will have the capacity to manufacture and ship batteries in high volumes.


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

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL.

At September 30, 2000, we had cash and cash equivalents of $8,851,000. In addition, we have the ability to draw up to $12.5 million under the Berg financing and anticipate the availability of a portion of our IDB grant funds during fiscal 2001. The majority of senior management efforts required to establish a licensing business have been anticipated and planned for in hiring efforts and budgeting. There will be an approximately proportional increase in patent maintenance costs. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from IDB grants and from the Berg financing, we believe that will have sufficient financing through fiscal 2001 to complete funding of planned capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities or our failure to receive sufficient IDB grant funds. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2001. We cannot assure you that additional funds for these purposes, whether from equity or debt financing agreements, will be available on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse affect on our operations and financial condition.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.


We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $242,078,000 as of September 30, 2000. We have working capital of $6,917,000 as of September 30, 2000, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2001, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

IF OUR BATTERIES FAIL TO PERFORM AS EXPECTED, WE COULD LOSE EXISTING AND FUTURE BUSINESS WHICH WOULD HARM OUR LONG-TERM ABILITY TO MARKET AND SELL OUR BATTERIES.


If we manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. Even if the performance failure was corrected, this performance failure might have the long-term effect of harming our ability to market and sell our batteries.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUES AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED IF WE WERE TO LOSE THE BUSINESS OF ANY ONE OF THEM.


To date, our existing purchase orders in commercial quantities are from a limited number of customers. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers, and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that any of the following events could occur:

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

BECAUSE OUR BATTERIES ARE PRIMARILY SOLD AND THEN INCORPORATED INTO OTHER PRODUCTS, WE RELY ON ORIGINAL EQUIPMENT MANUFACTURERS AND BATTERY PACK ASSEMBLERS TO COMMERCIALIZE OUR PRODUCTS.


We rely heavily on assistance from original equipment manufacturers and battery pack assemblers to gain market acceptance for our products. We will therefore need to meet these companies' requirements by developing and introducing new products and enhanced, or modified, versions of our existing products on a timely basis. Original equipment manufacturers and battery pack assemblers often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the original equipment manufacturers or battery pack assemblers for purposes of determining the battery requirements for each specific application. If we are unable to design, develop and introduce products that meet original equipment manufacturers' and battery pack assemblers' requirements, we may not be able to fulfill our obligations under existing purchase orders, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from original equipment manufacturers or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

THE FACT THAT WE DEPEND ON A SOLE SOURCE SUPPLIER FOR OUR ANODE RAW MATERIALS AND A LIMITED NUMBER OF SUPPLIERS FOR OTHER KEY RAW MATERIALS MAY DELAY OUR PRODUCTION OF BATTERIES.


We depend on a sole source supplier for our anode, or negative electrode, raw material and we utilize a limited number of suppliers for other key raw materials used in manufacturing and developing our batteries. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. We have in the past experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers, and if in the future we are unable to obtain high quality raw materials in sufficient quantities and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

OUR BATTERIES MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN MARKET ACCEPTANCE


To achieve market acceptance, our batteries must offer significant performance or other measurable advantages at a cost-effective rate as compared to other current and potential alternative battery technologies in a broad range of applications. Our batteries may not be able to achieve or sustain these advantages. Even if our batteries provide meaningful price or performance advantages, there is a risk our batteries may not be able to achieve or maintain market acceptance in any potential market application. Failure to realize these performance advantages with our products could hurt our ability to attract customers in the future.

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

THE COMPANY HAS EXECUTED AGREEMENTS WITH TELCORDIA TECHNOLOGIES, INC. TO ACQUIRE TELCORDIA'S RIGHTS RELATING TO LITHIUM-ION SOLID STATE POLYMER BATTERY TECHNOLOGY. THE COMPANY CANNOT GUARANTEE THE COMPLETION OF THE TRANSACTIONS INTENDED BY THESE AGREEMENTS.


The Company has executed agreements to acquire all rights in lithium-ion solid state polymer battery technology from Telcordia Technologies, Inc. (formerly Bellcore). If the transactions which are reflected by these agreements are completed, they will give the Company all of Bellcore's rights with respect to lithium-ion, solid state polymer batteries and the Company will become the licensor under Bellcore's existing license agreements. The assets included in the acquisition include 42 U.S. patents, 14 U.S. patents pending, more than 200 foreign patents, issued and pending, and 15 Bellcore licenses with battery manufacturers throughout the world. The closing of the agreements with Telcordia is subject to significant conditions, including Hart-Scott-Rodino approval, some of which are outside the control of the Company. We can therefore offer no assurance that the transactions reflected in these agreements will be completed.


The Company has entered into the agreements with Telcordia with the expectation that the combination of the technology rights acquired from Bellcore with the Company's current portfolio of over 260 U.S. patents, issued and pending, its advanced research and development and its manufacturing plant will result in substantial benefits for the Company. These include the potential to offer the new combination of the Company's products and services to other manufacturers who have tried without success to utilize the Bellcore lithium polymer technology.


Achieving these anticipated business benefits will depend in a large part on the Company's ability to successfully integrate licensing operations with its other business activities in an efficient, effective and timely manner. The degree to which the Company can successfully integrate licensing into its operations will depend on a number of factors, including the Company's management of the existing Bellcore licenses. The integration of these licensing operations following the completion of the transactions will require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the Company. We cannot assure you that successful integration will occur.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US COULD BE TIME CONSUMING AND EXPENSIVE TO DEFEND.


In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we currently are not engaged in any intellectual property litigation or proceedings, we may become involved in these proceedings in the future. In the future we may be subject to claims or inquiries regarding our alleged unauthorized use of a third party's intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

     o stop selling, incorporating or using our products that use the challenged intellectual property;

     o    pay significant damages to third parties;

     o obtain from the owners of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     o redesign those products or manufacturing processes that use the infringed technology, which may not be economically or technologically feasible.


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


We have conducted safety testing of our batteries and have submitted batteries to Underwriters Laboratories for certification, which is required by a number of original equipment manufacturers prior to placing a purchase order with us. Underwriters Laboratories has granted a preliminary acceptance of an earlier generation of our batteries, pending a manufacturing site audit. Those batteries, while similar to the batteries we are selling today, are not of the current design and composition. Our current batteries must be submitted for Underwriters Laboratories' approval, and Underwriters Laboratories has not yet begun a scheduled audit of our Northern Ireland manufacturing facility.

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

ACCIDENTS AT OUR FACILITIES COULD DELAY PRODUCTION AND ADVERSELY AFFECT OUR OPERATIONS.


An accident in our facilities could occur and, whether due to the production of our batteries or otherwise resulting from our facilities' operations, could result in significant manufacturing delays or claims for damages resulting from personal or property injuries, all of which would adversely affect our operations and financial condition.

OPERATIONAL PROBLEMS AT OUR SINGLE MANUFACTURING FACILITY COULD HARM OUR
BUSINESS.


Our revenues are dependent upon the continued operation of our single manufacturing facility in Northern Ireland. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, we have obtained permits to conduct our business as currently operated at the facility. We cannot assure you that these permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that we would be able to obtain similar permits to operate at another location. The occurrence of these or any other operational problems at our Northern Ireland facility could harm our business.

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


We also established a joint venture company, Alliant/Valence, L.L.C., to market our battery technology and technology obtained under our non-exclusive license with Telcordia Technologies (formerly Bellcore) and to develop and to manufacture batteries for our U.S. military customers, as well as for foreign military sales activities. In connection with this joint venture, Alliant Power Sources Company, an Alliant operating company, has ordered both battery component material and finished battery cells from Valence to be used in the construction of several different specialized batteries for military and aerospace applications.


We do not control or manage either of these joint ventures. Consequently, we must rely on the management skills of our venture partners to successfully operate these ventures. Our joint venture partners may have economic, businesses or legal interests or goals that conflict with ours. In addition, we may have significant disagreements with our venture partners regarding strategic or operational issues that could have material adverse affect on the ventures' business or financial conditions. We may be required to fulfill the obligations of our joint venture partners if they are unable to meet their obligations.


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


The use of alliances for our development, product design, volume purchase and manufacturing and marketing expertise could reduce the need for development and use of internal resources. We have received substantially all our revenues to date from a research and development agreement for joint development in the automotive market with Delphi Automotive Systems Group, which we completed in May 1998. Although we have held discussions with original equipment manufacturers in the portable consumer electronics and telecommunications markets about possible strategic relationships as a means to accelerate introduction of our batteries into these markets, we may choose not to, or may not be able to, enter into any such alliances. Further, even if we could collaborate with a desirable partner, the partnership may not be successful. The success of any strategic alliance that we may enter into depends on, among other things, the general business condition of the partner, its commitment to the strategic alliance and the skills and experience of its employees. Without a collaborative partner to assist us in development of our batteries, our ability to develop and commercialize our products may be limited.

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


The battery industry has experienced rapid technological change which we expect to continue. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Various companies are seeking to enhance traditional battery technologies, such as lead acid and nickel cadmium. Other companies have recently introduced or are developing batteries based on nickel metal hydride, liquid lithium ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or be superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced and, as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

OUR PRINCIPAL COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO AND THEY MAY THEREFORE DEVELOP BATTERIES SIMILAR OR SUPERIOR TO OURS OR OTHERWISE COMPETE MORE SUCCESSFULLY THAN WE DO.


Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with original equipment manufacturers and other customers. We believe that our primary competitors are existing suppliers of liquid lithium ion, competing polymer and, in some cases, nickel metal hydride batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba and SAFT America, Inc. All of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, which include laptops, cellular telephones and personal digital assistant products, on the basis of performance, size and shape, cost and ease of recycling. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

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


As of September 30, 2000, our officers, directors, and their affiliates as a group beneficially owned approximately 20.7% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

CONVERSION OF PREFERRED STOCK AND SALES OF COMMON STOCK BY CC INVESTMENTS LDC MAY DEPRESS THE PRICE OF OUR COMMON STOCK AND SUBSTANTIALLY DILUTE YOUR STOCK.


If CC Investments were to exercise all of the warrants it holds and convert all of the shares of preferred stock it owns, as of September 30, 2000, it would then own approximately 1,090,402 shares of our common stock. This amount includes 642,641 shares of our common stock that CC Investments would acquire upon their conversion of the shares of Series B Preferred Stock it currently holds. Our Series B Preferred Stock has a variable conversion rate and is convertible into a larger amount of shares when our common stock trades at a price below $6.03 in six out of ten consecutive trading days. In addition, the number of shares into which the preferred stock converts increases at 6% per year. If CC Investments exercises additional warrants or converts its preferred stock into shares of our common stock and sells the shares into the market, these sales could depress the market price of our common stock and would dilute your holdings in our common stock. Additionally, dilution or the potential for dilution could harm our ability to raise capital through the future sale of equity securities.


OUR STOCK PRICE IS VOLATILE. The market price of the shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant affect on the market price of our common stock include the following:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.


The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 38,514,069 shares of common stock, based upon shares outstanding as of November 6, 2000 and the conversion of all of our Series B Preferred Stock. Of these shares, most will be registered and freely tradable. Included in this total are 102,300 shares, issued to a wholly owned subsidiary, awaiting final distribution instructions, to complete our obligation in accordance with the settlement of a class action lawsuit. In addition, we have filed registration statements on Form S-8 under the Securities Act that cover 2,125,107 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has long term debt, principally in the form of two building mortgages, one of which has a balloon payoff in fiscal 2002. One note bears interest at a fixed rate of 10.4% and the other note bears interest at an annually adjustable published interest rate index (7.375% at September 30, 2000).


Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. At September 30, 2000, the weighted average interest rate on the Company's long term debt is 8.442%.

The table below presents principal amounts by fiscal year for the Company's long-term debt.

                             2001        2002        2003         2004        2005      Thereafter      Total
                          ---------   ---------   ---------    ---------   ---------   -----------    ----------
                                                (in thousands)
Liabilities:
Fixed rate debt.........  $      83   $    1272   $      --    $      --   $      --   $        --    $     1355
Variable rate debt......        118         248         267          287         309          1258          2487

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of this routine litigation will not have a material adverse affect on the Company's financial condition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A. EXHIBITS:

               (i)    27   Financial Data Schedule

        B.   REPORTS ON FORM 8-K:

               (i)    None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                            VALENCE TECHNOLOGY, INC.
                            (Registrant)


Date: November 14, 2000     By:   /S/ JAY L. KING
                                  ------------------------------------------
                                  Jay L. King
                                  Vice President and Chief Financial Officer


EXHIBIT INDEX

Exhibit Number                     Exhibit
--------------                     -------

    27                             Financial Data Schedule