Form 10-Q
period 2000-12-31
VALENCE TECHNOLOGY INC
filed 2001-02-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2000.

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


                   301 Conestoga Way, Henderson, Nevada 89015
            ---------------------------------------------------------
              (Address of principal executive offices including zip
                                      code)


                                 (702) 558-1000
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)



            ---------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                          40,881,899
-----------------------------                ----------------------------------
        (Class)                              (Outstanding at December 31, 2000)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                      INDEX

                                                                          PAGES
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           December 31, 2000 and March 31, 2000...............................3

           Condensed Consolidated Statements of Operations
           and Comprehensive Loss for the period from
           March 3, 1989 (date of inception) to
           December 31, 2000 and for each of the
           three and nine month periods ended
           December 31, 2000 and December 26, 1999............................4

           Condensed Consolidated Statements of Cash Flows
           for the period from March 3, 1989 (date of inception)
           to December 31, 2000 and for each of the nine month
           periods ended December 31, 2000 and December 26, 1999..............5

           Notes to Condensed Consolidated Financial Statements...............6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................11

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk.......................................................26


PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K..................................27


SIGNATURE

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                      -----

                                                                            December 31,        March 31,
                                                                               2000               2000
                                                                           --------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $       2,011     $   24,556
     Receivables                                                                   4,091          1,869
     Grant receivable                                                              2,113              -
     Inventory                                                                     5,694          1,641
     Prepaid and other current assets                                                928          1,597
                                                                           --------------    -----------
         Total current assets                                                     14,837         29,663

Property, plant and equipment, net                                                31,628         28,508
Intellectual property                                                             26,250              -
Investment in joint venture                                                            -            345
                                                                           --------------    -----------
              Total assets                                                 $      72,715     $   58,516
                                                                           ==============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                     $       1,792     $      402
     Short-term borrowing                                                          2,000              -
     Accounts payable                                                              4,532          6,060
     Accrued expenses                                                              3,406          2,882
     Accrued royalties and license fees                                                -          2,000
     Grant payable                                                                 1,806          1,923
     Accrued compensation                                                            355            389
                                                                           --------------    -----------
         Total current liabilities                                                13,891         13,656

Deferred revenue                                                                   2,500          2,500
Long-term debt, less current portion                                               4,961          3,937
Long-term debt to stockholder                                                     13,920          8,432
                                                                           --------------    -----------
              Total liabilities                                                   35,272         28,525
                                                                           --------------    -----------
Commitments and contingencies (Note 9)

Mandatorily redeemable convertible preferred stock
     Series B, $0.001 par value, Issued and outstanding: 3,500 shares at December 31, 2000 and March 31, 2000, respectively
              (Liquidation value: $3,920)                                          2,303          2,146

Stockholders' Equity:
Common stock, $0.001 par value, authorized:  100,000,000 shares, issued and outstanding:  40,881,899 and 36,838,631 shares at
     December 31, 2000 and March 31, 2000, respectively                               41             37
Additional paid-in capital                                                       295,734        256,086
Notes receivable from stockholder                                                 (4,862)        (4,862)
Deficit accumulated during the development stage                                (252,653)      (223,582)
Accumulated other comprehensive income (loss)                                     (3,120)           166
                                                                           --------------    -----------
     Total stockholders' equity                                                   35,140         27,845
                                                                           --------------    -----------
              Total liabilities, mandatorily redeemable convertible
                  preferred stock and stockholders' equity                 $      72,715     $   58,516
                                                                           ==============    ===========



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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      -----

                                        Period from
                                        March 3, 1989
                                          (date of            Three Months Ended                 Nine Months Ended
                                         inception)      -----------------------------   ----------------------------
                                          Through
                                        December 31,      December 31,    December 26,   December 31,    December 26,
                                            2000             2000            1999            2000           1999
                                        ------------     -------------   -------------   ------------    ------------
Revenue:
   Research and development contracts   $    21,605      $      -         $     -        $     -         $     -
   Battery and laminate sales                 7,473           1,854             408          5,955             797
                                        ------------     -------------    ------------   ----------      ----------
         Total revenue                       29,078           1,854             408          5,955             797

Cost of Sales                                19,231           2,893             -           15,222             -
IDB Revenue Grants                           (2,117)           (190)            -           (2,117)            -
                                        ------------     -------------    ------------   ----------      ----------
         Net cost of sales                   17,114           2,703             -           13,105             -
                                        ------------     -------------    ------------   ----------      ----------
Gross Margin                                 11,964            (849)            408         (7,150)            797
                                        ------------     -------------    ------------   ----------      ----------
Costs and expenses:
   Research and product development         105,750           4,821           5,674          7,657          14,958
   Marketing                                  4,481             187              69            547             179
   General and administrative                56,171           1,469           2,130          4,651           5,170
   Depreciation and Amortization             42,599           2,849           2,292          8,082           6,553
   Write-off of in-process technology         8,212             -               -              -               -
   Investment in Danish subsidiary            3,489             -               -              -               -
   Factory start-up costs                     3,171             -               -              -               -
   Special charges                           18,872             -               -              -               -
                                        ------------     -------------    ------------   ----------      ----------
         Total costs and expenses           242,745           9,326          10,165         20,937          26,860
                                        ------------

   Operating loss                          (230,781)        (10,175)         (9,757)       (28,087)        (26,063)

    Stockholder lawsuit settlement          (30,061)            -               -              -               -

Interest and other income                    19,007             191             165            905             337

Interest expense                             (8,318)           (591)           (480)        (1,544)         (1,314)

Equity in earnings (loss) of joint
  venture                                    (2,500)            -               -             (345)           (555)
                                        ------------     -------------    ------------   ----------      ----------
Net loss                                $  (252,653)        (10,575)        (10,072)       (29,071)        (27,595)
                                        ============
Beneficial conversion feature
  on preferred stock                                            (53)            (76)          (158)           (507)
                                                         -------------    ------------   ----------      ----------
Net loss available to common
stockholders                                            $   (10,628)        (10,148)       (29,229)        (28,102)
                                                         =============    ============   ==========      ==========

Other comprehensive loss:
    Net loss                                             $  (10,575)        (10,072)       (29,071)        (27,595)
   Change in foreign currency
     translation adjustments                                    245            (526)        (3,287)           (116)
                                                         -------------    ------------   ----------      ----------
          Comprehensive loss                             $  (10,330)        (10,598)       (32,358)        (27,711)
                                                         =============    ============   ==========      ==========
Net loss per share available to
common stockholders, basic and
diluted                                                  $   (0.28)          (0.32)         (0.78)          (0.98)
                                                         =============    ============   ==========      ==========
Shares used in computing net loss
per share available to common
stockholders, basic and diluted                              38,041          31,461         37,570          28,687
                                                         =============    ============   ==========      ==========



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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                      -----

                                                                  Period from
                                                                  March 3, 1989         Nine Months         Nine Months
                                                               (date of inception)         Ended               Ended
                                                                     through            December 31,       December 26,
                                                                 December 31, 2000           2000               1999
                                                               -------------------     ---------------    -------------
Cash flows from operating activities:
   Net loss                                                       $   (252,653)        $    (29,071)      $   (27,595)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                      42,599                8,082             6,553
     Write-off of equipment                                             15,387                   12             1,269
     Write-off of in-process technology                                  6,211                 -                 -
     Compensation related to stock options                               3,891                 -                 -
     Non-cash charge related to acquisition of Danish subsidiary         2,245                 -                 -
     Non-cash charge from stockholder lawsuit settlement                29,450                 -                 -
     Equity in (earnings) losses of joint venture                        2,500                  345               555
     Amortization of debt discount                                       1,129                  488               423
     Changes in assets and liabilities:
       Receivables                                                      (3,049)              (2,282)           (1,379)
       Prepaid expenses and other current assets                        (1,810)                 666                44
       Inventory                                                        (5,694)              (4,053)           (1,484)
       Accounts payable                                                  4,868               (1,213)            2,001
       Accrued liabilities                                              (2,082)              (1,495)             -
       Grants receivable                                                (2,117)              (2,117)           (1,612)
       Deferred revenue                                                  2,500                 -                 -
                                                                 ---------------       --------------     ------------
         Net cash used in operating activities                        (156,625)             (30,638)          (21,225)
                                                                 ---------------       --------------     ------------
Cash flows from investing activities:
   Purchase of long-term investments                                  (665,789)                -                 -
   Maturities of long-term investments                                 661,545                 -                 -
   Capital expenditures                                                (86,237)             (14,629)           (3,477)
   Sale of equipment                                                     1,269                 -                 -
   Other                                                                  (222)                -                 -
                                                                 ---------------       --------------     ------------
         Net cash used in investing activities                         (89,434)             (14,629)           (3,477)
                                                                 ---------------       --------------     ------------
Cash flows from financing activities:
   Property and equipment grants                                         7,647                1,226              -
   Borrowings of long-term debt                                         33,523                8,071             6,950
   Borrowings of short-term debt                                         2,000                2,000              -
   Payments of long-term debt:
     Product development loan                                             (482)                -                 -
     Stockholder and director                                           (6,173)                -                 -
     Other long-term debt                                              (13,144)                (476)             (331)
    Proceeds from issuance of common stock and warrants,
     net of issuance costs                                             214,691               13,559            47,097
    Proceeds from issuance of preferred stock, Series A,
     net of issuance costs                                               7,075                 -                 -
    Proceeds from issuance of preferred stock, Series B,
     net of issuance costs                                               7,125                 -                 -
                                                                 ---------------       --------------     ------------
                Net cash provided by financing activities              252,262               24,380            53,716
                                                                 ---------------       --------------     ------------
Effect of foreign exchange rates on cash and cash
equivalents                                                             (4,192)              (1,658)              (46)
                                                                 ---------------       --------------     ------------
Increase (decrease) in cash and cash equivalents                         2,011              (22,545)           28,968
Cash and cash equivalents, beginning of period                            -                  24,556             2,454
                                                                 ---------------       --------------     ------------
Cash and cash equivalents, end of period                          $      2,011         $      2,011       $    31,422
                                                                 ===============       =============      ============


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


1.       INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries (the Company) as of December 31, 2000, its consolidated results of operations for the period from March 3, 1989 (date of inception) to December 31, 2000 and for each of the three and nine-month periods ended December 31, 2000 and December 26, 1999, and the consolidated cash flows for each of the nine-month periods ended December 31, 2000 and December 26, 1999, and for the period from March 3, 1989 (date of inception) to December 31, 2000. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. The year end condensed consolidated balance sheet data as of March 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31,2001.

         The Company is engaged in research and development to produce advanced rechargeable batteries based on lithium and polymer technologies. The Company's primary activities to date have been acquiring and developing its initial technology, implementing a production line, manufacturing limited quantities of prototype batteries, recruiting personnel and obtaining capital; such activities have resulted in losses since inception.

2.       BASIS OF PRESENTATION:

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated

         USE OF ESTIMATES:

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

         REVENUE GRANTS:

         During fiscal 1994, the Company signed an agreement with the Northern Ireland Industrial Development Board, or IDB, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. Under the terms of the existing agreements, the Company has qualified and applied for revenue grants, through December 31, 2000, totaling (pound)1,413,000 ($2,117,000).
         These funds are made available to reduce the cost of labor in Northern Ireland and have been accounted for as a reduction to cost of sales.

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

         LONG-LIVED ASSETS:

         The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the difference between the amount of the discounted cash flows and the carrying amount of the asset. The Company had no impairment losses for the three-month period ended December 31, 2000.

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

3.      RECEIVABLES:

        Receivables consist of the following (in thousands):

                                        December 31, 2000    March 31, 2000
                                        ------------------   ----------------
                Trade receivables          $     2,232          $       328
                Interest receivable                780                  577
                Other receivables                1,079                  964
                                        ------------------   ----------------
                Total receivables          $     4,091          $     1,869
                                        ==================   ================

4.      INVENTORIES:

        Inventories consist of the following (in thousands):

                                        December 31, 2000     March 31, 2000
                                        ------------------    ----------------
               Raw materials            $         3,744       $       423
               Work-in-process                    1,950             1,218
                                        ------------------    ----------------
               Total                    $         5,694       $     1,641
                                        ==================    ================

5.      INTELLECTUAL PROPERTY:

        During the third quarter of fiscal year 2001, the Company acquired, from Telcordia Technologies, Inc., its rights in lithium-ion polymer battery technology including 42 U.S. patents, 14 U.S. patents pending, and more than 200 foreign patents, issued and pending. The purchase price was 3,000,000 shares of newly issued common stock valued at $26,250,000.

6.      EARNINGS PER SHARE:

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

        The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation (in thousands):

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ------------------              -----------------
                                         DEC. 31, 2000    DEC. 26, 1999    DEC. 31, 2000    DEC. 26, 1999
                                         -------------    -------------    -------------    -------------
         Net loss available
           to common stockholders          $ (10,628)       $ (10,148)       $ (29,229)       $ (28,102)
         Weighted average
           shares outstanding                 38,041           31,461           37,570           28,687
         Earnings per share,
           basic and diluted               $   (0.28)       $   (0.32)       $   (0.78)       $   (0.98)

        Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 5,491,549 and 9,633,237 for the three and nine-month periods ended December 31, 2000 and December 26, 1999, respectively.

7.      SHORT-TERM BORROWING:

        During December 2000, the Company obtained $2,000,000 in short-term borrowing to be repaid at the close of pending financing.

8.      LONG-TERM DEBT TO STOCKHOLDER:

        In July 1997, the Company entered into an amended loan agreement with a stockholder which allows the Company to borrow, prepay and re-borrow up to the full $15,000,000 principal under the promissory note on a revolving basis and provided that the lender will subordinate its security interest to other lenders when new debt is obtained after the stockholder's loan is prepaid to zero. The loan bears interest at one percent over lender's borrowing rate (approximately 9% at December 31, 2000) and is available through August 30, 2002. As of December 31, 2000, the total that has been charged to interest expense, since inception, is $1,653,416.

        In conjunction with the amended loan agreement, the Company issued warrants to purchase 594,031 shares of common stock. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt which is amortized as interest expense over the term of the line of credit. As of December 31, 2000, the total that has been charged to interest expense, since inception, is $1,128,621.

9.      COMMITMENTS AND CONTINGENCIES:

        LITIGATION:

        The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of this routine litigation will not have a material adverse effect on the Company's financial condition.

10.     SEGMENT INFORMATION:

        The Company conducts its business in one operating segment and uses only one measurement of profitability.

        Long-lived asset information by geographic area at December 31, 2000 and March 31, 2000 is as follows (in thousands):

                                                     December 31, 2000    March 31, 2000
                                                     ------------------   ----------------
       United States                                      $ 4,694             $ 4,851
       International (primarily Northern Ireland           26,934              23,657
                                                     ------------------   ----------------
       Total long-lived assets                           $ 31,628            $ 28,508
                                                     ==================   ================


        Revenues by geographic area at December 31, 2000 and December 26, 1999 are as follows (in thousands):

                                  Three Months Ended                         Nine Months Ended
                            December 31,        December 26,          December 31,       December 26,
                               2000                1999                   2000               1999
                         ------------------   ----------------      ----------------   ---------------
       United States            1,599                408                   3,885                576
       International              255                 -                    2,070                221
                         ------------------   ----------------      ----------------   ---------------
       Total revenues           1,854                408                   5,955                797
                         ==================   ================      ================   ===============


11.     RECENT ACCOUNTING PRONOUNCEMENTS:

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Currently, the Company does not hold derivative instruments or engage in hedging activities.

        SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS"

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB 101 during the third quarter and the adoption did not affect the Company's consolidated financial statements.

12.     SUBSEQUENT EVENTS:

        On February 13, 2001, the Company completed the acquisition of $30.0 million of assets consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the status of the development of our products and their anticipated performance and customer acceptance, trends affecting the commercialization and sale of our products, the status of the construction of our manufacturing facilities, the acquisition, integration and exploitation of the Telcordia intellectual property, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our joint venture relationships, and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the following reasons, among others: our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks in product and technology development, risks in the manufacture of our products, the effect of the Company's accounting policies and the other risks discussed below under the caption titled "Risk Factors," and in our Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed in our Annual Report on Form 10-K and the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. The results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first three-month period of fiscal 2001, the Company recorded its first significant commercial sales. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. Before the first three-month period of fiscal 2001, substantially all revenues were derived from a research and development contract with the Delphi Automotive Systems Group, formerly the Delco Remy Division, an operating group of the General Motors Corporation. This research and development contract expired in May 1998. The Company has incurred cumulative losses of $252,653,000 from its inception to December 31, 2000.

RECENT DEVELOPMENTS

Effective December 26, 2000, the Company acquired all of the rights held by Telcordia Technologies, Inc. to lithium-ion solid state polymer battery technology. As a result of the acquisition, the Company is the licensor under Telcordia's existing license agreements. The assets acquired in the acquisition include 42 U.S. patents, 14 U.S. patents pending, more than 200 foreign patents, issued and pending, and 15 Telcordia licenses with battery manufacturers throughout the world.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE AND NINE MONTHS ENDED DECEMBER 26, 1999 (THIRD THREE-MONTH PERIOD AND FIRST NINE MONTHS OF FISCAL 2001 COMPARED WITH THIRD THREE-MONTH PERIOD AND FIRST NINE MONTHS OF FISCAL 2000)

REVENUE. Revenue from battery and laminate sales totaled $1,854,000 and $5,955,000 for the third three-month period and first nine months of fiscal 2001, respectively. The Company recorded sales revenue of $408,000 and $797,000 for the corresponding periods of fiscal 2000. The sales revenue for the three and nine month periods of fiscal 2000 contained only laminate sales whereas battery sales began in fiscal 2001 for the same period. This is the third three-month period of sales revenue this fiscal year and reflects the Company's transition from research and development to manufacturing.

COST OF SALES. The cost of sales for the third three-month period and first nine months of fiscal 2001 was $2,893,000 and $15,222,000, respectively. During the first nine months of fiscal 2001, the Company qualified for revenue grant funding, through December 31, 2000 of $2,117,000 from the Northern Ireland Industry Development Band, or IDB, which was offset against the cost of sales as a reduction of direct labor. The Company did not record cost of sales in the third three-month period or first nine months of fiscal 2000 as the Company was primarily a research and development enterprise.

RESEARCH AND PRODUCT DEVELOPMENT. Research and development expenses were $4,821,000 and $7,657,000 during the three and nine months ended December 31, 2000 as compared to $5,674,000 and $14,958,000 for the corresponding periods of fiscal 2000. The decreased expenditures primarily are due to completion of the initial design of the Company's batteries and the beginning of its transition from research and development to manufacturing of its products. The Company expects to continue research and development on advanced products and materials.

MARKETING. Marketing expenses were $187,000 and $547,000 for the third three-month period and first nine months of fiscal 2001, respectively, as compared to $69,000 and $179,000 for the corresponding periods of fiscal 2000. The increased expenditures primarily are due to an increase in the sales team combined with extensive travel for the purpose of product presentation to potential customers.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,469,000 and $4,651,000 for the third three-month period and first nine months of fiscal year 2001, respectively, as compared to $2,130,000 and $5,170,000 for the corresponding periods of fiscal 2000. The decrease between corresponding periods is due primarily to lower expenditures for legal services.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2,849,000 and $8,082,000 for the third three-month period and first nine months of fiscal year 2001, respectively. For the corresponding periods of fiscal 2000, depreciation and amortization was $2,292,000 and $6,553,000. Increased capital expenditures in previous periods have caused depreciation to rise accordingly.

INTEREST AND OTHER INCOME. Interest and other income was $191,000 and $905,000 for the third three-month period and first nine months of fiscal 2001, respectively, as compared to $165,000 and $337,000 for the corresponding periods in fiscal 2000. The increase primarily results from additional funds being available for investment.

INTEREST EXPENSE. Interest expense was $591,000 and $1,544,000 during the third three-month period and first nine months of fiscal 2001, respectively, as compared to $480,000 and $1,314,000 for the corresponding periods in fiscal 2000. This increase is a result of a higher level of long-term debt during fiscal 2001.

EQUITY IN LOSSES OF JOINT VENTURE. Joint venture loss was $0 and $345,000 for the third three-month period and first nine months of fiscal 2001, respectively. Losses for corresponding periods of fiscal 2000 were $0 and $555,000. These joint venture losses primarily are due to pre-production costs, interest expense and foreign currency translation adjustments. As the level of accumulated deficit in the joint venture exceeds the amount of the Company's investment in the joint venture, no losses are recognized at this time.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $30,638,000 net cash for operating activities during the first nine months of fiscal year 2001 compared to using $21,225,000 during the first nine months of fiscal year 2000, an increase between corresponding periods of $9,413,000. This increase resulted primarily from the expansion and training of production staff, expansion of marketing staff and efforts, and completion of engineering efforts on production facilities.

During the nine-month period ended December 31, 2000, the Company used $14,629,000 for investing activities, as compared to $3,477,000 during the first nine months of fiscal 2000, an increase of $11,152,000 between corresponding periods. The usage in both periods was comprised solely of capital expenditures.

The Company provided $24,380,000 net cash from financing activities during the first nine months of fiscal year 2001 compared to $53,716,000 during the first nine months of fiscal year 2000. This decrease of $29,336,000 resulted primarily from a decrease in equity financing.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $22,545,000 during the nine-month period ended December 31, 2000, whereas it had a net increase in cash and cash equivalents of $28,968,000 during the nine-month period ended December 26, 1999.

During June 2000 the Company entered into separate private placement funding arrangements with Acqua Wellington Value Fund Ltd., an institutional investor, and Carl E. Berg, a principal stockholder and director of the Company, for an equity investment commitment totaling $25 million. Acqua Wellington funded $12.5 million on June 29, 2000 by the purchase of 846,665 shares of common stock and a warrant to purchase 169,333 shares of common stock, exercisable at $18.45 per share. The remaining $12.5 million is in the form of a binding commitment from Mr. Berg for funding through the fiscal year end. On February 13, 2001, the Company replaced the remaining $12.5 million commitment from Mr. Berg with the acquisition of $30.0 million of assets consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of Company common stock.

During fiscal year 1994, the Company signed an agreement with the IDB to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers, for an aggregate of up to (pound)25.6 million (approximately $38.3 million), generally become available over a five year period through October 31, 2001. As of December 31, 2000, the Company had received grants aggregating (pound)5 million (approximately $7.5 million), reducing remaining grants available to (pound)20.6 million (approximately $30.8 million).

As a condition to receiving funding from the IDB, the subsidiary operating the plant must maintain a minimum of (pound)12.0 million (approximately $17.9 million) in debt or equity financing from the Company. Aggregate funding under the grants was limited to (pound)5 million (approximately $7.5 million) until the Company had recognized $4.0 million in aggregate revenue from the sale of its batteries produced in Northern Ireland. As of December 31, 2000, the Company has qualified for and received the current maximum under these grants.

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

There can be no assurance that the Company will continue to meet the requirements necessary for it to receive and retain grants under the IDB agreement and offers.

The following are the major categories of construction in progress with their costs to date and start dates:

CONSTRUCTION CATEGORY                    COSTS TO DATE      START DATES
Assembly equipment..............            $9,629,192      March 1994

Mixing, coating, etching
laminating and slitting
equipment.......................            $2,513,541      March 1997

Factory improvements and
miscellaneous equipment..........             $178,591      June 1997


The estimated completion date for this category of construction in progress is March 2001. These statements are forward-looking statements, and actual costs and completion dates are subject to change due to a variety of risks and uncertainties, including the availability of funds for completion, the risk that actual costs will be materially greater due to unforeseen difficulties in completion of the projects, reliance on manufacturers to deliver equipment in a timely manner and which performs as intended, and other risks and uncertainties.

We believe that funds generated from operations and investment equivalent instruments, our current cash and cash equivalents together with receipt of anticipated funds from IDB grants will be sufficient through calendar 2001 to complete funding of required capital expansion, research and product development, marketing, general and administrative expenses and the cost of integrating the Telcordia licensing activities. From time to time, we consider the acquisition of businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions. Should we decide to pursue such a transaction, we may need to obtain additional funds.


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

FAILURE TO SCALE UP OUR MANUFACTURING FACILITY WILL HARM OUR CUSTOMER RELATIONS AND THREATEN FUTURE PROFITS.

We currently are in the early stages of transitioning production to an automated production line that will work with our newest battery technology in our manufacturing facility in Mallusk, Northern Ireland. We have begun to manufacture batteries on a commercial scale to fulfill our first significant purchase orders. The redesign and modification of the Mallusk manufacturing facility, including its customized manufacturing equipment, will continue to require substantial engineering work and capital expenses and is subject to significant risks, including risks of cost overruns and significant delays. In addition, in order to scale up the manufacturing capacity, we will need to begin qualification of additional automated production lines. In automating, redesigning and modifying the manufacturing processes, we continue to depend on several developers of automated production lines, all of whom have limited experience in producing equipment for the manufacture of batteries. If we fail to develop and implement a large scale manufacturing facility capable of cost-effectively producing commercial quantities of batteries according to customer specifications, it will harm our ability to serve the needs of our customers and threaten our future sales and profits.

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

OUR ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES IS LIMITED AND MAY PREVENT US FROM FULFILLING EXISTING ORDERS.

Currently, our ability to sell and ship product is limited. We currently have several outstanding unfilled purchase orders for our batteries and actively are soliciting additional purchase orders. We presently have limited quantities of batteries available for sale and do not currently have the necessary equipment in operation to manufacture a commercially adequate volume of products. We currently are installing additional automated equipment at our facilities in Mallusk, Northern Ireland. We expect this production facility to be fully operational by the end of calendar 2001, which will provide us with sufficient capacity to manufacture and ship batteries in high volumes.

In 1993, we ultimately were unable to fulfill a purchase order for batteries which incorporated a previous technology due to our inability to produce our batteries on a commercial scale. If we cannot rapidly increase our production capabilities to make sufficient quantities of commercially acceptable batteries, we may not be able to fulfill existing purchase orders in a timely manner, if at all. In addition, we may not be able to procure additional purchase orders, which could cause us to lose existing and future customers, purchase orders, revenue and profits.

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL.

At December 31, 2000, we had cash and cash equivalents of $2,011,000. In addition, effective February 13, 2001, we completed the acquisition of $30.0 million of assets consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of our common stock. We also anticipate the availability of a portion of our IDB grant funds during fiscal 2001. After taking into account our cash and cash equivalents, projected revenues and receipt of funds from IDB grants, we expect that we will have sufficient financing through calendar 2001 to complete funding of required capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities or our failure to receive sufficient IDB grant funds. In such event, we may need to raise additional funding through debt or equity financing through calendar 2001. We cannot assure you that additional funds for these purposes, whether from equity or debt financing agreements, will be available on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse effect on our operations and financial condition.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $252,653,000 as of December 31, 2000. We have working capital of $946,000 as of December 31, 2000, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2001, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

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

BECAUSE OUR BATTERIES PRIMARILY ARE SOLD AND THEN INCORPORATED INTO OTHER PRODUCTS, WE RELY ON ORIGINAL EQUIPMENT MANUFACTURERS AND BATTERY PACK ASSEMBLERS TO COMMERCIALIZE OUR PRODUCTS.

We rely heavily on assistance from original equipment manufacturers and battery pack assemblers to gain market acceptance for our products. We therefore will need to meet these companies' requirements by developing and introducing new products and enhanced, or modified, versions of our existing products on a timely basis. Original equipment manufacturers and battery pack assemblers often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the original equipment manufacturers or battery pack assemblers for purposes of determining the battery requirements for each specific application. If we are unable to design, develop and introduce products that meet original equipment manufacturers' and battery pack assemblers' requirements, we may not be able to fulfill our obligations under existing purchase orders, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from original equipment manufacturers or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

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

        WE MUST EFFICIENTLY INTEGRATE THE TELCORDIA ASSETS INTO OUR BUSINESS.

        From our inception in 1989 through the first three-month period of fiscal 2001, we were a development stage company primarily engaged in acquiring and developing our initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel and acquiring capital. Except for immaterial revenues from limited sales of prototype batteries, we did not record significant revenues from sales of our products until the first three-month period of fiscal 2001. In the last three-month period of fiscal 2001, we acquired the intellectual property assets of Telcordia Technologies. As a result of the acquisition of these intellectual property assets, we significantly increased the role of licensing in our business activities. Our future operating results could be affected by a variety of factors including:

     o our ability to secure and maintain significant customers of our proprietary technology;

     o the extent to which our future licensees successfully incorporate our technology into their products;

     o    the acceptance of new or enhanced versions of our technology;

     o the rate that our licensees manufacture and distribute their products to OEMs;

     o our ability to secure one-time license fees and ongoing royalties for our technology from licensees.

        Our future success will depend in a large part on our ability to integrate successfully our licensing operations with our other business activities. The degree to which we can successfully integrate these operations will depend on a number of factors, including our ability to expand the scope of our operations beyond the design, development, manufacture and marketing of our rechargeable lithium polymer batteries to include substantially increased technology licensing activities. The integration of these licensing operations following the acquisition of the Telcordia intellectual property assets will require the dedication of management and other personnel resources which may temporarily distract them from our day-to-day business. If we fail to integrate the acquired intellectual property efficiently or otherwise substantially expand our licensing activities, our results of operations and financial condition will be adversely affected.

OUR REVENUE FROM LICENSE FEES AND ROYALTIES WILL FLUCTUATE AND DEPENDS SIGNIFICANTLY ON THE SUCCESS OF OUR LICENSEES AND THE MARKET DEMAND FOR OUR PRODUCTS.

        We expect to generate income from license fees as well as ongoing royalties based on sales by licensees that design, manufacture and sell products incorporating our technology. License fees generally will be nonrefundable and may be paid in one or more installments. Ongoing royalties will be nonrefundable and generally based upon a percentage of the selling price of the products which incorporate our technology sold by the licensee. Because we expect to derive a significant portion of our future revenues from royalties on shipments by our licensees, our future success depends upon the ability of our licensees to develop and introduce high volume products that achieve and sustain market acceptance. We cannot assure you that our licensees will be successful or that the demand for lithium polymer batteries or for devices utilizing these batteries will continue to increase. In addition, our license fee revenues depend on our ability to gain additional licensees within existing and new markets. A reduction in the demand for lithium polymer batteries, our loss of key existing licensees or our failure to gain additional licensees could have a material adverse effect on our business.

THERE IS A POTENTIAL CONFLICT BETWEEN US AND OUR FUTURE TECHNOLOGY LICENSEES.

       The acquisition of the Telcordia intellectual property assets has added significant diversity to our overall business structure and our opportunities. We recognize that there is potential for a conflict among our sales channels and those of our future technology licensees. Although our manufacturing and marketing business generally is complimentary to our licensing business, we cannot assure you that sales-channel conflicts will not arise. If these potential conflicts do materialize, we may not be able to mitigate the effect of a conflict which, if not resolved, may impact our results of operations.

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

We have established a program for intellectual property documentation and protection in order to safeguard our technology base. We intend to vigorously pursue enforcement and defense of our patents and our other proprietary rights. We could incur significant expenses in preserving our proprietary rights, and these costs could harm our financial condition. We also are attempting to expand our intellectual property rights through our applications for new patents. Patent applications in the United States are maintained in secrecy until the patents that are applied for are ultimately issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. Therefore, our pending patent applications may not result in issued patents and our issued patents may not afford protection against a competitor. Our failure to protect our existing proprietary technologies or to develop new proprietary technologies may substantially impair our financial condition and results of operations.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US COULD BE TIME CONSUMING AND EXPENSIVE TO DEFEND.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we currently are not engaged in any intellectual property litigation or proceedings, we may become involved in these proceedings in the future. In the future we may be subject to claims or inquiries regarding our alleged unauthorized use of a third party's intellectual property. These claims could involve our licensees who could also become targets of litigation. This could trigger obligations on us that could result in substantial expenses. In addition to the time and expense required for us to comply with our obligations to our licensees, any such litigation could severely disrupt the business of our licensees, which in turn could hurt our relations with our licensees and cause our revenues to decrease. Whether aimed at us or our licensees, an adverse outcome in litigation could force us to do one or more of the following:

     o stop selling, incorporating or using our products that use the challenged intellectual property;

     o    pay significant damages to third parties;

     o stop licensing a portion of our technology, which in turn may prevent licensees from manufacturing and selling the products that incorporate this technology;

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

We also established a joint venture company, Alliant/Valence, L.L.C., to market our battery technology and technology obtained under our non-exclusive license with Telcordia Technologies and to develop and to manufacture batteries for our U.S. military customers, as well as for foreign military sales activities. In connection with this joint venture, Alliant Power Sources Company, an Alliant operating company, has ordered both battery component material and finished battery cells from Valence to be used in the construction of several different specialized batteries for military and aerospace applications.

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

As of December 31, 2000, our officers, directors, and their affiliates as a group beneficially owned approximately 19.7% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

If CC Investments were to exercise all of the warrants it holds and convert all of the shares of preferred stock it owns, as of December 31, 2000, it would then own approximately 1,099,180 shares of our common stock. This amount includes 651,419 shares of our common stock that CC Investments would acquire upon their conversion of the shares of Series B Preferred Stock it currently holds. Our Series B Preferred Stock has a variable conversion rate and is convertible into a larger amount of shares when our common stock trades at a price below $6.03 in six out of ten consecutive trading days. In addition, the number of shares into which the preferred stock converts increases at 6% per year. If CC Investments exercises additional warrants or converts its preferred stock into shares of our common stock and sells the shares into the market, these sales could depress the market price of our common stock and would dilute your holdings in our common stock. Additionally, dilution or the potential for dilution could harm our ability to raise capital through the future sale of equity securities.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 41,533,318 shares of common stock, based upon shares outstanding as of December 31, 2000 and the conversion of all of our Series B Preferred Stock. Of these shares, most will be registered and freely tradable. In addition, we have filed registration statements on Form S-8 under the Securities Act that cover 1,781,858 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has long term debt, principally in the form of two building mortgages, one of which has a balloon payoff in fiscal 2002. One note bears interest at a fixed rate of 10.4% and the other note bears interest at an annually adjustable published interest rate index (7.375% at December 31, 2000).

Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. At December 31, 2000, the weighted average interest rate on the Company's long-term debt is 7.964%.

The table below presents principal amounts by fiscal year for the Company's long-term debt.

                        2001      2002      2003      2004      2005    Thereafter   Total
                      -------   -------   -------   -------   -------   ----------  ---------
                                       (in thousands)
Liabilities:
Fixed rate debt.....  $    42   $ 1,272   $    --   $    --   $    --   $      --   $  1,314
Variable rate debt..       97       484       520       559       602       3,177      5,439

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of this routine litigation will not have a material adverse effect on the Company's financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 26, 2000, the Company issued 3,000,000 shares of its common stock, par value $.001 per share to Telcordia Technologies, Inc. in exchange for all of Telcordia's rights in lithium-ion solid state polymer battery technology. Telcordia is an accredited investor, as defined under the Securities Act of 1933, as amended (the "Act") and the shares of common stock issued to Telcordia were issued in a private placement transaction under Rule 506 of Regulation D promulgated under the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.     EXHIBITS:

               (i)    None

        b.     REPORTS ON FORM 8-K:

               (i)    Current Report on Form 8-K, Item 5, filed on
                      November 13, 2000

               (ii)   Current Report on Form 8-K, Item 5, filed on
                      December 4, 2000

               (iii) Current Report on Form 8-K, Item 5, filed on December 29, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            VALENCE TECHNOLOGY, INC.
                                            (Registrant)


Date:  February 14, 2001                    By:    /s/ Jay L. King
                                               --------------------------------
                                                  Jay L. King
                                                  Vice President and
                                                  Chief Financial Officer