Form 10-K
period 2001-03-31
VALENCE TECHNOLOGY INC
filed 2001-07-02
CIK 885551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2001

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


                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
        None                                                     None


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

      Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates on June 21, 2001 was $182,990,942.*

     As of June 21, 2001, there were 45,535,439 shares of common stock outstanding.

*Excludes approximately 18,304,644 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at June 21, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO ITS 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), ITS DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING THE FINANCIAL CONDITION OR RESULTS OF OPERATIONS OF VALENCE, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (C) THE BUSINESS AND GROWTH STRATEGIES OF VALENCE. THE STOCKHOLDERS OF VALENCE ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS". VALENCE UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW


We are a leader in the design, manufacture and marketing of rechargeable lithium polymer batteries. Founded in 1989, our business has been driven primarily by our research and development efforts, which has fostered our intellectual property position, currently consisting of 790 issued and pending patents.

We appointed Stephan B. Godevais as our Chief Executive Officer and President in May 2001. Mr. Godevais also joined our Board of Directors at that time. Mr. Godevais joins us from Dell Computer Corporation, where he led Dell's desktop and notebook product lines for consumers and small businesses. During his tenure at Dell, Mr. Godevais launched the company's Inspiron division, growing it into a multi-billion dollar business. He also introduced the first 15 inch notebook computer in the industry and sustained its position as a market leader from 1998 to 2000. Prior to Dell, Mr. Godevais managed Digital Equipment Corporation's notebook business worldwide. In his various positions at Digital, Mr. Godevais transitioned an innovative product line into a recognized and highly profitable worldwide business. Mr. Godevais also spent ten years at Hewlett-Packard where he held positions in marketing for various product and field organizations. Before he left Hewlett-Packard, Godevais managed its mobile business in Europe, including personal digital assistants, or PDAs, and calculators.

With the appointment of Stephan B. Godevais to the role of chief executive officer in May 2001, we have begun the process of transitioning our business from a research and development oriented company, to an operational company with a strong sales and marketing focus. With this strategic shift, our vision is for Valence to become the world leader in energy solutions by taking advantage of the flexibility and other performance characteristics of our technology to provide solutions to our customers, which will allow them to offer greater differentiation in their products. We believe that the differentiation offered to our customers - based on Valence's proprietary lithium-ion chemistries and processes - will come in the form of safer, more customized, lower-cost, higher performance energy solutions which are becoming increasingly critical to today's energy solutions market.

As we accelerate our transition to a marketing oriented company, we will also be expanding our focus on the markets in which we participate. Historically, we have leveraged the application of our technology in the mobile communications market. However, as we move to approach the market as a total energy solutions provider, we will be in a position to greatly expand the target markets we participate in to include computing and communications, consumer electronics, appliances and toys, vehicular and uninterruptible power supplies systems, among others.

As we target new markets, we expect to be supported by our proprietary battery technology, which we believe offers distinct technological advantages over competing technologies. We believe our batteries are thinner, lighter and generally achieve longer operating times than many competing rechargeable batteries currently in the market.

Unlike competing liquid lithium ion batteries that often require a metal casing to hold their liquid electrolyte, our lithium polymer batteries are manufactured with a foil casing, which makes them less bulky and less costly to produce.

To solidify our technology position, in December 2000, we acquired all of the rights of Telcordia Technologies, Inc. to lithium-ion polymer battery technology, with the intention to package the acquired technology with our own internally developed lithium-ion polymer battery technology, and actively license the package of technology and know-how worldwide. The acquisition provided us with all of Telcordia's patent rights covering lithium-ion, solid state, polymer batteries, including 42 U.S. patents, 14 U.S. patents pending, and more than 200 foreign patents issued and pending, and 15 Telcordia licenses with battery manufacturers throughout the world, 12 of which are currently active.

Following the Telcordia acquisition, we embarked upon an aggressive program to upgrade existing licenses to include technology developed by us and to identify and enter into licensing arrangements with new manufacturing partners.

From a manufacturing standpoint, we are continuing to enhance our manufacturing facilities in Mallusk, Northern Ireland to prepare for the commercialization of our technology. To that end, we completed the installation and qualification of our first automated, high volume production line in 1999 and began commercial shipments of our batteries in February 2000. We currently are installing additional automated manufacturing equipment at our Northern Ireland facilities. We anticipate that the additional equipment will be operational by the end of 2001, which will provide us the capacity to manufacture and ship batteries in high volumes.

KEY CHALLENGES FACING THE RECHARGEABLE BATTERY INDUSTRY

We believe that the rechargeable battery industry faces the following significant challenges:

     o INCREASING FUNCTIONALITY REQUIRES MORE POWER. Rechargeable batteries must supply power for evolving products with constantly increasing energy demands. As the capabilities and features of these products are enhanced, the energy demands on the batteries for these products also are increased. For example, some cellular telephones and PDAs are now being used for Internet access, in addition to their original uses. These enhanced capability products require larger capacity, higher rate batteries. New battery technologies must be developed or existing technologies must be improved to support these increased energy demands.

     o DEMAND FOR LIGHTER AND THINNER PRODUCTS. The marketplace continues to demand lighter and thinner portable electronic devices. As a result, portable electronic device manufactures require lighter, thinner batteries for these new products. At the same time, these thinner and lighter batteries must sufficiently serve the energy needs of the new devices. Liquid lithium ion batteries, while containing a high energy density, require a metal casing to hold the liquid electrolyte. The casing adds weight and size to the overall battery package, reduces the relative efficiency of the active material in the container itself, and limits the battery's utility as a power source for these lighter, thinner portable electronic devices.

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

     o ENVIRONMENTAL COMPLIANCE ISSUES. Rechargeable battery manufacturers, as with all other industries, must comply with environmental regulations set by various local, state and governmental agencies for the manufacture and disposal of batteries that are incorporated into mobile communication products. Continuous enhancements in battery technology with a trend toward increased participation and cooperation between vendors and battery manufacturers in the production process and the formulation and implementation of the use of safer chemicals and recycling programs all prompt the manufacture of more environmentally friendly batteries. Laboratory analysis of lithium ion batteries using EPA testing procedures and criteria set by local and state authorities in Nevada has resulted in a waste classification of non-hazardous. All generators however are responsible for their own waste stream classifications. These positive findings have increased consumer awareness and have encouraged them to purchase more environmentally friendly lithium ion batteries.

We believe that our technology solutions provide us with a substantial competitive advantage to strategically address these current challenges facing the rechargeable battery industry.

OUR SOLUTION

We believe that the next step in battery evolution is lithium polymer batteries. Lithium polymer technology offers significantly improved performance over existing technologies in a lighter, more flexible package. Lithium polymer batteries can be manufactured to as thin a specification as 1 mm and in a large "footprint" or size. For example, a flat large footprint lithium polymer battery is ideal for use on the back of the screen of, or in the base of, a notebook computer. Lithium polymer batteries are also being used in cellular telephones and PDAs, and we believe that there is a broad range of applications for lithium polymer batteries beyond consumer electronic applications.

We also believe that our next generation batteries, with which we are in the research and development stages, would offer additional advantages, including longer cycle life and more energy density than current battery technology, if successfully developed and commercially feasible.

KEY ATTRIBUTES OF OUR BATTERIES INCLUDE:

     o SUPERIOR PERFORMANCE. We believe our lithium polymer chemistry offers performance advantages over the competing battery chemistries of nickel cadmium, nickel metal-hydride and liquid lithium ion. Lithium is the metal element that has the highest electrochemical potential. This means that lithium is able to convert more energy than any other metal element by moving electrons back and forth in a chemical reaction. Lithium's high electrochemical potential enables us to produce batteries with greater energy density than batteries based upon other chemistries such as nickel cadmium and nickel metal-hydride, and, in most cases, with energy density equal to or greater than that of liquid lithium ion batteries available on the market today.

     o FORM FACTOR - THIN, LIGHTWEIGHT AND LARGE FOOTPRINT. The chemistry and construction of our lithium polymer batteries makes it possible for us to manufacture thin, lightweight batteries required for portable electronic devices. Our lithium polymer batteries utilize a foil, rather than a metal, casing to hold the battery electrolyte and, as a result, can be manufactured to thinner and lighter specifications. Our battery technology processes enable us to manufacture batteries into large footprint sizes for applications such as notebook computers. By contrast, our competitors must combine several batteries together in manufacturing a power source for a large footprint application, which we believe results in a higher application cost. We believe that our ability to accommodate various sizes and shapes of cells enables us to effectively target emerging mobile device applications while also enabling our customers to differentiate their products from those of their competitors.

     o SCALABLE AND FLEXIBLE MANUFACTURING PROCESSES. We believe that we are well positioned to bring new products to commercial production quickly and cost effectively both because we have invested substantial sums in developing full scale production capability in Northern Ireland and due to our vertically integrated, manufacturing processes. We are able to produce batteries in a wide range of sizes and shapes, and our manufacturing process flexibility allows us to custom manufacture product in a timely fashion to meet the specific needs of our customers. We are able to meet customer requests for new battery designs without the need for substantial investments of time and capital to redesign existing production facilities or develop new facilities. We believe that our proprietary manufacturing know-how gives us a distinct competitive advantage in commercially exploiting our lithium polymer products. Finally, our battery production processes are vertically integrated. We produce our own films, which are the raw materials that will later be used in our in-house lamination, assembly, extraction and packaging processes to produce our batteries. By maintaining vertical integration in our production processes, we gain important advantages over our competitors in terms of manufacturing quality, design and technology control.

STRATEGY

Our objective is for Valence to become the world leader in energy solutions. We expect that the differentiation offered to our customers - based on Valence's proprietary lithium-ion chemistries and processes - will come in the form of safer, more customized, lower-cost, higher performance energy solutions which are becoming increasingly critical to today's energy solutions market.

While we are currently in the process of developing the details of our business plan to transition the company from a research and development driven to a marketing and customer driven company, key broad elements of our strategy include the following:

     o Bringing our sales and marketing, as well as operational structure, in line to match the strength of our technology.

     o Expanding the vision of the company and the markets we serve from a pure battery company to an energy solutions company.

     o Migrating the culture of the company from an engineering focused company to a customer focused company.

Taken together, these changes are designed to position us as the world leader in energy solutions by taking advantage of the flexibility and other performance characteristics of our technology to provide solutions to our customers, which will allow them to offer greater differentiation in their products and to enable us to differentiate ourselves from our competitors. We are focused on leveraging the depth and breadth of our technology position to provide an expansive platform from which to begin the process of realizing Valence's growth potential.

Our growth strategy involves many tactical steps and we expect to finalize and announce our strategy by the end of summer 2001.

MANUFACTURING AND SALE OF BATTERY PRODUCTS

PRODUCTS

We have developed seven standard "footprints" or battery product designs, which can be commercially produced through low cost, high volume manufacturing processes. These products may be used in a number of applications, including as a rechargeable power source for portable electronic devices, such as notebook computers, HPCs, PDAs and cellular telephones. The table below describes our currently available products in terms of functionality and key features:

Product Family and Type           Size Range/Thickness                                       Key Applications
-----------------------  -------------------------------------    -----------------------------------------------------------------
Model 25 Series (small   Cell size is 25 mm x 110 mm, with        Used to fit in tight applications such as satellite and cellular
footprint battery)       thickness up to 8.4 mm                   telephones where light-weight and high energy capacity are required.

Model 43 Series (small   Cells available in heights ranging       Designed for technically advanced applications including cellular
footprint battery)       from 1.2 mm to 5.7 mm, with thickness    telephones, where size, weight and thickness are key
                         ranging from 1.1 mm to 5.6 mm            considerations.

Model 65 Series (small   Cells available in heights ranging       Applications in technically advanced power applications including
footprint battery)       from 1.2 mm to 5.7 mm, with thickness    pagers, cellular telephones, PDAs and HPCs, where size, weight,
                         ranging from                             thickness and energy capacity are key considerations.
                         1.2 mm to 5.7 mm.

Model 44 Series (large   Cell size measures 103 mm x 103 mm       Designed for PDAs, notebook computers and other high performance
footprint battery)       and has a thickness range of 1.2 mm      applications where safety, weight, thickness and energy capacity
                         to 5.7 mm                                are key considerations.

Model 74 Series (large   Cell size measures 70 mm x 140 mm        Designed for PDAs, notebook computers and other advanced personal
footprint battery)       and has a thickness ranging from         electronic devices, where energy capacity is a key consideration.
                         1.2 mm to 5.7 mm

Model 35 Series (large   Cell size measures 35mm x 62mm and       Designed for PDAs, cell phones and other advanced personal
footprint battery)       has a thickness of 4mm                   electronic devices, where energy capacity is a key consideration.

Model 59 Series (large   Cell size measures 55mm x 90mm and       Designed for PDAs, hand held personal computers, wireless modems
footprint battery)       has a thickness of 3mm                   and other advanced personal electronic devices, where energy capacity is a key consideration.

As a result of our flexible manufacturing processes, we require a relatively short lead time to manufacture a variety of products. This flexibility increases our ability to custom-manufacture batteries to meet the particular needs of our customers.

SALES AND MARKETING

Since our inception, we have focused on research and development. However, we have recently begun production and shipment of our batteries in commercial quantities and intend to expand our sales and marketing capabilities. Currently, we sell our batteries primarily through original equipment manufacturers, or OEMs, battery pack makers, and independent sales representatives. We currently have a sales and marketing team consisting of eight persons. During this transition phase, we are in the process of restructuring and expanding our sales and marketing force. While we are continuing the process of preparing a restructuring and expansion plan, we have initially targeted four focus areas for our sales and marketing efforts:

     o    Sales of materials;

     o    Licensing of our technology;

     o    Sales of our batteries; and

     o    Development and marketing of battery-based energy solutions.

MANUFACTURING

We manufacture all our products at a vertically integrated manufacturing plant in Mallusk, Northern Ireland. The first fully automated assembly line was installed in the Northern Ireland facility in the first quarter of 1999 as part of the first phase of our facilities expansion. Refinement of this line and the rest of the manufacturing process has proceeded on an ongoing basis since 1999. This first line produces batteries for cellular telephones and other small battery applications. We have purchase orders in place for additional equipment to expand our manufacturing capabilities. The production of our Model 25 battery was transferred on to one of our high-speed production lines at the Mallusk facility to ramp up production capacity to meet follow-on orders. We also moved into the second phase of our expansion during the summer of 2000, including the addition of a second automated assembly line for our smaller batteries and a new machine, the Flexible Automated Battery Assembly Line, or FABAL. The FABAL produces larger footprint batteries for notebook computers and PDAs and can be easily adjusted to produce different size batteries. Installation was completed in the second half of 2000. The incorporated changes from these initial two phases are anticipated to greatly increase our operating capacity. Our third phase, which is scheduled to begin in mid-summer 2001, will significantly increase our manufacturing capacity for large batteries. By the completion of this third phase, we anticipate that a third automated assembly line for large batteries will be operational by the end of 2001. All of the equipment necessary to complete phase three of our plan will be delivered during summer 2001. However, the new equipment requires extensive qualification and adjustment before it will be operational, and this process is expected to take a number of months.

On March 30, 2001, the Company reduced its non-managerial manufacturing personnel by 181 people at its Mallusk, Northern Ireland manufacturing site. The layoffs were a result of the expected arrival of new state-of-the-art high-speed automated production and packaging machinery in May 2001.

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

LICENSING OUR TECHNOLOGY

We intend to continue our licensing efforts and increase our licensing revenues through the collection of licensing royalties and fees. On December 26, 2000, the Company acquired all of the rights held by Telcordia Technologies, Inc. (formerly Bellcore) to lithium-ion solid-state polymer battery technology in exchange for three million shares of our common stock. The assets acquired in the acquisition include 42 U.S. patents, 14 U.S. patents pending, more than 200 foreign patents, issued and pending, and 15 Telcordia licenses with battery manufacturers in several countries, 12 of which are currently active. As a result of the Telcordia acquisition, we have expanded our business to include the licensing of our battery technology to third party manufacturers. At May 31, 2001, two of those 12 active former Telcordia licensees elected to convert their agreements into a Valence agreement whereby they license both former Telcordia technology and other Valence technology. Prior to the Telcordia acquisition, the Company licensed certain patents pertaining to lithium-ion battery technology under a non-exclusive license with Telcordia.

Our form license agreement includes a non-exclusive license to use the proprietary rights in our technology (and improvements we create to that technology to the extent related to producing batteries) to:

     o manufacture, market and sell batteries containing certain cathode active materials in a specified territory;
     o create modifications, extensions or derivative works of the proprietary rights in our technology; and
     o sublicense, only to controlled affiliates, the rights granted to the licensee.

RESEARCH AND PRODUCT DEVELOPMENT

We conduct research and development and pilot production at our Henderson, Nevada facility. Our research personnel consist of two groups: the battery research and development group and the systems engineering group. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our battery technology. Our areas of expertise include chemical engineering, process control, safety, and anode, cathode and electrolyte chemistry and physics, polymer chemistry and radiation chemistry, thin film technologies, coating technologies, and analytical chemistry and material science.

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

The systems engineering group designs and adapts our products for eventual sale to customers. We do this by evaluating our customers' applications and offering solutions that add value and differentiate their end products by exploiting the versatility and advantages of our technology and manufacturing capabilities.

We are currently in the planning and testing stages of developing a next generation battery based on new materials. We expect to have prototype samples prepared by the end of 2001 and plan to evaluate their feasibility at that time in light of market conditions and other factors.

Our research and development expenses for the fiscal years ended March 28, 1999, March 31, 2000 and March 31, 2001 totaled $18.8 million, $19 million and $12.7 million, respectively.

COMPETITION

Competition in the battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are nickel cadmium, nickel metal hydride, liquid lithium ion and lithium polymer batteries. We believe that our lithium polymer batteries will compete primarily in the high-end segments of the rechargeable battery market, on the basis of high energy density, thinness, weight and form factor.

The industry consists of major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. Our primary competitors who have announced availability of either lithium ion or lithium polymer based rechargeable battery product include Sony, Sanyo, Panasonic and Toshiba, among others.

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

We believe that we have important technological advantages over our competitors in terms of our ability to compete in the lithium polymer battery market. We believe that our battery construction and manufacturing processes allow us to produce thinner, lighter and larger batteries, thus enabling us to enter a wide range of markets that do not currently use lithium polymer batteries. We believe that our next generation materials will provide additional advantages in the arenas of safety, cost, size and energy density relative to competing products.

INTELLECTUAL PROPERTY

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

The assets acquired in the Telcordia acquisition include 42 U.S. patents, 14 U.S. patents pending, more than 200 foreign patents, issued and pending, and 15 Telcordia licenses with battery manufacturers in several countries, 12 of which are currently active. Prior to this acquisition, the Company licensed certain patents pertaining to lithium-ion battery technology under a non-exclusive license with Telcordia.

We rely on patent protection for certain designs and products. We hold approximately 267 United States patents, which have a range of expiration dates from 2005 through 2019 and have in excess of 49 patent applications pending in the United States. We are preparing additional patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

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

The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulate the shipment of hazardous materials. Currently, lithium-ion batteries, because they contain no metallic lithium, are not addressed in the DOT hazardous materials regulations. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium polymer batteries. In addition, it has adopted special size limitations for applying exemptions to these batteries. Under these two standards, our batteries currently fall well below the level necessary to achieve an exempt status. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, as a result of an incident during summer, 1999, involving another supplier of liquid button batteries that were mishandled at Los Angeles International Airport, DOT staff members are reviewing regulations.

At present it is expected the equivalency standards and tests to qualify for exemption will be implemented in January, 2003. While we fall under the equivalency levels and comply with all of its safety packaging requirements, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of our products in the United States.

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

THIRD PARTY RELATIONSHIPS

In June 2001, we entered into an agreement with Hanil Telecom Co. Ltd. to terminate the Hanil Valence Korean joint venture that we maintained with Hanil Telecom Co., Ltd. through our Dutch subsidiary, creating a company that is now an independent licensee of ours. We no longer have an equity position in the surviving company from this former joint venture. The license provides that Valence would receive revenues for sales of film/laminate and engineering services to the company and royalties for batteries sold worldwide by the company.

HUMAN RESOURCES

As of May 31, 2001, we had 82 full-time employees in the United States at our Henderson, Nevada headquarters. We have 29 total employees in the areas of administration, legal, marketing, finance, management information systems, purchasing, quality control and shipping & receiving. We have 17 total employees in the areas of engineering, facilities maintenance and environmental health & safety. We have 36 total employees in the areas of research & development and product development; product development includes mixing, coating and assembly. In addition, as of May 31, 2001, our Dutch subsidiary had 119 permanent, full time employees located in Northern Ireland. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

Our corporate offices and principal laboratories are located in a 55,000 square foot facility that we own, located in Henderson, Nevada. We have a mortgage of $1,272,150 on the facility as of March 31, 2001.

Our Dutch subsidiary owns a manufacturing facility in Mallusk, Northern
Ireland, with approximately 155,000 square feet, and we are in the process of expanding our facilities within this space. We have exercised the option to purchase an adjacent facility of approximately 50,000 square feet under a lease purchase agreement. In connection with the purchase of this additional property, we entered into a mortgage of $2,098,617 that bears interest at an annual rate of 7.25%.

We are in the process of migrating our business functions to Austin, Texas within the next few months and are currently looking for office space in that city. Our Henderson facility would continue to be dedicated to our research and development efforts. We believe that our existing facilities will be adequate to meet the Company's needs for the foreseeable future.

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

We reached a settlement in a lawsuit by a class of persons who purchased our common stock between May 7, 1992 and August 10, 1994, alleging that we violated federal securities laws and seeking unspecified compensatory and punitive damages, attorneys' fees and costs for claimed misleading statements between May 7, 1992 and August 10, 1994, including filings with the Commission with regard to the Company's business and future prospects. The complaint named us as a defendant as well as some of our present and former officers and directors, asserting that Valence and those individuals violated federal securities laws by misrepresenting and failing to disclose certain information about our business during the class period. On February 3, 2000 we entered into a settlement agreement, pursuant to which we delivered $1.3 million in cash to a settlement fund. In addition, we issued 950,000 shares of common stock to a wholly owned subsidiary, which pledged these shares to secure our obligations under the settlement agreement. On May 8, 2000, the court approved the parties' settlement agreement and entered an order formally dismissing the case. Under the terms of the settlement, the plaintiffs' settlement counsel, or their authorized agents, acting on behalf of the settlement class and subject to the supervision and direction of the court, will administer and calculate the claims submitted by the settlement class members and will oversee distribution of the balance of the settlement fund to the authorized claimants as of the effective date of the settlement. The settlement fund will be applied in the following order: (a) to pay counsel to the representative plaintiffs attorneys' fees the fee and expense award (as defined in the settlement and if and to the extent allowed by the court); (b) to pay all costs and expenses reasonably and actually incurred in connection with providing notice i.e. locating class members; (c) to pay the taxes and tax expenses as described in the settlement agreement; and (d) to distribute the balance of the settlement fund to authorized claimants as allowed by the terms of the settlement, the court or the Plan of Allocation (as defined in the settlement).

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

The Company has received notification that seventeen former employees of the Mallusk, Northern Ireland facility have filed claims against the Company alleging breach of contract and lack of consultation prior to termination due to the reduction in force in March 2001 at the facility. The time period for filing such claims has not expired, therefore the Company cannot assess the merit, nor likelihood and extent of liability, if any, presented by such claims at this time.

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 26, 2001, we held an annual meeting of our stockholders. The following directors were elected at the meeting: Lev M. Dawson, Carl E. Berg, Bert C. Roberts, Jr. and Alan F. Shugart.

The votes cast in the election for directors were as follows:

    NOMINEE               VOTES IN FAVOR       VOTES AGAINST
    -------               --------------       -------------
    Lev M. Dawson           33,789,781           1,857,285
    Carl E. Berg            35,405,323             241,743
    Bert C. Roberts, Jr.    35,454,675             192,391
    Alan F. Shugart         35,453,064             194,002

Stockholders also voted to ratify the selection of Deloitte & Touche LLP as independent accountants for the fiscal year ending March 31, 2001. There were 35,582,778 votes cast in favor of the ratification, 25,430 votes cast against the ratification and 38,858 abstentions.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol "VLNC" since May 7, 1992. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported in the Nasdaq National Market or published financial sources:

                                                               HIGH             LOW
                                                              -------         --------
    FISCAL 2000:

    Quarter ended June 27, 1999                               $ 8.44           $ 6.50
    Quarter ended September 26, 1999                            7.38             4.38
    Quarter ended December 26, 1999                            21.06             4.53
    Quarter ended March 31, 2000                               39.66            16.63

    FISCAL 2001:

    Quarter ended June 30, 2000                                24.38            11.13
    Quarter ended September 30, 2000                           23.13            13.50
    Quarter ended December 31, 2000                            19.00             7.75
    Quarter ended March 31, 2001                               14.00            3.875

    FISCAL 2002:

    Quarter ended June 30, 2001 (through June 21, 2001)        10.25            2.875

On June 21, 2001, the last reported sale price of our common shares on the Nasdaq National Market was $6.72 per share. On that date, we had 45,535,439 shares of common stock outstanding held of record by approximately 603 record holders and an estimated over 15,000 beneficial owners.

ITEM 6.    SELECTED FINANCIAL DATA

This section presents selected historical financial data of Valence. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. We derived the statement of operations data for the years ended March 28, 1999, March 31, 2000 and March 31, 2001 and balance sheet data as of March 31, 2000 and March 31, 2001 from the audited consolidated financial statements in this report. We derived the statement of operations data for the years ended March 30, 1997, and March 29, 1998, and the balance sheet data as of March 30, 1997, March 29, 1998, and March 28, 1999 from audited financial statements that are not included in this report.

                                                                             FISCAL YEAR ENDED
                                                   MARCH 30,      MARCH 29,     MARCH 28,     MARCH 31,      MARCH 31,
                                                      1997          1998          1999           2000          2001
                                                 -------------  -------------  ------------  -------------  -------------
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS
DATA:
Revenue
License Fees                                     $      ---     $      ---     $     ---     $     ---      $    1,500
Battery and laminate sales                              ---            ---           ---           1,518         7,191
                                                 -------------  -------------  ------------  -------------  -------------
Total revenue                                           ---            ---           ---           1,518         8,691

Cost and expenses:
Cost of Sales                                           ---            ---           ---           ---          19,366
IDB Revenue Grant                                       ---            ---           ---           ---          (1,191)
                                                 -------------  -------------  ------------  -------------  -------------
Cost of Sales, Net                                      ---            ---           ---           ---          18,175
Research and product development                       10,825        15,432        18,783         19,142        12,726
Marketing                                                 205           855           105            297         1,080
General and administrative                              6,168         7,066         6,753          6,653         7,133
Depreciation and amortization(4)                         ---            ---         3,388          9,510        11,309
One time social charge(3)                                ---            ---           ---           ---            333
Factory start-up costs(1)                                ---            ---           ---           3,171          ---
Stockholder lawsuit(2)                                   ---            ---           ---          30,061          ---
                                                 -------------  -------------  ------------  -------------  -------------
Total costs and expenses                               17,198        23,353        29,029         68,834        50,756
                                                 -------------  -------------  ------------  -------------  -------------
Operating loss                                        (17,198)      (23,353)      (29,029)       (67,316)      (42,065)
Interest and other income                               2,558         1,174         2,980            221         1,241
Interest expense                                         (814)         (528)         (643)        (1,841)       (2,332)
Equity in earnings (loss) of Joint Venture               (434)       (1,779)          268           (210)         (345)
                                                 -------------  -------------  ------------  -------------  -------------
Net loss                                              (15,888)      (24,486)      (26,424)       (69,146)      (43,501)

Beneficial conversion feature
  on preferred stock                                    ---            ---         (2,865)          (560)         (591)
                                                 -------------  -------------  ------------  -------------  -------------
Net loss attributable to common stockholders     $    (15,888)  $   (24,486)   $  (29,289)   $   (69,706)   $  (44,092)
                                                 =============  =============  ============  =============  =============
Net loss per share attributable to common        $      (0.73)  $     (1.06)   $    (1.13)   $     (2.28)   $    (1.14)
  stockholders, basic and diluted                =============  =============  ============  =============  =============

Shares used in computing
  net loss per share attributable to
  common stockholders, basic and diluted(2)            21,684        23,010        25,871         30,523        38,840
                                                 =============  =============  ============  =============  =============

                                     MARCH 30,         MARCH 29,         MARCH 28,          MARCH 31,        MARCH 31,
                                       1997               1998              1999              2000              2001
                                    -----------      -----------       ------------       ------------     ------------
                                                                    (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents           $  27,832        $   8,400         $   2,454            $  24,556       $   3,755
Investments                             9,556             -                   -                     -              -
Working capital                        26,105           (1,773)           (7,784)              16,007           6,720
Total assets                           55,526           42,894            38,401               58,516          87,735
Long-term debt                          5,217            4,950             8,171               12,369          20,651
Accumulated deficit                  (103,526)        (128,012)         (154,436)            (223,582)       (267,083)
Total stockholders' equity             38,349           22,962             7,955               27,845          49,065
----------------------

(1)(2)  See Results of Operations discussion in Item 7 Below.
(3)     See Note 2 of Notes to Consolidated Financial Statements.
(4) For the fiscal years ended March 30, 1997 and March 29, 1998 such amounts are included in General & Administrative expenses.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), ITS DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS
(A) TRENDS AFFECTING THE FINANCIAL CONDITION OR RESULTS OF OPERATIONS OF VALENCE, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (C) THE BUSINESS AND GROWTH STRATEGIES OF VALENCE. THE STOCKHOLDERS OF VALENCE ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS". THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE COMMISSION. VALENCE UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first three-month period of fiscal 2001, the Company recorded its first significant commercial sales. The Company is a development stage company in as much as significant revenues from operations have not been achieved. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. Before the first three-month period of fiscal 2001, substantially all revenues were derived from a research and development contract with the Delphi Automotive Systems Group, formerly the Delco Remy Division, an operating group of the General Motors Corporation. This research and development contract expired in May 1998. The Company has incurred cumulative losses of $267,083,000 from its inception to March 31, 2001.

                              RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2001 (FISCAL 2001), MARCH 31, 2000 (FISCAL 2000) AND MARCH 28, 1999 (FISCAL 1999)

REVENUE. The first commercial sale of batteries was in February, 2000. Sales of batteries and laminate totaled $1.5 million in fiscal 2000. During fiscal 2001, sales increased 380% to $7.2 million. These increased battery revenues reflect the Company's transition from a research and development entity to a manufacturing and sales entity. The first revenues from licensing were recorded during fiscal 2001 at $1.5 million.

COST OF SALES. As the Company ramped-up production and began the transformation from an R & D operation to a manufacturing operation, the costs of labor and materials were recorded as cost of sales. As production and efficiencies increase, it is anticipated that the cost of sales, as a percentage of sales, will decrease. Costs recorded as cost of sales for fiscal 2001 totaled $19.4 million. Cost of sales now reflects certain operating costs previously reported as R&D. During fiscal 2001, the Company received revenue grant funding of $1,191,000 from the Northern Ireland Industrial Development Board, or IDB, which was offset against the cost of sales as a reduction of direct labor.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses decreased to $12.7 million for the fiscal year ended March 31, 2001 from $19.0 million for the fiscal year ended March 31, 2000, representing a decrease of 33.2%. Research and product development expenses increased to $19.0 million for the fiscal year ended March 31, 2000 from $18.8 million for the fiscal year ended March 28, 1999, representing an increase of 1.1%. The decrease in fiscal 2001 versus fiscal 2000 reflects the beginning of our transition from a research and development effort into a manufacturing and sales entity. The increase in fiscal 2000 versus fiscal 1999 reflects our increased efforts to commercialize our products, including increases in purchasing, machine design engineering, testing, and raw materials for debugging equipment.

MARKETING. Marketing expenses increased to $1.1 million for the fiscal year ended March 31, 2001 from $297,000 for the fiscal year ended March 31, 2000, representing an increase of 270.4%. Marketing expenses increased to $297,000 for the fiscal year ended March 31, 2000 from $105,000 for the fiscal year ended March 28, 1999, representing an increase of 182.9%. The increase in fiscal 2001 compared to fiscal 2000 was the result of our transition from a research and development effort into a manufacturing and sales entity. The increase in expenditures in fiscal 2000 compared to fiscal 1999 was the result of higher travel expenses, the utilization of consultant services, and increased payroll.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $7.1 million for the fiscal year ended March 31, 2001 as compared to $6.7 million for the fiscal year ended March 31, 2000. General and administrative expenses remained at $6.8 million for the fiscal year ended March 31, 2000, as compared to $6.8 million for the fiscal year March 28, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $11.3 million for fiscal year 2001 and $9.5 million for fiscal 2000, an increase of 19.0%. Depreciation and amortization increased 179.4% to $9.5 million in fiscal year 2000 from $3.4 million in fiscal 1999. Increased capital expenditures in previous periods have caused depreciation to rise accordingly.

FACTORY START-UP COSTS. During the fourth quarter of fiscal 2000, the Company started shipping commercial quality grade batteries under an existing purchase order. The cost of raw materials used to bring the machinery up to production quality, along with related consumables and direct labor, were separated as factory start-up costs in the amount of $3.2 million.

STOCKHOLDER LAWSUIT SETTLEMENT. As announced on February 10, 2000, a settlement was reached in the securities class-action lawsuit that has been pending against the Company. The court-approved settlement dismissed all claims against the Company and all other defendants without presumption or admission of any liability or wrong-doing. Under the terms of the settlement, a payment of $1.3 million in cash was made, and the Company issued 950,000 shares of common stock, to the class fund. The Company took an accounting charge during the fourth quarter of fiscal 2000 of $30.1 million or ($0.83) per share for the impact of this settlement.

INTEREST AND OTHER INCOME. Interest and other income increased to $1.2 million for the fiscal year ended March 31, 2001, from $221,000 for the fiscal year ended March 31, 2000, representing an increase of 442.9%. Interest and other income decreased to $221,000 for the fiscal year ended March 31, 2000, from $3.0 million for the fiscal year ended March 28, 1999, representing a decrease of 92.6%. The increase in fiscal 2001 from fiscal 2000 was due primarily to increased investment income. The decrease in fiscal 2000 over fiscal 1999 resulted primarily from the fiscal 1999 receipt of the final payment from Delphi.

INTEREST EXPENSE. Interest expense increased to $2.3 million for the fiscal year ended March 31, 2001, from $1.8 million for the fiscal year ended March 31, 2000, representing an increase of 27.7%. Interest expense increased to $1.8 million for the fiscal year ended March 31, 2000, from $643,000 for the fiscal year ended March 28, 1999, representing an increase of 179.9%. The increase in fiscal 2001 was the result of additional long-term debt acquired during the fiscal year, as was the increase in fiscal 2000.

EQUITY IN EARNINGS(LOSS) OF JOINT VENTURE. Equity in loss of joint venture increased to $345,000 for the fiscal year ended March 31, 2001 from $210,000 for the fiscal year ended March 31, 2000, representing an increase of 64.29%. Equity in loss of joint venture decreased to $(210,000) for the fiscal year ended March 31, 2000, from equity in earnings of joint venture of $268,000 for the fiscal year ended March 28, 1999. The losses in fiscal 2001 and 2000 were primarily the result of unfavorable exchanges in foreign currency.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity requirements are for funding R & D operations and capital expenditures.

Net cash used in operations for fiscal 2001, 2000 and 1999 was $38,221,000, $29,829,000 and $22,395,000, respectively. We expect that our operations will continue to use net cash for the foreseeable future while we prepare for a significant expansion of our commercial activities; however, with the reduction in the labor force at the plant, monthly expenditures have been reduced. Expansion of the labor force will only occur to meet increased sales demand.

We used $21,758,000, $5,238,000 and $9,554,000 in investing activities in fiscal 2001, 2000 and 1999, respectively. Capital expenditures incurred during this period were primarily related to the establishment and expansion of our manufacturing facilities and equipment in our Dutch subsidiary. In fiscal 2002, planned capital expenditures are projected to equal $10 million, $5 million of which has been committed and $5 million of which is planned but not committed. These capital expenditures do not include a new powder production facility in the amount of about $9 million, the need for which has not been determined.

We have funded our operating and capital requirements primarily from debt and equity placements. Financing activities contributed $40.8 million, $57.2 million and $26.1 million in fiscal 2001, 2000 and 1999, respectively. Over this three-year period, we have raised an aggregate of $85.9 million from the sale of equity and $20.0 million of debt. These funds have been supplemented by $7.8 million in net proceeds from an IDB grant (discussed below) to fund plant and equipment at our Ireland manufacturing facility and $11.9 million in cash resulting from our purchase of the assets of West Coast Venture Capital. Additionally, we have the ability to utilize a line of credit of up to $20 million secured by investments acquired from West Coast Venture Capital. In addition, in June 2001, Carl Berg provided us with a financing commitment letter pursuant to which he committed, subject to customary conditions, to providing (or causing another person or entity to provide) the Company with additional financing of up to $20 million during fiscal 2002, in the form of a secured loan, equity investment, or a combination of both.

The Company is obligated to make a $1.2 million balloon payment on the Henderson facility in December 2001. It is our intention to refinance the facility prior to that date thereby avoiding the necessity to make that payment.

During fiscal year 1994, Valence, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board, or IDB, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. Valence also received offers from the IDB to receive additional grants. The grants available under the agreement and offers for an aggregate of up to (pound)25.6 million, generally become available over a five-year period through October 31, 2001. As of March 31, 2001, we had received grants aggregating (pound)9.0 million ($12.7 million), The amount of the grants available under the agreement and offers depends primarily on the level of capital expenditures that we make. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two year period immediately after the end of the five year grant period. As a result of the temporary cessation of Northern Ireland business activity, specified employment levels have not been maintained, but the IDB is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we believe that the chances of any legal action being brought by the IDB pursuant to the Letter of Offer would apppear slim. The Company has begun discussion with the IDB to end the current agreement and enter into a new agreement more closely aligned to current business conditions.

The Company began fiscal 2002 with $3.8 million in cash and the remaining line of credit available from Mr. Berg in excess of $16 million. If sales and licensing revenues significantly fall below the Company's internally budgeted amounts, additional external financing may be required. If such financing is not available, the Company may need to reduce the labor forces at the Ireland plant and the U.S. facilities, thereafter concentrating our efforts on R & D for new materials.

Since inception, we have experienced significant losses and negative cash flow from operations. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs through fiscal 2002. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.

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

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. Until recently, our batteries only had been manufactured on our pilot manufacturing line, which is able to produce prototype batteries in quantities sufficient to enable customer sampling and testing and product development. Our manufacturing facilities will require additional development to enable us to produce batteries cost-effectively, according to customer specifications and on a commercial scale. To facilitate commercialization of our products, we will need to reduce our manufacturing costs. This includes being able to substantially raise and maintain battery yields of commercial quality in a cost-effective manner. If we fail to substantially increase yields of our batteries and reduce unit manufacturing costs, we will not be able to offer our batteries at a competitive price. We will lose our current customers and fail to attract future customers.

Failure to scale up our manufacturing facility will harm our customer relations and threaten future profits. We currently are in the process of transitioning production to an automated production line that will work with our newest battery technology in our manufacturing facility in Mallusk, Northern Ireland. We have begun to manufacture batteries on a commercial scale to fulfill our first significant purchase orders. The redesign and modification of the Mallusk manufacturing facility, including its customized manufacturing equipment, will continue to require engineering work and capital expenses and is subject to significant risks, including risks of cost overruns and significant delays. In automating, redesigning and modifying the manufacturing processes, we continue to depend on, several developers of automated production lines, all of whom have limited experience in producing equipment for the manufacture of batteries. If we fail to develop and implement a large scale manufacturing facility capable of cost-effectively producing commercial quantities of batteries according to customer specifications, it will harm our ability to serve the needs of our customers and threaten our future sales and profits.

OUR PATENT APPLICATIONS MAY NOT RESULT IN PATENTS ISSUED AND IF OUR PATENTS ARE FOUND TO BE INFRINGING, WE MAY NOT BE ABLE TO PROCURE LICENSES TO USE PATENTS NECESSARY TO OUR BUSINESS AT REASONABLE TERMS, IF AT ALL.

Patent applications in the United States are maintained in secrecy until the patents issue or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. We can also not be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than does the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that patent applications we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If we are found to be infringing third party patents, we cannot be certain that we could obtain the necessary licenses for our products on reasonable terms, if at all.

THE LIMITED NUMBER OF SKILLED AND UNSKILLED WORKERS IN NORTHERN IRELAND COULD AFFECT THE SUCCESS OF OUR IMPROVEMENTS IN THE MANUFACTURING FACILITY.

We may need to hire and train a substantial number of new manufacturing workers. The availability of skilled and unskilled workers in Northern Ireland is limited because of a relatively low unemployment rate. As a result, we face the risk that we may not:

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

These delays would impair our ability to bring our batteries to market, adversely affecting revenue growth and our cash position and harm our competitive position and economic growth.

OUR ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES IS LIMITED AND MAY PREVENT US FROM FULFILLING EXISTING ORDERS.

We currently have several outstanding unfilled purchase orders for our batteries and actively are soliciting additional purchase orders. We presently have limited quantities of batteries available for sale and do not have the necessary equipment in operation to manufacture a commercially adequate volume of products. We are installing additional automated equipment at our facilities in Mallusk, Northern Ireland, and expect this production facility to be fully operational by the end of calendar 2001, which will provide us with sufficient capacity to manufacture and ship batteries in high volumes.

In 1993, we ultimately were unable to fulfill a purchase order for batteries that incorporated a previous technology due to our inability to produce our batteries on a commercial scale. If we cannot rapidly increase our production capabilities to make sufficient quantities of commercially acceptable batteries, we may not be able to fulfill existing purchase orders in a timely manner, if at all. In addition, we may not be able to procure additional purchase orders, which could cause us to lose existing and future customers, purchase orders, revenue and profits.

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL

 At March 31, 2001, we had cash and cash equivalents of $3,755,000. In addition, effective February 13, 2001, we completed the acquisition of $30.0 million of assets consisting of cash and investment equivalent instruments from West Coast Venture Capital, Inc. in exchange for approximately 3.5 million shares of our common stock. During fiscal year 2001, Mr. Carl Berg (stockholder), extended a $20 million line of credit to the Company to be secured by the assets acquired from West Coast Venture Capital, Inc.

In June 2001, Carl Berg provided us with a financing commitment letter pursuant to which he committed, subject to customary conditions, to providing (or causing another person or entity to provide) the Company with additional financing of up to $20 million during fiscal 2002, in the form of a secured loan, equity investment, or a combination of both.

After taking into account our cash and cash equivalents, projected revenues, receipt of funds, and financial commitments, we expect that we will have sufficient financing through fiscal 2002 to complete funding of required capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities or our failure to receive additional IDB grant funds. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2002. We cannot assure you that additional funds for these purposes, whether from equity or debt financing agreements, will be available on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse effect on our operations and financial condition.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $267,083,000 as of March 31, 2001. We have working capital of $6.7 million as of March 31, 2001, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2002, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

IF OUR BATTERIES FAIL TO PERFORM AS EXPECTED, WE COULD LOSE EXISTING AND FUTURE BUSINESS, AND OUR LONG-TERM ABILITY TO MARKET AND SELL OUR BATTERIES COULD BE HARMED.

If we manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. Even if the performance failure were corrected, this performance failure might have the long-term effect of harming our ability to market and sell our batteries.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUES, AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED IF WE WERE TO LOSE THE BUSINESS OF ANY ONE OF THEM.

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

During 1999, we grew rapidly, expanding our manufacturing capacity significantly. We had grown from 184 employees at March 1999 to 362 employees as of May 2000. On March 30, 2001, the Company announced the reduction of non-managerial manufacturing personnel by 181 people. The layoffs were a result of the expected arrival of new state-of-the-art high-speed automated production and packaging machinery in May 2001. As the need arises, we plan to expand our manufacturing capability in the next six months by adding more equipment. We plan to expand our sales and marketing organizations in addition to increasing the number of manufacturing employees and adding to our operating team. To implement our growth strategy successfully, we will have to increase our staff, including personnel in sales and marketing, engineering, development and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. Failure in any of these areas could impair our ability to execute our plans for growth and adversely affect our future profitability.

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

THE FACT THAT WE DEPEND ON A SOLE SOURCE SUPPLIER FOR OUR ANODE RAW MATERIALS, AND A LIMITED NUMBER OF SUPPLIERS FOR OTHER KEY RAW MATERIALS, MIGHT DELAY OUR PRODUCTION OF BATTERIES.

We depend on a sole source supplier for our anode, or negative electrode, raw material, and we utilize a limited number of suppliers for other key raw materials used in manufacturing and developing our batteries. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result:

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

OUR BATTERIES MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN MARKET ACCEPTANCE

To achieve market acceptance, our batteries must offer significant performance or other measurable advantages at a cost-effective rate as compared to other current and potential alternative battery technologies in a broad range of applications. Our batteries may not be able to achieve or sustain these advantages. Even if our batteries provide meaningful price or performance advantages, there is a risk our batteries may not be able to achieve or maintain market acceptance in any potential market application. Failure to realize these performance advantages and our failure to achieve significant market acceptance with our products could hurt our ability to attract customers in the future.

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

WE MUST EFFICIENTLY INTEGRATE THE TELCORDIA ASSETS INTO OUR BUSINESS.

We are a development stage company primarily engaged in acquiring and developing our initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel and acquiring capital. Except for revenues from limited sales of prototype batteries and battery materials, we did not record significant revenues from sales of our products until the first three-month period of fiscal 2001. In December, 2000, we acquired the intellectual property assets of Telcordia Technologies, Inc. As a result of the acquisition of these intellectual property assets, we significantly increased the role of licensing in our business activities. Our future operating results could be affected by a variety of factors including:

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

Our future success will depend on our ability to integrate successfully our licensing operations with our other business activities. The degree to which we can successfully integrate these operations will depend on a number of factors, including our ability to expand the scope of our operations beyond the design, development, manufacture and marketing or our rechargeable lithium polymer batteries to include substantially increased technology licensing activities. The integration of these licensing operations following the acquisition of the Telcordia intellectual property assets will require the dedication of management and other personnel resources which may temporarily distract them from our day-today business. If we fail to integrate the acquired intellectual property efficiently or otherwise substantially expand our licensing activities, our results of operations and financial condition will be adversely affected.

Our revenue from license fees and royalties will fluctuate and depends significantly on the success of our licensees and the market demand for our products.

We expect to generate income from license fees as well as ongoing royalties based on sales by licensees that design, manufacture and sell products incorporating our technology. License fees will be nonrefundable and may be paid in one or more installments. Ongoing royalties will be nonrefundable and generally based upon a percentage of the selling price of the products that incorporate our technology sold by the licensee. Because we expect to derive a portion of our future revenues from royalties on shipments by our licensees, our future success depends upon the ability of our licensees to develop and introduce high volume products that achieve and sustain market acceptance. We cannot assure you that our licensees will be successful or that the demand for lithium polymer batteries or for devices utilizing these batteries will continue to increase. In addition, our license fee revenues depend on our ability to gain additional licensees within existing and new markets. A reduction in the demand for lithium polymer batteries, our loss of key existing licensees or our failure to gain additional licensees could have a material adverse effect on our business.

THERE IS A POTENTIAL CONFLICT BETWEEN OUR FUTURE TECHNOLOGY LICENSEES AND US.

The acquisition of the Telcordia intellectual property assets has added significant diversity to our overall business structure and our opportunities. We recognize that there is potential for a conflict among our sales channels and those of our future technology licensees. Although our manufacturing and marketing business generally is complimentary to our licensing business, we cannot assure you that sales-channel conflicts will not arise. If these potential conflicts do materialize, we may not be able to mitigate the effect of a conflict that, if not resolved, may impact our results of operations.

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

OUR BATTERIES CONTAIN POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

In the event of a short circuit or other physical damage to a battery, a reaction may result with excess heat or a gas being generated and released. If the heat or gas is not properly released, the battery may be flammable or potentially explosive. Our batteries that were based on an earlier technology, have, in the past, smoked, caught fire and vented gas. We could therefore, be exposed to possible product liability litigation. In addition, our batteries incorporate potentially dangerous materials, including lithium. It is possible that these materials may require special handling or that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Other battery manufacturers using technology similar to ours include special safety circuitry within the battery to prevent such a dangerous condition. We expect that our customers will have to use a similar type of circuitry in connection with their use of our products.

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

WE EXPECT TO SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO AND DERIVE A SIGNIFICANT PORTION OF OUR LICENSING REVENUES FROM CUSTOMERS LOCATED OUTSIDE THE UNITED STATES. FOREIGN GOVERNMENT REGULATIONS, CURRENCY FLUCTUATIONS AND INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS AND LICENSES UNAFFORDABLE IN FOREIGN MARKETS, WHICH WOULD REDUCE OUR FUTURE PROFITABILITY.

We expect that international sales and licensing royalties (and other licensing revenues) will represent an increasingly significant portion of our product sales. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

     o changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries or technology or the transport of lithium, which may reduce or eliminate our ability to sell or license in certain markets;

     o foreign governments may impose tariffs, quotas and taxes on our batteries or our import of technology into their countries;

     o requirements or preferences of foreign nations for domestic products could reduce demand for our batteries and our technology;

     o fluctuations in currency exchange rates relative to the U.S. dollar could make our batteries and our technology unaffordable to foreign purchasers and licensees or more expensive compared to those of foreign manufacturers and licensors;

     o longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the future profitability of foreign sales and royalties;

     o import and export licensing requirements in Northern Ireland or Korea may reduce or eliminate our ability to sell or license in certain markets; and

     o political and economic instability in Northern Ireland or Korea may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in foreign countries.

These risks may increase our costs of doing business internationally and reduce our sales and royalties or future profitability.

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

The battery industry has experienced rapid technological change that we expect to continue. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Various companies are seeking to enhance traditional battery technologies, such as lead acid and nickel cadmium. Other companies have recently introduced or are developing batteries based on nickel metal hydride, liquid lithium ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or be superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced and, as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

We have invested in research and development of next generation technology in energy solutions. If we are not successful in developing and commercially exploiting new energy solutions based on new materials, or we experience delays in the development and exploitation of new energy solutions, compared to our competitors, our future growth and revenues will be adversely affected.

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

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of June 21, 2001, our officers, directors, and their affiliates as a group beneficially owned approximately 21.1% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 45,535,439 shares of common stock, based upon shares outstanding as of June 21, 2001 and the conversion of all of our Series B Preferred Stock. Of these shares, most will be registered and freely tradable. In addition, we have filed registration statements on Form S-8 under the Securities Act that cover 1,414,526 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS AND THEREFORE YOU WILL ONLY BE ABLE TO RECOVER YOUR INVESTMENT IN OUR COMMON STOCK, IF AT ALL, BY SELLING THE SHARES OF OUR STOCK THAT YOU HOLD.

Some investors favor companies that pay dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on an investment in our stock likely depends on your ability to sell your shares at a profit.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2001. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The Company has long term debt, in the form of two building mortgages, one of which has a balloon payoff in calendar 2001. One note bears interest at a fixed rate of 10.4% and the other note bears interest at an annually adjustable published interest rate index (6.875% at March 31, 2001). The Company also has long-term debt in the form of a loan, which matures in August 2002, to a stockholder at a fixed interest rate of 9% and a line of credit from the same stockholder, which matures in January 2006, at a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for the Company's long-term debt.

                                 2002       2003       2004       2005       2006      THEREAFTER    TOTAL
                               --------   --------   --------   --------   ---------   ----------   ---------
                                                        (dollars in thousands)
Liabilities:
Fixed rate debt:                 1,272     14,083        --         --       2,000           --      17,355
Variable rate debt                 414        502       537        575         615        2,339       4,982

Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto appear on pages F-4 to F-26 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 8, 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") resigned as the independent accountants of Valence Technology, Inc. (the "Company" or the "Registrant"), after PricewaterhouseCoopers determined that they did not meet the requirements for independence in order to audit the Company's consolidated financial statements at March 31, 2000 and for the year then ended. It had come to the attention of PricewaterhouseCoopers that the extent of bookkeeping and payroll services provided by an overseas office of PricewaterhouseCoopers exceeded the amount of such services allowed under the Securities and Exchange Commission's ("SEC") independence policies. The decision to change accountants was not recommended or approved by either the Board of Directors or the Audit Committee of the Registrant.

In connection with the Company's audits for the two most recent fiscal years through June 8, 2000, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers would have caused them to make reference thereto in their report on the financial statements for such years. The reports of PricewaterhouseCoopers on the Company's financial statements for the past fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their reports for the past six fiscal years included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

On June 12, 2000, the Company engaged Deloitte & Touche LLP as its new independent accountants (the "New Accounting Firm") to audit the Company's consolidated financial statements at March 31, 2000 and for the year then ended. During the most recent fiscal year and the subsequent interim period prior to the engagement of the New Accounting Firm, the New Accounting Firm has not been engaged as either the principal accountant of the

Registrant to audit its financial statements or of any significant subsidiary, nor has the Registrant consulted with the New Accounting Firm regarding any of the matters listed in Regulation S-K Items 304(a)(2)(i) or (ii).


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION.

Information regarding executive compensation will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        (1)    FINANCIAL STATEMENTS - See Index to Consolidated Financial
                  Statements of this Form 10-K Annual Report.

           (2)    INDEPENDENT AUDITORS' REPORT -- See Index to
                  Consolidated Financial Statements of this Form 10-K Annual Report.

           (3) REPORT OF INDEPENDENT ACCOUNTANTS - See Index to Consolidated Financial Statements of this Form 10-K Annual Report.

           (4) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

           (5) EXHIBITS -- See Exhibit Index on pages 31-34 of this Form 10-K Annual Report.

(b) The Registrant filed the following reports on Form 8-K during the last quarter of the period for which this Form 10-K covers: Form 8-K dated February 13, 2001 and filed February 28, 2001, announcing the acquisition of certain assets from West Coast Venture Capital, Inc. and filing a press release related to such acquisition and a press release announcing the Registrant's third quarter results.

(c)               See Exhibit Index on pages 31-34 of this
                  Form 10-K Annual Report.

EXHIBIT INDEX

EXHIBIT NO.

3.1(1)               Second Amended and Restated Certificate of
                     Incorporation of the Registrant.
3.2(1)               Amended and Restated Bylaws of the Registrant.
3.3(3)               Certificate of Designation of Series B Convertible
                     Preferred Stock, as filed with the Delaware Secretary of
                     State on December 17, 1998.
4.1(2)               Form of Warrant to Baccarat Electronics, Inc.
4.2(3)               Form of Warrant to Placement Agent.
4.3(3)               Form of Warrant to CC Investments (Investor).
4.4(3)               Amended and Restated Registration Rights Agreement
                     dated December 11, 1998 by and between the Company and
                     CC Investments, LDC.
4.5(7)               Form of Warrant dated June 28, 2000 to Acqua
                     Wellington Value Fund Ltd.
10.1(8)              Form of Indemnification Agreement entered into between
                     the Registrant and its Directors and Officers.
10.2(8)              Form of Common Stock Purchase Agreement by and between the
                     Company and Ridgeway Investment Limited, dated November 29,
                     1999.
10.3(8)              Common Stock Purchase Agreement dated June 28, 2000
                     between the Company and Acqua Wellington Value Fund
                     Ltd. for up to $12,500,000 of Common Shares of the
                     Company.
10.4(10)             Registration Rights Agreement dated June 28, 2000
                     between the Company and Acqua Wellington Value Fund
                     Ltd.
10.5(4)(*)           1990 Stock Option Plan as amended on October 3, 1997.
10.6(5)              1996 Non-Employee Directors' Stock Option Plan as
                     amended on October 3, 1997.
10.7(6)              Promissory Note issued by Lev M. Dawson to Valence
                     Technology, Inc. in the amount of $3,343,750.88.
10.8(6)              Promissory Note issued by Lev M. Dawson to Valence
                     Technology, Inc. in the amount of $1,518,750.
10.9(6)              Stock Pledge Agreement dated March 5, 1998 by Lev M. Dawson
                     (included as Exhibit E to Exhibit 10.12 and Exhibit 10.14).
10.10(2)             Amendment No. 5 to Loan Agreement and Promissory Note
                     between the Company and Baccarat Electronics, Inc.
                     dated July 27, 1998.
10.11(8)             Year 2000 Stock Option Plan.

10.12                Financing commitment letter from Carl Berg dated
                     June 27, 2001.
10.13                Employment agreement with Stephan B. Godevais dated
                     May 2, 2001.
10.14                Purchase Agreement with Telcordia Technologies, Inc.
                     dated November 3, 2000.
10.15                License Back Agreement with Telcordia Technologies, Inc.
                     dated November 3, 2000.
10.16                Amendment Agreement with Telcordia Technologies, Inc.
                     dated November 3, 2000.
10.17 Asset Purchase Agreement with West Coast Venture Capital, Inc. dated January 13, 2001.
10.18 Registration Rights Agreement with West Coast Venture Capital, Inc. dated January 13, 2001.
10.19                Guaranty dated January 13, 2001 by 1981 Kara Ann Berg
                     Trust.
21.1                 List of subsidiaries of the Company.
23.1                 Consent of Independent Accountants.
23.2                 Consent of Independent Accountants.

                (1)  INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED
                     IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1
                     (FILE NO. 33-46765), AS AMENDED.
                (2) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 27, 1998 AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 4, 1998.
                (3) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED DECEMBER 11, 1998 AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 21, 1998.
                (4) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-43203) FILED ON DECEMBER 24, 1997.
                (5) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 (FILE NO. 333-74595) FILED ON MARCH 17, 1999.
                (6)  INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED
                     IN THE SCHEDULE 13-D FILED BY LEV M. DAWSON ON MARCH
                     16, 1998.
                (7) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 8-K DATED JUNE 22, 2000, AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 29, 2000.
                (8) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2000, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 29, 2000.

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

                                            VALENCE TECHNOLOGY, INC.


Dated: June 29, 2001                         By: /S/ STEPHAN B. GODEVAIS
                                                -------------------------------
                                                 Stephan B. Godevais
                                                 Chief Executive Officer and
                                                 President

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Stephan
B. Godevais and Jay L. King, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

           IN ACCORDANCE WITH EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

          Name                                   Position                              Date
------------------------------    --------------------------------------------     --------------

                                  Chief Executive Officer and President            June 29, 2001
/s/ Stephan B. Godevais           (Principal Executive Officer)
------------------------------
Stephan B. Godevais

/s/ Lev M. Dawson                 Chairman of the Board of Directors               June 29, 2001
------------------------------
Lev. M. Dawson

                                  Vice President and Chief Financial Officer
/s/ Jay L. King                   (Principal Financial and Accounting Officer)     June 29, 2001
------------------------------
Jay L. King

/s/ Carl E. Berg                  Director                                         June 29, 2001
------------------------------
Carl E. Berg

/s/ Bert C. Roberts, Jr.          Director                                         June 29, 2001
------------------------------
Bert C. Roberts, Jr.

/s/ Alan F. Shugart               Director                                         June 29, 2001
------------------------------
Alan F. Shugart

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements



VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                                                          PAGES
  CONSOLIDATED FINANCIAL STATEMENTS:
     Independent Auditors' Report...........................................F-2
     Report of Independent Accountants......................................F-3
     Consolidated Balance Sheets as of March 31, 2001 and
         March 31, 2000.....................................................F-4
     Consolidated Financial Statements for the period from
         March 3, 1989 (date of inception) to March 31, 2001
         and for the years ending March 31, 2001, March 31, 2000
         and March 28, 1999:
              Consolidated Statements of Operations and
                Comprehensive Loss..........................................F-5
              Consolidated Statements of Stockholders'
                Equity (Deficit)............................................F-6
              Consolidated Statements of Cash Flows.........................F-8
     Notes to Consolidated Financial Statements.....................F-9 to F-26


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Valence Technology, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc. (a development stage company) (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from March 3, 1989 (date of inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated financial statements for the year ended March 28, 1999, and for the period March 3, 1989
(date of inception) through March 28, 1999 were audited by other auditors whose report, dated May 20, 1999, except for Note 17 which is dated June 16, 1999, expressed an unqualified opinion on those statements with an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period March 3, 1989 (date of inception) through March 28, 1999 reflect total revenues and net loss of $21,605,000 and $154,436,000, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period from March 3, 1989 (date of inception) to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP




Las Vegas, Nevada
June 27, 2001


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Valence Technology, Inc. and Subsidiaries
Henderson, Nevada

In our opinion, the consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the period from March 3, 1989 (date of inception) to March 28, 1999 (which statement is not presented herein) and for the year ended March 28, 1999, present fairly, in all material respects, the results of operations, stockholders' equity (deficit), and cash flows of Valence Technology, Inc. and its subsidiaries (companies in the development stage) for the period from March 3, 1989 (date of inception) to March 28, 1999 (which statement is not presented herein) and for the year ended March 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Valence Technology, Inc. and its subsidiaries for any period subsequent to March 28, 1999.

The financial statements referred to above were prepared assuming that the Company would continue as a going concern. At March 28, 1999, the Company had negative working capital and had suffered recurring losses related primarily to the development and marketing of its products. Management was actively pursuing additional equity and debt financing from both institutional and corporate investors. However, there was no assurance that any new debt or equity issuances could be successfully consummated. These factors raised substantial doubt about the Company's ability to continue as a going concern. The financial statements referred to above do not include any adjustments that might have resulted from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Las Vegas, Nevada
May 20, 1999, except for the borrowing of an aggregate of $5,450,000 from a stockholder during the first quarter of fiscal 2000, as to which the date is June 16, 1999.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                      ----
                                                                                       March 31,       March 31,
                           ASSETS                                                      2001               2000
                                                                                    -----------        -----------
Current Assets:
     Cash and cash equivalents                                                    $      3,755       $     24,556
     Receivables                                                                         4,889              1,869
     Short term investments                                                              5,133               -
     Inventory                                                                           4,825              1,641
     Prepaid and other current assets                                                      901              1,597
                                                                                 --------------      -------------
                   Total current assets                                                 19,503             29,663

Long term investments                                                                   12,554               -
Property, plant and equipment, net                                                      29,988             28,508
Intellectual property, net                                                              25,690               -
Investment in joint venture                                                               -                   345
                                                                                 --------------      -------------
                        Total assets                                              $     87,735       $     58,516
                                                                                 ==============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                            $      1,686       $        402
     Accounts payable                                                                    5,759              6,060
     Accrued expenses                                                                    2,977              2,882
     Accrued royalties and license fees                                                   -                 2,000
     Grant payable                                                                       1,713              1,923
     Accrued compensation                                                                  648                389
                                                                                 --------------      -------------
                   Total current liabilities                                            12,783             13,656

Deferred revenue                                                                         2,500              2,500
Long-term debt, less current portion                                                     4,568              3,937
Long-term debt to stockholder                                                           16,083              8,432
                                                                                 --------------      -------------
                   Total liabilities                                                    35,934             28,525
                                                                                 --------------      -------------
Commitments and contingencies (Note 12)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series B, $0.001 par value, Issued and outstanding:  3,500 shares
       at March 31, 2001 and March 31, 2000                                              2,736              2,146
         (Liquidation value: $3,973 and $3,764)

Stockholders' Equity
Common stock, $0.001 par value, authorized:  100,000,000 shares,
  Issued and outstanding:  44,421,974 and 36,838,631 shares
      at March 31, 2001 and March 31, 2000, respectively                                    44                 37
Additional paid-in capital                                                             325,103            256,086
Notes receivable from shareholder                                                       (4,862)            (4,862)
Deficit accumulated during the development stage                                      (267,083)          (223,582)
Accumulated other comprehensive (loss) income                                           (4,137)               166
                                                                                 --------------      -------------
                   Total stockholders' equity                                           49,065             27,845
                                                                                 --------------      -------------
                        Total liabilities, mandatorily redeemable convertible
                                    preferred stock and stockholders' equity      $     87,735       $     58,516
                                                                                 ==============      =============


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)


                                                      Period from                               Years Ended
                                                     March 3, 1989        -----------------------------------------------------
                                                  (date of inception)         March 31,           March 31,           March 28,
                                                   to March 31, 2001             2001                2000                1999
                                                  -------------------     -------------       -------------       -------------
Revenue:
    Research and development
      contracts                                    $        21,605        $          -         $         -        $          -
    License revenue                                          1,500               1,500                   -                   -
    Battery and laminate sales                               8,709               7,191               1,518                   -
                                                   ----------------       -------------        ------------       -------------
         Total revenue                                      31,814               8,691               1,518                   -
                                                   ----------------       -------------        ------------       -------------
Cost of sales                                               19,366              19,366                   -                   -
    IDB revenue grant                                       (1,191)             (1,191)                  -                   -
                                                   ----------------       -------------        ------------       -------------
         Net cost of sales                                  18,175              18,175                   -                   -
                                                   ----------------       -------------        ------------       -------------
Gross margin                                                13,639              (9,484)              1,518                   -
                                                   ----------------       -------------        ------------       -------------
Costs and expenses:
    Research and product
      development                                          114,828              12,726              19,000              18,783
    Marketing                                                5,014               1,080                 297                 105
    General and administrative                              58,653               7,133               6,795               6,753
    Depreciation and amortization                           45,826              11,309               9,510               3,388
    Write-off of in-process technology                       8,212                   -                   -                   -
    Investment in Danish subsidiary                          3,489                   -                   -                   -
    Factory start-up costs                                   3,171                   -               3,171                   -
    One-time social charge                                     333                 333
    Special charges                                         18,872                   -                   -                   -
                                                   ----------------       -------------        ------------       -------------
         Total costs and expenses                          258,398              32,581              38,773              29,029
                                                   ----------------       -------------        ------------       -------------
Operating loss                                            (244,759)            (42,065)            (37,255)            (29,029)

Stockholder lawsuit settlement                             (30,061)                  -             (30,061)                  -
Interest and other income                                   19,343               1,241                 221               2,980
Interest expense                                            (9,106)             (2,332)             (1,841)               (643)
Equity in earnings (loss) of Joint Venture                  (2,500)               (345)               (210)                268
                                                   ----------------       -------------        ------------       -------------
Net loss                                           $      (267,083)            (43,501)            (69,146)            (26,424)
                                                   ================
Beneficial conversion feature and accretion
    to redemption value on preferred stock                                        (591)               (560)             (2,865)
                                                                          -------------        ------------       -------------
Net loss attributable to
    common stockholders                                                   $    (44,092)        $   (69,706)          $ (29,289)
                                                                          =============        ============       =============
Other comprehensive loss:
    Net loss                                                              $    (43,501)        $   (69,146)          $ (26,424)
    Change in foreign currency
      translation adjustments                                                   (4,303)               (603)             (1,484)
                                                                          -------------        ------------       -------------
         Comprehensive loss                                               $    (47,804)        $   (69,749)          $ (27,908)
                                                                          =============        ============       =============
Net loss per share attributable to
common stockholders: basic and diluted                                    $      (1.14)        $     (2.28)            $ (1.13)
                                                                          =============        ============       =============
Shares used in computing net loss
per share attributable to common
stockholders: basic and diluted                                                 38,840              30,523              25,871
                                                                          =============        ============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         for the cumulative period from
              March 3, 1989 (date of inception) to March 31, 2000
                    (in thousands, except per share amounts)

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         for the cumulative period from
              March 3, 1989 (date of inception) to March 31, 2000
                    (in thousands, except per share amounts)

                                                                                                  Deficit
                                                                                                  Accumu-    Accumu-
                                                                              Notes               lated      lated
                                                                              Receiv-  Options    During     Other
                                                                     Addi-    able        to      the        Comprehen-
                                                    Common Stock    tional    from     Purchase   Develop-   sive
                                                                    Paid-in   Stock-   Treasury   ment       Income
                                                  Shares   Amount   Capital   holder    Stock     Stage      (Loss)        Totals
                                                 -------- --------  -------   -------  --------   ---------  ---------   ----------
Balances, March 30, 1997                          21,745       22    140,558                     (103,526)    1,295       38,349
   Exercise of stock options and warrants
    at $0.01 to $7.13 per share                    3,322        3     11,225  (4,862)                                      6,366
   Stock compensation                                                  1,775                                               1,775
   Net loss                                                                                       (24,486)               (24,486)
   Change in translation adjustment                                                                             958          958
                                                  -------  -------   -------  -------  -------   ---------   -------     ---------
Balances, March 29, 1998                          25,067       25    153,558  (4,862)            (128,012)    2,253       22,962
   Exercise of stock options during year
    at $0.01 to $8.88 per share                    1,655        2      5,764                                               5,766
   Stock compensation                                                    364                                                 364
   Issuance of common stock warrants                                   3,660                                               3,660
   Net loss                                                                                       (26,424)               (26,424)
   Beneficial conversion feature on
      preferred stock                                                  3,111                                               3,111
   Change in translation adjustment                                                                           (1,484)     (1,484)
                                                  -------  -------  --------  -------  -------    ---------   -------     ---------
Balances, March 28, 1999                          26,722       27    166,457  (4,862)             (154,436)      769        7,955
   Exercise of stock options
    at $1.00 to $8.56 per share                      696        1      3,177                                                3,178
   Sale of stock to private investors              5,513        6     47,400                                               47,406
   Issuance of common stock warrants                                   1,372                                                1,372
   Conversion of preferred stock                   2,260        2      6,628                                                6,630
   Conversion of warrants                            393                 291                                                  291
   Conversion of note payable                        305               1,540                                                1,540
   Stock compensation                                                    332                                                  332
   Stockholder lawsuit settlement                    950        1     29,449                                               29,450
   Net loss                                                                                        (69,146)               (69,146)
   Beneficial conversion feature on
    preferred stock                                                     (560)                                                (560)
   Change in translation adjustment                                                                             (603)        (603)
                                                  -------  -------  --------  -------  -------    ---------   -------     ---------
Balances, March 31, 2000                          36,839       37    256,086   (4,862)             (223,582)     166       27,845
  Exercise of stock options at $2.63 to
    $8.38 per share                                  243               1,243                                                1,243
  Sale of stock to private investors                 847        1     12,499                                               12,500
  Stock issued to acquire Telcordia Technology
    (Purchase of intellectual property)            3,000        3     26,233                                               26,236
  Stock issued to acquire WCVC assets
    (Purchase of investments)                      3,493        3     29,633                                               29,636
  Net loss                                                                                          (43,501)              (43,501)
  Beneficial conversion feature on
   preferred stock                                                      (591)                                                (591)
  Change in translation adjustment                                                                             (4,303)     (4,303)
                                                  -------  -------  --------  -------  -------    ---------   -------     ---------
Balances, March 31, 2001                           44,422   $  44   $325,103  $(4,862)     $-     $(267,083)  $(4,137)    $49,065
                                                  -------  -------  --------  -------  -------    ---------   -------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Period from
                                                                  March 3, 1989                     Years Ended
                                                                    (date of         ----------------------------------------------
                                                                  inception) to       March 31,          March 31,        March 28,
                                                                  March 31, 2001        2001              2000              1999
                                                                -----------------    -----------      ------------      -----------
Cash flows from operating activities:
Net loss                                                         $   (267,083)     $    (43,501)    $     (69,146)    $    (26,424)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                          45,826            11,309             9,510            3,388
Loss on disposal of property, plant, & equipment                       15,390                15               583
Write-off of in-process technology                                      6,211
Compensation related to stock options                                   3,891                                 331              364
Non-cash charge related to acquisition of Danish subsidiary             2,245
Non-cash charge from stockholder lawsuit settlement                    29,450                              29,450
Equity in (Earnings) Losses of Joint Venture                            2,500               345               210             (270)
Amortization of debt discount                                           1,292               651               586               55
Changes in operating assets and liabilities:
Receivables                                                            (3,952)           (3,185)             (718)             291
Prepaid expenses and other current assets                              (1,789)              687            (1,445)             855
Inventory                                                              (4,826)           (3,185)           (1,641)
Accounts payable                                                        6,305               224             4,485             (656)
Accrued liabilities                                                    (2,168)           (1,581)           (2,034)               2
Deferred revenue                                                        2,500
                                                                --------------     -------------    --------------   --------------
Net cash used in operating activities                                (164,208)          (38,221)          (29,829)         (22,395)
                                                                --------------     -------------    --------------   --------------
Cash flows from investing activities:
Purchase of investments                                              (665,789)
Maturities of long-term investments                                   661,545
Purchases of property, plant and equipment                            (93,366)          (21,758)           (6,507)          (9,554)
Proceeds from disposal of property, plant, & equipment                  1,269                               1,269
Other                                                                    (222)
                                                                --------------     -------------    --------------   --------------
Net cash used in investing activities                                 (96,563)          (21,758)           (5,238)          (9,554)
                                                                --------------     -------------    --------------   --------------
Cash flows from financing activities:
Property and equipment grants                                          12,243             5,822                              2,002
Acquisition of West Coast Venture Capital assets                       11,949            11,949
Borrowings of long-term debt                                           35,504            10,052             5,450            4,500
Payments of long-term debt
Product development loan                                                 (482)
Shareholder and director                                               (6,173)
Other long-term debt                                                  (13,370)             (702)             (434)            (397)
Proceeds from issuance of common stock and warrants, net of
   issuance costs                                                     214,860            13,728            52,216            5,766
Proceeds from issuance of preferred stock and warrants,                 7,075                                                7,075
   Series A, net of issuance costs
Proceeds from issuance of preferred stock and warrants,                 7,125                                                7,125
   Series B, net of issuance costs
                                                                --------------     -------------    --------------   --------------
Net cash provided by  financing activities                            268,731            40,849            57,232           26,071
                                                                --------------     -------------    --------------   --------------
Effect of foreign exchange rates on cash and cash equivalents          (4,205)           (1,671)              (63)             (68)
                                                                --------------     -------------    --------------   --------------
Increase (decrease) in cash and cash equivalents                        3,755           (20,801)           22,102           (5,946)
Cash and cash equivalents, beginning of period                                           24,556             2,454            8,400
                                                                --------------     -------------    --------------   --------------
Cash and cash equivalents, end of period                         $      3,755      $      3,755     $      24,556     $      2,454
                                                                ==============     =============    ==============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS OF THE COMPANY:

     Valence Technology, Inc. (the "Company") was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first three-month period of fiscal 2001, the Company recorded its first significant commercial sales. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. The Company has incurred cumulative losses of $267,083,000 from its inception to March 31, 2001.

     The Company is in the development stage as of March 31, 2001. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

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

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Primarily all cash and cash equivalents are held by five banks and one investment brokerage company, and primarily comprise money market funds.

     RECEIVABLES:

     Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers and reviews receivable balances in order to determine an allowance for potential credit losses. At March 31, 2001, no allowance for potential credit losses was deemed necessary. Additionally, at March 31, 2001, receivables accrued contained interest due from a stockholder and amounts due for VAT refunds pertaining to purchases made by the Company's Northern Ireland facility.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. The Company utilizes the first-in, first-out inventory method, commonly known as FIFO.


     INVESTMENTS:

     The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments In Debt and Equity Securities. Under SFAS No. 115, the Company currently classifies its securities as held-to-maturity. Held to maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held to maturity securities are recorded at amortized cost, which approximates market value. Dividend and interest income are recognized in the period earned.

     PROPERTY, PLANT AND EQUIPMENT GRANTS:

     Grants relating to the acquisition of property, plant and equipment are recorded upon satisfaction of the capital investment requirements underlying the grant and the receipt of grant funds. Such grants are deferred and amortized over the estimated useful lives of the related assets as a reduction of depreciation expense.

     REVENUE GRANTS:

     During fiscal 1994, the Company signed an agreement with the Northern Ireland Industrial Development Board, or IDB, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. Under the terms of the existing agreements, the Company has qualified for and received revenue grants, through March 31, 2001, totaling (pound)867,000 ($1,191,000.) These funds are made available to reduce the cost of labor in Northern Ireland and have been accounted for as a reduction of the labor costs included in the cost of sales.

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

     LONG-LIVED ASSETS:

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset. The Company had no impairment losses for the years ended March 31, 2001, March 31, 2000, or March 28, 1999.

     INTELLECTUAL PROPERTIES:

     Intellectual properties acquired consist of patents and are recorded at cost based on the market value of the common stock used in their acquisition. These costs are being amortized over the average remaining lives of the patents, which is 13.67 years. Intellectual properties developed in-house are expensed as incurred.

     REVENUE RECOGNITION:

     For product sales, revenue is recognized when the sale is complete and title has transferred to the buyer. For license and royalty fees, revenue is realized and earned when all of the following criteria are met:

     o Persuasive evidence of an arrangment exists,

     o Delivery has occurred or services have been rendered,

     o The seller's price to the buyer is fixed or determinable, and

     o Collectibility is reasonably assured.

     DEFERRED REVENUE:

     Deferred revenue relates to activity with the Company's joint venture partner in Hanil Valence Co., Ltd. This amount will be recognized as income once significant product shipments commence from the joint venture. The


     Company anticipates that production by the joint venture will be sufficient to recognize a portion of this deferred revenue in fiscal 2002.

     RESEARCH AND DEVELOPMENT:

     Research and development costs are expensed as incurred.

     ONE-TIME SOCIAL CHARGE:

     On March 30, 2001, the Company reduced its non-managerial manufacturing personnel by 181 people at its Mallusk, Northern Ireland manufacturing site. The layoffs were a result of the expected arrival of new state-of-the-art high-speed automated production and packaging machinery in May 2001. Based on this reduction in force, there was a one-time government required social charge (termination charge) of $333,000.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, receivables, accounts payable, and other accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and investments with similar terms, the carrying value of its debt obligations approximates fair value.

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

     The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation (in thousands):


                                                Years Ended
                             March 31, 2001    March 31, 2000     March 28, 1999
                            ----------------------------------------------------
Net loss available to
   common stockholders          ($44,092)         ($69,706)          ($29,289)

Weighted average
   shares outstanding             38,840            30,523             25,871

Earnings per share,
   basic and diluted              ($1.14)           ($2.28)            ($1.13)


     Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 5,908,000, 5,025,000, and 6,472,000 in fiscal years ended March 31, 2001, March 31, 2000, and March 28, 1999, respectively.

     RECENT PRONOUNCEMENTS:

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective April 1, 2001. Currently, the Company does not hold derivative instruments or engage in hedging activities, and as such, management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN NO. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS"

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB 101 during the third quarter of 2001 and the adoption did not affect the Company's consolidated financial statements.

     RECLASSIFICATIONS:

     Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the Company's net loss.


3.   RECEIVABLES:

     Receivables consist of the following (in thousands):

                                              March 31, 2001    March 31, 2000
                                              --------------   ----------------
                   Trade receivables          $       2,840    $         328
                   Interest receivable                  851              577
                   Other receivables                  1,198              964
                                              --------------   ----------------
                   Total receivables          $       4,889    $       1,869
                                              ==============   ================


4.   INVESTMENTS:

     During the fourth quarter of fiscal 2001, the Company completed the acquisition of the assets of West Coast Venture Capital, Inc. which included investment equivalent instruments. These instruments have a value of $17,687,000 as of March 31, 2001 and are presented as short-term investments of $5,133,000 and long-term investments of $12,554,000 on the balance sheet depending upon scheduled maturity.

                           MATURITY DATE OF INVESTMENTS
                  -------------------------------------------------------
                  LESS THAN        1-5       5-10       AFTER
                   1 YEAR         YEARS      YEARS     10 YEARS    TOTAL
                  -------------------------------------------------------
                   5,133            977      11,577                17,687


5.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                            March 31, 2001      March 31, 2000
                                           ----------------    ----------------
                 Raw materials             $       3,295       $        423
                 Work-in-process                   1,530              1,218
                                           ----------------    ----------------
                 Total                     $       4,825       $       1,641
                                           ================    ================


6.   INTELLECTUAL PROPERTY:

     During the third quarter of fiscal year 2001, the Company acquired, from Telcordia Technologies, Inc., its rights in lithium-ion polymer battery technology including 42 U.S. patents, 14 U.S. patents pending, and more than 200 foreign patents, issued and pending. The purchase price was 3,000,000 shares of newly issued common stock valued at $26,250,000. In conjunction with the purchase, a payment of $2,000,000 of accrued royalties was made at the time of purchase. The patents acquired are being amortized over the average lives of the patents, which is 13.67 years. As of March 31, 2001, $560,000 has been expensed as amortization.


7.   PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS):

                                                    2001              2000
                                                 ----------        ----------
Building and land                                 $ 10,974         $  8,520
Leasehold improvements                               3,234            2,745
Machinery & Equipment                               75,482           40,773
Office and computer equipment                        1,463            1,255
Construction in progress                                 0           15,531
                                                  ---------        ---------
       Total cost                                   91,153           68,824
Less capital grants                                (10,402)          (5,450)
                                                  ---------        ---------
       Total cost, net of capital grants            80,751           63,374
Less Accumulated depreciation                      (50,763)         (34,866)
                                                  ---------        ---------
       Total cost, net of capital grants,
              depreciation and amortization       $ 29,988         $ 28,508
                                                  =========        =========


8.   LONG-TERM DEBT (IN THOUSANDS):

                                                         March 31,         March 31,
                                                            2001              2000
                                                         ----------        ----------
                Facility loans                             $6,254            $4,339
                Less amounts due within one year          (1,686)              (402)
                                                         ----------        ----------
                Long-term debt due after one year          $4,568            $3,937
                                                         ==========        ==========


     FACILITY LOANS:

     During fiscal 1995, a bank provided the Company a $2,500,000 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan of $1,439,000 at March 31, 2000, and $1,272,150 at March 31, 2001, bears interest at 10.4%
     and is collateralized by the related building. The Company makes monthly principal payments of $14,000 plus accrued interest through November 2001, and a final principal payment of $1,161,000 is due December 2001.

     The Company also has a 15 year facility loan for the Northern Ireland building payable in equal monthly principal payments of $20,000 plus accrued interest. The facility term loan bears interest at an annually adjustable published interest rate index (6.875% at March 31, 2001) on the outstanding principal. In September, 2000, the loan was increased by $2,874,000 for the construction of a factory extension. The outstanding principal balance as of March 31, 2000 was $2,900,000. As of March 31, 2001, the outstanding principal balance is $4,982,000. The loan is collateralized by the related building.


     Principal payments on long-term debt at March 31, 2001 are due as follows (in thousands):

                                                          Facility
                 Fiscal Year                                Loans
                --------------                            ----------
                    2002                                     $1,686
                    2003                                        502
                    2004                                        537
                    2005                                        575
                    2006                                        615
                 Thereafter                                   2,339
                                                          ----------
                                                             $6,254
                                                          ==========

9.   LONG-TERM DEBT TO STOCKHOLDER:

                                               March 31,      March 31,
                                                  2001          2000
                                               ---------      ---------
                                                    (in thousands)

                Loan balance                   $ 14,950      $   9,950
                Line of credit balance            2,000              -
                Unaccreted debt discount           (867)        (1,518)
                                               ---------      ---------
                Balance at year end            $ 16,083       $  8,432
                                               =========      =========

     In July 1998, the Company entered in to an amended loan agreement with a stockholder and director which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis and provided that the stockholder will subordinate its security interest to other lenders when new debt is obtained after the stockholder's loan is prepaid to zero. In November, 2000, the loan agreement was amended to increase the maximum amount to $15,000,000. As of March 31, 2001, the Company had an outstanding balance of $14,950,000 under the loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at March 31, 2001) and is available through August 30, 2002. For fiscal 1999, interest accrued on this loan was $136,110. Accrued interest of $842,609 during fiscal 2000 increased interest payable to $978,719. For fiscal 2001, an additional $1,081,670 has been accrued bringing the outstanding interest payable to $2,060,389.

     In conjunction with the amended loan agreement in fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 31, 2001, a total of $1,291,257 has been charged to interest expense.

     During June 2000 the Company entered into separate private placement funding arrangements with Acqua Wellington Value Fund Ltd., an institutional investor, and Carl E. Berg, a principal stockholder and director of the Company, for an equity investment commitment totaling $25 million. Acqua Wellington funded $12.5 million on June 29, 2000 by the purchase of 846,665 shares of common stock and a warrant to purchase 169,333 shares of common stock, exercisable at $18.45 per share. The remaining $12.5 million is in the form of a binding commitment from Mr. Berg for funding through the fiscal year end. On February 13, 2001, the Company replaced the remaining $12.5 million commitment from Mr. Berg with the acquisition of $30.0 million of assets of West Coast Venture Capital, Inc. consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of the Company's common stock. The investment instruments have maturities that run from less than one year to over ten years. Mr. Berg has agreed to provide a line of credit secured by the investment instruments. As of March 31, 2001, a total of $2,000,000 had been drawn on this line of credit.


10.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental Disclosures of Noncash Investing and Financing Activities (in thousands):

                                                                              (date of
                                                                              inception)                 Year Ended
                                                                              to March 31,    March 31,    March 31,   March 28,
                                                                                 2001           2001         2000        1999
                                                                             -------------   ----------   ----------  ----------
Acquisition of property, plant and equipment through grants
     and long-term debt                                                         $7,957
Acquisition of property and equipment through capitalized
     leases                                                                      1,459
Exercise of warrants in cancellation of indebtedness                               572
Exercise of options to purchase treasury stock and retirement of
     treasury stock                                                              1,125
Interest paid                                                                    5,489            $461         $373         $452
Return of equipment for extinguishment of debt                                     301
Exchange of common stock for in-process technology                               4,063
Exchange of common stock for Telcordia technology                               26,250          26,250
Exchange of common stock for West Coast Venture Capital assets                  29,636          29,636
Disposal of equipment fully reserved for in prior year                           3,346                           28
Exercise of options with note receivable                                         4,862
Beneficial conversion feature on preferred stock                                 4,216             591          560        2,865
Fair value of warrants issued in connection with preferred stock                 2,874                                     2,874
Fair value of warrants issued in connection with long-term debt
     to stockholder                                                                786                                       786


11.  GRANT AGREEMENT AND OFFERS:

     During fiscal 1994, the Company, through its Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the IDB) to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The Company has also received offers from the IDB to receive additional grants. The grants available under the agreement and offers provide for an aggregate of up to (pound)25,600,000 ($36,314,000 as of March 31, 2001), generally available over a five-year period through October 31, 2001. The IDB offers also provided a fully amortized 15-year mortgage to finance the purchase of a manufacturing plant, which the Company has utilized (see Note 8).

     As a condition to receiving funding from the IDB, the subsidiary must obtain a minimum of (pound)12,000,000 ($17,022,000) in debt or equity financing from the Company.

     The amount of the grants available under the agreement and offers is primarily dependent on the level of capital expenditures made by the Company. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the cessation of business in Northern Ireland; yet, the agreement does allow for a temporary cessation of operations without penalty to the Company. During fiscal 1995, the Company entered into such a temporary break in operations. Funding received under the grants for the purchase of capital equipment is recorded as a contra account to property, plant and equipment and will be amortized to income, as a reduction of depreciation expense, over the life of the related asset. Amounts may be repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the temporary cessation of Northern Ireland business activity, specified employment levels have not been maintained, but


                                   Page F-16
     the IDB is not seeking repayment and on the advice of counsel, the chances of repayment being requested is nil. The Company has begun discussion with the IDB to end the current agreement and enter into a new agreement more closely aligned to current business conditions.

12.  COMMITMENTS AND CONTINGENCIES:

     LEASES:

     The Company leased approximately 4,200 square feet in Kirkland, Washington for the purpose of advanced materials research. The facilities were leased for a term of 36 months at a monthly rental of $3,600. In November 2000, the Company terminated the leasing arrangement, with a payment equal to two months rent, and moved this research operation to its Henderson, Nevada location. There are no further lease payments due on the Kirkland facility.

     Total rent expense for the years ended March 31, 2001, March 31, 2000, and March 28, 1999 was $77,328, $76,000, and $57,000 respectively.

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

     We reached a settlement in a lawsuit by a class of persons who purchased our common stock between May 7, 1992 and August 10, 1994, alleging that we violated federal securities laws and seeking unspecified compensatory and punitive damages, attorneys' fees and costs for claimed misleading statements between May 7, 1992 and August 10, 1994, including filings with the Commission with regard to the Company's business and future prospects. The complaint named us as a defendant as well as some of our present and former officers and directors, asserting that Valence and those individuals violated federal securities laws by misrepresenting and failing to disclose certain information about our business during the class period. On February 3, 2000 we entered into a settlement agreement, pursuant to which we delivered $1.3 million in cash to a settlement fund. In addition, we issued 950,000 shares of common stock to a wholly owned subsidiary, which pledged these shares to secure our obligations under the settlement agreement. On May 8, 2000, the court approved the parties' settlement agreement and entered an order formally dismissing the case. Under the terms of the settlement, the plaintiffs' settlement counsel, or their authorized agents, acting on behalf of the settlement class and subject to the supervision and direction of the court, will administer and calculate the claims submitted by the settlement class members and will oversee distribution of the balance of the settlement fund to the authorized claimants as of the effective date of the settlement. The settlement fund will be applied in the following order: (a) to pay counsel to the representative plaintiffs attorneys' fees the fee and expense award (as defined in the settlement and if and to the extent allowed by the court); (b) to pay all costs and expenses reasonably and actually incurred in connection with providing notice i.e. locating class members; (c) to pay the taxes and tax expenses as described in the settlement agreement; and (d) to distribute the balance of the settlement fund to authorized claimants as allowed by the terms of the settlement, the court or the Plan of Allocation (as defined in the settlement).


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

     The Company has received notification that seventeen former employees of the Mallusk, Northern Ireland facility have filed claims against the Company alleging breach of contract and lack of consultation prior to termination due to the reduction in force in March 2001 at the facility. The time period for filing such claims has not expired, therefore the Company cannot assess the merit, nor likelihood and extent of liability, if any, presented by such claims at this time.

     The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

PURCHASE OF TECHNOLOGY AND LICENSE AGREEMENTS:

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

     In December, 2000, the Company executed agreements to acquire all rights in lithium-ion solid state polymer battery technology from Telcordia Technologies, Inc. (formerly Bellcore). Since the transactions which are reflected by these agreements are completed, they have given the Company all of Bellcore's rights with respect to lithium-ion, solid state polymer batteries and the Company has become the licensor under Bellcore's existing license agreements. The assets included in the acquisition include 42 U.S. patents, 14 U.S. patents pending, more than 200 foreign patents, issued and pending, and 15 Bellcore licenses with battery manufacturers throughout the world, 12 of which are currently active. The Company anticipates that the acquisition will have a positive effect on its operations during fiscal 2002 with increases in licensing and royalty income.

     LETTERS OF CREDIT:

     At March 31, 2001, the Company had an outstanding stand-by letter of credit totaling $250,000 secured by a certificate of deposit in a like amount.


13.  STOCKHOLDERS' EQUITY:

     STOCK OPTIONS AND WARRANTS:

     The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options are exercisable as determined by the Board of Directors and are generally exercisable over a five-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1990 Plan upon an employee's termination. Vested options, not exercised within three months of termination, are also canceled and returned to the Plan. There were no shares granted under this plan during fiscal 2001. At March 31, 2001, the Company had 332,636 shares available for grant under the 1990 Plan.

     In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On the anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100,000 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the 1996 Non-Employee Director's Stock Option Plan will start receiving annual grants on anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. During fiscal year 2001, a total of 105,516 shares were granted to two directors under this plan. As of March 31, 2001, a total of 41,260 shares remained available for grant under this plan.

     In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options are exercisable as determined by the Board of Directors and are generally exercisable quarterly over a three-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal year 2001, a total of 1,351,156 shares were granted under this plan. At March 31, 2001, the Company had 419,392 shares available for grant under the 1997 Plan. Options granted to consultants and non-employee members of the Board of Directors are accounted for using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     Prior to adopting the 1990 Plan, the Board of Directors had granted options to three employees of the Company to purchase a total of 850,000 shares of common stock. Additionally, in fiscal 1992 the Company granted options to purchase a total of 330,000 shares of common stock to certain directors and employees. These options vest over five years with 20% becoming exercisable after the first year, with an additional 20% becoming exercisable after the second year, and an additional 5% becoming exercisable every three months thereafter. The options expire ten years from the date of grant.

     On January 1, 1998, the Company granted options to Mr. Dawson, the Company's Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of


                                   Page F-19
     the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Since the issuance date (the "Issuance Date") of the Dawson Notes (March 5, 1998), the largest aggregate amounts of indebtedness outstanding at any time under Dawson Note One and Dawson Note Two were $3,976,559 and $1,806,175, respectively. As of March 31, 2001, amounts of $3,976,559 and $1,806,175 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. Purchased shares for which the underlying options have not vested are subject to repurchase by the Company. As of March 31, 2001, all of the shares in the underlying options had vested.

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2001, 2000, and 1999:

                                      2001            2000             1999
                                 -------------   --------------   -------------
Risk-free Interest Rate              5.84%            6.05%           5.14%
Expected Life                      4.63 years      4.34 years       4.58 years
Volatility                           88.90%          81.10%           74.40%
Dividend Yield                         -                -               -


     Aggregate option activity is as follows (in thousands):

                                                        Outstanding Options
                                          ------------------------------------------
                                           Number of               Weighted Avg.
                                             Shares                Exercise Price
                                          -------------         --------------------
Balances, March 28, 1993                         2,699                   $2.54
                 Granted                           536                   $13.63
                Exercised                         (410)                  $1.17
                Canceled                          (398)                  $12.03
                                          -------------
Balances, March 27, 1994                         2,427                   $3.67
                 Granted                         1,758                   $3.86
                Exercised                          (83)                  $0.40
                Canceled                        (1,400)                  $8.02
                                          -------------
Balances, March 26, 1995                         2,702                   $1.64
                 Granted                           498                   $4.71
                Exercised                          (58)                  $3.09
                Canceled                          (140)                  $2.85
                                          -------------
Balances, March 31, 1996                         3,002                   $2.06
                 Granted                         1,126                   $5.21
                Exercised                          (80)                  $3.41
                Canceled                           (20)                  $6.59
                                          -------------
Balances, March 30, 1997                         4,028                   $3.14
                 Granted                         1,649                   $4.50
                Exercised                       (2,100)                  $2.70
                Canceled                          (404)                  $5.68
                                          -------------
Balances, March 29, 1998                         3,173                   $4.07
                 Granted                         2,358                   $5.96
                Exercised                       (1,655)                  $3.34
                Canceled                        (1,300)                  $5.35
                                          -------------
Balances, March 28, 1999                         2,576                   $5.57
                 Granted                         1,322                   $9.00
                Exercised                         (696)                  $4.28
                Canceled                           (19)                  $5.47
                                          -------------
Balances, March 31, 2000                         3,183                   $7.20
                 Granted                         1,457                   $14.77
                Exercised                         (243)                  $5.12
                Canceled                          (538)                  $8.45
                                          -------------
Balances, March 31, 2001                         3,859                   $8.81
                                          =============


     At March 31, 2001, March 31, 2000, and March 28, 1999, vested options to purchase 2,020,000, 1,412,000, and 908,000 shares, respectively, were unexercised. The weighted average fair value per share of those options granted in 2001, 2000, and 1999 was $16.87, $7.24, and $3.35 respectively.


     The following table summarizes information about fixed stock options outstanding at March 31, 2001 (shares in thousands):

                              Options Outstanding                                                    Options Exercisable
-------------------------------------------------------------------------------------------  -----------------------------------
                                                 Weighted Average            Weighted                             Weighted
      Range of              Number                   Remaining               Average             Number            Average
   Exercise Prices        Outstanding        Contractual Life (years)     Exercise Price      Exercisable      Exercise Price
----------------------  ----------------   --------------------------   -------------------  ---------------  ------------------
    $1.00 - $1.88            0.125                     4.00                   $1.88              0.125                 $1.88
    $3.00 - $3.75             34                       6.89                    3.66                26                   3.63
    $4.12 - $6.06            1,402                     7.27                    4.87               984                   4.86
    $6.22 - $8.88            1,521                     7.84                    7.00               860                   6.99
   $9.00 - $34.63             902                      9.29                   18.18               150                  21.56
                        ----------------   --------------------------   -------------------  ---------------  ------------------
                             3,859                     7.97                   $8.81              2,020                 $6.99


     At March 31, 2001, the Company has reserved 5,245,000 shares of common stock for the exercise of stock options and warrants.

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2001, 2000, and 1999 consistent with the provisions of SFAS 123, the pro forma net income would have been reported as follows (in thousands):

                                                                                           2001          2000         1999
                                                                                        ----------    ----------    ---------
Net loss attributable to stockholders - as reported                                     ($44,092)     ($69,706)     ($29,289)
Net loss attributable to stockholders - pro forma                                        (50,122)      (73,781)      (31,896)
Net loss attributable to stockholders per share, basic and diluted - as reported           (1.14)        (2.28)        (1.13)
Net loss attributable to stockholders per share, basic and diluted - pro forma             (1.29)        (2.42)        (1.23)


     MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A mandatorily redeemable convertible preferred stock ("Series A preferred stock") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $425,000. In December 1998, the Company completed the equity portion of the financing arrangements, issuing 7,500 shares of Series B mandatorily redeemable convertible preferred stock ("Series B preferred stock") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $375,000. The Series A preferred stock and Series B preferred stock accrete at an annual rate of 6% per year, and are convertible into common stock based upon defined conversion formulas. The remaining $10 million of the financing arrangements was in the form of an amended loan agreement (Note 9).

     Under the terms of the certificate of designations of the preferred stock and the warrants, the preferred stock investor may not convert the preferred stock or exercise the warrants if after by doing so the investor will own more than 4.9% of the Company's common stock.

     In connection with the issuance of Series A and Series B preferred stock, the Company issued warrants to purchase 895,522 shares of common stock to the Series A and B investor. The warrants are exercisable at a purchase price of $6.78 per share and expire in July 2003. In addition, the Company issued warrants to purchase 175,000 shares of common stock to the placement agent. The warrants are exercisable at a price of $4.94 per share and also expire in July 2003. The warrants have a fair value of $2.9 million using the Black-Scholes valuation method and were recorded as a component of common stock.


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

     On April 11, 2001, Castle Creek Investments, LDC, elected to convert 2,500 shares of their Series B Convertible Participating Preferred Stock. These shares of Series B stock, including the accreted redemption value through the date of conversion, converted to 792,476 shares of our common stock.

     On April 12, 2001, Castle Creek Investments, LDC elected to convert the last 1,000 shares of their Series B Convertible Participating Preferred Stock. These shares of Series B stock, including the accreted redemption value through the date of conversion, converted to 317,036 shares of our common stock.

     Changes in the Series A and Series B preferred stock during fiscal 2001 and 2000 are as follows (in thousands):

                                                2001             2000
                                           --------------    -------------
Balance at beginning of year                $          -     $      4,514
     Accretion to redemption value                                    232
     Conversion of common stock                                    (4,746)
                                           --------------    -------------
Balance at end of year                      $          -     $          -
                                           ==============    =============

Balance at beginning of year                $      2,146     $      3,702
     Accretion to redemption value                   591              328
     Conversion of common stock                                    (1,884)
                                           --------------    -------------
Balance at end of year                      $      2,736     $      2,146
                                           ==============    =============


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

     In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A and Series B preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the sum of $1,000 per share of preferred stock (as adjusted for any stock dividends, combinations or splits) plus the 6% premium. In the event that upon liquidation or dissolution, the


                                   Page F-23
     assets and funds of the Company are insufficient to permit the payment to the holders of preferred stock of the full preferential amounts, then the entire assets and funds of the Company, legally available for distribution, are to be distributed ratably among the holders of Series A and Series B preferred stock in proportion to the full preferential amount each is otherwise entitled to receive.

     After payment has been made to the holders of Series A and Series B preferred stock, any remaining assets and funds were to be distributed equally among both the holders of the Series A and Series B preferred stock and common stock as if all shares of preferred stock had been converted into common stock.

     The holders of shares of Series A and Series B preferred stock are not entitled to receive dividends and have no voting power whatsoever, except as otherwise provided by applicable law.

14.  INCOME TAXES:

     There was no income tax benefit related to the losses of fiscal years 2001, 2000, or 1999 due to the uncertain ability of the Company to utilize its net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate to the loss before income taxes as follows:

                                                             Year Ended:
                                         -----------------------------------------------------
                                            March 31,         March 31,          March 28,
                                              2001               2000               1999
                                         ----------------   ---------------    ---------------
Federal tax at statutory rate                  34%               34%                34%
Change in valuation allowance                 (34)               (34)               (34)
                                         ----------------   ---------------    ---------------
Tax provision                                      -                  -                -
                                         ================   ===============    ===============

     The components of the net deferred tax asset as of March 31, 2001 and March 31, 2000 were as follows (in thousands):

                                                                March 31,             March 31,
                                                                  2001                   2000
                                                              --------------        ---------------
Current assets:
     Accrued liabilities                                   $             78      $             836
     Valuation allowance                                                (78)                  (836)
                                                              --------------        ---------------
                                                           $        -            $        -
                                                              ==============        ===============
Non-current assets:
     Depreciation and amortization                         $          1,224      $           1,005
     Research and development credit carryforwards                      719                    719
     Net operating loss carryforwards - Federal                      43,206                 42,433
     Net operating loss carryforwards - Foreign                      31,714               -
     Stockholder litigation                                         -                       10,224
                                                              --------------        ---------------
     Valuation allowance                                            (76,863)               (54,381)
                                                              --------------        ---------------
                                                           $        -            $        -
                                                              ==============        ===============


     At March 31, 2001, the Company had federal operating loss carryforwards available to reduce future taxable income of approximately $127,000,000.

     The carryforwards expire between 2008 to 2021, if not used before such time to offset future taxable income.


     For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $101,000,000.

15.  EMPLOYEE BENEFIT PLAN:

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

16.  JOINT VENTURE AGREEMENTS:

     In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture company in Korea. All funds are to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each hold a 50% stake of the company. Valence will supply the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom will market the joint venture's initial products for a period of several years, depending on the market. The Company accounts for the joint venture using the equity method. At March 31, 2001, the joint venture had a net deficit and net loss of approximately $(1,072,000) and $(6,105,000), respectively. The proportionate share of the joint venture's income (losses) is recorded in the statements of operations as non-operating income (loss). The Company has discontinued applying the equity method as the investment has been reduced to zero in the current year. The Company's share of investee losses in excess of zero amounted to $2,707,500 at March 31, 2001.

     Following is a summary of the operating results and financial position of the joint venture (in thousands):

                                                                Years ended
                                              -------------------------------------------------
                                                March 31,          March 31,         March 28,
                                                  2001               2000              1999
                                              ------------       ------------       -----------
        Operations:
           Net sales                          $       257        $       256        $        -
           Net (loss) income                  $    (6,105)       $      (420)       $      539

        Financial position:
           Current assets                     $     2,315        $     1,565        $    3,758
           Noncurrent assets                       28,970             32,815            26,180
                                              ------------       ------------       -----------
                                              $    31,285        $    34,380        $   29,938
                                              ============       ============       ===========

           Current liabilities                $    19,234        $    13,061        $    5,474
           Noncurrent liabilities                  13,123             16,176            19,408
           Shareholders' (deficit) equity          (1,072)             5,143             5,056
                                              ------------       ------------       -----------
                                              $    31,285        $    34,380        $   29,938
                                              ============       ============       ===========


17.  SEGMENT INFORMATION:

     The Company conducts its business in two operating segments and uses only one measurement of profitability. During 2001, the Company recorded battery and laminate sales of $7.2 million and license and royalty fees of $1.5 million. If the licensing and royalty revenue grows as a percentage of total sales, the Company will separate the revenue and related costs.

     Long-lived asset information by geographic area at March 31, 2001 and March 31, 2000 is as follows (in thousands):

                                        2001            2000
                                       -------         -------
        United States                  $ 4,741         $ 4,851
        International                   25,247          23,657
                                       -------         -------
        Total                          $29,988         $28,508
                                       =======         =======

     Revenues by geographic area at March 31, 2001, March 31, 2000 and March 28, 1999 are as follows (in thousands):

                                        2001            2000            1999
                                       -------         -------         -------
        United States                  $ 5,120         $   956            -
        International                    3,571             562            -
                                       -------         -------         -------
        Total                          $ 8,691         $ 1,518            -
                                       =======         =======         =======


18.  SUBSEQUENT EVENTS:

     In June 2001, Carl Berg provided Valence with a financing commitment letter pursuant to which he committed, subject to customary conditions, to providing (or causing another person or entity to provide) Valence with additional financing of up to $20 million during fiscal 2002, in the form of a secured loan, equity investment, or a combination of both.

     In June 2001, Valence entered into an agreement with Hanil Telecom Co. Ltd. to terminate the Hanil Valence Korean joint venture that it maintained with Hanil Telecom Co., Ltd. through Valence's Dutch subsidiary, creating a company that is now an independent licensee of Valence. Valence no longer has an equity position in the surviving company from this former joint venture. The license provides that Valence would receive revenues for sales of film/laminate and engineering services to the company and royalties for batteries sold worldwide by the company.

     On April 11, 2001, Castle Creek Investments, LDC, elected to convert 2,500 shares of their Series B Convertible Participating Preferred Stock. These shares of Series B stock, icluding the accreted redemption value through the date of conversion, converted to 792,476 shares of Valence's common stock.

     On April 12, 2001, Castle Creek Investments, LDC, elected to convert the last 1,000 shares of their Series B Convertible Participating Preferred Stock. These shares of Series B stock, including the accreted redemption value through the date of conversion, converted to 317,036 shares of Valence's common stock.


19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    1st           2nd             3rd            4th
                                    Qtr           Qtr             Qtr            Qtr        Total
                               ----------     -----------     -----------    ----------   ----------
                                          (Dollars in thousands, except per share amounts)
YEAR ENDED MARCH 31, 2001
Revenues                         $ 2,000        $ 2,101        $ 1,854        $ 2,736      $ 8,691
Operating loss                    (8,771)        (9,141)       (10,175)       (13,978)     (42,065)
Net loss                          (9,299)        (9,302)       (10,628)       (14,863)     (44,092)
Basic EPS(1)                       (0.25)         (0.25)         (0.28)         (0.35)       (1.13)
Diluted EPS(1)                     (0.25)         (0.25)         (0.28)         (0.35)       (1.13)

YEAR ENDED MARCH 31, 2000
Revenues                             $ -          $ 389          $ 408          $ 721      $ 1,518
Operating loss                    (7,751)        (8,555)        (9,757)       (11,192)     (37,255)
Net loss                          (8,410)        (9,544)       (10,148)       (41,604)     (69,706)
Basic EPS(1)                       (0.31)         (0.34)         (0.32)         (1.15)       (2.12)
Diluted EPS(1)                     (0.31)         (0.34)         (0.32)         (1.15)       (2.12)

(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.


