Form 10-K/A
period 2001-03-31
VALENCE TECHNOLOGY INC
filed 2001-07-30
CIK 885551

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          77-0214673
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)

        301 CONESTOGA WAY                                        89015
        HENDERSON, NEVADA                                      (Zip Code)
(Address of Principal Executive Offices)

                                 (702) 558-1000
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS                                       NAME OF EACH EXCHANGE
-------------------                                        ON WHICH REGISTERED
       None                                               ---------------------
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

Yes  X      No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates on June 21, 2001 was $182,990,942.* As of June 21, 2001, there were 45,535,439 shares of common stock outstanding.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of Valence Technology, Inc. (the "Company") as of July 20, 2001:


NAME                                    AGE               POSITION HELD WITH THE COMPANY
----------------------------------      ---      ------------------------------------------------
Stephan B. Godevais ..............       39      President, Chief Executive Officer, and Director

Lev M. Dawson ....................       62      Chairman of the Board and Director

Carl E. Berg (1)(2) ..............       64      Director

Bert C. Roberts, Jr. (1) .........       58      Director

Alan F. Shugart (1)(2) ...........       70      Director

Michael W. Mahan .................       43      Senior Vice President, Marketing and Licensing

Joseph F. Lamoreux ...............       39      Vice President, Systems Engineering

George W. Adamson ................       34      Vice President, Research and Development

---------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

Mr. Godevais joined the Company in May 2001 as Chief Executive Officer, President and a Director. From December 1997 to April 2001, Mr. Godevais served as a Vice President at Dell Computer Corporation, where he led Dell's desktop and notebook product lines for consumers and small businesses. From December 1994 to November 1997, Mr. Godevais served in several positions, including General Manager and Vice President, at Digital Equipment Corporation. Prior to working at Digital Equipment Corporation, Mr. Godevais also spent ten years at Hewlett-Packard Company where he held positions in marketing for various product and field organizations. Mr. Godevais holds a business management degree from the Institut d'Etudes Politiques de Paris.

Mr. Dawson rejoined the Company in December 1997 as Chairman of the Board, Chief Executive Officer and President. Since the end of the fiscal year, Mr. Dawson has resigned as Chief Executive Officer and President. Mr. Dawson, a founder of the Company, served as Chairman of the Board and Chief Executive Officer from its founding in March 1989 until April 1993. Mr. Dawson also served as President from March 1989 until June 1991. From May 1993 to December 1997, Mr. Dawson was involved in private family companies. From January 1988 to March 1989, Mr. Dawson devoted significant time to the organization of the Company. From May 1978 through January 1988, Mr. Dawson was President, Chairman, and Chief Executive Officer of Robinton Products, Inc., a company which manufactured solid-state meters and data retrieval systems for the electric utility industry. Mr. Dawson holds a B.S.E.E. degree in Electrical Engineering from the University of Southwestern Louisiana.

Mr. Berg helped found the Company and has served on the Board of Directors since September 1991. For more than five years, Mr. Berg has been a major Silicon Valley industrial real estate developer and a private venture capital investor. Mr. Berg also serves as a director of Integrated Device Technology, Inc., Videonics, Inc., and Systems Integrated Research. Mr. Berg holds a B.A. in Business Administration from the University of New Mexico.

Mr. Roberts rejoined the Company as a director in November 1998. Mr. Roberts is Chairman of Worldcom, Inc., a communications company. He was named Chairman and Chief Executive Officer of MCI in 1992, after serving as President and Chief Operating Officer since 1985. Additionally, Mr. Roberts serves on the boards of News Corporation, Ltd., Johns Hopkins University, CaPCURE, and Championship Auto Racing Teams, Inc. Mr. Roberts holds a B.S. in Engineering from Johns Hopkins University.

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

Mr. Mahan joined the Company in May 2000 as Vice President, Marketing and
Sales and became Senior Vice President, Marketing and Licensing in December 2000. Mr. Mahan was Vice President of Marketing and Sales of PolyStor Corporation, a lithium cell manufacturer, from March 1999 to April 2000 and was Vice President of Rosslare America Inc., a rechargeable battery manufacturer, from October 1995 to March 1999. Mr. Mahan holds a B.A. in Pre-Law and Liberal Arts from Saint Mary's College.

Mr. Lamoreux joined the Company in July 2001 as Vice President, Systems Engineering. From May 1997 to May 2001, Mr. Lamoreux worked at Dell Computer Corporation, where he held several positions, including Director of Notebook Supply Chain Management, Director of Notebook Engineering and Director of Engineering, Inspiron (a line of notebook computers). From May 1997 to January 1999, Mr. Lamoreux served as Director of the Portable PC Division at Compaq Computer Corporation. Mr. Lamoreux holds a B.S. in mechanical engineering from North Carolina State University.

Dr. Adamson was appointed Vice President, Research and Development in January 2000. He joined Valence in 1996 and has held positions as a research scientist, project manager, and Director of Product Development. From 1994 to 1996, he was a research scientist with Zinc Air Power. Dr. Adamson has authored various technical publications and has several patents pending in the area of battery components. Dr. Adamson holds a Ph.D. in physical chemistry from Massachusetts Institute of Technology.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended March 31, 2001, all the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16 filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company's non-employee directors receive no cash compensation, but are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are employees of the Company do not receive separate compensation for their services as directors, but are eligible to receive stock options under the Company's 2000 Stock Incentive Plan.

Each non-employee director of the Company receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan (the "DIRECTORS' PLAN"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the Directors' Plan. The plan provides that new directors will receive initial stock options to purchase 100,000 shares of common stock upon election to the Board. The per share exercise price for these initial options will be the fair market value of a share of our common stock on the day the options are granted. These initial options will vest one-fifth on the first and second anniversaries of the grant of the options, and quarterly over the next three years. On each anniversary of the director's election to the Board, the director will receive annual stock options to purchase 100,000 shares less the total amount of unvested shares remaining in the initial options and any annual options previously granted. The per share exercise price for the new options will be the fair market value of our common stock on the day the options are granted. These annual options will vest quarterly over a three year period. A director who had been granted options prior to the adoption of the Directors' Plan will start receiving annual grants on the anniversary date of that director's prior grant. A director who had not received options upon becoming a director received initial stock options to purchase 100,000 shares on the date of the adoption of the Directors' Plan, and thereafter receives annual option grants on the anniversary dates of that grant. As of June 30, 2001, no options had been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVES

The following table shows, as to the Chief Executive Officer and as to each of the other executive officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three fiscal years ended March 31, 2001, March 31, 2000, and March 28, 1999:

                           SUMMARY COMPENSATION TABLE
                                                                                             LONG-TERM
                                                       ANNUAL                              COMPENSATION
                                                    COMPENSATION           OTHER              AWARDS         ALL OTHER
                                      FISCAL    --------------------       ANNUAL          -------------    COMPENSATION
  NAME AND PRINCIPAL POSITION          YEAR     SALARY($)   BONUS($)    COMPENSATION($)     OPTIONS (#)         ($)
-----------------------------------   -------   ---------  ---------    ---------------    -------------    ------------
Lev M. Dawson......................    2001       282,020      -               -                119,952          -
Chairman of the Board, Chief           2000       293,240      -               -                384,270          -
Executive Officer and President(1)     1999       274,208      -               -                   -             -

Roy A. Wright......................    2001       181,739    50,000            -                   -             -
Senior Vice President,                 2000       260,871      -               -                150,000          -
Business & Corp. Development (2)       1999        28,846      -               -                275,000          -

Jay L. King........................    2001       161,936      -               -                                 -
Vice President and Chief Financial     2000       152,370      -               -                 50,000          -
Officer (3)                            1999       -            -               -                200,000          -

Michael W. Mahan...................    2001       150,087      -               -                200,000          -
Senior Vice President, Marketing       2000       -            -               -                   -             -
and Licensing                          1999       -            -               -                   -             -

---------------
(1) Mr. Dawson resigned from his positions as Chief Executive Officer and President following the end of the fiscal year.

(2) Mr. Wright resigned from his positions with the Company effective June 29, 2001.

(3) Mr. King resigned from his positions with the Company effective July 16, 2001.

Effective May 2, 2001, Stephan Godevais joined the Company as Chief Executive Officer and President at a salary of $500,000 per year. Under his employment agreement, Mr. Godevais was granted stock options to purchase an aggregate of 1,500,000 shares of the Company's common stock at an exercise price of $6.52 per share, subject to a four year vesting schedule.

STOCK OPTION GRANTS AND EXERCISES

The following table shows for the fiscal year ended March 31, 2001, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

                                  OPTION GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE
                          -----------------------------------------------------------      AT ASSUMED ANNUAL RATES
                                           PERCENT OF TOTAL                               OF STOCK PRICE APPRECIATION
                                           OPTIONS GRANTED      EXERCISE                       FOR OPTION TERM (2)
                           OPTIONS         TO EMPLOYEES IN       PRICE     EXPIRATION   ------------------------------
          NAME            GRAMTED (#)      FISCAL YEAR (1)       ($/SH)      DATE          5% ($)            10% ($)
-----------------------   -----------      ----------------    ---------   ----------   -----------       ------------
Lev M. Dawson     (3)       36,099             2.67%              23.56    04/01/2010      534,927          1,355,610
                            26,274             1.94%              18.44    07/01/2010      304,653            772,052
                            27,917             2.07%              17.25    10/01/2010      302,856            767,496
                            29,662             2.20%               9.31    01/01/2011      173,718            440,235

Roy A. Wright (4)             --                --                  --         --            --                 --

Jay L. King(5)                --                --                  --         --            --                 --

Michael W. Mahan(6)        150,000            11.10%              15.25    04/26/2010    1,438,596          3,645,686
                            50,000             3.70%              15.19    11/20/2010      477,567          1,210,248

---------------
(1) Based on an aggregate of 1,351,156 options granted to employees in fiscal year 2001.

(2) The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(3) These options vest over 4 years, with 1/16 of the shares vesting each quarter.

(4) Mr. Wright resigned from his positions with the Company effective June 29, 2001.

(5) Mr. King resigned from his positions with the Company effective July 16, 2001.

(6) The options to purchase 150,000 shares of our common stock vest over 4 years, with 1/4 of the shares vesting on the first anniversary of the date of the grant and the balance vesting quarterly over the next three years. The options to purchase 50,000 shares of common stock vest over 3 years, with 1/12 of the shares vesting each quarter.

The following table shows (i) the number of shares acquired and value realized from option exercises by each of the Named Executive Officers during the fiscal year ended March 31, 2001 and (ii) the number and value of the unexercised options held by each of the Named Executive Officers on March 31, 2001:

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR, AND FY-END OPTION VALUES

                                                                   NUMBER OF             VALUE OF UNEXERCISED
                              SHARES                          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                            ACQUIRED ON      VALUE               AT FY-END (#)             AT FY-END ($) (1)
                             EXERCISE      REALIZED     ----------------------------   ---------------------------
Name                            (#)          ($)        EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------   -----------    --------     -----------    -------------   -----------   -------------
Lev M. Dawson(2).........        0             0          207,745         335,983           --             --
Roy A. Wright (3)........     12,500        71,344        212,500         200,000         11,719         14,063
Jay L. King (4)..........        0             0          125,002         124,998          4,688          4,687
Michael W. Mahan.........        0             0            4,167         195,833           --             --

-------------
(1) Based on the fair market value of the Company's Common Stock as of March 31, 2001 ($4.5625) less the exercise price of the options multiplied by the number of shares underlying the option.

(2) Mr. Dawson resigned from his positions as Chief Executive Officer and President following the end of the fiscal year.

(2) Mr. Wright resigned from his positions with the Company effective June 29, 2001.

(3) Mr. King resigned from his positions with the Company effective July 16, 2001.

EMPLOYMENT AGREEMENTS

Effective January 1 1998, the Company entered into an employment arrangement with Lev M. Dawson pursuant to which the Company retained Mr. Dawson as its Chairman of the Board, Chief Executive Officer and President at an annual salary of $280,000. The Company granted Mr. Dawson an option to purchase 1,000,000 shares of common stock at an exercise price of $5.0625 per share, vesting over a period of eighteen months. The Company agreed to pay Mr. Dawson's relocation expenses. Mr. Dawson has resigned as Chief Executive Officer and President of the Company.

Effective May 2, 2001, the Company entered into an employment agreement with Stephan Godevais pursuant to which the Company retained Mr. Godevais as Chief Executive Officer and President at a salary of $500,000 per year. Under his employment agreement, Mr. Godevais was granted stock options to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $6.52 per share, vesting over a period of four years.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended March 31, 2001, the Compensation Committee consisted of Messrs. Shugart and Berg.

On July 27, 1998, the Company entered into an agreement with an institutional investor for the private placement of up to $15,000,000 of its convertible preferred stock. Concurrently with the preferred stock financing, Baccarat Electronics, Inc. ("BACCARAT ELECTRONICS"), an affiliate of Carl Berg, a director of the Company, loaned the Company $2.5 million and agreed to loan the Company up to an additional $7.5 million (the "BACCARAT LOAN"). The Baccarat Loan accrues interest on unpaid principal at the rate of 9% per annum, or at the maximum rate permissible by law, whichever is less. On November 27, 2000, the Baccarat Loan amount was extended to $15,000,000. As of March 31, 2001, an amount of $14.95 million was outstanding under the Baccarat Loan, plus accrued interest of $2.06 million and the Company had issued to Baccarat Electronics warrants to purchase 594,031 shares of common stock.

On January 1, 1998, the Company granted to Mr. Dawson, the Company's Chairman of the Board, non-qualified options to purchase an aggregate of 1,000,000 shares of common stock. The exercise price of these options is $5.0625 per share, the fair market value of the common stock on the date of the grant. The Compensation Committee of the Company approved the early exercise of these options on March 5, 1998. These options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. Mr. Dawson partially exercised these options to purchase 960,494 shares on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("DAWSON NOTE ONE") and $1,518,750 ("DAWSON NOTE TWO") (collectively, the "DAWSON NOTES") secured by the shares acquired upon exercise plus 842,650 additional shares held by Mr. Dawson. As of March 31, 2001, amounts of $3,976,559 and $1,806,175 were outstanding under Dawson Note 1 and Dawson Note 2, respectively, and under each of the Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. Purchased shares for which the underlying options have not vested are subject to repurchase by the Company. As of March 31, 2001, all of the shares in the underlying options had vested.

Effective February 24, 2001, the Company and Carl Berg, a director of the Company, entered into a loan agreement pursuant to which Mr. Berg agreed to provide the Company with a line of credit in the maximum amount of $20 million (the "BORROWING AVAILABILITY"). From the effective date until the earlier to occur of January 31, 2006, the payoff of the Security (as defined below), or the date the loan agreement is terminated due to a default by the Company, Mr. Berg agreed to make available advances in an aggregate outstanding amount not to exceed the Borrowing Availability. Each advance will bear interest at the rate of 8% per annum until the advance is repaid in full and will be secured by such assets of the Company as the parties to the loan agreement mutually agree (the "SECURITY"). The Security will have a value at the time of the advance equal to or greater than the amount of the particular advance. Each advance, including all accrued and unpaid interest thereon, is due and payable no later than the earlier of January 31, 2006, or the date on which the Security for that particular advance is paid off or disposed of in full. Any portion of an advance that is repaid will be available for further advances under the loan agreement.

The February 2001 loan agreement replaced a binding letter of intent between the Company and Mr. Berg dated June 22, 2000 (the "BINDING LETTER OF INTENT"), for the purchase of up to $12,500,000 of shares of common stock of the Company (the "SHARES"). Under the Binding Letter of Intent, the Company agreed to sell and Mr. Berg agreed to purchase the Shares in one or more transactions, each one of which would have involved no less than $500,000 in proceeds. Mr. Berg's commitment to purchase the Shares expired, to the extent not utilized by the Company, on March 31, 2001. Under the terms of the Binding Letter of Intent, the Company also agreed to issue to Mr. Berg certain three year warrants (the "WARRANTS") to purchase up to 20% of the Shares purchased by Mr. Berg pursuant to the Binding Letter of Intent. The Warrants had an exercise price of 125% of the daily prices during the applicable pricing period.

In June 2001, Mr. Berg provided the Company with a financing commitment letter pursuant to which he committed, subject to customary conditions, to provide (or cause another person or entity to provide) the Company with additional financing of up to $20 million during fiscal 2002, in the form of a secured loan, equity investment, or a combination of both.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock as of June 30, 2001 by: (i) each director; (ii) each Named Executive Officer; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock.

                                                                       BENEFICIAL OWNERSHIP(1)
                                                                     ---------------------------
                                                                     NUMBER OF        PERCENT OF
BENEFICIAL OWNER                                                     SHARES (#)       TOTAL (%)
----------------------------------------------------------------     -----------      ----------
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee
10050 Bandley Drive, Cupertino, CA 95014 (2)....................      6,576,445          14.44

Carl E. Berg (2)
10050 Bandley Drive, Cupertino, CA 95014........................      4,740,660          10.41

Science Applications International Corporation (4)
10260 Campus Point Drive
San Diego, CA 92121.............................................      4,095,000           8.99

Lev M. Dawson (5)
301 Conestoga Way, Henderson, NV 89015..........................      2,177,870           4.78

Capital Group International, Inc. (6)
11100 Santa Monica Blvd.
Los Angeles, CA 90025...........................................      3,232,220           7.10

Alan F. Shugart (7).............................................        437,365            *

Roy A. Wright (8) ..............................................        240,625            *

Bert C. Roberts, Jr. (9)........................................        223,000            *

Jay L. King (10)................................................        141,669            *

Michael W. Mahan (11)...........................................         59,376            *

Stephan B. Godevais.............................................              0            *

All directors and executive officers as a group
  (7 persons) (12)..............................................      7,779,940          17.08

---------------------
*    Less than one percent (1%)

     (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 45,535,639 shares of common stock outstanding on June 30, 2001, adjusted as required by rules promulgated by the Commission.




     (2) Based on information contained in a Schedule 13D filed February 22, 2001. The 1981 Kara Ann Berg Trust (the "Trust") beneficially owns 4,795,973 shares. It has entered into a joint filing agreement with West Coast Venture Capital, Inc. ("WCVC"), which beneficially owns 6,576,445 shares. Together, the Trust and WCVC beneficially own 7,879,270 shares. The Trust has the sole power to vote or direct the vote of 1,302,825 shares and has the sole power to dispose or direct the disposition of 1,302,825 shares.

     (3) Includes 150,000 shares held by Mr. Berg; 209,432 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of June 30, 2001; 3,083,297 shares held by West Coast Venture Capital, LTD, of which Mr. Berg is the general partner; 409,900 shares and 594,031 shares issuable upon exercise of warrants held by Berg & Berg Enterprises, LLC, of which Mr. Berg is the Managing Member; 94,000 shares held by Berg & Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer, of which Mr. Berg is the Trustee and 200,000 shares held by Berg Group, LP.

     (4) Based on information contained in a Schedule 13G filed December 29, 2000. Of the 4,095,000 shares of Common Stock stated above, 3,000,000 shares are beneficially owned by Telcordia Technologies, Inc. ("Telcordia"), a wholly owned subsidiary of Science Applications International Corporation ("SAIC"), and 1,095,000 shares are beneficially owned by Telcordia's wholly-owned subsidiary Telcordia Venture Capital Corporation ("TVCC"). As the parent corporation of Telcordia and TVCC, SAIC is deemed to be a beneficial owner of the 4,095,000 shares of Common Stock.

     (5) Includes 1,929,144 shares held by Mr. Dawson, of which 1,803,144 shares are pledged to the Company as collateral for certain promissory notes, and 248,726 shares issuable upon exercise of options that are exercisable within 60 days of June 30, 2001.

     (6) Based on information contained in a Schedule 13G filed February 12, 2001. Capital Group International, Inc. is the parent holding company of a group of investment management companies that hold investment power and voting power over these shares. Capital Guardian Trust Company, a wholly-owned subsidiary of Capital Group International, Inc. and a bank as defined in Section 3(a)6 of the Act, is deemed to be the beneficial owner of the 3,232,330 shares of Common Stock as a result of its serving as the investment manager of various institutional accounts.

     (7) Includes 202,000 shares held by Mr. Shugart and 235,365 shares issuable upon exercise of options that are exercisable within 60 days of June 30, 2001.

     (8) All shares are issuable upon exercise of options that are exercisable within 60 days of June 30, 2001.

     (9) Includes 112,000 shares held by Mr. Roberts, 1,000 shares held by his spouse and 110,000 shares issuable upon exercise of options that are exercisable within 60 days of June 30, 2001.

     (10) All shares are issuable upon exercise of options that are exercisable within 60 days of June 30, 2001.

     (11) All shares are issuable upon exercise of options that are exercisable within 60 days of June 30, 2001.




     (12) Includes 1,245,193 shares issuable upon exercise of options that are exercisable within 60 days of June 30, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Compensation Committee Interlocks and Insider Participation" for a description of certain transactions between the Company and certain of its officers and directors.

See "Employment Agreements" for a description of certain transactions between the Company and certain of its officers.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July, 2001.


                                      VALENCE TECHNOLOGY, INC.
                                      (Registrant)


                                       By:  /S/ STEPHAN B. GODEVAIS
                                          -------------------------------------
                                          Stephan B. Godevais
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


SIGNATURE                         TITLE                           DATE
---------                         -----                           ----
                                  Chief Executive Officer,
                                  President and Director,
                                  Principal Executive Officer     July 30, 2001
/S/ STEPHAN B. GODEVAIS           and Director)
--------------------------
Stephan B. Godevais

                                  Chairman of the
           *                      Board of Directors              July 30, 2001
--------------------------
Lev M. Dawson


           *                      Director                        July 30, 2001
--------------------------
Carl E. Berg


           *                      Director                        July 30, 2001
--------------------------
Bert C. Roberts, Jr.


           *                      Director                        July 30, 2001
--------------------------
Alan F. Shugart


/S/ TOM CONCIALDI                 Controller                      July 30, 2001
--------------------------
Tom Concialdi




*By: /S/ STEPHAN B. GODEVAIS
    -------------------------------------
    Stephan B. Godevais, Attorney-In-Fact