Form 10-Q
period 2001-06-30
VALENCE TECHNOLOGY INC
filed 2001-08-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                            45,546,293
-----------------------------                  --------------------------------
         (Class)                               (Outstanding at August 3, 2001)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (companies in the development stage)

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001




                                      INDEX

                                                                          PAGES

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           June 30, 2001 and March 31, 2001...................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the period from March 3, 1989
           (date of inception) to June 30, 2001 and for each of
           the three month periods ended June 30, 2001 and June 30, 2000......4

           Condensed Consolidated Statements of Cash Flows for the
           period from March 3, 1989 (date of inception) to
           June 30, 2001 and for each of the three month periods
           ended June 30, 2001 and June 30, 2000..............................5

           Notes to Condensed Consolidated Financial Statements...............6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........24


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................25

  Item 6.  Exhibits and Reports on Form 8-K..................................25

SIGNATURE  ..................................................................26

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)
                                      -----

                                                                June 30, 2001         March 31, 2001
                                                               ---------------        ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $       2,518           $       3,755
     Receivables, net                                                  2,136                   4,038
     Short-term investments                                            5,057                   5,133
     Inventory                                                         4,110                   4,825
     Prepaid and other current assets                                  2,131                   1,752
                                                               --------------          --------------
Total current assets                                                  15,952                  19,503

Long-term investments                                                 12,554                  12,554
Property, plant and equipment, net                                    31,156                  29,988
Intellectual property, net                                            25,210                  25,690
                                                               --------------          --------------
Total assets                                                   $      84,872           $      87,735
                                                               ==============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                         $       1,550           $       1,686
     Accounts payable                                                  2,315                   5,759
     Accrued expenses                                                  3,618                   2,977
     Grant payable                                                     1,700                   1,713
     Accrued compensation                                                936                     648
                                                               --------------          --------------
Total current liabilities                                             10,119                  12,783

Deferred revenue                                                                               2,500
Long-term debt, less current portion                                   6,633                   4,568
Long-term debt to stockholder                                         25,495                  16,083
                                                               --------------          --------------
Total liabilities                                                     42,247                  35,934
                                                               --------------          --------------
Commitments and contingencies (Note 11)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series B, $0.001 par value, issued and outstanding:
       0 and 3,500 shares at June 30, 2001 and
       March 31, 2001, respectively                                                            2,736

Stockholders' equity
Common stock, $0.001 par value, authorized: 100,000,000 shares, issued and outstanding: 45,535,639 and 44,421,974 shares
      at June 30, 2001 and March 31, 2001, respectively                   46                      44
Additional paid-in capital                                           328,022                 325,103
Notes receivable from stockholder                                     (4,862)                 (4,862)
Deficit accumulated during the development stage                    (276,224)               (267,083)
Accumulated other comprehensive loss                                  (4,357)                 (4,137)
                                                               --------------          --------------
Total stockholders' equity                                            42,625                  49,065
                                                               --------------          --------------
      Total liabilities, mandatorily redeemable convertible
           preferred stock and stockholders' equity            $      84,872           $      87,735
                                                               ==============          ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                    Period from
                                   March 3, 1989
                                     (date of
                                     inception)                Three Months Ended
                                      Through           -----------------------------------
                                   June 30, 2001        June 30, 2001       June 30, 2000
                                   ---------------      ---------------     ---------------
Revenue:
Research and development
    contracts                      $       21,605       $                   $
License revenue                             3,633                2,133
Battery and laminate sales                  9,434                  725               2,000
                                   ---------------      ---------------     ---------------
      Total revenue                        34,672                2,858               2,000

Cost of Sales                              18,865                2,802               3,996
   IDB revenue grant                       (1,191)
                                   ---------------      ---------------     ---------------
      Net cost of sales                    17,674                2,802               3,996
Gross Margin                               16,998                   56              (1,996)

Costs and expenses:
Research and product development          121,217                3,086               2,839
Marketing                                   5,447                  433                 102
General and administrative                 61,387                2,734               1,341
Depreciation and amortization              48,216                2,390               2,493
Write-off of in-process
   technology                               8,212
Investment in Danish subsidiary             3,489
Factory start-up costs                      3,171
One-time social charge                        333
Special charges                            18,872
                                   ---------------      ---------------     ---------------
      Total costs and expenses            270,344                8,643               6,775
                                   ---------------      ---------------     ---------------
Operating loss                           (253,346)              (8,587)             (8,771)

Stockholder lawsuit settlement            (30,061)
Interest and other income                  19,538                  195                 299
Interest expense                           (9,855)                (749)               (429)
Equity in loss of joint venture            (2,500)                                    (345)
                                   ---------------      ---------------     ---------------
Net loss                           $     (276,224)              (9,141)             (9,246)
                                   ===============
Beneficial conversion feature
  on preferred stock                                                                   (53)
                                                        ---------------     ---------------
Net loss available to common
   stockholders                                         $       (9,141)     $       (9,299)
                                                        ===============     ===============
Other comprehensive loss:
   Net loss                                             $       (9,141)     $       (9,246)
   Change in foreign currency
      translation adjustments                                     (183)             (2,256)
                                                        ---------------     ---------------
         Comprehensive loss                             $       (9,324)     $      (11,502)
                                                        ===============     ===============
Net loss per share available to
   common stockholders                                  $        (0.20)     $        (0.25)
                                                        ===============     ===============
Shares used in computing net
   loss per share available
      to common stockholders,
         basic and diluted                                      45,345              36,856
                                                        ===============     ===============


                   The accompanying notes are an integral part
                         of these condensed consolidated
                              financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                   Period from
                                                   March 3, 1989
                                                    (date of
                                                    inception)      Three Months     Three Months
                                                     through           Ended             Ended
                                                   June 30, 2001    June 30, 2001    June 30, 2000
                                                   --------------   --------------   -------------
Cash flows from operating activities:
Net loss                                            $  (276,224)    $     (9,141)    $    (9,246)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                            48,216            2,390           2,493
Write-off of equipment                                   15,390
Write-off of in-process technology                        6,211
Compensation related to stock options                     3,891
Non-cash charge related to acquisition of
  Danish subsidiary                                       2,245
Non-cash charge from stockholder lawsuit
  settlement                                             29,450
Equity in losses of joint venture                         2,500                              345
Amortization of debt discount                             1,455              163             163
Changes in assets and liabilities:
Receivables                                              (2,066)           1,886          (1,348)
Prepaid expenses and other current assets                (2,169)            (380)            994
Inventory                                                (4,117)             709          (1,168)
Accounts payable                                          2,889           (3,416)         (3,636)
Accrued liabilities                                      (1,220)             948             395
Deferred revenue                                                          (2,500)
                                                    ------------    -------------    ------------
Net cash used in operating activities                  (173,549)          (9,341)        (11,008)
                                                    ------------    -------------    ------------
Cash flows from investing activities:
Purchase of long-term investments                      (665,789)
Maturities of long-term investments                     661,545
Net reduction of short-term investments                      76               76
Capital expenditures                                    (95,924)          (2,558)         (3,983)
Sale of equipment                                         1,269
Other                                                      (222)
                                                    ------------    -------------    ------------
Net cash used in investing activities                   (99,045)          (2,482)         (3,983)
                                                    ------------    -------------    ------------
Cash flows from financing activities:
Property and equipment grants                            12,243
Acquisition of West Coast Venture Capital                11,949
Borrowings of long-term debt                             46,853           11,349
Payments of long-term debt:
Product development loan                                   (482)
Stockholder and director                                 (6,173)
Other long-term debt                                    (13,506)            (136)            (95)
Proceeds from issuance of common stock
    and warrants, net of issuance costs                 215,045              185          12,656
Proceeds from issuance of preferred stock,
    Series A, net of issuance costs                       7,075
Proceeds from issuance of preferred stock,
    Series B, net of issuance costs                       7,125
                                                    ------------    -------------    ------------
      Net cash provided by financing activities         280,129           11,398          12,561
                                                    ------------    -------------    ------------
Effect of foreign exchange rates on cash
        and cash equivalents                             (5,017)            (812)           (802)
                                                    ------------    -------------    ------------
Increase (decrease) in cash and cash equivalents          2,518           (1,237)         (3,232)
Cash and cash equivalents, beginning of period                             3,755          24,556
                                                    ------------    -------------    ------------
Cash and cash equivalents, end of period                  2,518     $      2,518     $    21,324
                                                    ============    =============    ============


                         The accompanying notes are an
                        integral part of these condensed
                       consolidated financial statements.

1.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries (the "Company") as of June 30, 2001, its consolidated results of operations for the period from March 3, 1989 (date of inception) to June 30, 2001 and for each of the three-month periods ended June 30, 2001 and June 30, 2000, and the consolidated cash flows for each of the three-month periods ended June 30, 2001 and June 30, 2000, and for the period from March 3, 1989 (date of inception) to June 30, 2001. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. The results for the three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The year-end condensed consolidated balance sheet data as of March 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        The Company is in the development stage as of June 30, 2001. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

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

        RECEIVABLES:

        Receivables consist primarily of amounts due from customers as a result of normal business operations. The Company periodically performs credit evaluations of its customers and reviews receivable balances in order to determine an allowance for potential credit losses. At June 30, 2001, an allowance of $65,000 for potential credit losses was deemed necessary. Additionally, the receivable balance contained amounts due for Value Added Tax ("VAT") refunds pertaining to purchases made by the Company's Northern Ireland facility.

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

        CAPITAL AND REVENUE GRANTS:

        Grants relating to the acquisition of property, plant and equipment are recorded upon satisfaction of the capital investment requirements underlying the grant and the receipt of grant funds. Such grants are deferred and amortized over the estimated useful lives of the related assets as a reduction of depreciation expense. The Company has qualified and applied for revenue grants made available to reduce the cost of labor in Northern Ireland and such grants have been accounted for as a reduction to cost of sales.

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

        LONG-LIVED ASSETS:

        The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the difference between the amount of the discounted cash flows and the carrying amount of the asset. The Company had no impairment losses for the quarter ended June 30, 2001.

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

                o       persuasive evidence of an arrangement exists,

                o       delivery has occurred or services have been rendered,

                o the seller's price to the buyer is fixed or determinable, and

                o       collectibility is reasonably assured.

        DEFERRED REVENUE:

        Deferred revenue related to payments received from the Company's joint venture partner in Hanil Valence Co., Ltd. See Note 10 Joint Venture Agreement.

        RESEARCH AND DEVELOPMENT:

        Research and development costs are expensed as incurred.

        FOREIGN CURRENCY TRANSLATION:

        Exchange adjustments resulting from foreign currency transactions are generally recognized in operations, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Net foreign currency transaction gains or losses are not material in any of the periods presented.

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


3.      RECEIVABLES, NET:

        Receivables consist of the following (in thousands):

                                            June 30, 2001      March 31, 2001
                                          ------------------   ----------------
            Trade receivables                $     1,517          $       2,840
            Other receivables                        684                  1,198
            Allowance for credit losses              (65)
                                          ------------------   ----------------
            Total receivables                $     2,136          $     4,038
                                          ==================   ================

4.      INVESTMENTS:

        During the fourth quarter of fiscal 2001, the Company completed the acquisition of the assets of West Coast Venture Capital, Inc. which included investment equivalent instruments. These instruments have a value of $17,611,000 as of June 30, 2001 and are presented as short-term investments of $5,057,000 and long-term investments of $12,554,000 on the balance sheet depending upon scheduled maturity.

                               Maturity Date of Investments (in thousands)
             Less than            1 - 5           5 - 10           After
               1 year             years            years          10 years         Total
         -----------------    --------------   -------------    ------------    --------------
               $5,057             $977            $11,577                         $17,611

5.      INVENTORIES:

        Inventories consist of the following (in thousands):

                             June 30, 2001             March 31, 2001
                             --------------            ---------------
Raw materials                $       2,516             $        3,295
Work-in-process                      1,594                      1,530
                             --------------            ---------------
Total                        $       4,110             $        4,825
                             ==============            ===============


6.      INTELLECTUAL PROPERTY:

        During the third quarter of fiscal year 2001, the Company acquired, from Telcordia Technologies, Inc., its rights in lithium-ion polymer battery technology including 42 U.S. patents, 14 U.S. patents pending, and more than 200 foreign patents, issued and pending. The patents acquired are being amortized over the average lives of the patents, which is 13.67 years. As of June 30, 2001, $1,040,000 has been expensed as amortization.

7.      EARNINGS PER SHARE:

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

        The following is a reconciliation of the numerator (net loss) and denominator (number of shares) used in the basic and diluted EPS calculation (in thousands):

                                                 THREE MONTHS ENDED
                                          JUNE 30, 2001      JUNE 30, 2000
                                          -------------      -------------
        Net loss available
          to common stockholders             $(9,141)         $  (9,299)

        Weighted average
          shares outstanding                  45,345             36,856

        Earnings per share,
          basic and diluted                  $  (.20)         $    (.25)


        Shares excluded from the calculation of diluted EPS as their effect was anti-dilutive were 7,016,000 and 5,426,000 for the three months ended June 30, 2001 and June 30, 2000, respectively.

8.      LONG-TERM DEBT (IN THOUSANDS):

                                                June 30,             March 31,
                                                  2001                 2001
                                                ----------           ----------
        Facility loans                           $8,183               $6,254
        Less amounts due within one year         (1,550)              (1,686)
                                                ----------           ----------
        Long-term debt due after one year        $6,633               $4,568
                                                ==========           ==========

        FACILITY LOANS:

        During fiscal 1995, a bank provided the Company a $2,500,000 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan of $1,231,000 at June 30, 2001 bears interest at 10.4% and is collateralized by the related building. The Company makes monthly principal payments of $14,000 plus accrued interest through November 2001, and a final principal payment of $1,161,000 is due December 2001.

        The Company also has a 15-year facility loan for the Northern Ireland building payable in equal monthly principal payments of $20,000 plus accrued interest. This facility term loan bears interest at an annually adjustable published interest rate index (7.375% at June 30, 2001) on the outstanding principal. In September 2000, the loan was increased by $2,874,000 for the construction of a factory extension. The outstanding principal balance as of June 30, 2001 was $4,886,000. This loan is collateralized by the related building.

        In May 2001, the Company acquired an additional building, adjacent to the existing Northern Ireland facility, for a purchase price of $2,090,000. This 15-year facility term loan bears interest at an annually adjustable interest rate (7.25% at June 30, 2001) on the outstanding principal. The Company makes monthly principal payments of $12,000 plus accrued interest. The outstanding principal balance as of June 30, 2001 was $2,066,000. This loan is collateralized by the related building.

        Principal payments on long-term debt at June 30, 2001 are due as follows (in thousands):

                                                    Facility
            Fiscal Year                             Loans
            ----------                              -------
              2002                                  $1,518
              2003                                     584
              2004                                     626
              2005                                     670
              2006                                     717
            Thereafter                               4,068
                                                    -------
                                                    $8,183
                                                    =======

9.      LONG-TERM DEBT TO STOCKHOLDER:

                                                        June 30,          March 31,
                                                          2001              2001
                                                      --------------     ------------
                                                               (in thousands)
                  Loan balance                             $14,950          $14,950
                  Line of credit balance                    11,250            2,000
                  Unaccreted debt discount                    (705)            (867)
                                                      --------------     ------------
                  Balance                                  $25,495          $16,083
                                                      ==============     ============


        In July 1998, the Company entered into an amended loan agreement with a stockholder and director which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis and provided that the stockholder will subordinate its security interest to other lenders when new debt is obtained after the stockholder's loan is prepaid to zero. In November 2000, the loan agreement was amended to increase the maximum amount to $15,000,000. As of June 30, 2001, the Company had an outstanding balance of $14,950,000 under the loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at June 30, 2001) and is available through August 30, 2002. As of June 30, 2001, a total of $2,395,843 has been accrued. The amounts charged to interest expense for the three month periods ended June 30, 2001 and June 30, 2000 were $335,454 and $224,623, respectively.

        In conjunction with the amended loan agreement in fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of June 30, 2001, a total of $1,453,893 has been accreted. The amounts charged to interest expense for the three month periods ended June 30, 2001 and June 30, 2000 were $162,636 for each period.

        During June 2000 the Company entered into a private placement funding arrangement with Carl E. Berg, a principal stockholder and director of the Company, for an equity investment commitment totaling $12.5 million. On February 13, 2001, the Company replaced this $12.5 million commitment from Mr. Berg with the acquisition of approximately $30.0 million of assets of West Coast Venture Capital, Inc. consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of the Company's common stock. The investment instruments have maturities that run from less than one year to over ten years. In February 2001, Mr. Berg provided a line of credit in the amount of up to $20 million secured by the investment instruments. As of June 30, 2001, a total of $11,250,000 had been drawn on this line of credit.

10.     JOINT VENTURE AGREEMENT

        In June 2001, the Company and its joint venture partner in Hanil Valence Co., Ltd. reached an agreement to terminate the joint venture. As conditions of the termination, Shinhan Bank transferred its payment guarantee obligations under a line of credit from the Company to the Company's former joint venture partner and the Company granted a license to an affiliate of its former joint venture partner. In addition, the deferred revenue balance of $2.5 million was offset by approximately $896,000 of accounts receivable and the remaining $1.6 million balance was recorded as license revenue to recognize the license agreement.

11.     COMMITMENTS AND CONTINGENCIES:

        LITIGATION:

        In April 2001, the Company received notification that 21 former employees of the Mallusk, Northern Ireland facility filed claims against the Company alleging breach of contract and lack of consultation prior to termination due to the reduction in force in March 2001 at the facility. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Company is currently assessing the merit of such claims at this time. The Company does have a defense and will contest the claims.

12.     SEGMENT INFORMATION:

        The Company conducts its business in two operating segments and uses only one measurement of profitability. During the first quarter of fiscal 2002, the Company recorded battery and laminate sales of $725,000 and license and royalty fees of $2,133,000. If the licensing and royalty revenue grows as a percentage of total sales, the Company will separate the revenue and related costs.

        Property, plant, & equipment, net, information by geographic area at June 30, 2001 and March 31, 2001 is as follows (in thousands):

                                   June 30,    March 31,
                                    2001          2001
                                   ---------   ----------
        United States              $ 4,585      $ 4,741
        International                26,571      25,247
                                   ---------   ----------
        Total                      $31,156      $29,988
                                   =========   ==========

        Revenues by geographic area for the three-month periods ended June 30, 2001 and June 30, 2000 are as follows (in thousands):

                                   June 30,      June 30,
                                     2001         2000
                                   ---------   ----------
        United States              $ 1,207       $  811
        International                1,651        1,189
                                   ---------   ----------
        Total                      $ 2,858      $ 2,000
                                   =========   ==========

13.     RECENT ACCOUNTING PRONOUNCEMENTS:

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 during the first quarter of fiscal 2002 and the adoption did not effect the Company's consolidated financial statements. Currently, the Company does not hold derivative instruments or engage in hedging activities.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141, "BUSINESS COMBINATIONS" AND NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for goodwill and other intangible assets from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on April 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet determined the impact of this standard on our future goodwill and intangible asset amortization expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the progress of our research and development activities, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our joint venture relationships, the status of the development of our products and their anticipated performance and customer acceptance and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks in product and technology development, the effect of the Company's accounting policies and the other risks discussed below under the caption, "Risk Factors" and in our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. You should carefully review the risk factors discussed below and the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended March 31, 2001. The results for the three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002.

OVERVIEW

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first three-month period of fiscal 2001, the Company recorded its first significant commercial sales. The Company is a development stage company in as much as significant revenues from operations have not been achieved. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. Before the first three-month period of fiscal 2001, substantially all revenues were derived from a research and development contract with the Delphi Automotive Systems Group, formerly the Delco Remy Division, an operating group of the General Motors Corporation. This research and development contract expired in May 1998. The Company has incurred cumulative losses of $276,224,000 from its inception to June 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 (FIRST QUARTER OF FISCAL 2002) AND JUNE 30, 2000 (FIRST QUARTER OF FISCAL 2001).

REVENUE. Revenue from battery and laminate sales totaled $725,000 for the first quarter of fiscal 2002. For the corresponding period of fiscal 2001, revenue from battery and laminate sales totaled $2.0 million. This decrease is the result of the strategic shift from battery and laminate sales to licensing and royalty revenues subsequent to the acquisition of technology rights from Telcordia Technologies, Inc. in December 2000. Licensing and royalty revenue totaled $2.1 million for the first quarter of fiscal 2002, of which $1.6 million relates to the conversion of the Hanil joint venture to a license agreement. There were no licensing or royalty revenues during the corresponding period of fiscal 2001.

COST OF SALES. The cost of sales for the first quarter of fiscal 2002 was $2.8 million. The cost of sales in the first quarter of fiscal 2001 was $4.0 million. The decrease is due to the decrease in battery and laminate sales, and the combined effect of the reduction in manufacturing personnel in March 2001 and continued automation improvements in our manufacturing facility.

RESEARCH AND PRODUCT DEVELOPMENT. Research and development expenses were $3.1 million and $2.8 million during the three-month periods ended June 30, 2001 and June 30, 2000, respectively. The slight increase in expenditures resulted from the addition of new personnel to continue the Company's focus on developing new technology.

MARKETING. Marketing expenses were $433,000 and $102,000 for the first quarter of fiscal years 2002 and 2001, respectively. The increased expenditures are the result of an intensification of efforts in the areas of sales and marketing through the addition of sales personnel and increased travel activities. We expect marketing and sales expenses to continue to increase as we continue to focus on building the infrastructure necessary to support an operating company rather than our historical focus as a research and development company.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.7 million and $1.3 million for the first three months of fiscal year 2002 and fiscal year 2001, respectively. The increase between comparable periods is due primarily to increased legal services associated with patent activity, increased recruiting efforts and severance packages. We expect general and administrative expenses to continue to increase as we continue to focus on building the infrastructure necessary to support an operating company rather than our historical focus as a research and development company.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2.4 million and $2.5 million for the first quarter of fiscal year 2002 and fiscal year 2001, respectively. The decrease between periods was the result of the full amortization of certain assets prior to and during the first quarter of fiscal year 2002.

INTEREST AND OTHER INCOME. Interest and other income was $195,000 for the first quarter of fiscal 2002 as compared to $299,000 for the same period in fiscal 2001. The decrease primarily results from less funds being available for investment.

INTEREST EXPENSE. Interest expense was $749,000 and $429,000 during the three month periods ending June 30, 2001 and June 30, 2000, respectively. This increase is a result of increased borrowings of long-term debt.

EQUITY IN LOSSES OF JOINT VENTURE. There was no joint venture loss for the first quarter of fiscal 2001 as the joint venture agreement was converted to a licensing agreement in June, 2001. The loss was $345,000 for the comparable period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

We used $9.3 million net cash for operating activities during the first three months of fiscal year 2002 compared to using $11.0 million during the first three months of fiscal year 2001, a decrease between comparable periods of $1.7 million. The decrease is primarily related to the decrease in manufacturing personnel.

During the three months ended June 30, 2001, we used $2.5 million net cash in investing activities compared to $4.0 million during the three months ended June 30, 2000, a decreased usage of $1.5 million between comparable periods. The difference was the result of a decrease in capital expenditures.

Financing activities provided $11.4 million net cash to us during the first quarter of fiscal year 2002 compared to $12.6 million during the first quarter of fiscal year 2001. This decrease of $1.2 million resulted from a decrease in equity financing in the first quarter of fiscal 2002 compared to fiscal 2001, offset by an increase in borrowings of long-term debt in the first quarter of fiscal 2002.

As a result of the above, our cash and cash equivalent balances declined by $1.2 million during the three months ended June 30, 2001.

We have the ability to utilize a line of credit of up to $20 million secured by investments acquired from West Coast Venture Capital, Inc. As of June 30, 2001, $11.25 million had been utilized on this line of credit.

In June 2001, Carl Berg, one of our directors and principal stockholders, provided us with a financing commitment letter in which he committed, subject to customary conditions, to providing (or causing another person or entity to provide) us with additional financing of up to $20 million during fiscal 2002, in the form of a secured loan, equity investment, or a combination of both.

During fiscal year 1994, we, through our Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board, or IDB, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. We have also received offers from the IDB to receive additional grants. The grants available under the agreement and offers for an aggregate of up to (pound)25.6 million, generally become available over a five-year period through October 31, 2001. As of June 30, 2001, we had received grants aggregating (pound)9.0 million ($12.7 million). The amount of the grants available under the agreement and offers depends primarily on the level of capital expenditures that we make. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the temporary reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the IDB is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the IDB will bring any legal action pursuant to the Letter of Offer. In addition, the payment of approximately $3.0 million, previously anticipated from the IDB, is not expected under the current agreement. We have begun discussion with the IDB to end the current agreement and enter into a new agreement more closely aligned to current business conditions.

As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $16.9 million) in debt or equity financing from us.

We may not be able to meet the requirements necessary to receive and retain grants under the IDB agreement and offers. If we fail to meet the requirements, we will not be able to receive any additional grants and the repayment of existing grants could be accelerated.

At June 30, 2001, we had cash and cash equivalents of $2.5 million. After taking into account our cash and cash equivalents, projected revenues, receipt of funds, and financial commitments, we expect that we will have sufficient financing through fiscal 2002 to complete funding of required capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities, our failure to receive additional IDB grant funds, or an acceleration of the repayment of existing IDB grants. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2002. If we require additional funding, we may not be able to arrange such funding on favorable terms, if at all.

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

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that patent applications we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If we are found to be infringing third party patents, we cannot be certain that we could obtain the necessary licenses for our products on reasonable terms, if at all.

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

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL

At June 30, 2001, we had cash and cash equivalents of $2.5 million and the ability to utilize approximately $5.8 million under a line of credit secured by investments acquired from West Coast Venture Capital, Inc. In addition, in June 2001, Carl Berg provided us with a financing commitment letter pursuant to which he committed, subject to customary conditions, to provide (or cause another person or entity to provide) the Company with additional financing of up to $20 million during fiscal 2002, in the form of a secured loan, equity investment, or a combination of both.

After taking into account our cash and cash equivalents, projected revenues, receipt of funds, and financial commitments, we expect that we will have sufficient financing through fiscal 2002 to complete funding of required capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities, our failure to receive additional IDB grant funds, or an acceleration of the payment of our existing IDB grants. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2002. If we require additional funding, we may not be able to arrange for additional funding on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse effect on our operations and financial condition.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $276,224,000 as of June 30, 2001. We have working capital of $5.8 million as of June 30, 2001, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2002, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

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

BECAUSE OUR BATTERIES ARE PRIMARILY SOLD TO BE INCORPORATED INTO OTHER PRODUCTS, WE RELY ON ORIGINAL EQUIPMENT MANUFACTURERS ("OEMS") AND BATTERY PACK ASSEMBLERS TO COMMERCIALIZE OUR PRODUCTS. WE MAY NOT OBTAIN ADEQUATE ASSISTANCE FROM THESE THIRD PARTIES TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

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

OUR BATTERIES MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN MARKET ACCEPTANCE.

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

WE MUST EFFICIENTLY INTEGRATE THE TELCORDIA ASSETS INTO OUR BUSINESS.

We are a development stage company primarily engaged in acquiring and developing our initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel and acquiring capital. Except for revenues from limited sales of prototype batteries and battery materials, we did not record significant revenues from sales of our products until the first three-month period of fiscal 2001. In December 2000, we acquired the intellectual property assets of Telcordia Technologies, Inc. As a result of the acquisition of these intellectual property assets, we significantly increased the role of licensing in our business activities. Our future operating results could be affected by a variety of factors including:

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

OUR BATTERIES CONTAIN POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

In the event of a short circuit or other physical damage to a battery, a reaction may result with excess heat or a gas being generated and released. If the heat or gas is not properly released, the battery may be flammable or potentially explosive. Our batteries that were based on an earlier technology, have, in the past, smoked, caught fire and vented gas. We could, therefore, be exposed to possible product liability litigation. In addition, our batteries incorporate potentially dangerous materials, including lithium. It is possible that these materials may require special handling or that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Other battery manufacturers using technology similar to ours include special safety circuitry within the battery to prevent such a dangerous condition. We expect that our customers will have to use a similar type of circuitry in connection with their use of our products.

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

As of June 30, 2001, our officers, directors, and their affiliates as a group beneficially owned approximately 17.1% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 45,535,639 shares of common stock as of June 30, 2001. In addition, we have filed registration statements on Form S-8 under the Securities Act that cover 1,414,526 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has long-term debt, in the form of three building mortgages, one of which has a balloon payoff in calendar 2001. One note bears interest at a fixed rate of 10.4%, the second note bears interest at an annually adjustable published interest rate index (7.375% at June 30, 2001), and the third note bears interest at an adjustable rate (7.25% at June 30, 2001). The Company also has long-term debt in the form of a loan, which matures in August 2002, to a stockholder at a fixed interest rate of 9% and a line of credit from the same stockholder, which matures in January 2006, at a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for the Company's long-term debt.

                        2002        2003        2004        2005        2006      THEREAFTER    TOTAL
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                          (dollars in thousands)
Liabilities:
Fixed rate debt:         $1,230     $14,245                             $11,250                 $26,725
Variable rate debt          288         584        $626        $670         717      $4,068       6,953


Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. At June 30, 2001, the weighted average interest rate on the Company's long-term debt is 8.38%.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        In April 2001, the Company received notification that twenty-one former employees of the Mallusk, Northern Ireland facility filed claims against the Company alleging breach of contract and lack of consultation prior to termination due to the reduction in force in March 2001 at the facility. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Company is currently assessing the merit of such claims at this time. The Company does have a defense and will contest the claims.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                     VALENCE TECHNOLOGY, INC.
                                     (Registrant)


Date: August 14, 2001                By:   /s/ Stephan B. Godevais
                                         --------------------------------------
                                            Stephan B. Godevais
                                            President, Chief Executive Officer


                                     By:   /s/ Tom Concialdi
                                         --------------------------------------
                                            Tom Concialdi
                                            Controller, Chief Accounting Officer