Form 10-Q
period 2001-09-30
VALENCE TECHNOLOGY INC
filed 2001-11-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                77-0214673
  --------------------------------       ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


               6504 Bridge Point Parkway, Suite 415, Austin, Texas
                                      78730
            ---------------------------------------------------------
              (Address of principal executive offices including zip
                                      code)


                                 (512) 527-2900
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


                  301 Conestoga Way, Henderson, Nevada 89015
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock $0.001 par value                    45,552,310
      -----------------------------       -----------------------------------
                 (Class)                  Outstanding as of September 30,2001

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                             (Companies in the development stage)

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001




                                      INDEX

                                                                           PAGES

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           September 30, 2001 and March 31, 2001..............................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the period from March 3, 1989
           (date of inception) to September 30, 2001 and for each
           of the three and six month periods ended September 30, 2001 and September 30, 2000.............................................4

           Condensed Consolidated Statements of Cash Flows for the
           period from March 3, 1989 (date of inception) to September 30,
           2001 and for each of the six month periods ended September 30,
           2001 and September 30, 2000........................................5

           Notes to Condensed Consolidated Financial Statements...............6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........26


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................27

SIGNATURE  ..................................................................28

                          VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
                               (a development stage company)
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands)
                                                                      SEPTEMBER 30,      MARCH 31,
                                                                           2001             2001
                                                                      -------------     ------------
                                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $       924       $    3,755
     Short term investments                                                    327            5,133
     Accounts receivable                                                     1,833            4,889
     Inventory                                                               3,892            4,825
     Prepaid and other current assets                                        1,125              901
                                                                       ------------      -----------
Total current assets                                                         8,101           19,503

Long term investments                                                       17,206           12,554
Property, plant and equipment, net                                          32,086           29,988
Intellectual property, net                                                  24,730           25,690
                                                                       ------------      -----------
Total assets                                                                82,123           87,735
                                                                       ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                      16,371            1,686
     Accounts payable                                                        2,497            5,759
     Accrued expenses                                                        4,136            2,977
     Grant payable                                                           1,773            1,713
     Accrued compensation                                                      705              648
                                                                       ------------      -----------
Total current liabilities                                                   25,482           12,783

Deferred revenue                                                                 -            2,500
Long-term debt, less current portion                                         6,285            4,568
Long-term debt to stockholder                                               16,860           16,083
                                                                       ------------      -----------
Total liabilities                                                           48,627           35,934

Commitments and contingencies (Note 9)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series B, $0.001 par value, issued and outstanding:
       0 and 3,500 shares at September 30, 2001 and
       March 31, 2001, respectively                                              -            2,736

Stockholders' equity:
Common stock, $0.001 par value, authorized: 100,000,000 shares, issued and outstanding: 45,552,310 and 44,421,974 shares
     at September 30, 2001 and March 31, 2001, respectively                     46               44
Additional paid-in capital                                                 328,132          325,103
Notes receivable from stockholder                                           (4,862)          (4,862)
Deficit accumulated during the development stage                          (286,331)        (267,083)
Accumulated other comprehensive income (loss)                               (3,489)          (4,137)
                                                                       ------------      -----------
Total stockholders' equity                                                  33,496           49,065

      Total liabilities, mandatorily redeemable convertible
         preferred stock and stockholders' equity                      $    82,123       $   87,735
                                                                       ============      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
                          (a development stage company)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                             PERIOD FROM
                                             MARCH 3, 1989
                                                (DATE OF           THREE MONTHS ENDED               SIX MONTHS ENDED
                                             INCEPTION) TO     ----------------------------   ------------------------------
                                             SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                2001             2001            2000            2001             2000
                                             -------------    -----------    ------------    -------------    -------------
Revenue:
Research and development contracts           $     21,605     $        -     $         -     $          -     $          -
License and royalty revenue                         3,678             45               -            2,178
Battery and laminate sales                          9,916            482           2,101            1,207            4,101
                                             -------------    -----------    ------------    -------------    -------------
           Total revenue                           35,199            527           2,101            3,385            4,101

Cost of Sales                                      24,461          1,534           5,408            4,336            9,409
   IDB revenue grant                               (1,191)             -          (1,927)              -            (1,927)
                                             -------------    -----------    ------------    -------------    -------------
           Net cost of sales                       23,270          1,534           3,481            4,336            7,482
Gross Margin                                       11,929         (1,007)         (1,380)            (951)          (3,381)

Costs and expenses:
Research and product  development                 114,496          2,282           1,928            4,502            3,961
Marketing                                           6,098            651             258            1,084              360
General and administrative                         69,491          3,163           2,835            6,763            4,977
Write-off in-process technology                     8,212              -               -                -                -
Write-off investment in Danish subsidiary           3,489              -               -                -                -
Factory start-up costs                              3,171              -               -                -                -
One-time social charge                                333              -               -                -                -
Special charges                                    18,872              -               -                -                -
Depreciation and amortization                      50,679          2,463           2,740            4,853            5,233
                                             -------------    -----------    ------------    -------------    -------------
           Total costs and expenses               274,841          8,559           7,761           17,202           14,531
                                             -------------    -----------    ------------    -------------    -------------
Operating loss                                   (262,912)        (9,566)         (9,141)         (18,153)         (17,912)

Cost to settle stockholder lawsuit                (30,061)
Loss on disposal of assets                           (147)          (147)              -             (147)               -
Interest and other income                          20,042            504             415              699              714
Interest expense                                  (10,753)          (898)           (524)          (1,647)            (953)
Equity in loss of joint venture                    (2,500)            -               -                -              (345)
                                             -------------    -----------    ------------    -------------    -------------
Net loss                                     $   (286,331)       (10,107)         (9,250)         (19,248)         (18,496)
Beneficial conversion feature
  on preferred stock                                                  -              (52)              -              (105)
                                                              -----------    ------------    -------------    -------------
Net loss available to common stockholders                     $  (10,107)    $    (9,302)    $    (19,248)    $    (18,601)

Other comprehensive loss:
    Net loss                                                     (10,107)         (9,302)         (19,248)         (18,601)
Change in foreign currency
translation adjustments                                              831          (1,276)             648           (3,532)
                                                              -----------    ------------    -------------    -------------
         Comprehensive loss                                   $   (9,276)    $   (10,578)    $    (18,600)    $    (22,133)

Net loss per share available to
common stockholders                                           $    (0.22)    $     (0.25)    $      (0.42)    $      (0.50)
                                                              ===========    ============    =============    =============
Shares used in computing net loss
per share available to common
stockholders, basic and diluted                                   45,549          37,811           45,448           37,334
                                                              -----------    ------------    -------------    -------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                      PERIOD FROM
                                                                      MARCH 3, 1989
                                                                        (DATE OF                SIX MONTHS ENDED
                                                                      INCEPTION) TO     --------------------------------
                                                                      SEPTEMBER 30,      SEPTMBER 30,      SEPTEMBER 30,
                                                                           2001             2001               2000
                                                                     ---------------    --------------     -------------
Cash Flows from operating activities:
  Net Loss                                                            $ (286,331)        $ (19,248)        $ (18,496)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                                           50,679             4,853             5,233
  Accretion of debt discount                                               1,617               325               326
  Write-off property and equipment                                        15,545               155                 -
  Write-off in-process technology                                          6,211                 -                 -
  Compensation related to the issuance of stock options                    4,089               198                 -
  Non-cash charge related to acquisition of Danish subsidiary              2,245                 -                 -
  Non-cash charge from settlement of stockholder lawsuit                  29,450                 -                 -
  Equity in losses of joint venture                                        2,500                 -               345
  Changes in assets and liabilities:                                           -                 -                 -
     Accounts receivable                                                    (866)            3,086            (1,863)
     Prepaid expenses and other current assets                            (2,005)             (216)            1,008
     Inventory                                                            (3,879)              947            (2,668)
     Accounts payable                                                      3,339            (2,966)           (2,142)
     Accrued liabilities                                                  (1,365)              803             1,311
     Grant receivable                                                          -                 -            (1,926)
     Deferred revenue                                                          -            (2,500)                -
                                                                      -----------        ----------        ----------
  Net cash used in operating activities                                 (178,771)          (14,563)          (18,872)

Cash flows from investing activities:
  Purchase of investments                                               (665,789)                -                 -
  Proceeds from investments                                              661,699               154                 -
  Capital expenditures                                                   (98,659)           (5,293)           (8,544)
  Proceeds from disposal of property and equipment                         1,269                 -                 -
  Other                                                                     (222)                -                 -
                                                                      -----------        ----------        ----------
             Net cash used in investing activities                      (101,702)           (5,139)           (8,544)

Cash flows from financing activities:
  Property and equipments grants                                          12,243                 -                 -
  Acquisition of West Coast Venture Capital Assets                        11,949                 -                 -
  Proceeds from issuance of long-term debt                                37,630             2,126                 -
  Proceeds from long-term debt to stockholder                              8,687            14,860                 -
  Principal payments on long-term debt                                   (14,210)             (358)             (297)
  Proceeds from the issuance of common stock and warrants,
     net of issuance costs                                               214,955                95            13,369
  Proceeds from the issuance of preferred stock, Series A,
     net of issuance costs                                                 7,075                 -                 -
  Proceeds from the issuance of preferred stock, Series B,
     net of issuance costs                                                 7,125                 -                 -
                                                                      -----------        ----------        ----------
             Net cash provided by financing activities                   285,454            16,723            13,072
Effect of foreign exchange rates on cash and cash equivalents             (4,057)              148            (1,361)
                                                                      -----------        ----------        ----------
Increase (decrease) in cash and cash equivalents                             924            (2,831)          (15,705)
Cash and cash equivalents, beginning of period                                 -             3,755            24,556
                                                                      -----------        ----------        ----------
Cash and cash equivalents, end of period                              $      924         $     924         $   8,851
                                                                      ===========        ==========        ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                        (Companies in development stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries (the "Company") as of September 30, 2001, its consolidated results of operations for the period from March 3, 1989 (date of inception) to September 30, 2001 and for each of the three and six month periods ended September 30, 2001 and September 30, 2000, and the consolidated cash flows for each of the six month periods ended September 30, 2001 and September 30, 2000, and for the period from March 3, 1989 (date of inception) to September 30, 2001. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. The results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The year-end condensed consolidated balance sheet data as of March 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        The Company is in the development stage as of September 30, 2001. Successful completion of the Company's development program and, ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.


2.      BUSINESS

        The Company is a leader in the development and commercialization of lithium-ion polymer rechargeable batteries. The Company was founded as a research and development organization focused on lithium-ion technology, and it holds more than 790 issued and pending patents worldwide. The Company's strategy includes the introduction of its "next generation" phosphate-based chemistry; a balance of licensing and system sales; and a manufacturing plan that leverages internal capabilities as well as OEM relationships.


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        RECLASSIFICATIONS:

        Certain reclassifications have been made to prior period financial statements to conform to the current presentation. Such reclassifications had no effect on the results of operations or stockholder's equity.

        CASH AND CASH EQUIVALENTS:

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are on deposit in multiple banks and with an investment counsel, and are primarily comprised of money market funds and government securities.

        ACCOUNTS RECEIVABLE:

        Accounts receivable consists of amounts due from customers, interest due on cash balances and notes receivable, and Value Added Tax ("VAT") refunds pertaining to purchases made by the Company's Northern Ireland facility. The Company periodically reviews its receivable balances in order to determine an allowance for potential credit losses. No allowance for credit losses was deemed necessary during the three months ended September 30, 2001. Accounts receivable is comprised of the following (in thousands):

                                              SEPTEMBER 30,      MARCH 31,
                                                   2001            2001
                                              -------------     ------------
        Trade receivables                     $       605       $    2,956
        Allowance for credit losses                   (65)               -
        Interest receivable                           990              851
        VAT receivable                                303            1,082
                                              ------------      ------------
            Total                             $     1,833       $    4,889
                                              ============      ============

        INVENTORIES:

        Inventories are stated at the lower of cost or market. The Company utilizes the first-in, first-out ("FIFO") inventory method.

        Inventories are comprised of the following (in thousands):

                                              SEPTEMBER 30,      MARCH 31,
                                                   2001            2001
                                              -------------     ------------
        Raw materials                         $      2,612      $     3,295
        Work-in-process                              1,280            1,530
                                              -------------     -------------
        Total                                 $      3,892      $     4,825
                                              =============     =============

        INVESTMENTS:

        The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt Securities. Under SFAS No. 115, the Company currently classifies its securities as held-to-maturity. Held-to-maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, which approximates fair value. Dividends and interest earned are recognized in the period earned.

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

        DEPRECIATION AND AMORTIZATION:

        Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, generally three to six years. Building improvements are amortized over the lesser of their estimated useful life, generally five years, or the remaining lease term. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

        LONG-LIVED ASSETS:

        The Company assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the difference between the amount of the discounted cash flows and the carrying amount of the asset. The Company had no impairment losses for the three-month period ended September 30, 2001.

        INTELLECTUAL PROPERTIES:

        Intellectual properties acquired consist of patents and are recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the average remaining lives of the patents, which is 13.67 years. Intellectual properties developed in-house are expensed as incurred.

        REVENUE RECOGNITION:

        Revenue from battery and laminate sales is recognized when the sale is complete, generally upon shipment to the customer. License and royalty revenue are recognized when all of the following criteria are met:

        o       Persuasive evidence of an arrangement exists,

        o       Delivery has occurred or services have been rendered,

        o       Seller's price to the buyer is fixed and determinable, and

        o       Collectibility is reasonably assured.

        DEFERRED REVENUE:

        Deferred revenue related to payments received from the Company's joint venture partner in Hanil Valence Co., Ltd. See Note 8, Joint Venture Agreement.

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

        BASIC EARNINGS PER SHARE:

        Basic Earnings (Loss) per Share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted earnings per share is similar to basic earnings per share except that it is based on the weighted average number of common and potentially dilutive shares from dilutive stock options and warrants to purchase common stock outstanding during each period. The dilutive effect of options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. Shares excluded from the calculation of diluted earnings per share, as their effect was antidilutive were 6,686,939 and 5,272,302 for the three and six-month periods ended September 30, 2001 and September 30, 2000, respectively.

4.      INVESTMENTS:

        During the fourth quarter of fiscal 2001, the Company completed the acquisition of the assets of West Coast Venture Capital, Inc., which included investment equivalent instruments, in the form of mortgage assets. These instruments have a value of $17.5 million as of September 30, 2001 and are presented as short-term investments of $0.3 million and long-term investments of $17.2 million on the balance sheet depending upon scheduled maturity. The mortgages have maturities ranging from 2001 to 2028. The investments are classified as held-to-maturity securities and are recorded at amortized cost, which approximates fair value.

5.      LONG-TERM DEBT (IN THOUSANDS):

                                               September 30,     March 31,
                                                   2001            2001
                                               -------------    -----------
        Facility loans                           $ 8,248          $ 6,254
        Less amounts due within one year          (1,963)          (1,686)
                                               -------------     ---------
        Long-term debt due after one year        $ 6,285          $ 4,568
                                               =============     =========

FACILITY LOANS:

During fiscal 1995, a bank provided the Company a $2,500,000 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan of $1,189,000 at September 30, 2001 bears interest at 10.4% and is collateralized by the related building. The Company makes monthly principal payments of $14,000 plus accrued interest through November 2001, and a final principal payment of $1,161,000 is due December 2001.

In April 2000, the Company obtained a 15-year facility loan for its Northern Ireland main factory building. The loan is payable in equal monthly principal payments of $20,000 plus accrued interest. This facility term loan bears interest at an adjustable rate (6.875% during the three-month period ended September 30, 2001) on the outstanding principal. The outstanding principal balance as of September 30, 2001 was $2,381,000. In August 2000, the Company borrowed an additional $2,874,000 for the construction of a factory extension. The terms on the factory extension loan are essentially the same as the main factory loan. The outstanding principal balance as of September 30, 2001 was $2,598,000.

In May 2001, the Company obtained an additional building, adjacent to the existing Northern Ireland facility, for a purchase price of $2,090,000. This 10-year facility term loan bears interest at an adjustable interest rate (6.50% at September 30, 2001) on the outstanding principal. The Company makes monthly principal payments of $24,000 plus accrued interest. The outstanding principal balance as of September 30, 2001 was $2,080,000. The related building is collateral for the loan.

Principal payments on facility loans at September 30, 2001 are due as follows (in thousands):

                        FISCAL YEAR                     LOANS
                --------------------------            ---------
                    Remainder of 2002                  $ 1,576
                           2003                            774
                           2004                            774
                           2005                            774
                           2006                            774
                        Thereafter                       3,576
                                                      ---------
                                                       $ 8,248
                                                      =========

6.      DEBT TO STOCKHOLDER:


                                                SEPTEMBER 30,       MARCH 31,
                                                    2001              2001
                                                --------------     ------------
                                                        (in thousands)
                  Loan balance                       $14,950          $14,950
                  Line of credit balance              16,860            2,000
                  Unaccreted debt discount              (542)            (867)
                                                --------------     ------------
                  Balance                            $31,268          $16,083
                                                ==============     ============


        In July 1998, the Company entered in to an amended loan agreement with a stockholder and director which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the loan agreement was amended to increase the maximum amount to $15,000,000. As of September 30, 2001, the Company had an outstanding balance of $14,950,000 under the loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at September 30, 2001) and is available through August 30, 2002. As of September 30, 2001, accrued interest on the loan totaled $2,734,984, which is included in accrued expenses.

        In conjunction with the amended loan agreement in fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of September 30, 2001, a total of $1,616,529 has been accreted. The amounts charged to interest expense for the three-month periods ended September 30, 2001 and September 30, 2000 were $162,636 for each period.

        During June 2000 the Company entered into a private placement funding arrangement with Carl E. Berg, a principal stockholder and director of the Company, for an equity investment commitment totaling $12.5 million. On February 13, 2001, the Company replaced this $12.5 million commitment from Mr. Berg with the acquisition of approximately $30.0 million of assets from West Coast Venture Capital, Inc. consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of the Company's common stock. The investment instruments have maturities that run from less than one year to over ten years. In February 2001, Mr. Berg provided a line of credit in the amount of up to $20 million secured by the investment instruments. The line of credit bears interest at the rate 8%. All accrued interest and unpaid principal is payable on or before January 31, 2006. As of September 30, 2001, a total of $16,860,000 had been drawn on this line of credit.

7.      STOCKHOLDERS' EQUITY:

        MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

        In April 2001, investors in the Series B Mandatorily Redeemable Convertible Preferred Stock elected to convert 3,500 shares into 1,109,512 shares of the Company's common stock.

8.      JOINT VENTURE AGREEMENT:

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

9.      COMMITMENTS AND CONTINGENCIES:

        LITIGATION:

        The Company received notification that 28 former employees of the Mallusk, Northern Ireland facility filed claims against the Company in connection with the reduction in work force at the facility in March 2001. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Tribunal scheduled a hearing for November 23, 2001 after which the Company expects to be able to estimate potential losses, if any, associated with the claims. At this time the Company contests the claims and plans to defend its position.

        IDB GRANTS:

        Resulting from the reduction of Northern Ireland manufacturing activity at the end of the fiscal year ended March 31, 2001, the employment levels specified by the IDB have not been maintained. Consequently, the Company is in default of its agreement with the IDB. The IDB is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, Management does not believe that the IDB will bring any legal action pursuant to the Letter of Offer. Management has begun discussions with the IDB to end the current agreement and enter into a new agreement more closely aligned to current business conditions. Although it is unlikely, the IDB could demand repayment of a portion of the total amounts received, which include revenue grants of $ 1.2 million and equipment grants of $ 12.2 million.

10.     SEGMENT INFORMATION:

        The Company conducts its business in two operating segments and uses only one measurement of profitability. During the first two quarters of fiscal 2002, the Company recorded battery and laminate sales of $1.2 million and license and royalty fees of $2.2 million. If the licensing and royalty revenue grows as a percentage of total sales, the Company will separate the revenue and related costs.

        Long-lived asset information by geographic area at September 30, 2001 and March 31, 2001 is as follows (in thousands):

                                                              September 30,      March 31,
                                                                   2001            2001
                                                              -------------    -----------
               United States                                    $  4,624         $  4,741
               International (primarily Northern Ireland)         27,462           25,247
                                                              -------------    -----------
               Total long-lived assets                          $ 32,086         $ 29,988
                                                              =============    ============

        Revenues by geographic area for the six-month periods ended September 30, 2001 and September 30, 2000 are as follows (in thousands):

                                                              September 30,    September 30,
                                                                   2001            2000
                                                              -------------    -------------
               United States                                     $ 1,570         $ 2,285
               International                                       1,815           1,816
                                                              -------------    -----------
               Total long-lived assets                           $ 3,385         $ 4,101
                                                              =============    ============


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

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141, "BUSINESS COMBINATIONS" AND NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for other intangible assets from an amortization method to an impairment-only approach. Management is required to adopt the new method of accounting for goodwill and other intangible assets on April 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, Management must reassess the useful lives of our intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet determined the impact of this standard on the Company's future intangible asset amortization expense.

        In June 2001, the FASB issued SFAS No.143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No.143 is effective for all financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on April 1, 2002.

        In August 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which address the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No.144 is effective for all financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on April 1, 2002.

12.     SUPPLEMENTAL CASH FLOW INFORMATION

        In April 2001, investors in the Series B Mandatorily Redeemable Convertible Preferred Stock elected to convert 3,500 shares into 1,109,512 shares of the Company's common stock, resulting in a non-cash transaction of $2.7 million.

13.     SUBSEQUENT EVENTS:

        In October 2001, the Company entered into loan agreement with Berg & Berg Enterprises, LLC ("Berg & Berg"). Under the terms of the agreement, Berg and Berg agreed to advance Valence funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the loans will accrue at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. In conjunction with the loan agreement, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants will be recorded at their fair value using the Black Scholes valuation method at the time of issuance. The fair value of these warrants will be reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. The results for the three month and six month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002.

DEVELOPMENT STAGE

The Company continues to consider itself a development stage company as it has not sustained consistent revenues from its existing products and has developed a new chemistry to be included in its manufacturing process. The Company expects to remain a development stage company until it achieves significant revenue from internal manufacturing capabilities, external OEM relationships or license agreements. The Company expects to begin to recognize significant revenues from its new chemistry by the first or second quarter of fiscal 2003.

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first quarter of fiscal 2001, the Company recorded its first significant commercial sales. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. Substantially all revenues prior to the first quarter of fiscal 2001, have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation, which expired in May 1998. The Company has incurred cumulative losses of $ 286 million from its inception to September 30, 2001.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 (SECOND QUARTER OF FISCAL
2002) AND SEPTEMBER 30, 2000 (SECOND QUARTER OF FISCAL 2001).

REVENUE

Revenue from battery and laminate sales totaled $0.5 million for the three-month period ended September 30, 2001. For the corresponding period of fiscal 2001, revenue from battery and laminate sales totaled $2.1 million. This decrease is the result of the strategic shift from battery and laminate sales to licensing and royalty revenues subsequent to the acquisition of technology rights from Telcordia Technologies, Inc. in December 2000. Licensing and royalty revenue totaled $45,000 for the three-month period ended September 30, 2001. There were no licensing or royalty revenues during the corresponding period of fiscal 2001.

Revenue from battery and laminate sales for the six-month period ended September 30, 2001 totaled $1.2 million compared to $4.1 million during the corresponding period during fiscal 2001. The decrease results from the depletion of the sales order backlog due to the strategic shift to licensing as discussed above. For the six-month period ended September 30, 2001 licensing and royalty revenues totaled $2.2 million, of which $1.6 million related to the conversion of the Hanil Joint Venture to a license agreement. There were no license or royalty revenues during the six-month period ended September 30, 2000.

COST OF SALES

Net cost of sales for the three-month period ended September 30, 2001 was $1.5 million. The net cost of sales in the same period in fiscal 2001 was $3.4 million. Net cost of sales for the six-month period ended September 30, 2001 were $4.3 million compared to $7.5 million recorded during the same period in fiscal 2001. The substantial decrease in fiscal 2002 results from the reduction in battery and laminate production, personnel and continued automation improvements in our manufacturing facility.

RESEARCH AND PRODUCT DEVELOPMENT

Research and development expenses were $2.3 million and $1.9 million for the three-month period ended September 30, 2001 and 2000, respectively. During the six-month period ended September 30, 2001 and 2000, research and development expense was $4.5 million and $4.0 million, respectively. The increased expenditures during fiscal 2002 resulted from product development initiatives associated with the phosphate chemistry and systems engineering.

MARKETING

Marketing expenses were $0.7 million and $0.3 million for the three-month period ended September 30, 2001 and 2000, respectively. During the six-month period ended September 30, 2001 and 2000, marketing expenses were $1.1 million and $0.4 million, respectively. The increased expenditures during fiscal 2002 resulted from increased personnel and outsourced services.

GENERAL AND ADMINISTRATIVE

General and administrative expense was $3.2 million and $2.8 million for the three-month period ended September 30, 2001 and 2000, respectively. The increase between comparable periods is due primarily to relocating the corporate office to Austin, Texas and legal costs associated with a patent review program.

For the six-month period ended September 30, 2001, general and administrative expense was $6.7 million compared to $5.0 million recorded during the six-month period ended September 30, 2000. The increase between comparable periods is due primarily to increased legal cost associated with patent reviews, increased recruiting efforts, severance packages, and relocation of the coporate office to Austin, Texas.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $2.5 million and $2.7 million for the three-month period ended September 30,2001 and 2000, respectively. The decrease between periods was the result of the full amortization or disposal of certain assets prior to and during the three-month period ended September 30, 2001.

For the six-month period ended September 30, 2001, depreciation and amortization expense was $4.9 million compared to $5.2 million recorded during the same period in fiscal 2001. The decrease between periods results from full amortization or disposal of certain assets prior to and during the six-month period ended September 30, 2001.

INTEREST AND OTHER INCOME

Interest and other income was $0.5 million for the six-month period ended September 30, 2001 as compared to $0.4 million for the same period in fiscal 2001. The increase primarily results from interest earned on the investments acquired from West Coast Venture Capital in February 2001.

INTEREST EXPENSE.

Interest expense was $0.9 million and $0.5 million during the three month periods ending September 30, 2001 and September 30, 2000, respectively. This increase is a result of increased borrowings from stockholder.

For the six-month period ended September 30, 2001, interest expense was $1.6 million compared to $1.0 million recorded during the same period in fiscal 2001. The increased expense resulted from increase borrowings from stockholder and other increases in debt balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $14.6 million net cash from operating activities during the first six months of fiscal year 2002 compared to using $18.9 million during the first six months of fiscal year 2001. The cash used in our fiscal 2002 operating activities was primarily due to net loss and the add back of non-cash expenses, including depreciation and amortization, write-off of inventory, write-off of accounts receivable, write-off of property and equipment, accretion of debt discount, and compensation related to issuance of stock options.

During the six months ended September 30, 2001, the Company used $5.1 million net cash from investing activities compared to $8.5 million during the six months ended September 30, 2000, a decreased usage of $3.4 million between comparable periods. The difference was primarily comprised of a decrease in capital expenditures.

The Company provided $16.7 million net cash from financing activities during the second quarter of fiscal year 2002 compared to $13.1 million during the second quarter of fiscal year 2001. This increase of $3.6 million resulted primarily from increased long-term borrowing in fiscal year 2002.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $2.8 million during the six months ended September 30, 2001, whereas it had a net decrease in cash and cash equivalents of $15.7 million during the six months ended September 30, 2000.

At September 30, 2001, we had cash and cash equivalents of $0.9 million and the ability to utilize approximately $0.6 million under a line of credit secured by investments acquired from West Coast Venture Capital, Inc. In addition, the Company entered into a loan agreement on October 5, 2001 with Berg & Berg Enterprises, LLC ("Berg & Berg"), an affiliate of Mr. Carl Berg, a director and stockholder in the Company. Under the terms of the agreement, Berg and Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the loans will accrue at 8.0% per annum and all outstanding amounts with respect to the loans are due and payable on September 30, 2005.

During fiscal year 1994, the Company, through our Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the "IDB"), to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The grants available under the agreement and offers for an aggregate of up to (pound)25.6 million, generally became available over a five-year period through October 31, 2001. As of September 30, 2001, we had received grants aggregating (pound)9.0 million ($12.7 million). The amount of the grants available under the agreement and offers depends primarily on the level of capital expenditures that we make. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the temporary reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the IDB is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the IDB will bring any legal action pursuant to the Letter of Offer. We have begun discussion with the IDB to end the current agreement and enter into a new agreement more closely aligned to current business conditions. As a condition to receiving funding from the IDB, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $16.9 million) in debt or equity financing from the Company.

We may not be able to meet the requirements necessary to retain grants under the IDB agreement. Although it is unlikely, the IDB could demand repayment of a portion of the total amounts received, which include revenue grants of $ 1.2 million and equipment grants of $ 12.2 million. At September 30, 2001, we had cash and cash equivalents of $0.9 million. After taking into account our cash and cash equivalents, projected revenues, receipt of funds, and financial commitments, we expect that we will have sufficient financing through fiscal 2002 to complete funding of required capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities, or a request for repayment of our existing IDB grants. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2002. If we require additional funding, we may not be able to arrange such funding on favorable terms, if at all.


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

                          RISKS RELATED TO OUR BUSINESS

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL.

At September 30, 2001, we had cash and cash equivalents of $0.9 million and the ability to utilize approximately $0.6 million under a line of credit secured by investments acquired from West Coast Venture Capital, Inc. In addition, the Company entered into a loan agreement with Berg & Berg Enterprises, LLC, an affiliate of Mr. Carl Berg, a director and stockholder in the Company. Under the terms of the agreement, Berg and Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the loans will accrue at 8.0% per annum and all outstanding amounts with respect to the loans are due and payable on September 30, 2005.

After taking into account our cash and cash equivalents, projected revenues, receipt of funds, and financial commitments, we expect that we will have sufficient financing through fiscal 2002 to complete funding of required capital expansion, research and product development, marketing, general and administrative expenses and the costs of integrating the Telcordia licensing activities. Our cash requirements, however, may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities, or a request for repayment of our existing IDB grants. In such event, we may need to raise additional funding through debt or equity financing through fiscal 2002. If we require additional funding, we may not be able to arrange for additional funding on favorable terms, if at all. If we need capital and cannot raise additional funds, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, all of which may have a material adverse effect on our operations and financial condition.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE OR OUR CUSTOMERS ARE UNABLE TO GAIN MARKET ACCEPTANCE FOR THE "NEXT GENERATION" BATTERIES WE DEVELOP AND MANUFACTURE.

We are researching and developing "next generation" batteries based upon phosphate-chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success is dependent on the acceptance of our batteries and the products using our batteries in their markets. Market acceptance may depend on a variety of factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we or our customers are unable to gain any significant market acceptance for the phosphate based batteries we plan to develop and manufacture, our business will be adversely affected. It is too early to determine if phosphate based batteries will achieve significant market acceptance.

WE ARE IN THE EARLY STAGES OF MANUFACTURING, AND OUR FAILURE TO DEVELOP THE ABILITY TO EFFICIENTLY MANUFACTURE BATTERIES IN COMMERCIAL QUANTITIES WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. Until recently, batteries with our new phosphate chemistry had only been manufactured on our pilot manufacturing line, which is able to produce prototype batteries in quantities sufficient to enable customer sampling and testing and product development. Our manufacturing facilities will require additional development to enable us to produce batteries cost-effectively, according to customer specifications and on a commercial scale. To facilitate commercialization of our products, we will need to reduce our manufacturing costs. This includes being able to substantially raise and maintain battery yields of commercial quality in a cost-effective manner. If we fail to substantially increase yields of our batteries and reduce unit-manufacturing costs, we will not be able to offer our batteries at a competitive price, and we will lose our current customers and fail to attract future customers.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $286 million as of September 30, 2001. We have working capital of negative $17.5 million as of September 30, 2001, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2002, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

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

THE FACT THAT WE DEPEND ON A SOLE SOURCE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS FOR KEY RAW MATERIALS MIGHT DELAY OUR PRODUCTION OF BATTERIES.

We depend on a sole source supplier or a limited number of suppliers for our anode, or negative electrode, raw material, and other key raw materials used in manufacturing and developing our batteries. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. We have in the past experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers, and if in the future we are unable to obtain high quality raw materials in sufficient quantities and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

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

We expect that international sales and licensing royalties (and other licensing revenues) will represent an increasingly significant portion of our sales. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

As of September 30, 2001, our officers, directors, and their affiliates as a group beneficially owned approximately 17.1% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 45,552,310 shares of common stock as of September 30, 2001. In addition, we have filed registration statements on Form S-8 under the Securities Act that cover 1,414,526 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD IMPAIR OUR STOCK PRICE.

Sales of a substantial number of shares of common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. This offering will result in additional shares of our common stock being available on the public market. These factors could also make it more difficult to raise funds through future offerings of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has long-term debt, in the form of four building mortgages, one of which has a balloon payoff in calendar 2001. One note bears interest at a fixed rate of 10.4%, the second and third notes bear interest at an annually adjustable published interest rate index (6.875% at September 30, 2001), and the fourth note bears interest at an adjustable rate (6.5% at September 30, 2001). The Company also has long-term debt in the form of a loan, which matures in August 2002, to a stockholder at a fixed interest rate of 9% and a line of credit from the same stockholder, which matures in January 2006, at a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for the Company's long-term debt.

                        2002      2003      2004      2005      2006    THEREAFTER    TOTAL
                      --------  --------  --------  --------  --------  ----------   --------
                                               (dollars in  thousands)
Liabilities:
Fixed rate debt:       $1,189   $14,950                        $16,860                $32,999
Variable rate debt        387       774      $774      $774        774    $3,576        7,059

Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. At September 30, 2001, the weighted average interest rate on the Company's long-term debt is 8.23%. An increase or decrease in interest rates would affect the interest costs relating to the Company's variable interest rate debt.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


        The Company received notification that 28 former employees of the Mallusk, Northern Ireland facility filed claims against the Company in connection with the reduction in work force in March 2001 at the facility. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Tribunal has set a hearing for November 23, 2001 at which time the Company expects to be able to estimate any potential losses associated with the claims. At this time the Company contests the claims and plans to defend its position.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   None.

        b. The Company filed a report on Form 8-K on August 30, 2001 relating to two press releases published August 23, 2001 announcing the Company's new business strategy and the appointment of two new officers.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       VALENCE TECHNOLOGY, INC.
                                       (Registrant)


Date: November 14, 2001                 By: /s/ Stephan B. Godevais
                                            -----------------------------------
                                            Stephan B. Godevais
                                            President, Chief Executive Officer


                                        By: /s/ Kevin Mischnick
                                            -----------------------------------
                                            Kevin Mischnick
                                            Vice-President Finance