Form 10-Q
period 2001-12-31
VALENCE TECHNOLOGY INC
filed 2002-02-19
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

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



            --------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $0.001 par value                      45,552,310
------------------------------------       -----------------------------------
            (Class)                        Outstanding as of December 31, 2001

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (Companies in the development stage)

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2001


                                      INDEX

                                                                          PAGES

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           December 31, 2001 and March 31, 2001...............................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the period from March 3, 1989
           (date of inception) to December 31, 2001 and for each
           of the three-month and nine-month periods ended
           December 31, 2001 and December 31, 2000............................4

           Condensed Consolidated Statements of Cash Flows for
           the period from March 3, 1989 (date of inception) to
           December 31, 2001 and for each of the nine-month periods
           ended December 31, 2001 and December 31, 2000......................5

           Notes to Condensed Consolidated Financial Statements...............6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........28


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................28

  Signature..................................................................28

                   VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
                         (a development stage company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                                                 DECEMBER 31, 2001    MARCH 31, 2001
                                                                 -----------------    --------------
                                                                    Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                    $    1,094            $   3,755
     Short term investments                                                -                5,133
     Accounts receivable                                               2,302                4,889
     Inventory                                                         3,118                4,825
     Prepaid and other current assets                                  1,621                  901
                                                                  -----------           ----------
Total current assets                                                   8,135               19,503

Long term investments                                                 17,533               12,554
Property, plant and equipment, net                                    14,069               29,988
Intellectual property, net                                            11,602               25,690
                                                                  -----------           ----------
Total assets                                                          51,339               87,735
                                                                  ===========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                   774                1,686
     Accounts payable                                                  1,742                5,759
     Accrued expenses                                                  7,080                2,977
     Grant payable                                                     1,757                1,713
     Accrued compensation                                                506                  648
                                                                  -----------           ----------
Total current liabilities                                             11,859               12,783

Deferred revenue                                                           -                2,500
Long-term debt, less current portion                                   6,062                4,568
Long-term debt to stockholder                                         39,465               16,083
                                                                  -----------           ----------
Total liabilities                                                     57,386               35,934

Commitments and contingencies (Note 11)

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series B, $0.001 par value, issued and outstanding:
      0 and 3,500 shares at December 31, 2001 and
        March 31, 2001, respectively                                       -                2,736

Stockholders' (deficit) equity:
Common stock, $0.001 par value, authorized:
  100,000,000 shares, issued and outstanding:
    45,552,310 and 44,421,974 shares at December 31, 2001
      and March 31, 2001, respectively                                    46                   44
Additional paid-in capital                                           330,924              325,103
Notes receivable from stockholder                                     (4,862)              (4,862)
Deficit accumulated during the development stage                    (328,496)            (267,083)

Accumulated other comprehensive income (loss)                         (3,659)              (4,137)
                                                                  -----------           ----------
Total stockholders' (deficit) equity                                  (6,047)              49,065

      Total liabilities, mandatorily redeemable convertible
        preferred stock and stockholders' equity                    $ 51,339             $ 87,735
                                                                  ===========           ==========




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

                                            PERIOD FROM
                                           MARCH 3, 1989
                                             (DATE OF                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                           INCEPTION) TO         ------------------------------     ------------------------------
                                            DECEMBER 31,         DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                               2001                 2001              2000              2001              2000
                                            ------------         ------------      ------------     ------------      ------------
Revenue:
Research and development contracts          $   21,605           $       -         $        -       $        -        $       -
License and royalty revenue                      4,681               1,003                  -            3,181
Battery and laminate sales                      10,016                 100              1,854            1,307            5,955
                                            -----------          ----------        -----------      -----------       ----------
     Total revenue                              36,302               1,103              1,854            4,488            5,955
Cost of Sales                                   26,671               2,210              4,742            6,546           14,151
IDB revenue grant                               (1,191)                 -                (190)              -            (2,117)
                                            -----------          ----------        -----------      -----------       ----------
     Net cost of sales                          25,480               2,210              4,552            6,546           12,034
Gross Margin                                    10,822              (1,107)            (2,698)          (2,058)          (6,079)
Costs and expenses:
Research and product development               116,705               2,209              1,122            6,711            5,083
Marketing                                        6,568                 470                267            1,554              627
General and administrative                      72,396               2,905              3,239            9,668            8,216
Depreciation and amortization                   53,108               2,429              2,849            7,282            8,082
Impairment charge                               31,884              31,884                  -           31,884                -
                                            -----------          ----------        -----------      -----------       ----------
     Total costs and expenses                  280,661              39,897              7,477           57,099           22,008
                                            -----------          ----------        -----------      -----------       ----------
     Operating loss                           (269,839)            (41,004)           (10,175)         (59,157)         (28,087)
Cost to settle stockholder lawsuit             (30,061)                  -                  -                -                -
Other expenses                                 (34,077)                  -                  -                -                -
Loss on disposal of assets                        (170)                (23)                 -             (170)               -
Interest and other income                       20,161                 119                191              818              905
Interest expense                               (12,010)             (1,257)              (591)          (2,904)          (1,544)
Equity in loss of joint venture                 (2,500)                  -                  -                -             (345)
                                            -----------          ----------        -----------      -----------       ----------
     Net loss                                 (328,496)            (42,165)           (10,575)         (61,413)         (29,071)
Beneficial conversion feature on
preferred stock                                                          -                (53)              -              (158)
                                                                 ----------        -----------      -----------       ----------
     Net loss available to common
     stockholders                                                $ (42,165)        $  (10,628)      $  (61,413)       $ (29,229)
Other comprehensive loss:
     Net loss                                                      (42,165)           (10,575)         (61,413)         (29,071)
Change in foreign currency translation
adjustments                                                           (170)               245              478           (3,287)
                                                                 ----------        -----------      -----------       ----------
     Comprehensive loss                                          $ (42,335)        $  (10,330)      $  (60,935)       $ (32,358)
Net loss per share available to common
stockholders                                                     $   (0.93)        $    (0.28)      $    (1.35)       $   (0.78)
                                                                 ==========        ===========      ===========       ==========
Shares used in computing net loss per
share available to common stocholders,
basic and diluted                                                   45,552             38,041           45,483           37,570
                                                                 ==========        ===========      ===========       ==========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (a development stage company)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, unaudited)

                                                                        PERIOD FROM
                                                                       MARCH 3, 1989
                                                                         (DATE OF                NINE MONTHS ENDED
                                                                       INCEPTION) TO      ------------------------------
                                                                        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                            2001               2001              2000
                                                                       --------------     ------------      ------------
Cash Flows from operating activities:
    Net Loss                                                             $ (328,496)       $ (61,413)        $ (29,071)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                            53,108            7,282             8,082
    Accretion of debt discount                                                1,956              664               488
    Disposal of property and equipment                                       15,390                -                12
    Impairment charge                                                        31,884           31,884                 -
    Other expenses                                                            8,456                -                 -
    Compensation related to the issuance of stock options                     4,114              223                 -
    Non-cash charge from settlement of stockholder lawsuit                   29,450                -                 -
    Equity in losses of joint venture                                         2,500                -               345
    Changes in assets and liabilities:                                                             -
              Accounts receivable                                            (1,419)           2,533            (2,282)
              Prepaid expenses and other current assets                      (2,597)            (808)              666
              Inventory                                                      (3,388)           1,438            (4,053)
              Accounts payable                                                2,597           (3,708)           (1,213)
              Accrued liabilities                                             1,388            3,556            (1,495)
              Grant receivable                                                    -                -            (2,117)
              Deferred revenue                                                    -           (2,500)                -
                                                                         -----------       ----------        ----------
    Net cash used in operating activities                                  (185,057)         (20,849)          (30,638)

Cash flows from investing activities:
    Purchase of investments                                                (665,789)
    Proceeds from investments                                               661,699              154
    Capital expenditures                                                   (102,043)          (8,677)          (14,629)
    Proceeds from disposal of property and equipment                          1,269
    Other                                                                      (222)               -                 -
                                                                         -----------       ----------        ----------
                   Net cash used in investing activities                   (105,086)          (8,523)          (14,629)

Cash flows from financing activities:
    Property and equipments grants                                           12,243                              1,226
    Acquisition of West Coast Venture Capital Assets                         11,949                                  -
    Proceeds from issuance of long-term debt                                 37,630            2,126            10,071
    Proceeds from long-term debt to stockholder                              19,313           25,486                 -
    Principal payments on long-term debt                                    (15,549)          (1,697)             (476)
    Proceeds from the issuance of common stock and
      warrants, net of issuance costs                                       214,955               95            13,559
    Proceeds from the issuance of preferred stock,
      Series A, net of issuance costs                                         7,075                -                 -
    Proceeds from the issuance of preferred stock,
      Series B, net of issuance costs                                         7,125                -                 -
                                                                         -----------       ----------        ----------
                   Net cash provided by financing activities                294,741           26,010            24,380

Effect of foreign exchange rates on cash and cash equivalents                (3,504)             701            (1,658)
                                                                         -----------       ----------        ----------
Increase (decrease) in cash and cash equivalents                              1,094           (2,661)          (22,545)
Cash and cash equivalents, beginning of period                                    -            3,755            24,556
                                                                         -----------       ----------        ----------
Cash and cash equivalents, end of period                                 $    1,094        $   1,094         $   2,011
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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      (Companies in the development stage)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and subsidiaries (the "Company") as of December 31, 2001, its consolidated results of operations for the period from March 3, 1989 (date of inception) to December 31, 2001 and for each of the three-month and nine-month periods ended December 31, 2001 and December 31, 2000, and the consolidated cash flows for each of the nine-month periods ended December 31, 2001 and December 31, 2000, and for the period from March 3, 1989 (date of inception) to December 31, 2001. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. The results for the three-month and nine-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002. The year-end condensed consolidated balance sheet data as of March 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The Company is in the development stage as of December 31, 2001. Successful completion of the Company's development program and, ultimately the attainment of profitable operations is dependent on future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's cost structure.

2.   LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had cash and cash equivalents of $1.1 million. At that same date, we had commitments for capital expenditures for the next 12 months of approximately $2.3 million relating to specified manufacturing equipment, which is included in accrued expenses at December 31, 2001.
     We may require additional capital expenditures once we commence manufacturing of batteries in commercial quantities. After taking into account our cash and cash equivalents, projected revenues and available borrowings under our debt agreements of $10.0 million, we expect that we will have sufficient financing through fiscal 2002 to meet our working capital, capital expenditure and investment requirements; however, without additional funding our liquidity will be exhausted during the first quarter of fiscal 2003. At our current level of operations, we are using cash from operations of approximately $6.0 to $8.0 million per quarter. We expect our cash requirements to increase as our sales increase, and we intend to manage our capital expenditures based on our then available sources of cash. We currently are seeking additional financing to satisfy our cash requirements for a six to nine month period, at which time, we will seek additional financing to continue operations at our then current levels. We may not be able to arrange this funding on favorable terms, or at all. If we are unable to arrange for additional funding during the first quarter of 2003, we may have to cease operations as a going concern. We may have additional sources of cash from our licensing business. We are engaging in discussions to license our technology, but to date we have not entered into any licensing agreements. We also may have additional sources of cash from the commercialization of our Saphion(TM) technology into new markets and customers and the sale of new products announced in February 2002 which use the Bellcore technology. However, at this time we are not able to accurately forecast cash from these sources.

3.   BUSINESS AND BUSINESS STRATEGY

     The Company is a leader in the development and commercialization of lithium-ion polymer rechargeable batteries. The Company was founded as a research and development organization focused on lithium-ion technology, and it holds more than 790 issued and pending patents worldwide.

     The Company's business strategy is to leverage its breakthrough innovations in battery technology to capitalize on the significant opportunities in the energy solutions market. The strategy comprises the introduction of our "next generation" phosphate-based Saphion(TM) Lithium-ion technology; a balance of system sales and licensing; and a manufacturing plan that leverages internal capabilities as well as OEM relationships. The strategy has been separated into three phases: technology phase, product phase and customer phase, incorporating key milestones in each.

     The Company has introduced its phosphate-based, Saphion(TM) Lithium-ion technology and has transitioned production from research and development to its Northern Ireland manufacturing facility. The Company believes its Saphion(TM) technology addresses the major weaknesses of existing Lithium-ion alternatives while offering a solution that is competitive in cost and performance.

     The system sales component of the Company's strategy involves capitalizing on the Company's advanced technology and understanding of certain market segments to design solutions that differentiate end customers' products and to develop new, emerging markets for its Saphion(TM) Lithium-ion technology solutions. The Company's systems sales strategy includes (i) continuing sales of its Cobalt and Manganese based stacked polymer batteries solutions to small to mid-sized companies where the flexibility of design and thinness of the stacked polymer is paramount, (ii) developing the market for Saphion(TM) technology through product launches, such as the N-Charge(TM) Power System, or through design wins, such as the Wistron deal announced in February 2002 and (iii) maximizing the adoption of Saphion(TM) technology by offering it in both polymer and cylindrical constructions. The Company plans to enter contracted manufacturing arrangements with cylindrical battery manufacturers.

     The Company's licensing strategy will be to pursue technology licenses of intellectual property related to patent protected manufacturing processes and battery chemistries. The Company's stacked polymer battery manufacturing process and the Company's Saphion(TM) technology are its key assets in the licensing arena. In addition, the Company intends to sell the Saphion(TM) technology raw material to its licensees and obtain royalties from licensees based on their sales strategy.

     The Company's manufacturing strategy involves both its own manufacturing capabilities in its Northern Ireland facility and OEM relationships. The Company intends to grow production capacity in its factory to 1 million units a month by the middle of this year and seek OEM partners for cylindrical cell construction and worldwide material production. The Company believes this manufacturing strategy will allow it to deliver to a broad range of customer needs, from low cost, high volume to highly customized, higher value added solutions.

     The Company has outlined its business strategy in three phases as follows:

     TECHNOLOGY PHASE: During this phase the Company intends to evangelize the technology, complete its management team, announce the first major design win from a systems sales standpoint and sign an OEM agreement. The timeline for this phase of the business strategy was intended to be from August 2001 to January 2002. The Company has met or is making tangible progress on each of these objectives. PRODUCT PHASE: During this phase the Company expects to continue announcing design wins and phosphate licensees, begin to launch phosphate products, announce key milestones around phosphate production and begin phosphate product ramps from both its Northern Ireland facility and OEM partners. This phase began in February 2002 and is to continue through the summer of 2002. On February 11, 2002 the Company launched its first product, the N-Charge(TM) Power System, and ramped production of phosphate batteries out of its Northern Ireland facility. The Company also plans to enter contracted manufacturing arrangements with cylindrical battery manufacturers and to pursue using Saphion(TM) technology as a "drop in" lithium-ion chemistry replacement for notebook computers and communication devices.

     CUSTOMER PHASE: During this phase the Company intends to announce customers launching products using Valence's Saphion(TM) technology. This phase will then become the ongoing business of the Company.

     The Company has established a strategy that it believes will allow it to expand its market opportunity. Through the sales of its current technology and the licensing and market development of its Saphion(TM) technology, the Company believes it is equipped to serve existing Lithium-ion technology markets as well as open doors to new market opportunities.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     ACCOUNTS RECEIVABLE:

     Accounts receivable consists of amounts due from customers, interest due on cash balances and notes receivable, and Value Added Tax ("VAT") refunds pertaining to purchases made by the Company's Northern Ireland facility. The Company periodically reviews its receivable balances in order to determine an allowance for potential credit losses. Credit losses were $103,000 during the three months ended December 31, 2001 and $168,000 during the nine months ended December 31, 2001. Accounts receivable is comprised of the following (in thousands):

                                                    DECEMBER 31,     MARCH 31,
                                                        2001            2001
                                                    ------------   -----------
              Trade receivables                      $   1,121      $  2,956
              Allowance for credit losses                 (168)            -
              Interest receivable                        1,060           851
              VAT receivable                               289         1,082
                                                     ----------     ---------
                  Total                              $   2,302      $  4,889
                                                     ==========     =========

     INVENTORIES:

     Inventories are stated at the lower of cost or market. The Company utilizes the first-in, first-out ("FIFO") inventory method.

     Inventories are comprised of the following (in thousands):

                                         December 31, 2001    March 31, 2001
                                         -----------------   ----------------
             Raw materials                    $  2,373           $ 3,295
             Work-in-process                       745             1,530
                                         -----------------   ----------------
             Total                            $  3,118           $ 4,825
                                         =================   ================

     During the quarter ended December 31, 2001, the Company recorded a charge of $684,000 to cost of sales for inventory write-downs associated with the phase-out of certain types of products.

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

     DEPRECIATION AND AMORTIZATION:

     Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, generally three to six years. Building improvements are amortized over the lesser of their estimated useful life, generally five years, or the remaining lease term. In the period assets are retired or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations. All balances reported as property, plant and equipment or intellectual property are being depreciated or amortized as described above with the exception of the new high speed assembly line, with a carrying value of approximately $8.4 million. The Company began to take delivery of this equipment during the quarter, as such, the equipment had not been placed in service as of December 31, 2001. The Company is in the process of installing this equipment and expects it to be placed in service during the first quarter of the fiscal year beginning April 1, 2002.

     LONG-LIVED ASSETS:

     The Company assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment (including intangible assets) is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the difference between the amount of the discounted cash flows and the carrying amount of the asset. See Note 10 Impairment Charge.

     INTELLECTUAL PROPERTIES:

     Intellectual properties acquired consist of patents and are recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the estimated remaining life of the patents, which was reassessed during the period and changed from 13.67 years to 8 years. Intellectual property developed in-house is expensed as incurred. See Note 10 Impairment Charge.

     REVENUE RECOGNITION:

     Revenue is recognized when the sale is complete, generally upon shipment and when all of the following criteria are met:

     o    Persuasive evidence of an arrangement exists,

     o    Delivery has occurred or services have been rendered,

     o    Seller's price to the buyer is fixed and determinable, and

     o    Collectibility is reasonably assured.

     DEFERRED REVENUE:

     Deferred revenue related to payments received from the Company's joint venture partner in Hanil Valence Co., Ltd. See Note 9, Joint Venture Agreement.

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

     BASIC EARNINGS PER SHARE:

     Basic Earnings (Loss) per Share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted earnings per share is similar to basic earnings per share except that it is based on the weighted average number of common and potentially dilutive shares from dilutive stock options and warrants to purchase common stock outstanding during each period. The dilutive effect of options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. Shares excluded from the calculation of diluted earnings per share, as their effect was antidilutive were 8,146,248 and 5,491,549 for the three and nine-month periods ended December 31, 2001 and December 31, 2000, respectively.

5.   INVESTMENTS:

     During the fourth quarter of fiscal 2001, the Company completed the acquisition of the assets of West Coast Venture Capital, Inc., which included investment equivalent instruments, in the form of mortgage assets. These instruments have a value of $17.5 million as of December 31, 2001 and are presented as long-term investments on the balance sheet. The mortgages have maturities ranging from 2003 to 2028. The investments are classified as held-to-maturity securities and are recorded at amortized cost, which approximates fair value.

6.   LONG-TERM DEBT (IN THOUSANDS):

                                                 December 31,     March 31,
                                                    2001            2001
                                                 ------------    ------------
        Facility loans                              $ 6,836         $ 6,254
        Less amounts due within one year               (774)         (1,686)
                                                 ------------    ------------
        Long-term debt due after one year           $ 6,062         $ 4,568
                                                 ============    ============

     During fiscal 1995, a bank provided the Company a $2,500,000 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan was paid in its entirety during quarter ended December 31, 2001 out of proceeds from the Company's October 2001 loan agreement with Berg & Berg Enterprises.

     In April 2000, the Company obtained a 15-year facility loan for its Northern Ireland main factory building. The loan is payable in equal monthly principal payments of $20,000 plus accrued interest. This facility term loan bears interest at an adjustable rate (6.875% during the three-month period ended December 31, 2001) on the outstanding principal. The outstanding principal balance as of December 31, 2001 was $2,236,000. In August 2000, the Company borrowed an additional $2,874,000 for the construction of a factory extension. The terms on the factory extension loan are essentially the same as the main factory loan. The outstanding principal balance on the additional borrowing as of December 31, 2001 was $2,572,000.

     In May 2001, the Company obtained an additional building, adjacent to the existing Northern Ireland facility, for a purchase price of $2,090,000. This 10-year facility term loan bears interest at an adjustable interest rate (5.75% at December 31, 2001) on the outstanding principal. The Company makes monthly principal payments of $25,000 plus accrued interest. The outstanding principal balance as of December 31, 2001 was $2,028,000. The related building is collateral for the loan.

     Principal payments on facility loans at December 31, 2001 are due as follows (in thousands):

                   Fiscal Year                      Loans
                -----------------                 ----------
                Remainder of 2002                  $   164
                     2003                              774
                     2004                              774
                     2005                              774
                     2006                              774
                  Thereafter                         3,576
                                                   --------
                                                    $6,836
                                                   ========

7.   DEBT TO STOCKHOLDER:

                                               DECEMBER 31,      MARCH 31,
                                                   2001            2001
                                               ------------     -----------
                                                       (in thousands)
                  Loan agreement balance          $14,950         $14,950
                  Line of credit balance           17,500           2,000
                  Loan agreement balance            9,986               -
                  Unaccreted debt discount         (2,971)           (867)
                                               ------------     ----------
                  Balance                         $39,465         $16,083
                                               ============     ==========

     In July 1998, the Company entered in to an amended loan agreement with a stockholder and director which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the loan agreement was amended to increase the maximum amount to $15,000,000. As of December 31, 2001, the Company had an outstanding balance of $14,950,000 under the loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at December 31, 2001). Effective December 31, 2001 the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. As of December 31, 2001, accrued interest on the loan totaled $3,074,125, which is included in accrued expenses.

     In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Carl Berg in conjunction with the amended loan agreement. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of December 31, 2001, a total of $1,779,165 has been accreted. The amounts charged to interest expense for the three-month periods ended December 31, 2001 and December 31, 2000 were $162,636 for each period.

     During June 2000 the Company entered into a private placement funding arrangement with Carl E. Berg, a principal stockholder and director of the Company, for an equity investment commitment totaling $12.5 million. On February 13, 2001, the Company replaced this $12.5 million commitment from Mr. Berg with the acquisition of approximately $30.0 million of assets from West Coast Venture Capital, Inc. consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of the Company's common stock. The investment instruments have maturities that run from less than one year to over ten years. In February 2001, Mr. Berg provided a line of credit in the amount of up to $20 million secured by the investment instruments. The line of credit bears interest at the rate 8%. All accrued interest and unpaid principal is payable on or before January 31, 2006. As of December 31, 2001, a total of $17,500,000 had been drawn on this line of credit.

     In October 2001, the Company entered into a loan agreement with Berg & Berg Enterprises, LLC ("Berg & Berg"). Under the terms of the agreement, Berg and Berg agreed to advance Valence funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the loans accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. As of December 31, 2001, a total of $9,986,000 had been drawn on this loan agreement. In conjunction with the loan agreement, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,767,823 has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of December 31, 2001, a total of $176,670 has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the three-month period ended December 31, 2001 was $106,647.

8.   STOCKHOLDERS' EQUITY:

     In April 2001, investors in the Series B Mandatorily Redeemable Convertible Preferred Stock elected to convert 3,500 shares into 1,109,512 shares of the Company's common stock.

9.   JOINT VENTURE AGREEMENT:

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

10.  IMPAIRMENT CHARGE:

     During the quarter ended December 31, 2001, the Company refined its business strategy to focus its efforts on the development of its Saphion(TM) technology and solidified its manufacturing plan and product mix, accordingly. As a result the Company evaluated the ongoing value of the property, plant and equipment in its Northern Ireland manufacturing facility and the intellectual property acquired in the Telcordia transaction in December 2000. The Company determined that assets with a carrying amount of approximately $53.2 million were impaired and wrote them down by approximately $31.9 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest.

11.  COMMITMENTS AND CONTINGENCIES:

     LITIGATION:

     The Company received notification that 23 former employees of the Mallusk, Northern Ireland facility filed claims against the Company in connection with the reduction in work force at the facility in March 2001. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Company has successfully settled 18 of the claims for a total of $12,000. The Company is pursuing settlement of the final 5 claims and does not expect the potential charge to be material.

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

12.  SEGMENT INFORMATION:

     The Company conducts its business in two operating segments and uses only one measurement of profitability. During the first three quarters of fiscal 2002, the Company recorded battery and laminate sales of $1.3 million and license and royalty fees of $3.2 million.

     Long-lived asset information by geographic area at December 31, 2001 and March 31, 2001 is as follows (in thousands):

                                                  December 31,     March 31,
                                                      2001           2001
                                                 -------------    -----------
               United States                        $ 4,339         $  4,741
               International (primarily
                 Northern Ireland)                    9,730           25,247
                                                  -----------      ----------
               Total long-lived assets             $ 14,069         $ 29,988
                                                  ===========      ==========

        Revenues by geographic area for the nine-month periods ended December 31, 2001 and December 31, 2000 are as follows (in thousands):

                                                 December 31,    December 31,
                                                     2001             2000
                                                 ------------    ------------
               United States                        $ 1,634        $ 3,885
               International                          2,854          2,070
                                                 ------------    ------------
               Total revenues                       $ 4,488        $ 5,955
                                                 ============    ============

13.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for other intangible assets from an amortization method to an impairment-only approach. Management is required to adopt the new method of accounting for goodwill and other intangible assets on April 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, Management must reassess the useful lives of its intangible assets and perform impairment tests. An assessment of the value of the Company's intellectual property was performed during the period ended December 31, 2001 under SFAS No. 121. An impairment charge was deemed appropriate and recorded during the three-month period ended December 31, 2001, as described in Note 10 Impairment Charge, and the useful life of the Company's intellectual property was reduced as described in Note 4 Summary of Significant Accounting Policies. The Company does not expect an additional impairment charge or change in the useful life of its intellectual property upon adoption of SFAS No. 141.

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

     In August 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which address the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No.144 is effective for all financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on April 1, 2002. As discussed above, an impairment charge was deemed appropriate and recorded during the three-month period ended December 31, 2001, as described in Note 10 Impairment Charge. The Company does not expect an additional impairment charge upon adoption of SFAS No. 144.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     In April 2001, investors in the Series B Mandatorily Redeemable Convertible Preferred Stock elected to convert 3,500 shares into 1,109,512 shares of the Company's common stock, resulting in a non-cash transaction of $2.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the progress of our research and development activities, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our joint venture relationships, the status of the development of our products and their anticipated performance and customer acceptance and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, risks inherent in establishing a new manufacturing capability, risks in product and technology development, the effect of the Company's accounting policies and the other risks discussed below under the caption, "Risk Factors," and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed in our Annual Report on Form 10-K and the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. The results for the three-month and nine-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002.

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

The Company was founded in 1989 to develop and commercialize advanced rechargeable batteries based on lithium and polymer technologies. Since its inception, the Company has been a development stage company primarily engaged in acquiring and developing its initial technology, manufacturing limited quantities of prototype batteries, recruiting personnel, and acquiring capital. In the first quarter of fiscal 2001, the Company recorded its first significant commercial sales. Previously, other than immaterial revenues from limited sales of prototype batteries, the Company had not received any significant revenues from the sale of products. Substantially all revenues prior to the first quarter of fiscal 2001, have been derived from a research and development contract with the Delphi Automotive Systems Group ("Delphi," formerly the Delco Remy Division), an operating group of the General Motors Corporation, which expired in May 1998. The Company has incurred cumulative losses of $ 328 million from its inception to December 31, 2001.

BUSINESS AND BUSINESS STRATEGY

The Company is a leader in the development and commercialization of lithium-ion polymer rechargeable batteries. The Company was founded as a research and development organization focused on lithium-ion technology, and it holds more than 790 issued and pending patents worldwide.

The Company's business strategy is to leverage its breakthrough innovations in battery technology to capitalize on the significant opportunities in the energy solutions market. The strategy comprises the introduction of our "next generation" phosphate-based Saphion(TM) Lithium-ion technology; a balance of system sales and licensing; and a manufacturing plan that leverages internal capabilities as well as OEM relationships. The strategy has been separated into three phases: technology phase, product phase and customer phase, incorporating key milestones in each.

The Company has introduced its phosphate-based, Saphion(TM) Lithium-ion technology and has transitioned production from research and development to its Northern Ireland manufacturing facility. The Company believes its Saphion(TM) technology addresses the major weaknesses of existing Lithium-ion alternatives while offering a solution that is competitive in cost and performance.

The system sales component of the Company's strategy involves capitalizing on the Company's advanced technology and understanding of certain market segments to design solutions that differentiate end customers' products and to develop new, emerging markets for its Saphion(TM) Lithium-ion technology solutions. The Company's systems sales strategy includes (i) continuing sales of its Cobalt and Manganese based stacked polymer batteries solutions to small to mid-sized companies where the flexibility of design and thinness of the stacked polymer is paramount, (ii) developing the market for Saphion(TM) technology through product launches, such as the N-Charge(TM) Power System, or through design wins, such as the Wistron deal announced in February 2002 and (iii) maximizing the adoption of Saphion(TM) technology by offering it in both polymer and cylindrical constructions. The Company plans to enter contracted manufacturing arrangements with cylindrical battery manufacturers.

The Company's licensing strategy will be to pursue technology licenses of intellectual property related to patent protected manufacturing processes and battery chemistries. The Company's stacked polymer battery manufacturing process and the Company's Saphion(TM) technology are its key assets in the licensing arena. In addition, the Company intends to sell the Saphion(TM) technology raw material to its licensees and obtain royalties from licensees based on their sales strategy.

The Company's manufacturing strategy involves both its own manufacturing capabilities in its Northern Ireland facility and OEM relationships. The Company intends to grow production capacity in its factory to 1 million units a month by the middle of this year and seek OEM partners for cylindrical cell construction and worldwide material production. The Company believes this manufacturing strategy will allow it to deliver to a broad range of customer needs, from low cost, high volume to highly customized, higher value added solutions.

The Company has outlined its business strategy in three phases as follows:

TECHNOLOGY PHASE: During this phase the Company intends to evangelize the technology, complete its management team, announce the first major design win from a systems sales standpoint and sign an OEM agreement. The timeline for this phase of the business strategy was intended to be from August 2001 to January 2002. The Company has met or is making tangible progress on these objectives.

PRODUCT PHASE: During this phase the Company expects to continue announcing design wins and phosphate licensees, begin to launch phosphate products, announce key milestones around phosphate production and begin phosphate product ramps from both its Northern Ireland facility and OEM partners. This phase began in February 2002 and is to continue through the summer of 2002. On February 11, 2002 the Company launched its first product, the N-Charge(TM) Power System, and ramped production of phosphate batteries out of its Northern Ireland facility. The Company also plans to enter contracted manufacturing arrangements with cylindrical battery manufacturers and to pursue using Saphion(TM) technology as a "drop in" lithium-ion chemistry replacement for notebook computers and communication devices.

CUSTOMER PHASE: During this phase the Company intends to announce customers launching products using Valence's Saphion(TM) technology. This phase will then become the ongoing business of the Company.

The Company has established a strategy that it believes will allow it to expand its market opportunity. Through the sales of its current technology and the licensing and market development of its Saphion(TM) technology, the Company believes it is equipped to serve existing Lithium-ion technology markets as well as open doors to new market opportunities.

RESULTS OF OPERATIONS

THREE-MONTH AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2001 (THIRD QUARTER OF FISCAL 2002) AND DECEMBER 31, 2000 (THIRD QUARTER OF FISCAL 2001).

REVENUE

Revenue from battery and laminate sales totaled $0.1 million for the three-month period ended December 31, 2001. For the corresponding period of fiscal 2001, revenue from battery and laminate sales totaled $1.9 million. This decrease is the result of the combination of long qualification cycles by potential customers of systems solutions and the strategic shift from battery and laminate sales to licensing and royalty revenues that took place after the acquisition of technology rights from Telcordia Technologies, Inc. in December 2000. Licensing and royalty revenue totaled $1 million for the three-month period ended December 31, 2001. There were no licensing or royalty revenues during the corresponding period of fiscal 2001.

Revenue from battery and laminate sales for the nine-month period ended December 31, 2001 totaled $1.3 million compared to $6.0 million during the corresponding period during fiscal 2001. The decrease results from the depletion of the sales order backlog due to the strategic shift to licensing as discussed above. For the nine-month period ended December 31, 2001 licensing and royalty revenues totaled $3.2 million, of which $1.6 million related to the conversion of the Hanil Joint Venture to a license agreement. There were no license or royalty revenues during the nine-month period ended December 31, 2000. The Company has adopted a dual strategy for revenue generation, which includes both systems solutions and licensing. Due to the long qualification by potential customers sales from these strategies are not expected to generate significant results until the second half of fiscal 2003.

COST OF SALES

Cost of sales consists primarily of expenses incurred to manufacture battery and laminate products. Net cost of sales for the three-month period ended December 31, 2001 was $2.2 million. The net cost of sales in the same period in fiscal 2001 was $4.6 million. Net cost of sales for the nine-month period ended December 31, 2001 were $6.5 million compared to $12 million recorded during the same period in fiscal 2001. Cost of sales during the 2001 period includes a charge of $684,000 for inventory write-downs associated with the phase out of certain of our products. The substantial decrease in fiscal 2002 results from the reduction in battery and laminate production, personnel and continued automation improvements in our Northern Ireland manufacturing facility.

RESEARCH AND PRODUCT DEVELOPMENT

Research and development expenses consist primarily of personnel, equipment and materials to support the Company's Saphion(TM) technology chemistry and battery research and development. Research and development expenses were $2.2 million and $1.1 million for the three-month periods ended December 31, 2001 and 2000, respectively. During the nine-month periods ended December 31, 2001 and 2000, research and development expense was $6.7 million and $5.1 million, respectively. The increased expense in fiscal 2002 is due to expanded product development initiatives associated with the Saphion(TM) technology chemistry and systems engineering.

MARKETING

Marketing expenses consist primarily of costs related to sales and marketing personnel, travel, public relations, and marketing materials. Marketing expenses were $0.5 million and $0.3 million for the three-month periods ended December 31, 2001 and 2000, respectively. During the nine-month periods ended December 31, 2001 and 2000, marketing expenses were $1.6 million and $0.6 million, respectively. The increased expenditures during fiscal 2002 resulted from increased personnel and increased investment in marketing initiatives such as the launch of a new corporate web site and creation of a new investor information package.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal and facilities related expenses. General and administrative expense was $2.9 million and $3.2 million for the three-month periods ended December 31, 2001 and 2000, respectively. The decrease between comparable periods is due primarily to the Company's continued efforts to control expenses such as travel and other general and administrative expenses.

For the nine-month period ended December 31, 2001, general and administrative expense was $9.7 million compared to $8.2 million recorded during the nine-month period ended December 31, 2000. The increase between comparable periods is due primarily to increased legal cost associated with patent reviews, increased recruiting efforts, severance packages, and relocation of the coporate office to Austin, Texas.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $2.4 million and $2.8 million for the three-month periods ended December 31, 2001 and 2000, respectively. The decrease between periods was the result of the full amortization or disposal of certain assets prior to and during the three-month period ended December 31, 2001.

For the nine-month period ended December 31, 2001, depreciation and amortization expense was $7.3 million compared to $8.1 million recorded during the same period in fiscal 2001. The decrease between periods results from full amortization or disposal of certain assets prior to and during the nine-month period ended December 31, 2001.

IMPAIRMENT CHARGE

An impairment charge of $31.9 million was recorded during the period ended December 31, 2001. The charge was recorded pursuant to FASB Statement No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." During the period the Company refined its business strategy and solidified its manufacturing plan and product mix. As a result, the Company determined that the future cash flows expected to be generated from older manufacturing equipment in its Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value.

INTEREST EXPENSE.

Interest expense was $1.3 million and $0.6 million during the three-month periods ending December 31, 2001 and December 31, 2000, respectively. For the nine month period ended December 31, 2001, interest expense was $2.9 million compared to $1.5 million recorded during the same period in fiscal 2001. This increase is primarily a result of increased borrowings from stockholder.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had cash and cash equivalents of $1.1 million. At that same date, we had commitments for capital expenditures for the next 12 months of approximately $2.3 million relating to specified manufacturing equipment, which is included in accrued expenses at December 31, 2001. We may require additional capital expenditures once we commence manufacturing of batteries in commercial quantities. After taking into account our cash and cash equivalents, projected revenues and available borrowings under our debt agreements of $10.0 million, we expect that we will have sufficient financing through fiscal 2002 to meet our working capital, capital expenditure and investment requirements; however, without additional funding our liquidity will be exhausted during the first quarter of fiscal 2003. At our current level of operations, we are using cash from operations of approximately $6.0 to $8.0 million per quarter. We expect our cash requirements to increase as our sales increase, and we intend to manage our capital expenditures based on our then available sources of cash. We currently are seeking additional financing to satisfy our cash requirements for a six to nine month period, at which time, we will seek additional financing to continue operations at our then current levels. We may not be able to arrange this funding on favorable terms, or at all. If we are unable to arrange for additional funding during the first quarter of 2003, we may have to cease operations as a going concern. We may have additional sources of cash from our licensing business. We are engaging in discussions to license our technology, but to date we have not entered into any licensing agreements. We also may have additional sources of cash from he commercialization of our Saphion(TM) technology into new markets and customers and the sale of new products announced in February 2002 which use the Bellcore technology. However, at this time we are not able to accurately forecast cash from these sources.

The Company used $20.8 million net cash from operating activities during the first nine months of fiscal year 2002 compared to using $30.6 million during the first nine months of fiscal year 2001. The cash used in our fiscal 2002 operating activities was primarily due to net loss and the add back of non-cash expenses, including depreciation and amortization, write-off of inventory, write-off of accounts receivable, write-off of property and equipment, accretion of debt discount, and compensation related to issuance of stock options. The decrease in operating cash outflows was substantially due to operational improvements, lower production levels and inventory utilization in our Northern Ireland facility.

During the nine-month period ended December 31, 2001, the Company used $8.5 million net cash from investing activities compared to $14.6 million during the nine-month period ended December 31, 2000, a decreased usage of $6.1 million between comparable periods. The difference was primarily comprised of a decrease in capital expenditures.

The Company obtained $26.0 million net cash from financing activities during the nine-month period ended December 31, 2001 compared to $24.4 million during the nine-month period ended December 31, 2000. This increase of $1.6 million resulted primarily from increased long-term borrowings in fiscal year 2002.

As a result of the above, the Company had a net decrease in cash and cash equivalents of $2.7 million during the nine-month period ended December 31, 2001, whereas it had a net decrease in cash and cash equivalents of $22.5 million during the nine-month period ended December 31, 2000.

As of December 31, 2001, all of the Company's short term and long term debt obligations were $774,000 and $45.5 million respectively. Effective December 31, 2001 the Company and Mr. Berg agreed to extend the maturity date of the loan agreement with the loan balance of $14.95 million and accrued interest of $2.7 million from August 30, 2002 to September 30, 2005.

During fiscal year 1994, the Company, through our Dutch subsidiary, signed an agreement with the Northern Ireland Industrial Development Board (the "IDB"), to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the IDB. The grants available under the agreement and offers for an aggregate of up to (pound)25.6 million, generally became available over a five-year period through October 31, 2001.As a condition to receiving funding from IDB, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $16.9 million) in debt or equity financing from the Company. As of December 31, 2001, we had received grants aggregating (pound)9.0 million ($12.7 million). The amount of the grants available under the agreement and offers depends primarily on the level of capital expenditures that are made by the Company. Substantially all of the funding received under the grants is repayable to the IDB if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the temporary reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the IDB is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the IDB will bring any legal action pursuant to the Letter of Offer. We have begun discussion with the IDB to end the current agreement and enter into a new agreement more closely aligned to current business conditions. We may not be able to meet the requirements necessary to retain grants under the IDB agreement. Although it is unlikely, the IDB could demand repayment of a portion of the total amounts received, which include revenue grants of $1.2 million and equipment grants of $12.2 million.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A NEED FOR ADDITIONAL CAPITAL. IF WE ARE UNABLE TO SATISFY OUR CAPITAL REQUIREMENTS, WE MAY HAVE TO CEASE OPERATING AS A GOING CONCERN.

At December 31, 2001, we had cash and cash equivalents of $1.1 million and the ability to utilize approximately $10.0 million under a loan agreement with Berg & Berg Enterprises, LLC, an affiliate of Mr. Carl Berg, a director and stockholder in the Company. After taking into account our cash and cash equivalents, projected revenues and available borrowings under our debt agreements of $10.0 million, we expect that we will have sufficient financing through fiscal 2002 to meet our working capital, capital expenditure and investment requirements; however, without additional funding our liquidity will be exhausted during the first quarter of fiscal 2003. At our current level of operations, we are using cash from operations of approximately $6.0 to $8.0 million per quarter. We are seeking additional financing to satisfy our cash requirements for a six to nine month period, at which time, we will seek additional financing to continue operations at our then current levels. Our cash requirements may vary materially from those now planned because of changes in our operations, including changes in original equipment manufacturer relationships, market conditions, joint venture and business opportunities, or a request for repayment of our existing IDB grants. In that event, we may need to raise funding through debt or equity financing in addition to the funding we currently anticipate. We may not be able to arrange for funding on favorable terms, or at all. If we are unable to arrange for additional funding during the first fiscal quarter of 2003, it may delay further development and production of our batteries or otherwise delay our execution of our business plan, and we may have to cease operations as a going concern.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $328.5 million as of December 31, 2001. We have working capital of negative $3.7 million as of December 31, 2001, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2002, as we continue our product development, begin to build inventory and continue our marketing efforts. We may never achieve or sustain significant revenues or profitability in the future.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR SAPHION(TM) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success is dependent on the acceptance of our batteries and the products using our batteries in their markets. Market acceptance may depend on a variety of factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we or our customers are unable to gain any significant market acceptance for the Saphion(TM) technology based batteries we plan to develop and manufacture, our business will be adversely affected. It is too early to determine if Saphion(TM) technology based batteries will achieve significant market acceptance.

BECAUSE OUR BATTERIES ARE PRIMARILY INTENDED TO BE INCORPORATED INTO OTHER PRODUCTS, WE WILL NEED TO RELY ON ORIGINAL EQUIPMENT MANUFACTURERS TO COMMERCIALIZE OUR PRODUCTS. WE MAY NOT OBTAIN ADEQUATE ASSISTANCE FROM THESE THIRD PARTIES TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

Our business strategy contemplates that we will be required to rely heavily on assistance from original equipment manufacturers to gain market acceptance for our products. We therefore will need to identify acceptable original equipment manufacturers and enter into agreements with them. As of February 19, 2002, we had not entered into any agreements with original equipment manufacturers. Once we identify acceptable original equipment manufacturers and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced, or modified, versions of our existing products on a timely basis. Original equipment manufacturers often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the original equipment manufacturers for purposes of determining the battery requirements for each specific application. If we are unable to design, develop and introduce products that meet original equipment manufacturers' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from original equipment manufacturers or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

FAILURE TO IMPLEMENT AN EFFECTIVE LICENSING BUSINESS STRATEGY COULD ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY.

In December 2000, we acquired the intellectual property assets of Telcordia Technologies, Inc. As a result of the acquisition of these intellectual property assets and the internal development of our Saphion(TM) technology, we significantly increased the role of licensing in our business activities. We have not entered into any licensing agreements for our Saphion(TM) technology. Our future operating results could be affected by a variety of factors including:

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

Our future success will depend on our ability to integrate successfully our licensing operations with our other business activities. The degree to which we can successfully integrate these operations will depend on a number of factors, including our ability to expand the scope of our operations beyond the design, development, manufacture and marketing of our rechargeable lithium polymer batteries to include substantially increased technology licensing activities. If we fail to substantially expand our licensing activities, our results of operations and financial condition will be adversely affected.

OUR FAILURE TO DEVELOP OEM RELATIONSHIPS WITH OTHER BATTERY MANUFACTURERS WILL LIMIT OUR ABILITY TO WIDELY INTRODUCE OUR PHOSPHATE CHEMISTRY TECHNOLOGY INTO THE MARKETPLACE AND COULD SIGNIFICANTLY IMPACT OUR SALES AND PROFITABILITY IN FUTURE PERIODS.

To successfully implement our business strategy of broadly disseminating the Saphion(TM) technology, we intend to develop relationships with manufacturers of lithium ion batteries using stacked polymer technology as well as cylindrical battery manufacturers. Our failure to develop these relationships will limit our ability to widely introduce our phosphate chemistry technology into the marketplace and could significantly impact our sales and profitability in future periods.

FAILURE TO DEVELOP SALES CHANNELS FOR OUR CURRENT AND FUTURE END-USER PRODUCTS WOULD SIGNIFICANTLY IMPACT OUR FUTURE REVENUE AND PROFITABILITY.

We introduced the N-Charge(TM), our first end-user product in February 2002. We must develop reliable sales channels for distribution of our N-Charge(TM) product, and any future end-user products. We cannot assure you that our N-Charge(TM) product will be commercially accepted. In addition, failure to develop effective sales channels will significantly impact our future revenue and profitability.

FAILURE TO OBTAIN UNITED STATES AND INTERNATIONAL REGULATORY APPROVAL FOR COMMERCIAL SHIPMENTS OF THE MATERIAL WOULD CAUSE DELAYS IN THE PRODUCTION RAMP PLAN FOR OUR BATTERY TECHNOLOGY AND RESULT IN DELAYS OR LOSSES OF REVENUES ASSOCIATED WITH THAT PLAN.

We currently are shipping material from our facility in Henderson, Nevada to our manufacturing facility in Mallusk, Northern Ireland as research and development material. We must receive regulatory approval from the United States and appropriate international regulatory entities to ship commercial quantities of the material. Failure to obtain the appropriate regulatory approvals in the United

States and internationally would cause delays in the production ramp plan for our battery technology and result in delays or losses of revenue associated with that plan.

OUR FAILURE TO COST-EFFECTIVELY MANUFACTURE BATTERIES IN COMMERCIAL QUANTITIES WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to reduce our manufacturing costs, which includes substantially raising and maintaining battery yields of commercial quality in a cost-effective manner. If we fail to substantially increase yields in our manufacturing process and reduce unit-manufacturing costs, we will not be able to offer our batteries at a competitive price, and we will lose our current customers and fail to attract future customers.

FAILURE TO SCALE UP OUR MANUFACTURING FACILITY WILL HARM OUR CUSTOMER RELATIONS AND THREATEN FUTURE PROFITS.

We have begun to manufacture batteries on a commercial scale to fulfill purchase orders and we are able to produce sufficient quantities of batteries for short term needs. We continue to install, de-bug and qualify specified equipment used in our high speed assembly line. If we fail to develop and efficiently operate a large scale manufacturing facility capable of cost-effectively producing significant quantities of batteries according to customer specifications, our ability to serve the needs of our customers will be harmed and our future sales and profits will be threatened.

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

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that patent applications we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, we cannot assure you that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If we are found to be infringing on third party patents, we cannot be certain that we could obtain the necessary licenses for our products on reasonable terms, if at all.

THE LIMITED NUMBER OF SKILLED WORKERS IN NORTHERN IRELAND COULD AFFECT THE SUCCESS OF OUR IMPROVEMENTS IN THE MANUFACTURING FACILITY.

We may need to hire and train a substantial number of new manufacturing workers. The availability of skilled workers in Northern Ireland is limited because of a relatively low unemployment rate. As a result, we face the risk that we may not:

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

CONTINUED DELAYS IN QUALIFYING THE EQUIPMENT USED IN OUR HIGH SPEED ASSEMBLY LINE COULD SIGNIFICANTLY DELAY OUR BRINGING COMMERCIAL QUANTITIES OF PRODUCT TO MARKET AND INTERFERE WITH OUR ABILITY TO GENERATE THE REVENUE AND CASH FLOW NEEDED TO SUSTAIN OUR BUSINESS.

We may be unable to meet our schedules regarding installation, de-bugging and qualification of the equipment used in the new high speed assembly line in our Northern Ireland facility, and face the prospect of further delays or problems related to facility qualification because:

     o we do not control the design and delivery of most of the production equipment which is specifically manufactured for us;

     o qualification by the manufacturer of our equipment depends on the availability and timing of that manufacturer; and

     o we are modifying and updating many of the manufacturing processes which use this production equipment and we may need to further refine these processes.

These delays would impair our ability to bring our batteries to market, adversely affecting revenue growth and our cash position and harm our competitive position and economic growth.

OUR ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES IS LIMITED AND MAY PREVENT US FROM FULFILLING ORDERS.

We are actively soliciting additional purchase orders. We presently have limited quantities of batteries available for sale and do not have all of the necessary equipment in operation to manufacture a significant volume of products. We are installing additional automated equipment at our facility in Mallusk, Northern Ireland which will provide us with sufficient capacity to assemble batteries in high volumes. We expect this production facility to be fully operational by the middle of calendar 2002. If we cannot rapidly increase our production capabilities to make sufficient quantities of commercially acceptable batteries, we may not be able to fulfill purchase orders in a timely manner, if at all. In addition, we may not be able to procure additional purchase orders, which could cause us to lose existing and future customers, purchase orders, revenue and profits.

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

THE FACT THAT WE DEPEND ON A SOLE SOURCE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS FOR KEY RAW MATERIALS MIGHT DELAY OUR PRODUCTION OF BATTERIES.

We depend on a sole source supplier or a limited number of suppliers for certain key raw materials used in manufacturing and developing our batteries. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. We have in the past experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers, and if in the future we are unable to obtain high quality raw materials in sufficient quantities on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

WE HAVE FOUR KEY EXECUTIVES. THE LOSS OF A SINGLE EXECUTIVE OR THE FAILURE TO HIRE AND INTEGRATE CAPABLE NEW EXECUTIVES COULD HARM OUR BUSINESS.

Our success is highly dependent upon the active participation of four key executives. Other than our President and Chief Executive Officer with whom we have a written employment agreement, we do not have written employment contracts and do not have key man life insurance policies with respect to any of these key members of management. Without qualified executives, we face the risk that we will not be able to effectively run our business on a day-to-day basis or execute our long-term business plan.

OUR REVENUE FROM LICENSE FEES AND ROYALTIES WILL FLUCTUATE AND DEPENDS SIGNIFICANTLY ON THE SUCCESS OF OUR LICENSEES AND THE MARKET DEMAND FOR OUR PRODUCTS.

We expect to generate income from license fees as well as ongoing royalties based on sales by licensees that design, manufacture and sell batteries incorporating our technology. License fees will be nonrefundable and may be paid in one or more installments. Ongoing royalties will be nonrefundable and generally based upon a percentage of the selling price of the batteries that incorporate our technology sold by the licensee. Because we expect to derive a portion of our future revenues from royalties on shipments by our licensees, our future success depends upon the ability of our licensees to develop and introduce high volume batteries that achieve and sustain market acceptance. We cannot assure you that our licensees will be successful or that the demand for lithium-ion polymer batteries Saphion(TM) technology batteries or devices utilizing these batteries will continue to increase. In addition, our license fee revenues depend on our ability to gain additional licensees within existing and new markets. A reduction in the demand for lithium-ion polymer batteries, Saphion(TM) technology batteries, our loss of key existing licensees or our failure to gain additional licensees could have a material adverse effect on our business.

THERE IS A POTENTIAL SALES-CHANNEL CONFLICT BETWEEN OUR FUTURE TECHNOLOGY LICENSEES AND US.

The acquisition of the Telcordia intellectual property assets and our Saphion(TM) technology licensing strategy has added significant diversity to our overall business structure and our opportunities. We recognize that there is potential for a conflict among our sales channels and those of our future technology licensees. Although our manufacturing and marketing business generally is complimentary to our licensing business, we cannot assure you that sales-channel conflicts will not arise. If these potential conflicts do materialize, we may not be able to mitigate the effect of a conflict that, if not resolved, may impact our results of operations.

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

WE DEPEND UPON THE CONTINUED OPERATION OF A SINGLE MANUFACTURING FACILITY. OPERATIONAL PROBLEMS AT THIS FACILITY COULD HARM OUR BUSINESS.

Our revenues are dependent upon the continued operation of our manufacturing facility in Northern Ireland. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, we have obtained permits to conduct our business as currently operated at the facility. We cannot assure you that these permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that we would be able to obtain similar permits to operate at another location. We cannot assure you that the occurrence of these or any other operational problems at our Northern Ireland facility would not harm our business.

WE EXPECT TO SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO AND DERIVE A SIGNIFICANT PORTION OF OUR LICENSING REVENUES FROM CUSTOMERS LOCATED OUTSIDE THE UNITED STATES. FOREIGN GOVERNMENT REGULATIONS, CURRENCY FLUCTUATIONS AND INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS AND LICENSES UNAFFORDABLE IN FOREIGN MARKETS, WHICH WOULD REDUCE OUR FUTURE PROFITABILITY.

We expect that international sales of our products and licenses, as well as licensing royalties will represent an increasingly significant portion of our sales. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

     o changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries or technology or the transport of lithium and phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

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

     o import and export licensing requirements in Northern Ireland or other countries where we intend to conduct business may reduce or eliminate our ability to sell or license in certain markets; and

     o political and economic instability in Northern Ireland or other countries where we intend to conduct business may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries.

These risks may increase our costs of doing business internationally and reduce our sales and royalties or future profitability.

POLITICAL INSTABILITY IN NORTHERN IRELAND COULD INTERRUPT MANUFACTURING OF OUR BATTERIES AND END-USER PRODUCTS AT OUR NORTHERN IRELAND FACILITY AND CAUSE US TO LOSE SALES AND MARKETING OPPORTUNITIES.

Northern Ireland has experienced significant social and political unrest in the past and we cannot assure you that these instabilities will not continue in the future. Any political instability in Northern Ireland could temporarily or permanently interrupt our manufacturing of batteries and end user products at our facility in Mallusk, Northern Ireland. Any delays could also cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

IF COMPETING TECHNOLOGIES THAT OUTPERFORM OUR BATTERIES WERE DEVELOPED AND SUCCESSFULLY INTRODUCED, THEN OUR PRODUCTS MIGHT NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR TARGETED MARKET SEGMENTS.

The battery industry has experienced rapid technological change which we expect to continue. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Other companies are seeking to enhance traditional battery technologies, such as lead acid and nickel cadnium or have recently introduced or are developing batteries based on nickel metal hydride, liquid lithium ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or be superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced and, as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

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

As of December 31, 2001, our officers, directors, and their affiliates as a group beneficially owned approximately 17.1% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

As a result of this potential stock price volatility, investors may be unable to sell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the subject of securities class action litigation, this could result in substantial costs, a diversion of our management's attention and resources and harm to our business and financial condition.

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 45,552,310 shares of common stock as of December 31, 2001. In addition, we have filed registration statements on Form S-8 under the Securities Act that cover 1,414,526 shares of common stock pursuant to outstanding but unexercised vested options to acquire our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has long-term debt, in the form of three building mortgages. Two notes bear interest at an annually adjustable published interest rate index (6.875% at December 31, 2001), and the third note bears interest at an adjustable rate (5.75% at December 31, 2001). The Company also has long-term debt in the form of a loan, which matures in August 2002, to a stockholder at a fixed interest rate of 9% and a line of credit from the same stockholder, which matures in January 2006, at a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for the Company's long-term debt.

                         2002       2003        2004       2005       2006     THEREAFTER    TOTAL
                       --------   --------   ---------   --------   --------   ----------   --------
                             (dollars in thousands)
Liabilities:
Fixed rate debt:                   $14,950                           $27,486                 $42,436
Variable rate debt         164         774        $774       $774        774     $3,576        6,836

Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. At December 31, 2001, the weighted average interest rate on the Company's long-term debt is 8.13%. An increase or decrease in interest rates would affect the interest costs relating to the Company's variable interest rate debt.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company received notification that 23 former employees of the Mallusk, Northern Ireland facility filed claims against the Company in connection with the reduction in work force at the facility in March 2001. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Company has successfully settled 18 of the claims for a total of $12,000. The Company is pursuing settlement of the final 5 claims and does not expect the potential charge to be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a.   None.

          b.   None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       VALENCE TECHNOLOGY, INC.
                                       (Registrant)


Date: February 19, 2001                 By:  /S/ STEPHAN B. GODEVAIS
                                           ------------------------------------
                                            Stephan B. Godevais
                                            President, Chief Executive Officer


                                        By: /S/ KEVIN MISCHNICK
                                           ------------------------------------
                                            Kevin Mischnick
                                            Vice-President Finance