Form 10-K
period 2002-03-31
VALENCE TECHNOLOGY INC
filed 2002-07-02
CIK 885551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ____________ to ____________

                         Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     77-0214673
        (State or Other Jurisdiction                        (I.R.S. Employer
      of Incorporation or Organization)                  Identification Number)

    6504 BRIDGE POINT PARKWAY, SUITE 415
                AUSTIN, TEXAS                                     78730
  (Address of Principal Executive Offices)                     (Zip Code)


                                 (512) 527-2900
              (Registrant's Telephone Number, Including Area Code)

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

    Yes [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates on June 21, 2002 was $54,594,600.*

     As of June 21, 2002, there were 51,692,144 shares of common stock outstanding.

*Excludes approximately 15,295,744 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at June 21, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.



                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO ITS 2002 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), ITS DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (C) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS". WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Founded in 1989, our business has been driven primarily by our research and development efforts, which have fostered our intellectual property position, currently consisting of 818 issued and pending patents, including 268 patents issued in the United States. Since our inception, we have been focused on acquiring and developing our technology, developing our manufacturing capabilities, recruiting personnel, establishing our sales channels and pipeline and acquiring capital.

     With the appointment of Stephan B. Godevais as our Chief Executive Officer and President in May 2001, we initiated the transition of our business by broadening our marketing and sales efforts to take advantage of our strengths in research and development. With this strategic shift, our vision is to become a leader in energy solutions by drawing on the numerous benefits of our latest battery technology, the extensive experience of our management team and the significant market opportunity available to us.

     Historically, we focused our product development on the application of our cobalt-oxide and manganese-oxide based lithium-ion technology to the mobile communications market. Lithium-ion polymer batteries such as these are well suited for applications including notebook computers, cellular telephones and personal digital assistants, or PDAs, because they can be uniquely manufactured as thin as one millimeter.

     Recently, we unveiled our new lithium-ion technology, which utilizes a phosphate-based cathode material. We have branded our phosphate-based lithium-ion technology, Saphion(TM) technology, and believe that it addresses the major weaknesses of existing oxide based lithium-ion alternatives while offering a solution that is competitive in cost and performance. We believe phosphate, in combination with different metals, enables greater energy density than oxide technologies, whether cobalt or manganese. We believe that these characteristics, along with the safety attributes of Saphion(TM) technology, enable it to be designed into a wide variety of products in markets not served by current lithium-ion solutions, including among others, consumer electronics, appliances, toys, vehicles, uninterrupted power supply systems and other industrial applications. Saphion(TM) technology will allow us to offer solutions in the form of safer, environmentally friendly, lower-cost, higher performance energy products which are becoming increasingly critical in today's energy solutions market.

     Our business strategy is enhanced by the substantial and broad based experience of our management team in the high technology industry. During the past year, management successfully implemented and reached key milestones of our business transition plan. We launched the Saphion(TM) technology and transitioned the production of our Saphion(TM) polymer batteries from research and development to our vertically integrated manufacturing facility in Northern Ireland. We currently are ramping up production of high quality, large format Saphion(TM) batteries for use in the N-Charge(TM) Power System, our first end-user product. The N-Charge(TM) Power System is the first solution powered by Saphion(TM) technology and is the first portable battery system designed to recharge and/or run two mobile electronic devices simultaneously.

     As we move to approach the market as a total energy solutions provider, we believe that the cost, safety, flexibility, environmental and performance characteristics of our Saphion(TM) technology will enable us to substantially increase the target markets for our technology. Additionally, we believe our management team has the industry knowledge and business experience to drive the expansion of our technology into these new markets.

RECENT EVENTS

o    SAPHION(TM) TECHNOLOGY AND THE N-CHARGE(TM) POWER SYSTEM

     On February 11, 2002, at the DEMO 2002 conference, we announced the launch of our Saphion(TM) technology, a significant and positive development for the lithium-ion rechargeable battery marketplace. A key benefit of the technology is its inherent electrochemical stability, which enables the creation of large, high energy density lithium-ion solutions. It utilizes natural, phosphate-based cathode material in place of the less stable and more costly cobalt-oxide. As a result, Saphion(TM) technology energy systems can be designed into a wide variety of products in markets not served by earlier lithium-ion solutions. Key benefits of the Saphion(TM) technology include:

     o    COST COMPETITIVENESS: high energy density at a low cost.

     o PERFORMANCE SAFETY: stable under higher temperatures and electrical stress.

     o    ENVIRONMENTAL FRIENDLINESS: natural cathode material.

     o    INCREASED CYCLE LIFE: among the highest available for lithium-ion.

     o FLEXIBILITY: appropriate for large or small, stacked or wound, polymer or wet constructions.

     o    NO MAINTENANCE: Saphion(TM) technology is maintenance free.

     o NO MEMORY EFFECT: no negative effect from partial versus full charge and discharge.

     o    HIGH EFFICIENCY: equivalent to other lithium-ion technologies.

     At DEMO 2002, we also introduced our first end-user mobile device, powered by our Saphion(TM) technology, the N-Charge(TM) Power System. It is the first portable battery system designed to recharge and/or run two mobile electronic devices simultaneously. The N-Charge(TM) Power System is an easy-to-use, stand-alone energy solution that provides power for a variety of mobile electronic devices. With its built-in multi-device support and long-lasting run-time, the N-Charge(TM) Power System reduces or eliminates the end-user's need to carry multiple adapters and additional batteries. We are currently in production of high quality, large format Saphion(TM) technology batteries for use in the N-Charge(TM) Power System. The N-Charge(TM) Power System is available through the Company's on-line store, via our corporate website at WWW.VALENCE.COM or WWW.N-CHARGEPOWER.COM, and through original equipment manufacturers, or OEMs. Key features of the N-Charge(TM) Power System include:

     o    SUPERIOR TECHNOLOGY: our Saphion(TM) lithium-ion technology.

     o INCREASED RUN-TIME: up to 10 hours of continuous notebook use or up to five days of non-stop cell phone talk-time (times may vary depending on mobile device and usage pattern).

     o VERSATILE POWERING/CHARGING: simultaneous powering/charging of multiple portable devices via Adaptive Sensing Technology(TM).

     o FLICKER-FREE FUNCTIONALITY: no dimming due to the detection of battery source.

     o ADVANTAGEOUS DESIGN: sleek, portable design (13 mm (H) x 300 mm (L) x 230 mm (W)).

o    STRATEGIC RELATIONSHIPS

     On February 14, 2002, we announced the signing of a Memorandum of Understanding with Acer Inc., one of the world's leading personal computer vendors, to work together to introduce the N-Charge(TM) Power System, a product compatible with a range of Acer's mobile devices. An Acer branded N-Charge(TM) product is expected to be distributed by Acer. On the same date, we announced the signing of a Memorandum of Understanding with Wistron Corporation to work together on a new mobile device that includes Saphion(TM) technology. Wistron, formerly the Design, Manufacturing & Services operation of Acer, is one of the largest global suppliers for the personal computer industry to both original equipment manufacturers (OEMs) and original device manufacturers (ODMs). Although neither of our agreements with Acer nor Wistron provides contractual purchase commitments on the part of the other parties, we believe that these agreements demonstrate our ability to work with market leaders on the development of new product applications employing our new Saphion(TM) technology.

     On March 13, 2002, we announced that our N-Charge(TM) Power System will be featured in Hewlett-Packard Company's Education Solutions Portfolio product bundle for the K-12 education market. We began shipments to Hewlett Packard in April, 2002. The bundle is tailored to address the on-campus mobility needs of the K-12 market. K-12 schools are increasingly relying on the notebook PCs because of the mobility and flexibility they provide in the campus environment. The inclusion of the N-Charge(TM) Power System in the product bundle helps meet the demands of Hewlett-Packard's mobile users for longer lasting, higher performance, safer energy solutions at a low cost. Although our arrangement with Hewlett-Packard does not provide for contractual purchase commitments, we believe our relationship with Hewlett-Packard is further evidence of our ability to work with market leaders in developing new product applications employing our Saphion(TM) technology.

SAPHION(TM): THE NEXT-GENERATION IN THE RECHARGEABLE BATTERY INDUSTRY

     The driving force behind the introduction of lithium-ion technology to the rechargeable battery industry was consumer demand for high energy, small battery solutions to power portable electronic devices. Lithium-ion cobalt-oxide technology was developed to meet that demand and represented a significant advancement in battery technology. Today, however, the challenge is to find ways to maintain costs and meet safety and environmental concerns, while increasing energy density. Although lithium cobalt-oxide technology meets some of these challenges, its adoption has been limited to the high technology industry for reasons such as the following:

o EXPENSE. The majority of lithium-ion rechargeable batteries have been made with cobalt-oxide which, although not a rare compound, is not widely available and is expensive. Lithium-ion batteries utilizing cobalt-oxide technology require numerous safety devices, which further increase the costs of these batteries. In addition to the expense associated with using cobalt material specifically, there are other general costs facing the rechargeable battery industry as a whole. The manufacturing costs associated with rechargeable batteries have not declined over the years primarily because the quantities of raw materials utilized have not decreased and the manufacturing process itself has not experienced the types of productivity and/or yield advancements of other technologies. As a result, over the past several years, manufacturers developing end-products that incorporate rechargeable batteries have experienced an increase in the relative proportional cost of the rechargeable batteries.

o SAFETY CONCERNS. A lithium-ion battery which utilizes a cobalt-oxide based cathode requires approximately two times the amount of lithium for its full charge and discharge operations as a lithium-ion battery which utilizes a Saphion(TM) technology phosphate-based cathode. The lithium that is not used for operation provides stability to the molecular structure of the cobalt-oxide, which is inherently unstable and can break down under thermal stress or in abnormal conditions. If a lithium-ion battery utilizing a cobalt-oxide based cathode overcharges to a level above its rated voltage cutoffs the cobalt-oxide may decompose, liberating heat and oxygen. This heat and oxygen, when combined with other flammable components may cause thermal events such as gassing, heat generation, leakage and even fire or explosion. While the threat of a thermal event is minimized with the manufacture of small batteries, these safety concerns have made cobalt-oxide based batteries unsuitable for large format battery applications.

o ENVIRONMENTAL ISSUES. Consumer awareness regarding environmental issues has increased, encouraging the public to purchase more environmentally friendly products, including batteries. Additionally, rechargeable battery manufacturers, as with all other industries, must comply with environmental regulations set by various local, state and governmental agencies for the manufacture and disposal of batteries that are incorporated into mobile communication products. Continuous enhancements in battery technology with a trend toward increased participation and cooperation between vendors and battery manufacturers in the production process and the formulation and implementation of the use of safer chemicals and recycling programs all prompt the effort to manufacture more environmentally friendly batteries.

o ENERGY DENSITY. Rechargeable batteries must supply power for evolving products with constantly increasing energy demands. As the capabilities and features of products are enhanced, the energy demands on the batteries for these products also are increased. For example, some cellular telephones and PDAs now are being used for Internet access, in addition to their original uses. This increased energy demand results in a need for batteries which offer increased battery life without a corresponding increase in weight and size.

     We believe our Saphion(TM) technology, which utilizes a natural, phosphate-based cathode in place of other less stable and more costly materials addresses the current challenges facing the rechargeable battery industry and provides us with several competitive advantages. Key attributes of our Saphion(TM) technology include:

o LOWER COST. The phosphate material used in our Saphion(TM) technology is less expensive than the cobalt-oxide material used in competing technologies. As a result, we believe that as we manufacture batteries utilizing our Saphion(TM) technology, we are able to do so with lower material costs. In addition, due to the inherent safety associated with the phosphate-based materials used in our Saphion(TM) technology, we expect that batteries manufactured with our Saphion(TM) technology will not require the addition of several costly safety devices.

o INCREASED SAFETY. We believe that our Saphion(TM) technology significantly reduces the safety risks associated with cobalt-oxide based lithium-ion technology for large format battery applications. Our Saphion(TM) technology utilizes less lithium than other lithium-ion technologies. The unique chemical properties of phosphates render them incombustible if mishandled during charging or discharging. As a result, we believe Saphion(TM) technology is more stable under overcharge or short circuit conditions than existing lithium-ion technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our Saphion(TM) technology enables the creation of large, high energy density lithium-ion solutions.

o ENVIRONMENTAL FRIENDLINESS. Rechargeable batteries that contain nickel-metal-hydride, nickel-cadmium and lead-acid raise environmental concerns. Saphion(TM) technology incorporates a natural, environmentally friendly, phosphate-based cathode material.

o FLEXIBILITY. Saphion(TM) technology is intended for use in stacked, wound, polymer or wet battery construction types. When combined with our polymer technology, we believe it offers increased design flexibility and stability. Saphion(TM) technology can be manufactured to fit small as well as large applications. Large cells are well-suited for many high energy, high power applications such as remote power supplies, load leveling systems and vehicles.

o PERFORMANCE ADVANTAGES. We believe Saphion(TM) technology offers several performance advantages over the competing battery chemistries of nickel cadmium, nickel metal-hydride and traditional lithium-ion technologies.

     o HIGH ENERGY DENSITY. We believe that phosphate, in combination with different metals, can allow for greater energy density than the more currently prevalent oxide technologies, whether cobalt or manganese. For example, our laboratory test results for cobalt-phosphate (which results we hope to achieve in production) show that the voltage of cobalt-phosphate is 4.7 volts as compared to 3.7 volts for cobalt-oxide.

     o INCREASED CYCLE LIFE. We believe the cycle life of this technology is among the highest available for lithium-ion technologies.

     o NO MEMORY EFFECT AND MAINTENANCE FREE. Saphion(TM) technology does not exhibit the "memory effect" of nickel cadmium and nickel metal-hydride solutions and is maintenance free.

SAPHION(TM) TECHNOLOGY DEVELOPMENT GOALS

     On February 11, 2002, we announced the launch of our Saphion(TM) technology. We expect our Saphion(TM) technology family of products to deliver performance levels ranging from 200-550 Watt-hours per liter, depending on construction and chemistry. We expect higher energy densities of our Saphion(TM) technology to be achieved in the cylindrical construction, which we plan to launch next year. We also expect that in certain configurations Saphion(TM) technology, at 23(0)C (room temperature), will be able to deliver a cycle life of greater than 700 cycles to 70% capacity. As we continue to develop and apply this technology, we intend to further improve its characteristics in areas such as energy density, cycle life and rate capability.

COMPETITIVE STRENGTHS

We believe we are uniquely positioned for growth due to the following competitive strengths:

o LEADING TECHNOLOGY. We believe our latest technological advancement, our phosphate-based Saphion(TM) lithium-ion technology, offers many performance advantages over competing battery technologies and creates new market opportunities. In addition, in combination with our polymer technology, our Saphion(TM) technology enables us to continue to manufacture thin, lightweight batteries required for portable electronic devices.

o NEW MARKET OPPORTUNITIES. We believe that Saphion(TM) technology enables the production of high energy density, large format batteries without the safety concerns presented by cobalt-oxide based batteries. Consequently, we believe that Saphion(TM) technology energy systems can be designed in a wide variety of products in markets not served by current lithium-ion technology.

o EXPERIENCED MANAGEMENT TEAM. We have strengthened our management team with several key people who have a broad base of experience in the high technology industry. The leader of our team is Stephan Godevais, who has 18 years of management and marketing experience at Dell Computer Corporation, Digital Equipment Corporation and Hewlett-Packard Company. During his tenure at Dell, Mr. Godevais launched the company's Inspiron division, growing it into a multi-billion dollar business and introduced the first 15" notebook in the industry, sustaining its position as a market leader from 1998 to 2000. Terry Standefer, Vice President of Worldwide Operations is also a key member of the management team. Mr. Standefer has 23 years of operational experience at Dell and Apple Computer. With its extensive knowledge base and market experience, we believe our management team will be able to identify customer needs and drive the expansion of our technology into new markets.

o REFINED STRATEGIC FOCUS. We have transitioned to a company capitalizing on the results of our research and development by strengthening our sales and marketing efforts. We are expanding our vision to become an energy solutions company, and in addition to competing in existing lithium-ion markets, plan to enter markets previously not served by lithium-ion solutions.

o NEW PRODUCT APPLICATIONS. In February, 2002 we unveiled the N-Charge(TM) Power System, which is the first portable battery system designed to recharge and/or run two mobile electronic devices simultaneously. In addition, we announced agreements to work with Acer, Wistron and Hewlett-Packard. We plan to continue to develop relationships with these and other customers in an effort to leverage our technology into new markets.

o PRODUCT VERSATILITY. Our products are appropriate for use in a wide variety of applications for the communications, computer and military markets. We intend to be able to expand these markets with our Saphion(TM) technology and believe that it can be designed into a wide variety of products in markets not served by current lithium-ion technologies.

STRATEGY

     Beginning in August 2001, our management team organized our business transformation into three phases: technology phase, product phase and customer phase, incorporating key milestones in each. Management has, and in each phase plans to continue to, inform and educate the market regarding the advantages of its technology and products.

o TECHNOLOGY PHASE: During this phase we evangelized the technology, completed our management team, announced the first major design win from a systems sales standpoint and signed an OEM agreement for the production of lithium-ion polymer batteries. This phase of our business transformation began in August 2001, and while ongoing, all but one, of our milestones have been met.

o PRODUCT PHASE: During this phase we expect to continue to complete the design of new products and market our phosphate based Saphion(TM) technology to potential licensees. In addition, we expect to launch phosphate products, announce key milestones around phosphate production, and initiate phosphate product ramps at our Northern Ireland facility and through OEM partners. This phase began in February 2002 with the launch of the N-Charge(TM) Power System. We are ramping up production of our phosphate batteries out of our Northern Ireland facility and are pursuing contract manufacturing arrangements with cylindrical battery manufacturers with the objective of using Saphion(TM) technology as a "drop in" lithium-ion chemistry replacement for notebook computers and communication devices.

o CUSTOMER PHASE: During this phase, which will become our ongoing business, we expect to engage with customers regarding the launch of products using Saphion(TM) technology. On February 14, 2002 we announced the signing of a Memorandum of Understanding with Acer to work together to introduce the N-Charge(TM) Power System, which is powered by Saphion(TM) technology. On the same date, we announced the signing of a Memorandum of Understanding with Wistron to work together on a new mobile device that would include our Saphion(TM) technology. On March 13, 2002, we announced that our N-Charge(TM) Power System will be featured in Hewlett-Packard's Education Solutions Portfolio product bundle for the K-12 education market. Subsequent to March 31, 2002, we began shipment of the N-Charge(TM) Power System to Hewlett Packard. We have engaged with several other Tier 1 OEMs regarding the N-Charge(TM) System and the use of our Saphion(TM) technology in other applications.

     Our strategy is to leverage our next-generation innovations in battery technology and capitalize on the significant opportunities in the energy solutions market. Key elements of our strategy include:

o ROLLOUT OF OUR PHOSPHATE-BASED SAPHION(TM) LITHIUM-ION TECHNOLOGY. We recently introduced our phosphate-based, Saphion(TM) lithium-ion technology and have commenced production in our Northern Ireland manufacturing facility. We plan to continue to pursue opportunities to introduce our technologies in additional markets.

o EXECUTE A BALANCED LICENSING AND SYSTEM SALES APPROACH. In an effort to rapidly expand the fields of use of our technology, we intend to license intellectual property related to our patent-protected manufacturing processes and battery chemistries. Our stacked polymer battery manufacturing process and our Saphion(TM) technology are our key offerings in the licensing arena. We intend to partner with large material producers to leverage their manufacturing capabilities and existing sales channels to facilitate the rapid adoption of our Saphion(TM) technology. The adoption of the Saphion(TM)technology is expected to result in licensing and royalty revenue for the Company. We also intend to capitalize on our advanced technology to design solutions that differentiate end-users' products. Additionally, we plan to leverage our understanding of certain market segments to develop new, emerging markets for our Saphion(TM) lithium-ion technology solutions. Our systems sales strategy includes:

     o Continuing sales of our cobalt-oxide and manganese-oxide based stacked polymer battery solutions to small and mid-sized companies, where the flexibility of design and thinness of the stacked polymer is paramount.

     o Developing the market for our Saphion(TM) technology through our own product launches, such as the N-Charge(TM) Power System, and through products designed by others, such as the Wistron agreement announced in February 2002. Our success in developing this market for our Saphion(TM) technology is evidenced by our February 2002 agreement with Acer, as well as our relationship with Hewlett-Packard, announced in March 2002.

     o Maximizing the adoption of Saphion(TM) technology by offering it in both polymer and cylindrical constructions. We plan to enter contract manufacturing arrangements with cylindrical battery manufacturers.

o IMPLEMENT A MANUFACTURING PLAN THAT LEVERAGES INTERNAL CAPABILITIES AS WELL AS OEM RELATIONSHIPS. We intend to expand production assembly capacity in our Northern Ireland facility and to seek OEM partners for cylindrical cell construction and worldwide material production. We believe this manufacturing strategy will allow us to deliver to a broad range of customer needs, from low cost, high volume to highly customized, higher value added solutions.

     We believe our strategy will allow us to expand our market opportunity. Through the sales of our current technology and the licensing and market development of our Saphion(TM) technology, we believe we are equipped to serve existing lithium-ion technology markets as well as open doors to new market opportunities.

MANUFACTURING AND SALE OF BATTERY PRODUCTS

     We have developed six standard "footprints" or battery product designs, which can be commercially produced through low cost, high volume manufacturing processes at our Northern Ireland manufacturing facility. These products are intended for use in a number of applications, including as rechargeable power sources for portable electronic devices, such as notebook computers, home personal computers, PDAs and cellular telephones.

   Cell        Capacity     Thickness x Width x Length   Weight        Key Applications
Designation     (mAh)                 (mm)                (g)
================================================================================================
VM41103103      2910          4.1 x 103 x 103              82       Designed for applications
                                                                    requiring high energy
                                                                    capacity solutions such as
                                                                    EV and SUV where weight,
                                                                    thickness or pressure
                                                                    tolerance are key
                                                                    considerations.

                                                                    Designed for applications
                                                                    requiring high energy
                                                                    capacity solutions such as
VM60103103      4360          6 x 103 x 103                121      EV and SUV where weight,
                                                                    thickness or pressure
                                                                    tolerance are key
                                                                    considerations.

                                                                    Designed for hand-held
                                                                    devices, notebook
                                                                    computers and other high
                                                                    performance applications
VM4172140       2750          4.1 x 72 x 140               79       where safety, weight,
                                                                    thickness and energy
                                                                    capacity are key
                                                                    considerations.

                                                                    Designed for hand-held
                                                                    devices, notebook
                                                                    computers and other
                                                                    advanced personal
VM6072140       4120          6 x 72 x 140                 116      electronic devices where
                                                                    energy capacity is a key
                                                                    consideration.

                                                                    Designed for PDA-phones,
                                                                    hand-held entertainment
                                                                    devices and other advanced
                                                                    personal electronic
VC315590        1290          3.1 x 55 x 90                30       devices where energy
                                                                    capacity and pulse load
                                                                    capability are key
                                                                    considerations.

VC497165        1860          4.9 x 71 x 65                42       Designed for PDA-phones,
                                                                    hand-held entertainment
                                                                    devices and other advanced
                                                                    personal electronic
                                                                    devices where energy
                                                                    capacity and pulse load
                                                                    capability are key
                                                                    considerations.

     In addition to our standard product offering, we recently launched two models of our first end-user product, the N-Charge(TM) Power System. Both models of the N-Charge(TM) Power System represent the first commercial introduction of our Saphion(TM) lithium-ion technology.

N-CHARGE(TM) SPECIFICATIONS

FEATURE                           MODEL VNC-130                  MODEL VNC-65
------------------------          ---------------------          ---------------------
High power port voltage           16-24 V DC                     16-24 V DC
Low power port voltage            5-12 V DC                      5-12 V DC
Capacity                          10 Ah                          5 Ah
Energy                            120-130 Wh                     60-65 Wh
Charge time (typical)             Up to 4 hours                  Up to 3.5 hours
Thickness                         13 mm                          13 mm
Length                            300 mm                         300 mm
Width                             230 mm                         230 mm
Weight                            1.35 kg                        .866 kg
Cycle Life                        > 600 to 70% capacity          > 600 to 70% capacity

MANUFACTURING

     We currently manufacture our six standard battery product designs at our vertically integrated manufacturing plant in Mallusk, Northern Ireland. The Northern Ireland factory began automated assembly in the first quarter of 1999 and is state-of-the-art in high-volume manufacturing equipment. We have the ability to manufacture a range of battery sizes and thickness, utilizing the following chemistries: cobalt-oxide; manganese-oxide; and phosphate. Our batteries are intended for use in multiple applications, including but not limited to, PDAs, computer accessories, cellular phones and military equipment.

     On May 29, 2002, we entered into an OEM agreement with Amperex Technology Limited, or ATL, to complement out internal manufacturing capabilities. ATL, a Hong Kong based battery manufacturer, will provide us with additional production capacity in a low cost region of the world. With this agreement and the continuing expansion of our internal capabilities, we believe that we will have sufficient capacity to meet or exceed the expected demand in fiscal 2003. This agreement, which provides ATL with a right of first refusal to manufacture our non-Saphion(TM) based batteries (but no obligation to do so), expires in May 2007.

     We currently employ approximately 120 manufacturing personnel at our facility. These employees include process engineers, chemists, supervisors and production personnel.

     Our manufacturing process is entirely vertically integrated. We begin the production process by mixing dry powders and solvents together to produce liquid slurries for the anode, cathode and separator. Each slurry is then cast into a film on one of our two 150 foot long coating lines. After coating, the material is stored in a roll of material, called films. These films are the raw materials that are later assembled through the lamination, assembly and packaging processes to become the battery.

     Our ability to produce our own films is critical in the following three aspects:

     o QUALITY CONTROL: We are able to carefully monitor and control all aspects of the film makeup to ensure that the films meet the quality standards and specifications for performance. Many of the technical characteristics of the final battery are directly determined by the characteristics of the base film.

     o DESIGN CONTROL: We customize the design of batteries in terms of desired performance and physical characteristics through our manipulation of physical and chemical properties of the films.

     o TECHNOLOGY CONTROL: We believe our strength lies in the ability to develop new battery materials and translate the new technology into high volume production. We have a strong relationship between our Research and Development and Manufacturing teams. We use a phased project approach in introducing new products into production.

     The processes we have in place at our Northern Ireland facility enable us to build and deliver high quality products to our end customers due to the integrated approach of Development, Manufacturing, Procurement and Systems Design.

RESEARCH AND PRODUCT DEVELOPMENT

     We conduct research and development and pilot production at our Henderson, Nevada facility. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our battery technology. Our areas of expertise include: chemical engineering; process control; safety; and anode, cathode and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; and analytical chemistry; and material science.

     We intend to continuously improve our technology, and are currently focusing on improving the energy density of our products. We are working to advance these improvements into production. We also are working with new materials to make further improvements to the performance of our products. Ongoing improvement in the performance of our batteries allows us to maintain our competitive advantage.

COMPETITION

     Competition in the battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are nickel cadmium, nickel metal hydride, liquid lithium ion and lithium-ion polymer batteries. We believe that our Saphion(TM) technology will compete in these traditional rechargeable battery markets and address other markets currently not being served by these technologies.

     The industry consists of major domestic and international companies, which have substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. Our primary competitors who have announced availability of either lithium-ion or lithium-ion polymer type rechargeable battery products include Sony, Sanyo, Panasonic and Toshiba, among others.

     The performance characteristics of lithium-ion batteries, in particular, have consistently improved over time as the market leaders have matured the technology. Other contenders have recently emerged with a primary focus on price competition. In addition, a number of companies are undertaking research in other rechargeable battery technologies, including work on lithium-ion polymer technology. Nevertheless, we are continually evolving our technology to meet these and other competitive threats.

     We believe that we have important technological advantages over our competitors in terms of our ability to compete in the lithium-ion polymer battery market. We believe that our battery construction and manufacturing processes allow us to produce thinner, lighter and larger footprint batteries, thus enabling us to enter a wide range of markets that do not currently use lithium-ion polymer batteries. We believe that our next generation materials will provide additional advantages in the arenas of safety, cost, size and energy density relative to competing products.

INTELLECTUAL PROPERTY

     Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

     We rely on patent protection for certain designs and products. We hold approximately 268 United States patents, which have a range of expiration dates from 2005 through 2019 and have about 64 patent applications pending in the United States. We continually prepare new patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

     In addition to potential patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures.

REGULATION

     Before we commercially introduce our batteries into certain markets, we may be required, or may decide to obtain approval of our materials and/or products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff and, if redesign were necessary, could result in a delay in the introduction of our products in those markets.

     The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulate the shipment of hazardous materials. Currently, lithium-ion batteries, because they contain no metallic lithium, are not addressed in the DOT hazardous materials regulations. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium polymer batteries. In addition, it has adopted special size limitations for applying exemptions to these batteries. Under these two standards, our batteries currently fall well below the level necessary to achieve an exempt status. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, as a result of an incident during the summer of 1999, involving another supplier of liquid button batteries that were mishandled at Los Angeles International Airport, DOT staff members are reviewing regulations. At present it is expected the equivalency standards and tests to qualify for exemption will be implemented in January, 2003. While we fall under the equivalency levels and comply with all of its safety packaging requirements, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of our products in the United States.

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

HUMAN RESOURCES

     As of June 14, 2002, we had a total of 120 regular full-time employees in the United States at our Austin, Texas headquarters and our Henderson, Nevada research and development facility. We have 40 total employees in the areas of administration, sales, legal, marketing, finance, management information systems, purchasing, quality control and shipping & receiving. We had 30 total employees in the areas of engineering, facilities maintenance and environmental health & safety. We had 50 total employees in the areas of research & development and product development; product development includes mixing, coating and assembly. In addition, as of June 14, 2002, our Dutch subsidiary had 120 regular full time employees located in Northern Ireland. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     Our corporate offices are located in a leased facility in Austin, Texas. In addition, we own a 55,000 square foot research and development facility in Henderson, Nevada. In December 2001 we paid the mortgage in full on the facility.

     Our Dutch subsidiary owns a manufacturing facility in Mallusk, Northern Ireland, with approximately 105,000 square feet. We exercised the option to purchase an adjacent facility, with approximately 50,000 square feet, under a lease purchase agreement. As of March 31, 2002 we had mortgages on the manufacturing facility of approximately $4,590,000 and $1,977,000 that bear interest at an annual rate of 5.5% and 5.75%, respectively.

     We believe that our existing facilities will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We received notification that 23 former employees of the Mallusk, Northern Ireland facility filed claims against us alleging breach of contract and lack of consultation prior to termination due to the reduction in force in March 2001 at the facility. We have settled 18 of the claims and are pursuing resolutions of the five remaining claims. We contest the claims and believe we have adequate defenses and will continue to defend our position.

     We are subject to various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 2002, we held an annual meeting of our stockholders for the fiscal year ended March 31, 2001. The following directors were elected at the meeting: Carl E. Berg, Lev M. Dawson, Stephan B. Godevais, Bert C. Roberts, Jr. and Alan F. Shugart.

     The votes cast in the election for directors were as follows (there were no votes against and no broker non-votes):

        NOMINEE               VOTES IN FAVOR            WITHHELD
        -------               --------------           -----------
        Carl E. Berg             25,167,441               915,652
        Lev M. Dawson            25,211,341               871,752
        Stephan B. Godevais      24,455,723             1,627,370
        Bert C. Roberts, Jr.     25,201,941               881,152
        Alan F. Shugart          25,196,641               886,452

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "VLNC" since May 7, 1992. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported in the Nasdaq National Market or published financial sources:

        FISCAL 2001:                                   HIGH       LOW
                                                     ---------   ---------
        Quarter ended June 30, 2000                  $ 24.375    $ 11.125
        Quarter ended September 30, 2000               23.125      13.50
        Quarter ended December 31, 2000                19.00        7.75
        Quarter ended March 31, 2001                   14.00        3.875

        FISCAL 2002:
        Quarter ended June 30, 2001                    10.25        2.875
        Quarter ended September 30, 2001                7.25        3.15
        Quarter ended December 31, 2001                 4.30        3.00
        Quarter ended March 31, 2002                    4.80        2.33

        FISCAL 2003:
        Quarter ended June 30, 2002
          (through June 21, 2002)                       3.17        1.28

     On June 21, 2002, the last reported sale price of our common shares on the Nasdaq National Market was $1.50 per share. On that date, we had 51,692,144 shares of common stock outstanding held of record by approximately 640 record holders and an estimated over 15,000 beneficial owners.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     The following table includes, as of March 31, 2002, information regarding common stock authorized for issuance under our equity compensation plans:

                       NUMBER OF SECURITIES
                       TO BE ISSUED UPON         WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                       EXERCISE OF               EXERCISE PRICE OF         REMAINING AVAILABLE OR
                       OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                       WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       EQUITY COMPENSATION PLANS
                       --------------------      --------------------      -------------------------
Equity compensation
plans approved by
security holders             4,501,592                   7.90                      2,023,253

Equity compensation
plans not approved by
security holders (1)         1,925,000                   6.45                          -

Total                        6,426,592                   7.47                      2,023,253

(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vest over four years. 25% of the options (375,000 shares) vested in May 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment. The vesting accelerates and become immediately exercisable on the date of a change of control of the Company (including if he has been terminated without good cause or resigned for good reason). Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment agreement. The exercise price of his options is $7.18 and they vest over four years. 25% of the options (56,250 shares) vested in June 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment. Options to purchase 200,000 shares were granted to Terry Standefer in August 2001 pursuant to his employment agreement. The exercise price of his options is $5.15 and they vest over four years. 25% of the options (50,000 shares) will vest in August 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment.

ITEM 6. SELECTED FINANCIAL DATA

     This section presents selected historical financial data of Valence. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. We derived the statement of operations data for the years ended March 31, 2000, March 31, 2001 and March 31, 2002 and balance sheet data as of March 31, 2001 and March 31, 2002 from the audited consolidated financial statements in this report. We derived the statement of operations data for the years ended March 29, 1998, and March 28, 1999, and the balance sheet data as of March 29, 1998, March 28, 1999, and March 31, 2000 from audited financial statements that are not included in this report.

                                                          FISCAL YEAR ENDED
                                   -----------------------------------------------------------------
                                   MARCH 29,      MARCH 28,    MARCH 31,    MARCH 31,    MARCH 31,
                                      1998          1999         2000         2001          2002
                                   -----------    ----------   ----------   ----------   -----------
                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue
License Fees                       $   ---        $  ---       $  ---       $  1,500     $   3,203
Battery and laminate sales             ---           ---          1,518        7,191         1,671
                                   -----------    ----------   ----------   ----------   -----------
Total revenue                          ---           ---          1,518        8,691         4,874

Cost and expenses:
Cost of Sales                          ---           ---          ---         19,366         8,649
INI Revenue Grant                      ---           ---          ---         (1,191)        ---
                                   -----------    ----------   ----------   ----------   -----------
Cost of Sales, Net                     ---           ---          ---         18,175         8,649
Research and product development      15,432        18,783       19,000        8,516         9,681
Marketing                                855           105          297        1,080         1,957
General and administrative             7,066         6,753        6,795       11,676        11,971
Depreciation and amortization(3)       ---           3,388        9,510       11,309         7,927
Impairment Charge                      ---           ---          ---          ---          31,884
Factory start-up costs(1)              ---           ---          3,171        ---           ---
                                   -----------    ----------   ----------   ----------   -----------
Total costs and expenses              23,353        29,029       38,773       32,581        63,420
                                   -----------    ----------   ----------   ----------   -----------
Operating loss                       (23,353)      (29,029)     (37,255)     (42,065)      (67,195)
Stockholder lawsuit(2)                 ---           ---       (30,061)        ---           ---
Interest and other income              1,174         2,980          804        1,256         2,049
Interest expense                        (528)         (643)      (1,841)      (2,332)       (4,327)
Loss on disposal of assets             ---           ---           (583)         (15)         (147)
Equity in earnings (loss) of
  Joint Venture                       (1,779)          268         (210)        (345)        ---
                                   -----------    ----------   ----------   ----------   -----------
Net loss                             (24,486)      (26,424)     (69,146)     (43,501)      (69,620)

Beneficial conversion feature
   on preferred stock                  ---          (2,865)        (560)        (591)        ---
                                   -----------    ----------   ----------   ----------   -----------
Net loss attributable to
common stockholders                $ (24,486)     $(29,289)    $(69,706)    $(44,092)    $ (69,620)
                                   ===========    ==========   ==========   ==========   ===========
Net loss per share
  attributable to common
  stockholders, basic and
  diluted                          $   (1.06)     $  (1.13)    $  (2.28)    $  (1.14)    $   (1.53)
                                   ===========    ==========   ==========   ==========   ===========
Shares used in computing  net
loss per share attributable to
common stockholders, basic and
diluted(2)                            23,010        25,871       30,523       38,840        45,504
                                   ===========    ==========   ==========   ==========   ===========

                                   MARCH 29,      MARCH 28,    MARCH 31,    MARCH 31,    MARCH 31,
                                      1998          1999         2000         2001          2002
                                                            (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents         $    8,400     $   2,454    $  24,556    $   3,755    $      623
Working capital (deficit)             (1,773)       (7,784)      16,007        5,684       (2,851)
Total assets                          42,894        38,401       58,516       86,884        30,531
Long-term debt                         4,950         8,171       12,369       20,651        34,639
Accumulated deficit                 (128,012)     (154,436)    (223,582)    (267,083)     (336,703)
Total stockholders' equity            22,962         7,955       27,845       48,214      (15,863)

---------------------
(1)(2)  See Results of Operations discussion in Item 7 Below.
(3) For the fiscal year ended March 29, 1998 such amounts are included in General & Administrative expenses.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS
(A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (C) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS". THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

BUSINESS AND BUSINESS STRATEGY

     Founded in 1989, our business has been driven primarily by our research and development efforts, which have fostered our intellectual property position, currently consisting of 818 issued and pending patents, including 268 patents issued in the United States. Since our inception, we have been focused on acquiring and developing our technology, developing our manufacturing capabilities, recruiting personnel, establishing our sales channels and pipeline and acquiring capital.

     With the appointment of Stephan B. Godevais as our Chief Executive Officer and President in May 2001, we initiated the transition of our business by broadening our marketing and sales efforts to take advantage of our strengths in research and development. With this strategic shift, our vision is to become a leader in energy solutions by drawing on the numerous benefits of our latest battery technology, the extensive experience of our management team and the significant market opportunity available to us.

     Our business strategy is to leverage our innovations in battery technology to capitalize on the significant opportunities in the energy solutions market. The strategy comprises the introduction of our "next generation" phosphate-based Saphion(TM) Lithium-ion technology; a balance of system sales and licensing; and a manufacturing plan that leverages internal capabilities as well as OEM relationships. The strategy has been separated into three phases: technology phase, product phase and customer phase, incorporating key milestones in each.

     We have introduced our phosphate-based, Saphion(TM) Lithium-ion technology and have transitioned production from research and development to our Northern Ireland manufacturing facility. We believe our Saphion(TM) technology addresses the major weaknesses of existing Lithium-ion alternatives while offering a solution that is competitive in cost and performance.

     The system sales component of the strategy involves capitalizing on our advanced technology and understanding of certain market segments to design solutions that differentiate end customers' products and to develop new, emerging markets for our Saphion(TM) Lithium-ion technology solutions. Our systems sales strategy includes (i) continuing sales of our Cobalt and Manganese based stacked polymer batteries solutions to small to mid-sized companies where the flexibility of design and thinness of the stacked polymer is paramount, (ii) developing the market for Saphion(TM) technology through our own product launches, such As the N-Charge(TM) Power System, and products designed by others, such as the Wistron deal announced in February 2002 and (iii) maximizing the adoption of Saphion(TM) technology by offering it in both polymer and cylindrical constructions.

     Our licensing strategy is to pursue technology licenses of intellectual property related to patent protected manufacturing processes and battery chemistries. Our stacked polymer battery manufacturing process and Saphion(TM) technology are our key assets in the licensing arena. In addition, we intend to partner with large material producers to leverage their manufacturing capabilities and existing sales channels. This should facilitate the rapid adoption of our Saphion(TM) technology and provide a source for licensing and royalty revenue.

     Our manufacturing strategy involves both our own manufacturing capabilities in the Northern Ireland facility and OEM relationships. In May, 2002 we entered into an OEM agreement with Amperex Technology Limited, and intend to seek additional OEM partners for cylindrical cell construction and worldwide material production. We plan to enter into contracted manufacturing arrangements with cylindrical battery manufacturers. We believe this manufacturing strategy will allow us to deliver to a broad range of customer needs from low cost, high volume to highly customized, higher value added solutions.

     We have outlined our business strategy in three phases as follows:

TECHNOLOGY PHASE: During this phase we evangelized the technology, completed our management team, announced the first major design win from a systems sales standpoint and signed an OEM agreement for the production of lithium-ion polymer batteries. This phase of our business transformation began in August 2001, and while ongoing, all but one, of our milestones have been met.

PRODUCT PHASE: During this phase we expect to complete the design of new products and continue the marketing to potential phosphate licensees, begin to launch phosphate products, announce key milestones around phosphate production and begin phosphate product ramps from both our Northern Ireland facility and OEM partners. This phase began in February 2002 with the launch of the N-Charge(TM) Power System. We are ramping up production of our phosphate batteries out of our Northern Ireland facility and are pursuing contract manufacturing arrangements with cylindrical battery manufacturers with the objective of using Saphion(TM) technology as a "drop in" lithium-ion chemistry replacement for notebook computers and communication devices.

CUSTOMER PHASE: During this phase, which will become our ongoing business, we expect to engage with customers regarding the launch of products using Saphion(TM) technology. On February 14, 2002 we announced the signing of a Memorandum of Understanding with Acer to work together to introduce the N-Charge(TM) Power System, which is powered by Saphion(TM) technology. On the same date, we announced the signing of a Memorandum of Understanding with Wistron to work together on a new mobile device that would include our Saphion
(TM) technology. On March 13, 2002, we announced that our N-Charge(TM) Power System will be featured in Hewlett-Packard's Education Solutions Portfolio product bundle for the K-12 education market. Subsequent to March 31, 2002, we began shipment of the N-Charge(TM) Power System to Hewlett Packard. We have engaged with several other Tier 1 OEMs regarding the N-Charge(TM) System and the use of our Saphion(TM) technology in other applications.

     We have established a strategy that we believe will allow us to expand our market opportunity. Through the sale of our current technology and the licensing and market development of our Saphion(TM) technology, we believe we are equipped to serve existing Lithium-ion technology markets as well as open doors to new market opportunities.

                              RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2002 (FISCAL 2002), MARCH 31, 2001 (FISCAL 2001) AND MARCH 31, 2000 (FISCAL 2000)

REVENUE. The following table summarizes the Company's revenue by type for each of the past three fiscal years:

                              MARCH 31,     PERCENTAGE   MARCH 31,    PERCENTAGE    MARCH 31,
                                2002          CHANGE       2001         CHANGE        2000
                              -----------   ----------   ----------   ----------    ---------
                                        Amounts in 000s

Battery and laminate sales     $ 1,671        -77%          $7,191       374%        $ 1,518
License and royalty
revenue                          3,203        114%           1,500        N/A              -
Total revenues                 $ 4,874        -44%          $8,691       473%        $ 1,518


BATTERY AND LAMINATE SALES: We completed our first commercial sale of batteries during February 2000. During fiscal 2001, we achieved an increase of 374% in revenue from sales of battery and laminate. In December 2000, we completed the acquisition of technology rights from Telcordia Technologies, Inc. and correspondingly completed a strategic shift away from expanding our battery and laminate sales pipeline to an emphasis on licensing and royalty revenue. During fiscal 2002, we implemented a balanced strategy leveraging revenues from both our licensing and battery and laminate lines of business. As a result of the strategic shifts, our revenue for battery and laminate sales decreased 77% to $1.7 million in fiscal 2002.

LICENSING AND ROYALTY REVENUE: In December 2000, we completed the acquisition of technology rights from Telcordia Technologies, Inc. We recorded initial revenues from licensing totaling $1.5 million during fiscal 2001. During fiscal 2002, we expanded our licensee base, including the conversion of a joint venture to a licensee, and began collecting royalties from our licensees resulting in a 114% increase in license and royalty revenue.

TOTAL REVENUES: Revenues from six significant customers represented a total of 83% of total revenues for the fiscal year and a total of 65% of the trade accounts receivable at March 31, 2002. For fiscal year 2001, five customers represented 98% of total revenues for the year and 95% of trade accounts receivable at March 31, 2001. In the fiscal year ended March 31, 2000, two customers had 98% of the total revenues for the year.

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery and laminate products. We initiated the recording of costs of sales as we ramped production and began our transition from a research and development focused organization during fiscal 2001. During fiscal 2002, we recorded cost of sales of $8.6 million. Comparably, cost of sales totaled $18.2 million during fiscal 2001, net of grant funding of $1.2 million provided by the Northern Ireland Industrial Development Board, now known as Invest Northern Ireland or INI, as a reduction of labor costs. The decrease from fiscal 2001 to fiscal 2002 represents over a 30% reduction of costs of sales as a percentage of sales. The substantial decrease in fiscal 2002 from fiscal 2001 is due to continued automation improvements in the Northern Ireland facility and the reduction in battery and laminate production volumes.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support the Company's battery and product research and development. Research and product development expense totaled $9.7 million, $8.5 million, and $19.0 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. The $1.2 million or 14% increase in research and product development expenses from fiscal 2001 to 2002 relates to the both additional engineering for development of the our first end-user product and expanded development and pilot production of our Saphion chemistry. The $10.5 million or 55% decrease in research and product development expenses from fiscal 2000 to 2001 reflects our initial transition from solely a research and development focus.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were $2.0 million, $1.1 million, and $0.3 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively. The $0.9 million or 81% increase in marketing expenses during fiscal 2002 resulted from increased personnel, the launch of a new corporate web site, the development of our on-line store, and the creation of promotional materials and sales tools. Our increased expenditures during fiscal 2002 and 2001 are in line with our transition from a research and development focused organization to a sales and customer focused entity.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal, and corporate related expenses. General and administrative expenses totaled $12.0 million, $11.7 million, and $6.8 million for the fiscal years ended March 31, 2002, 2001, and 2000 respectively. The $0.3 million or 3% increase in general and administrative expenses from fiscal 2001 to fiscal 2002 relate primarily to increased recruiting efforts associated with completion of the management team and relocation of the corporate office to Austin, Texas. The $4.9 million or 72% increase in general and administrative expenses from fiscal 2000 to fiscal 2001 was due to additional finance and management headcount, increased spending on investor relations, insurance, environmental compliance, and legal fees associated with intellectual property transactions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $7.9 million, $11.3 million, and $9.5 million for fiscal years ended March 31, 2002, 2001, and 2000, respectively. The $3.4 million or 30% decrease in depreciation and amortization expenses during fiscal 2002 resulted primarily from the impact of an impairment charge taken during the third quarter of fiscal 2002 as described below. This decrease is partially offset by depreciation for capital assets acquired during fiscal 2002.

IMPAIRMENT CHARGE: During the third quarter of fiscal 2002, we recorded an impairment charge of $31.9 million. The charge was recorded pursuant to FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". During the third quarter of fiscal 2002, we refined our business strategy and solidified our manufacturing plan and product mix. As a result, we determined that the future cash flows expected to be generated from older manufacturing equipment in our Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in a net impairment charge against property, plant and equipment and intellectual property to adjust these assets to their fair value.

FACTORY START-UP COSTS. During the fourth quarter of fiscal 2000, the Company started shipping commercial quality grade batteries under an existing purchase order. The cost of raw materials used to bring the machinery up to production quality, along with related consumables and direct labor, were separated as factory start-up costs in the amount of $3.2 million.

STOCKHOLDER LAWSUIT SETTLEMENT. As announced on February 10, 2000, we reached a settlement in the securities class-action lawsuit that had been pending against the Company. The court-approved settlement dismissed all claims against us and all other defendants without presumption or admission of any liability or wrong-doing. Under the terms of the settlement, a payment of $1.3 million in cash was made, and we issued 950,000 shares of common stock, to the class fund. We took an accounting charge during the fourth quarter of fiscal 2000 of $30.1 million or ($0.98) per share for the impact of this settlement.

INTEREST AND OTHER INCOME. Interest and other income increased 63% to $2.0 million for the fiscal year ended March 31, 2001 from $1.3 million for the fiscal year ended March 31, 2001. Interest and other income increased 56% to $1.3 million for the fiscal year ended March 31, 2001, from $804,000 for the fiscal year ended March 31, 2000. The increases in both fiscal 2002 and 2001 were due primarily to increased investment income.

INTEREST EXPENSE. Interest expense increased 86% to $4.3 million for the fiscal year ended March 31, 2002 from $2.3 million for the fiscal year ended March 31, 2001. Interest expense increased 27% to $2.3 million for the fiscal year ended March 31, 2001, from $1.8 million for the fiscal year ended March 31, 2000. The increases for both fiscal 2002 and in 2001 were the result of increased borrowings from Berg & Berg.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE. In June 2001, we reached and agreement with our joint venture partner, Hanil Telecom Co., Ltd. (Hanil Telecom) to terminate the Hanil Valence Korean joint venture. As conditions of the termination, Shinhan Bank transferred its payment guarantee obligations under a line of credit from us to Hanil Telecom and we granted a license to an affiliate of Hanil Telecom. In addition, the deferred revenue balance of $2.5 million was offset by approximately $896,000 of accounts receivable and the remaining $1.6 million balance was recorded as license revenue to recognize the license agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had cash and cash equivalents of $623,000. On April 9, 2002 we raised net proceeds of approximately $15.2 million through the sale of 6.122 million shares of our common stock. In addition, as of March 31,

2002 we had $3.5 million available under a loan agreement and $30.0 million available under an equity line of credit with Berg & Berg Enterprises. This equity line of credit is subject to stockholder approval at our 2002 annual meeting and completion of definitive documentation. We have commitments for capital expenditures for the next 12 months of approximately $1.2 million relating to specified manufacturing equipment, which is included in accrued expenses at March 31, 2002. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated. After taking into account our cash and cash equivalents, projected cash flows from licensing and systems sales and available funding from our loan agreement and equity line of credit, we expect that we will have sufficient financing through fiscal 2003 to meet our working capital, capital expenditure and investment requirements. At our current level of operations, we are using cash from operations of approximately $6.0 to $9.0 million per quarter. We expect our cash requirements to increase as our sales increase, and we intend to manage our capital expenditures based on our then available sources of cash. We may have additional sources of cash from the commercialization of our Saphion(TM) technology into new markets and customers in addition to the sale of new products announced in February 2002. However, at this time we are not able to accurately forecast cash from these sources.

     We used net cash from operations for fiscal 2002, 2001 and 2000 of $26.2 million, $38.2 million and $29.8 million, respectively. The cash used in our fiscal 2002 operating activities was primarily due to net loss and the add back of non-cash expenses, including depreciation and amortization, provision for bad debt, impairment charge, accretion of debt discount, and compensation related to issuance of stock options. The decrease in operating cash outflows was substantially due to operational improvements, lower production levels and inventory utilization in our Northern Ireland facility.

     We used $8.8 million, $21.8 million and $5.2 million in investing activities in fiscal 2002, 2001 and 2000, respectively. Capital expenditures during fiscal 2001and fiscal 2002 were primarily related to the establishment and expansion of our manufacturing facilities and equipment in our Dutch subsidiary.

     We obtained cash from financing activities of $32.4 million, $40.8 million and $57.2 million in fiscal 2002, 2001 and 2000, respectively.

     As a result of the above, we had a net decrease in cash and cash equivalents of $3.1 million and $20.8 million in fiscal 2002 and 2001; and a net increase in cash and cash equivalents of $22.1 million in fiscal 2000.

     As of March 31, 2002, our short term and long-term debt obligations were $683,000 and $34.6 million respectively. During fiscal 2002, we reached an agreement with Mr. Berg to extend the maturity date of our loan agreement with the loan balance of $14.95 million and accrued interest of $3.4 million from August 30, 2002 to September 30, 2005.

     During fiscal year 1994, we, through our Dutch subsidiary, signed an agreement with the INI to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the INI. The grants available under the agreement and offers for an aggregate of up to (pound)25.6 million, generally became available over a five-year period through October 31, 2001. As a condition to receiving funding from INI, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $16.9 million) in debt or equity financing from the Company. As of March 31, 2002, we had received grants aggregating (pound)9.4 million ($13.4 million). The amount of the grants available under the agreement and offers depends primarily on the level of capital expenditures that are made by the Company. Substantially all of the funding received under the grants is repayable to the INI if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the temporary reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the INI will bring any legal action pursuant to the Letter of Offer. We have begun discussion with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. We may not be able to meet the requirements necessary to retain grants under the INI agreement. Although it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.2 million and equipment grants of $12.2 million.

     Since inception, we have experienced significant losses and negative cash flow from operations. We believe that our existing cash and cash equivalents, anticipated cash flows from our operating activities and available financing will be sufficient to fund our working capital and capital expenditure needs through fiscal 2003. If our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.

RECENT EVENTS

     Pursuant to a Letter Agreement and Release effective March 31, 2002, we disposed of certain assets consisting of cash and investment equivalent instruments valued at approximately $18.6 million in exchange for a discharge and release of all obligations under our loan agreement with Berg & Berg Enterprises, LLC dated February 24, 2002. That loan agreement had an outstanding balance in the principal amount of $17,500,000 and accrued and unpaid interest of $1,140,370.41 at March 31, 2002.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.


                                  RISK FACTORS

                     CAUTIONARY STATEMENTS AND RISK FACTORS

     SEVERAL OF THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FACTORS ASSOCIATED WITH THE FORWARD-LOOKING STATEMENTS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED OR FORECASTED IN THIS REPORT ARE INCLUDED IN THE STATEMENTS BELOW. IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING CAUTIONARY STATEMENTS AND RISK FACTORS.

                          RISKS RELATED TO OUR BUSINESS

WE MAY HAVE A NEED FOR ADDITIONAL FINANCING.

We may need to raise additional capital. If we cannot obtain additional financing on reasonable terms, or at all, we may not be able to execute our business strategy as planned and our results of operations would suffer. At March 31, 2002, we had cash and cash equivalents of $623,000. On April 9, 2002 we raised net proceeds of approximately $15.2 million through the sale of 6.122 million shares of our common stock. In addition, at March 31, 2002 we had $3.5 million available under a loan agreement and $30.0 million available under an equity line of credit with Berg & Berg Enterprises.

Our financing commitment with Berg & Berg will enable us to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment is subject to stockholder approval at our 2002 annual meeting and completion of definitive documentation. In exchange for any amounts funded pursuant to this new agreement, we will issue to Berg & Berg restricted common stock at a customary discount to market. We will agree to register any shares we issue to Berg & Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, our achievement of operating milestones. In addition, Berg & Berg has the option to reduce the commitment to the extent we enter into a debt or equity financing arrangement with a third party at any time during the term of the commitment. As a result of the offering we completed in April 2002, Berg & Berg may elect to reduce its commitment to $13,470,600.

At our current level of operations, we are using cash from operations of approximately $6.0 to $9.0 million per quarter. To sustain our operations for a longer period of time than can be funded from operations and our commitments from Berg & Berg, we may need to seek additional financing. Our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, joint venture and business opportunities, or a request for repayment of a portion or all of our existing grants, which totaled $13.4 million at March 31, 2002, from the Northern Ireland Industrial Development Board.

ALL OF OUR ASSETS ARE PLEDGED AS COLLATERAL UNDER OUR LOAN AGREEMENTS. OUR FAILURE TO MEET THE OBLIGATIONS UNDER OUR LOAN AGREEMENTS COULD RESULT IN FORECLOSURE OF OUR ASSETS.

All of our assets are pledged as collateral under various loan agreements. If we fail to meet our obligations pursuant to these loan agreements, our lenders may declare all amounts borrowed from them to be due and payable together with accrued and unpaid interest. If we are unable to repay our debt, these lenders could proceed against our assets.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $336.7 million as of March 31, 2002. We have negative working capital of $2.9 million as of March 31, 2002, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2003, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR SAPHION(TM) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success is dependent on the acceptance of our batteries and the products using our batteries in their markets. Market acceptance may depend on a variety of factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we or our customers are unable to gain any significant market acceptance for Saphion(TM) technology based batteries, our business will be adversely affected. It is too early to determine if Saphion(TM) technology based batteries will achieve significant market acceptance.

IF WE ARE UNABLE TO DEVELOP, MANUFACTURE AND MARKET PRODUCTS THAT GAIN WIDE CUSTOMER ACCEPTANCE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

The process of developing our products is complex and uncertain, and failure to anticipate customers' changing needs and to develop products that receive widespread customer acceptance could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

FAILURE TO DEVELOP SALES CHANNELS FOR OUR CURRENT AND FUTURE END-USER PRODUCTS WOULD SIGNIFICANTLY IMPACT OUR FUTURE REVENUE AND PROFITABILITY.

We introduced the N-Charge(TM) Power System, our first end-user product in February 2002. We must develop reliable sales channels for distribution of our N-Charge(TM) product and any future end-user products. If our N-Charge(TM) product is not commercially accepted, our results of operations will be adversely affected. In addition, failure to develop effective sales channels will significantly impact our future revenue and profitability.

OUR FAILURE TO DEVELOP PARTNERSHIPS WITH OTHER BATTERY MANUFACTURERS WILL LIMIT OUR ABILITY TO WIDELY INTRODUCE OUR PHOSPHATE CHEMISTRY TECHNOLOGY INTO THE MARKETPLACE AND COULD SIGNIFICANTLY IMPACT OUR SALES AND PROFITABILITY IN FUTURE PERIODS.

To successfully implement our business strategy of broadly disseminating the Saphion(TM) technology, we intend to develop relationships with manufacturers of lithium-ion batteries using stacked polymer technology as well as cylindrical battery manufacturers. Our failure to develop these relationships will limit our ability to widely introduce our phosphate chemistry technology into the marketplace and could significantly impact our sales and profitability in future periods.

WE RECENTLY FORMED RELATIONSHIPS WITH THREE OF THE WORLD'S LEADING PERSONAL COMPUTER VENDORS. THESE RELATIONSHIPS MAY NOT RESULT IN SALES OR PROFITABILITY.

We recently entered into a Memorandum of Understanding with each of Acer and Wistron for the development of devices using our technology. Additionally, we have entered into a relationship with Hewlett-Packard in which our N-Charge(TM) product will be featured in Hewlett-Packard's Education Solutions Portfolio product bundle. Subsequently, Hewlett Packard placed an initial purchase order and we began shipment of the N-Charge(TM) product in April, 2002. Neither the Memoranda of Understanding with Acer or Wistron nor the relationship with Hewlett-Packard requires the companies to make any financial commitments to us and may not lead to additional purchase orders. As a result, these relationships may not result in significant sales of products incorporating our Saphion(TM) technology, including sales of our N-Charge(TM) product. If these relationships result in additional sales, we cannot assure you that they will be profitable. If these relationships do not lead to significant purchase orders, our future revenues and profitability may be materially adversely affected.

BECAUSE OUR BATTERIES ARE INTENDED PRIMARILY TO BE INCORPORATED INTO OTHER PRODUCTS, WE WILL NEED TO RELY ON ORIGINAL EQUIPMENT MANUFACTURERS TO COMMERCIALIZE OUR PRODUCTS. WE MAY NOT OBTAIN ADEQUATE ASSISTANCE FROM THESE THIRD PARTIES TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

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

FAILURE TO IMPLEMENT AN EFFECTIVE LICENSING BUSINESS STRATEGY COULD ADVERSELY AFFECT OUR REVENUE, CASH FLOW AND PROFITABILITY.

In December 2000, we acquired the intellectual property assets of Telcordia Technologies, Inc. As a result of the acquisition of these intellectual property assets and the internal development of our Saphion(TM) technology, we significantly increased the role of licensing in our business strategy. We have not entered into any licensing agreements for our Saphion(TM) technology. Our future operating results could be affected by a variety of factors including:

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

Our future success will also depend on our ability to execute our licensing operations simultaneously with our other business activities. If we fail to substantially expand our licensing activities while maintaining our other business activities, our results of operations and financial condition will be adversely affected.

FAILURE TO OBTAIN INTERNATIONAL REGULATORY APPROVAL FOR COMMERCIAL SHIPMENTS OF PHOSPHATE MATERIAL WOULD CAUSE DELAYS IN THE PRODUCTION RAMP PLAN FOR OUR BATTERY TECHNOLOGY AND RESULT IN DELAYS OR LOSSES OF REVENUES ASSOCIATED WITH THAT PLAN.

We currently are shipping phosphate material from our facility in Henderson, Nevada to our manufacturing facility in Mallusk, Northern Ireland as research and development material. We must receive regulatory approval from the appropriate international regulatory entities to ship commercial quantities of the material. Failure to obtain the appropriate regulatory approvals internationally would cause delays in the production ramp plan for our battery technology and result in delays or losses of revenue associated with that plan.

OUR FAILURE TO COST-EFFECTIVELY MANUFACTURE BATTERIES IN COMMERCIAL QUANTITIES, WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS, COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.

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

FAILURE TO SCALE UP OUR MANUFACTURING FACILITY WILL HARM OUR CUSTOMER RELATIONS AND THREATEN FUTURE PROFITS.

We have begun to manufacture batteries on a commercial scale to fulfill purchase orders and we are able to produce sufficient quantities of batteries for short term needs. We continue to install, de-bug and qualify equipment in our manufacturing facility. If we fail to develop and efficiently operate a large scale manufacturing facility capable of cost-effectively producing significant quantities of batteries according to customer specifications, our ability to serve the needs of our customers will be harmed and our future sales and profits will be threatened.

OUR PATENT APPLICATIONS MAY NOT RESULT IN ISSUED PATENTS.

Patent applications in the United States are maintained in secrecy until the patents issue or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. We also can not be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that patent applications we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our operations.

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

We have established a program for intellectual property documentation and protection in order to safeguard our technology base. We intend to vigorously pursue enforcement and defense of our patents and our other proprietary rights. We could incur significant expenses in preserving our proprietary rights, and these costs could harm our financial condition. We also are attempting to expand our intellectual property rights through our applications for new patents. We cannot be certain that our pending patent applications will result in issued patents or that our issued patents will afford us protection against a competitor. Our inability to protect our existing proprietary technologies or to develop new proprietary technologies may substantially impair our financial condition and results of operations.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US COULD BE TIME CONSUMING AND EXPENSIVE TO DEFEND, AND IF ANY OF OUR PRODUCTS OR PROCESSES ARE FOUND TO BE INFRINGING, WE MAY NOT BE ABLE TO PROCURE LICENSES TO USE PATENTS NECESSARY TO OUR BUSINESS AT REASONABLE TERMS, IF AT ALL.

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

OUR ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES IS LIMITED AND MAY PREVENT US FROM FULFILLING ORDERS.

We are actively soliciting additional purchase orders. We are qualifying additional automated equipment at our facility in Mallusk, Northern Ireland which will provide us with sufficient capacity to assemble batteries in high volumes. We expect this equipment to be fully operational during the second quarter of fiscal 2003. If we cannot rapidly increase our production capabilities to make sufficient quantities of commercially acceptable batteries, we may not be able to fulfill purchase orders in a timely manner, if at all. In addition, we may not be able to procure additional purchase orders, which could cause us to lose existing and future customers, purchase orders, revenue and profits.

IF OUR BATTERIES FAIL TO PERFORM AS EXPECTED, WE COULD LOSE EXISTING AND FUTURE BUSINESS, AND OUR LONG-TERM ABILITY TO MARKET AND SELL OUR BATTERIES COULD BE HARMED.

If we manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. Even if the performance failure is corrected, this performance failure might have the long-term effect of harming our ability to market and sell our batteries.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUES, AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED IF WE WERE TO LOSE THE BUSINESS OF ANY ONE OF THEM.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that any of the following events could occur:

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

WE HAVE FOUR KEY EXECUTIVES. THE LOSS OF A SINGLE EXECUTIVE OR THE FAILURE TO HIRE AND INTEGRATE CAPABLE NEW EXECUTIVES COULD HARM OUR BUSINESS.

Other than our written employment agreement with Stephan B. Godevais, our President and Chief Executive Officer, we do not have written employment contracts and do not have key man life insurance policies with respect to any of our key members of management. Without qualified executives, we face the risk that we will not be able to effectively run our business on a day-to-day basis or execute our long-term business plan.

OUR REVENUE FROM LICENSE FEES AND ROYALTIES WILL DEPEND SIGNIFICANTLY ON THE SUCCESS OF OUR LICENSEES AND THE MARKET DEMAND FOR THEIR PRODUCTS.

We expect to generate income from license fees as well as ongoing royalties based on sales by licensees that design, manufacture and sell batteries incorporating our technology. License fees will be nonrefundable and may be paid in one or more installments. Ongoing royalties will be nonrefundable and generally based on a percentage of the selling price of the batteries that incorporate our technology sold by the licensee. Because we expect to derive a portion of our future revenues from royalties on shipments by our licensees, our future success depends upon the ability of our licensees to develop and introduce high volume batteries that achieve and sustain market acceptance. If our licensees are not successful or the demand for lithium-ion polymer batteries, Saphion(TM) technology batteries or devices utilizing these batteries does not increase, our revenues and profitability will be adversely affected. In addition, our license fee revenues depend on our ability to gain additional licensees within existing and new markets.

A reduction in the demand for lithium-ion polymer batteries, Saphion(TM) technology batteries, our loss of key existing licensees or our failure to gain additional licensees could have a material adverse effect on our business.

THERE IS A POTENTIAL SALES-CHANNEL CONFLICT BETWEEN OUR FUTURE TECHNOLOGY LICENSEES AND US.

The acquisition of the Telcordia intellectual property assets and our Saphion(TM) technology licensing strategy has added significant diversity to our overall business structure and our opportunities. We recognize that there is potential for a conflict among our sales channels and those of our future technology licensees. Although our manufacturing and marketing business generally is complimentary to our licensing business, sales-channel conflicts may arise. If these potential conflicts do materialize, we may not be able to mitigate the effect of a conflict that, if not resolved, may impact our results of operations.

OUR OXIDE-BASED BATTERIES, WHICH NOW COMPRISE A SMALL PORTION OF OUR AVAILABLE PRODUCTS, CONTAIN POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

In the event of a short circuit or other physical damage to an oxide based battery, a reaction may result with excess heat or a gas being generated and released. If the heat or gas is not properly released, the battery may be flammable or potentially explosive. We could, therefore, be exposed to possible product liability litigation. In addition, our batteries incorporate potentially dangerous materials, including lithium. It is possible that these materials may require special handling or that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Battery pack assemblers using batteries incorporating technology similar to ours include special safety circuitry within the battery to prevent such a dangerous condition. We expect that our customers will have to use a similar type of circuitry in connection with their use of our oxide-based products.

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

WE DEPEND UPON THE CONTINUED OPERATION OF OUR NORTHERN IRELAND FACILITY. OPERATIONAL PROBLEMS AT THIS FACILITY COULD HARM OUR BUSINESS.

Our revenues are dependent upon the continued operation of our manufacturing facility in Northern Ireland. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, we have obtained permits to conduct our business as currently operated at the facility. If the facility were destroyed and rebuilt there is a possibility that these permits would not remain effective at the current location, and we may not be able to obtain similar permits to operate at another location. The occurrence of these or any other operational problems at our Northern Ireland facility may harm our business.

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

     o fluctuations in currency exchange rates relative to the United States dollar could make our batteries and our technology unaffordable to foreign purchasers and licensees or more expensive compared to those of foreign manufacturers and licensors;

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

To implement our growth strategy successfully, we will have to increase our staff, primarily with personnel in sales, marketing, and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. Failure in any of these areas could impair our ability to execute our plans for growth and adversely affect our future profitability.

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

THE LIMITED NUMBER OF SKILLED WORKERS IN NORTHERN IRELAND COULD AFFECT THE SUCCESS OF OUR IMPROVEMENTS IN THE MANUFACTURING FACILITY.

We may need to hire and train additional manufacturing workers. The availability of skilled workers in Northern Ireland is limited because of a relatively low unemployment rate. As a result, we face the risk that we may not:

     o hire and train the new manufacturing workers necessary for the ramp-up of our Mallusk, Northern Ireland manufacturing facility;

     o    develop improved processes;

     o    implement multiple production lines; or

     o    efficiently operate the Mallusk facility.

Our failure to efficiently automate our production on a timely basis, if at all, could damage our reputation, relationships with future and existing customers, cause us to lose business and potentially prevent us from establishing the commercial viability of our products.

POLITICAL INSTABILITY IN NORTHERN IRELAND COULD INTERRUPT MANUFACTURING OF OUR BATTERIES AND END-USER PRODUCTS AT OUR NORTHERN IRELAND FACILITY AND CAUSE US TO LOSE SALES AND MARKETING OPPORTUNITIES.

Northern Ireland has experienced significant social and political unrest in the past and we cannot assure you that these instabilities will not continue in the future. Any political instability in Northern Ireland could temporarily or permanently interrupt our manufacturing of batteries and end-user products at our facility in Mallusk, Northern Ireland. Any delays could also cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

IF COMPETING TECHNOLOGIES THAT OUTPERFORM OUR BATTERIES WERE DEVELOPED AND SUCCESSFULLY INTRODUCED, THEN OUR PRODUCTS MIGHT NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR TARGETED MARKET SEGMENTS.

Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Other companies are seeking to enhance traditional battery technologies, such as lead acid and nickel cadmium or have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems, and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

We have invested in research and development of next-generation technology in energy solutions. If we are not successful in developing and commercially exploiting new energy solutions based on new materials, or we experience delays in the development and exploitation of new energy solutions, compared to our competitors, our future growth and revenues will be adversely affected.

OUR PRINCIPAL COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO AND THEY MAY THEREFORE DEVELOP BATTERIES SIMILAR OR SUPERIOR TO OURS OR OTHERWISE COMPETE MORE SUCCESSFULLY THAN WE DO.

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with original equipment manufacturers and other customers. We believe that our primary competitors are existing suppliers of liquid lithium-ion, competing polymer and, in some cases, nickel metal-hydride batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT and Electrovaya. All of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, which include laptops, cellular telephones and personal digital assistant products, on the basis of performance, size and shape, cost and ease of recycling. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

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

As of June 21, 2002, our officers, directors, and their affiliates as a group beneficially owned approximately 12.1% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 51,692,144 shares of common stock as of June 21, 2002. In addition, at June 21, 2002, we had 5,461,629 shares of our common stock reserved for issuance under outstanding options and warrants, and 12,066,000 additional shares reserved for issuance under our stock option plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2002. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The Company has long term debt, in the form of two building mortgages, which bear interest at a adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.5% and 5.75%, respectively at March 31, 2002). The Company also has long-term debt in the form of two loans, which matures in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lenders borrowing rate ( 9% at March 31, 2002) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for the Company's long-term debt.

                        2003     2004     2005      2006      2007    THEREAFTER    TOTAL
                      -------  -------  --------  --------  --------  ----------  ----------
                                                      (dollars in thousands)
Liabilities:
Fixed rate debt:         --       --        --     16,436       --          --     16,436
Variable rate debt      683      734       776     15,771      869       2,684     21,517


Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto appear on pages F-3 to F-23 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation will appear in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management of the Company will appear in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by this reference.

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

     (4) EXHIBITS -- See Exhibit Index on pages 34-36 of this Form 10-K Annual Report.

(b) The Company filed the following reports on Form 8-K during the last quarter of the period for which this Form 10-K covers:

          (i) Form 8-K filed February 15, 2002 reporting under Item 5;
          (ii) Form 8-K filed March 14, 2002 reporting under Item 5;
          (iii) Form 8-K filed March 18, 2002 reporting under Item 5; and
          (iv) Form 8-K filed March 22, 2002 reporting under Item 5.

(c)       See Exhibit Index on pages 34-36 of this Form 10-K Annual Report.

EXHIBIT INDEX

EXHIBIT NO.

3.1(1)         Second Restated Certificate of Incorporation of the Company

3.2(2) Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on July 27, 1998

3.3(3) Certificate of Designation of Series B Convertible Preferred Stock, as filed with the Delaware Secretary of State on December 17, 1998.

3.4(7) Amendment to the Second Restated Certificate of Incorporation of the Company

3.5            Second Amended and Restated Bylaws of the Company.

4.1(2)         Form of Warrant to Baccarat Electronics, Inc.

4.2(3)         Form of Warrant to Placement Agent.

4.3(3)         Form of Warrant to CC Investments (Investor).

4.4(3) Amended and Restated Registration Rights Agreement dated December 11, 1998 by and between the Company and CC Investments, LDC.

4.5(8) Registration Rights Agreement dated July 1, 2000 between the Company and Acqua Wellington Value Fund Ltd.

4.6(8)         Form of Warrant dated July 1, 2000 to Acqua Wellington Value Fund
               Ltd.

4.7(10) Registration Rights Agreement with the 1981 Kara Ann Berg Trust dated January 13, 2001.

4.8 Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC).

4.9(11) Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC.

4.10(11) Security Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC.

4.11(11) Amendment No. 7 to Original Loan Agreement between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001.

4.12 Amendment No. 8 to Original Loan Agreement and Amendment to Second Amended Promissory Note between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated February 11, 2002.

4.13(11) Promissory Note dated October 5, 2001 issued by the Company to Berg & Berg Enterprises, LLC.

4.14(11)       Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC.

10.1(9) Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers.

10.2(9) Form of Common Stock Purchase Agreement by and between the Company and Ridgeway Investment Limited, dated November 29, 1999.

10.3(9) Common Stock Purchase Agreement dated July 1, 2000 between the Company and Acqua Wellington Value Fund Ltd.

10.4(4)(*)     1990 Stock Option Plan as amended on October 3, 1997.

10.5(5) 1996 Non-Employee Directors' Stock Option Plan as amended on October 3, 1997.

10.6(9)        2000 Stock Option Plan.

10.7(6)        Promissory Note issued by Lev M. Dawson to Valence Technology,
               Inc.

10.8(6)        Promissory Note issued by Lev M. Dawson to Valence Technology,
               Inc.

10.9(6) Stock Pledge Agreement dated March 5, 1998 by Lev M. Dawson (included as Exhibit E to Exhibit 10.7 and Exhibit 10.8).

10.10(10)      Financing commitment letter from Carl Berg dated June 27, 2001.

10.11(12)      Financing commitment letter agreement between the Company and
               Berg & Berg Enterprises, LLC dated March 12, 2002.

10.12(10)      Employment agreement with Stephan B. Godevais dated May 2, 2001.

10.13(10)      Purchase Agreement with Telcordia Technologies, Inc. dated
               November 3, 2000.

10.14(10)      License Back Agreement with Telcordia Technologies, Inc. dated
               November 3, 2000.

10.15(10)      Amendment Agreement with Telcordia Technologies, Inc. dated
               November 3, 2000.

10.16(10)      Asset Purchase Agreement with West Coast Venture Capital, Inc.
               and the 1981 Kara Ann Berg Trust dated January 13, 2001.

10.17(10)      Guaranty dated January 13, 2001 by the 1981 Kara Ann Berg Trust.

10.18          Option Agreement for Stephan Godevais dated May 2, 2001

10.19          Option Agreement for Joseph Lamoreux dated June 4, 2001

10.20          Option Agreement for Terry Standefer dated August 20, 2001

21.1           List of subsidiaries of the Company.

23.1           Consent of Independent Auditors.

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

               (6)  INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE
                    SCHEDULE 13-D FILED BY LEV M. DAWSON ON MARCH 16, 1998.

               (7) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S SCHEDULE 14A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2000.

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

               (10) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE
                    COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 2, 2001.

               (11) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE
                    COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 19, 2002.

               (12) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE
                    COMPANY'S FORM 8-K DATED MARCH 20, 2002, AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 22, 2002.

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

                                         VALENCE TECHNOLOGY, INC.



Dated: July 1, 2002                      By:/S/ STEPHAN B. GODEVAIS
                                            -----------------------------------
                                            Stephan B. Godevais
                                            Chief Executive Officer,
                                            President and Chairman of the Board

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Stephan
B. Godevais and Kevin W. Mischnick, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     IN ACCORDANCE WITH EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                Name                                 Position                        Date
-------------------------------------    ----------------------------------   -------------------
                                         Chief Executive Officer,             July 1, 2002
                                         President and Chairman of the
                                         Board (Principal Executive
/s/ Stephan B. Godevais                  Officer)
--------------------------------
Stephan B. Godevais

                                         Vice President of Finance            July 1, 2002
                                         (Principal Financial and
/s/ Kevin W. Mischnick                   Accounting Officer)
--------------------------------
Kevin W. Mischnick


/s/ Carl E. Berg                         Director                             July 1, 2002
--------------------------------
Carl E. Berg


/s/ Bert C. Roberts, Jr.                 Director                             July 1, 2002
--------------------------------
Bert C. Roberts, Jr.


/s/ Alan F. Shugart                      Director                             July 1, 2002
--------------------------------
Alan F. Shugart

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements






VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

                                                                           PAGES
CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report...............................................F-2
  Consolidated Balance Sheets as of March 31, 2002 and March 31, 2001........F-3
  Consolidated Financial Statements for the years ending March 31, 2002,
    March 31, 2001 and March 31, 2000:
      Consolidated Statements of Operations and Comprehensive Loss...........F-4
      Consolidated Statements of Stockholders' Equity (Deficit)..............F-5
      Consolidated Statements of Cash Flows..................................F-6
  Notes to Consolidated Financial Statements.........................F-7 to F-23



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc. and subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP


Austin, Texas
May 24, 2002


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  March 31,        March 31,
                           ASSETS                                   2002              2001
                                                                -------------     ------------
Current assets:
    Cash and cash equivalents                                   $        623      $     3,755
    Trade receivables, net of allowance of $312 and $0
       as of March 31, 2002 and March 31, 2001, respectively             362            2,956
    Short term investments                                                 -            5,133
    Inventory, net                                                     2,589            4,825
    Other current assets                                               1,552            1,798
                                                                -------------     ------------
           Total current assets                                        5,126           18,467

Long term investments                                                      -           12,554
Property, plant and equipment, net                                    14,166           30,173
Intellectual property, net                                            11,239           25,690
                                                                -------------     ------------
                  Total assets                                  $     30,531      $    86,884
                                                                =============     ============

     LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of long-term debt                           $        683      $     1,686
    Accounts payable                                                   2,548            5,396
    Accrued expenses                                                   2,632            3,340
    Grant payable                                                      1,553            1,713
    Accrued payroll and benefits                                         561              648
                                                                -------------     ------------
           Total current liabilities                                   7,977           12,783

Deferred revenue                                                           -            2,500
Long-term interest                                                     3,778                -
Long-term debt, less current portion                                   5,884            4,568
Long-term debt to stockholder                                         28,755           16,083
                                                                -------------     ------------
           Total liabilities                                          46,394           35,934
                                                                -------------     ------------
Commitments and contingencies

Mandatorily redeemable convertible preferred stock
  Authorized: 10,000,000 shares
    Series B, $0.001 par value, Issued and outstanding:
    0 and 3,500 shares at March 31, 2002 and March 31, 2001
    (Liquidation value: $0 and $3,973)                                     -            2,736

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized: 100,000,000 shares,
  Issued and outstanding: 45,570,144 and 44,421,974 shares
      at March 31, 2002 and March 31, 2001, respectively                  46               44
Additional paid-in capital                                           331,038          325,103
Notes receivable from stockholder                                     (5,990)          (5,713)
Accumulated deficit                                                 (336,703)        (267,083)
Accumulated other comprehensive loss                                  (4,254)          (4,137)
                                                                -------------     ------------
      Total stockholders' equity (deficit)                           (15,863)          48,214
                                                                -------------     ------------

        Total liabilities, mandatorily redeemable
          convertible preferred stock and
            stockholders' equity (deficit)                      $     30,531      $    86,884
                                                                =============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Years Ended
                                                         -------------------------------------
                                                          March 31,    March 31,    March 31,
                                                            2002         2001         2000
                                                         -----------  -----------  -----------
Revenue:
   License and royalty revenue                           $    3,203   $    1,500   $        -
   Battery and laminate sales                                 1,671        7,191        1,518
                                                         -----------  -----------  -----------
       Total revenues                                         4,874        8,691        1,518
                                                         -----------  -----------  -----------
Cost of sales:                                                8,649       19,366            -
   INI revenue grant                                              -       (1,191)           -
                                                         -----------  -----------  -----------
       Net cost of revenue                                    8,649       18,175            -
                                                         -----------  -----------  -----------
Gross profit (loss)                                          (3,775)      (9,484)       1,518
                                                         -----------  -----------  -----------
Operating expenses:
   Research and product development                           9,681        8,516       19,000
   Marketing                                                  1,957        1,080          297
   General and administrative                                11,971       11,676        6,795
   Depreciation and amortization                              7,927       11,309        9,510
   Asset impairment charge                                   31,884            -            -
   Factory start-up costs                                         -            -        3,171
                                                         -----------  -----------  -----------
       Total operating expenses                              63,420       32,581       38,773
                                                         -----------  -----------  -----------
Operating loss                                              (67,195)     (42,065)     (37,255)

Stockholder lawsuit settlement                                    -            -      (30,061)
Interest and other income                                     2,049        1,256          804
Interest expense                                             (4,327)      (2,332)      (1,841)
Loss on disposal of property, plant and equipment              (147)         (15)        (583)
Equity loss of Joint Venture                                      -         (345)        (210)
                                                         -----------  -----------  -----------
Net loss                                                    (69,620)     (43,501)     (69,146)

Beneficial conversion feature and accretion
to redemption value on preferred stock                            -         (591)        (560)
                                                         -----------  -----------  -----------
Net loss attributable to common stockholders             $  (69,620)  $  (44,092)  $  (69,706)
                                                         ===========  ===========  ===========
Other comprehensive loss:
   Net loss                                              $  (69,620)  $  (43,501)  $  (69,146)
   Change in foreign currency translation adjustments          (117)      (4,303)        (603)
                                                         -----------  -----------  -----------
       Comprehensive loss                                $  (69,737)  $  (47,804)  $  (69,749)
                                                         ===========  ===========  ===========
Net loss per share attributable to
    common stockholders - Basic and diluted               $  (1.53)   $    (1.14)  $    (2.28)
                                                         ===========  ===========  ===========
Weighted average common shares used in per share
    computation attributable to common stockholders -
      Basic and diluted                                      45,504       38,840       30,523
                                                         ===========  ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) for
                 the years ended March 31, 2002, 2001, and 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                Notes                    Accumulated
                                                                Additional   Receivable                     Other
                                                Common Stock     Paid-in        from       Accumulated   Comprehensive
                                               Shares   Amount   Capital     Stockholder     Deficit         Loss        Totals
                                              -------- -------- -----------  -----------   ------------  -------------  ----------
Balances, March 28, 1999                       26,722   $   27   $ 166,457    $(5,158)     $ (154,436)     $    769     $   7,659
   Exercise of stock options
     at $1.00 to $8.56 per share                  696        1       3,177                                                  3,178
   Sale of stock to private investors           5,513        6      47,400                                                 47,406
   Issuance of common stock warrants                                 1,372                                                  1,372
   Conversion of preferred stock                2,260        2       6,628                                                  6,630
   Conversion of warrants                         393                  291                                                    291
   Conversion of note payable                     305                1,540                                                  1,540
   Stock compensation                                                  332                                                    332
   Stockholder lawsuit settlement                 950        1      29,449                                                 29,450
   Interest receivable from stockholder                                          (281)                                       (281)
   Net loss                                                                                   (69,146)                    (69,146)
   Beneficial conversion feature on
     preferred stock                                                  (560)                                                  (560)
   Change in translation adjustment                                                                            (603)         (603)
                                             --------- --------  ----------  ---------     ----------      ---------    ----------

Balances, March 31, 2000                       36,839       37     256,086     (5,439)       (223,582)          166        27,268
   Exercise of stock options at $2.63 to
     $8.38 per share                              243                1,243                                                  1,243
   Sale of stock to private investors             847        1      12,499                                                 12,500
   Stock issued to acquire Telcordia
     Technology (Purchase of intellectual
       property)                                3,000        3      26,233                                                 26,236
   Stock issued to acquire WCVC assets
     (Purchase of investments)                  3,493        3      29,633                                                 29,636
   Interest receivable from stockholder                                          (274)                                       (274)
   Net Loss                                                                                   (43,501)                    (43,501)
   Beneficial conversion feature on
     preferred stock                                                  (591)                                                  (591)
   Change in translation adjustment                                                                          (4,303)       (4,303)
                                             --------- --------  ----------  ---------     ----------      ---------    ----------
Balances, March 31, 2001                       44,422       44   $ 325,103     (5,713)       (267,083)       (4,137)       48,214
   Exercise of stock options at $3.13 to
      $4.94, per share                             39        1         172                                                    173
   Conversion of preferred stock                1,109        1       2,735                                                  2,736
   Issuance of common stock warrants                                 2,768                                                  2,768
   Stock compensation                                                  260                                                    260
   Interest receivable from stockholder                                          (277)                                       (277)
   Net Loss                                                                                   (69,620)                    (69,620)
   Change in translation adjustment                                                                            (117)         (117)
                                             --------- --------  ----------  ---------     ----------      ---------    ----------
Balances, March 31, 2002                       45,570   $   46   $ 331,038   $ (5,990)     $ (336,703)     $ (4,254)    $ (15,863)
                                             --------- --------  ----------  ---------  ------------- --------------    ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                          Years Ended
                                                                          ---------------------------------------
                                                                          March 31,      March 31,      March 31,
                                                                            2002           2001          2000
                                                                         -----------    -----------   -----------
Cash flows from operating activities:
  Net loss                                                               $  (69,620)    $  (43,501)   $ (69,146)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                           7,927         11,309        9,510
      Provision for bad debt                                                    312              -            -
      Accretion of debt discount                                              1,003            651          586
      Impairment charge                                                      31,884              -            -
      Loss on disposal of property, plant, & equipment                          147             15          583
      Compensation related to stock options                                     260              -          332
      Interest income on shareholder note receivable                           (277)          (274)        (281)
      Non-cash charge from stockholder lawsuit settlement                         -              -       29,450
      Equity in loss of Joint Venture                                             -            345          210
  Changes in operating assets and liabilities:
      Trade receivables                                                       2,288         (2,911)        (438)
      Other current assets                                                      253            687       (1,445)
      Inventory                                                               2,243         (3,185)      (1,641)
      Accounts payable                                                       (2,868)           224        4,485
      Accrued expenses and long-term interest                                 2,788         (1,581)      (2,034)
      Deferred revenue                                                       (2,500)             -            -
                                                                         -----------    -----------   ----------
          Net cash used in operating activities                             (26,160)       (38,221)     (29,829)
                                                                         -----------    -----------   ----------
Cash flows from investing activities:
      Purchases of property, plant and equipment                             (8,947)       (21,758)      (6,507)
      Proceeds from disposal of property, plant, & equipment                      -              -        1,269
      Proceeds from investments                                                 154              -            -
                                                                         -----------    -----------   ----------
          Net cash used in investing activities                              (8,793)       (21,758)      (5,238)
                                                                         -----------    -----------   ----------
Cash flows from financing activities:
      Property and equipment grants                                               -          5,822            -
      Acquisition of West Coast Venture Capital Assets                            -         11,949            -
      Borrowings of long-term debt                                           34,065         10,052        5,450
      Other long-term debt                                                   (1,836)          (702)        (434)
      Proceeds from issuance of common stock and warrants,
          net of issuance costs                                                 173         13,728       52,216
                                                                         -----------    -----------   ----------
          Net cash provided by  financing activities                         32,402         40,849       57,232
                                                                         -----------    -----------   ----------
  Effect of foreign exchange rates on cash and cash equivalents                (581)        (1,671)         (63)
                                                                         -----------    -----------   ----------
Increase (decrease) in cash and cash equivalents                             (3,132)       (20,801)      22,102
Cash and cash equivalents, beginning of year                                  3,755         24,556        2,454
                                                                         -----------    -----------   ----------
Cash and cash equivalents, end of year                                   $      623     $    3,755    $  24,556
                                                                         ===========    ===========   ==========
  Supplemental Information:
    Interest paid                                                        $      366     $      461    $     373
    Noncash investing and financing activities:
      Fair value of warrants issued in connection with long-term
        debt to stockholder                                                   2,768              -        1,372
      Conversion of preferred stock to common stock                           2,736              -        6,630
      Exchange of long-term debt and accrued interest expense for
        West Coast Venture Capital Assets and accrued interest income        18,485              -            -
      Exchange of common stock for Telcordia technology                           -         26,236            -
      Exchange of common stock for West Coast Venture Capital assets              -         29,636            -
      Beneficial conversion feature on preferred stock                            -            591          560
      Conversion of note payable to common stock                                  -              -        1,540
      Conversion of warrants to common stock                                      -              -          291


              The accompanying notes are an integral part of these
                       consolidated financial statements.


1.  BUSINESS AND BUSINESS STRATEGY:

    Valence Technology, Inc. (with its subsidiaries, "the Company") was founded in 1989. The Company's business has been driven primarily by its research and development efforts, which have fostered the Company's intellectual property position, currently consisting of 818 issued and pending patents, including 268 patents issued in the United States. Since its inception, the Company has been focused on acquiring and developing its technology, developing its manufacturing capabilities, recruiting personnel, establishing its sales channels and pipeline and acquiring capital.

    With the appointment of Stephan B. Godevais as its Chief Executive Officer and President in May 2001, the Company initiated the transition of its business by broadening its marketing and sales efforts to take advantage of its strengths in research and development. With this strategic shift, the Company's vision is to become a leader in energy solutions by drawing on the numerous benefits of its latest battery technology, the extensive experience of the Company's management team and the significant market opportunity available to it.


    Historically, the Company focused its product development on the application of its cobalt-oxide and manganese-oxide based lithium-ion technology to the mobile communications market. Lithium-ion polymer batteries such as these are well suited for applications including notebook computers, cellular telephones and personal digital assistants, or PDAs, because they can be uniquely manufactured as thin as one millimeter.

    Recently, the Company unveiled its new lithium-ion technology, which utilizes a phosphate-based cathode material. The Company has branded its phosphate-based lithium-ion technology, Saphion(TM) technology, and believes that it addresses the major weaknesses of existing oxide based lithium-ion alternatives while offering a solution that is competitive in cost and performance. The Company believes phosphate, in combination with different metals, enables greater energy density than oxide technologies, whether cobalt or manganese. The Company believes that these characteristics, along with the safety attributes of Saphion(TM) technology, enable it to be designed into a wide variety of products in markets not served by current lithium-ion solutions, including, among others, consumer electronics, appliances, toys, vehicles, uninterrupted power supply systems and other industrial applications. Saphion(TM) technology will allow the Company to offer solutions in the form of safer, environmentally friendly, lower-cost, higher performance energy products which are becoming increasingly critical in today's energy solutions market.

    The Company's business strategy is enhanced by the substantial and broad based experience of its management team in the high technology industry. During the past year, management successfully implemented and reached key milestones of its business transition plan. The Company launched the Saphion(TM) technology and transitioned the production of its Saphion(TM) polymer batteries from research and development to its vertically integrated manufacturing facility in Northern Ireland. The Company currently is ramping up production of high quality, large format Saphion(TM) batteries for use in the N-Charge(TM) Power System, its first end-user product. The N-Charge(TM) Power System is the first solution powered by Saphion(TM) technology and is the first portable battery system designed to recharge and/or run two mobile electronic devices simultaneously.

    As the Company moves to approach the market as a total energy solutions provider, it believes that the cost, safety, flexibility, environmental and performance characteristics of its Saphion(TM) technology will enable it to substantially increase the target markets for its technology. Additionally, the Company believes its management team has the industry knowledge and business experience to drive the expansion of its technology into these new markets.

2.  LIQUIDITY AND CAPITAL RESOURCES:

    At March 31, 2002, the Company had cash and cash equivalents of $623,000. On April 9, 2002 the Company raised net proceeds of approximately $15.2 million through the sale of 6.122 million shares of the Company's common stock. In addition, as of March 31, 2002 the Company had $3.5 million available under a loan agreement and $30.0 million available under an equity line of credit with Berg & Berg Enterprises.

    Our financing commitment with Berg & Berg will enable us to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment is subject to stockholder approval at our 2002 annual meeting and completion of definitive documentation. In exchange for any amounts funded pursuant to this new agreement, we will issue to Berg & Berg restricted common stock at a customary discount to market. We will agree to register any shares we issue to Berg & Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, our achievement of operating milestones. In addition, Berg & Berg has the option to reduce the commitment to the extent we enter into a debt or


                                    Page F-7
    equity financing arrangement with a third party at any time during the term of the commitment. As a result of an offering we completed in April 2002, Berg & Berg may elect to reduce its commitment to $13,470,600.

    At the Company's current level of operations, it is using cash from operations of approximately $6.0 to $9.0 million per quarter. To sustain its operations for a longer period of time than can be funded from operations and its commitments from Berg & Berg, the Company may need to seek additional financing. The Company's cash requirements may vary materially from those now planned because of changes in its operations, including changes in OEM relationships, market conditions, joint venture and business opportunities, or a request for repayment of a portion or all of its existing grants, which totaled $13.4 million at March 31, 2002, from the Northern Ireland Industrial Development Board, now known as Invest Northern Ireland or INI.

    The Company believes that its existing cash and cash equivalents, anticipated cash flows from its operating activities and available financing will be sufficient to fund its working capital and capital expenditure needs through fiscal 2003. If the Company's working capital requirements and capital expenditures are greater than it expects, it may need to raise additional debt or equity financing in order to provide for its operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.

3.  BASIS OF PRESENTATION:

    During fiscal 2002, the Company completed its transition from a research and development focused entity to a marketing and customer-focused entity. In accomplishing its transition, the Company successfully executed the following milestones: launch of its Saphion technology, establishment of a sales pipeline including generation of initial revenues, completion of its management team, and scale up of its manufacturing operations in Northern Ireland. Accordingly, for financial reporting purposes, the Company transitioned out of its development stage status.

    During fiscal year 2000, the Company changed to a fiscal year ending on March 31, from a 52/53 week fiscal year. The change did not have a significant effect on the comparability of the Company's financial statements.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    USE OF ESTIMATES:

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions are eliminated upon consolidation.

    REVENUE RECOGNITION:

    Revenues are generated from licensing fees and royalties per technology license agreements and sales of products including battery packs, batteries and laminate. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized as revenue upon receipt of cash payment from the licensee. Product sales are recognized when the sale is complete, generally upon shipment, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured.

    CONCENTRATION OF CREDIT RISK:

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash and cash equivalents. The Company provides an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Credit losses to date have been within the Company's estimates.


    Cash and cash equivalents are invested in deposits with a major financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORY:

    Inventory is stated at the lower of cost (determined using the first-in, first out method) or market.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Financial instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, trade receivables, short-term investments, accounts payable, and accrued expenses, the carrying value of which are a reasonable estimate of their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations and grant payable approximate fair value.

    INVESTMENTS:

    The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments In Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities as held-to-maturity. Held to maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held to maturity securities are recorded at amortized cost, which approximates market value. Dividend and interest income are recognized in the period earned.

    PROPERTY, PLANT AND EQUIPMENT:

    Property and equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful life, generally five years, or the remaining lease term.

    Expenditures for renewals and betterments are capitalized; repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations.

    Grants relating to the acquisition of property, plant and equipment are recorded upon satisfaction of the capital investment requirements underlying the grant and the receipt of grant funds. Such grants are deferred and amortized over the estimated useful lives of the related assets as a reduction of depreciation expense.

    IMPAIRMENT OF LONG-LIVED ASSETS:

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected discounted future cash flows. See
    Note 5 Impairment Charge regarding impairment of tangible and intangible assets.


    INTELLECTUAL PROPERTIES:

    Intellectual properties acquired consist of patents and are recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the estimated remaining life of the patents, which was changed from 13.67 years to 8 years in the current year, the effect of which was to increase the net loss by approximately $130,000. The estimated remaining life of the patents was reassessed in the current year in conjunction with an analysis of the estimated future cash flows to be generated by these assets, which resulted in an impairment charge. See Note 5 Impairment Charge. Intellectual property developed in-house is expensed as incurred.

    RESEARCH AND DEVELOPMENT:

    Research and development costs are expensed as incurred.

    FOREIGN CURRENCY GAINS AND LOSSES:

    The assets and liabilities of the Company's foreign subsidiaries have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations have been translated using the average exchange rate during the year. Resulting translation adjustments have been recorded as a separate component of stockholders' equity (deficit) as accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statement of operations as they occur.

    STOCK-BASED COMPENSATION:

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and consensus of the Emerging Issues Task Force number 96-18.

    COMPREHENSIVE INCOME/LOSS:

    SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income/loss and its components in the financial statements. Comprehensive income/loss is the change in stockholder's equity (deficit) from foreign currency translation gains and losses.

    NEW ACCOUNTING STANDARDS:

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 became effective for the Company beginning the first quarter of fiscal year 2002. The Company currently does not use any derivative financial products for hedging or speculative purposes and, as a result, there was no impact on the financial statements upon implementation of this standard.

    In June 2001, SFAS No.141 ("SFAS 141"), "Business Combinations", was issued. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

    In June 2001, SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", was issued, which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt SFAS No. 142 on April 1, 2002. An assessment of the value of the Company's intellectual property was performed during the quarter ended December 31, 2001 under SFAS No. 121. An impairment charge was deemed appropriate and recorded during the quarter ended December 31, 2001, as described in Note 5 Impairment Charge, and the useful life of the Company's intellectual property was reduced. The Company does not expect an additional impairment charge or change in the useful life of its intellectual property upon adoption of SFAS No. 142.

    In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement


                                   Page F-10
    supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company will adopt SFAS No. 144 on April 1, 2002. An impairment charge was deemed appropriate and recorded during the quarter period ended December 31, 2001, as described in
    Note 5 Impairment Charge. The Company does not expect an additional impairment charge upon adoption of SFAS No. 144.

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

    NET LOSS PER SHARE:

    Net loss per share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation at March 31 were as follows:

                                                   2002          2001          2000
                                               ------------  ------------  ------------
        Common stock options                     6,426,000     4,398,000     3,722,000
        Warrants to purchase common stock        3,237,000     2,494,000     2,290,000
                                               ------------  ------------  ------------
        Total                                    9,663,000     6,892,000     6,012,000
                                               ============  ============  ============


    RECLASSIFICATIONS:

    Reclassification of certain prior-year amounts have been made to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholder's equity (deficit).

5.   IMPAIRMENT CHARGE:

    During the quarter ended December 31, 2001, the Company refined its business strategy to focus its efforts on the development of its Saphion(TM) technology and solidified its manufacturing plan and product mix, accordingly. As a result, the Company evaluated the ongoing value of the property, plant and equipment in its Northern Ireland manufacturing facility and the intellectual property acquired from Telcordia in December 2000. The Company determined that assets with a carrying amount of approximately $53.2 million were impaired and wrote them down by approximately $31.9 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest. The useful lives for property, plant and equipment in the Northern Ireland manufacturing facility were unchanged as a result of the impairment. Based upon the forecast period used in determining the impairment, the useful life for the intellectual property acquired from Telcordia was reduced from 13.67 years to 8 years as described in Note 4.

6.  INVESTMENTS:

    During the fourth quarter of fiscal 2001, the Company completed the acquisition of the assets of West Coast Venture Capital, Inc. which included investment equivalent instruments. Pursuant to a Letter Agreement and Release effective March 31, 2002, the Company disposed of these assets in exchange for a discharge and release of all obligations under the Company's loan agreement with Berg & Berg Enterprises, LLC ("Berg & Berg") dated February 24, 2001. No gain or loss was recorded as a result of this transaction. See Note 11 Long-Term Debt.

7.  INVENTORY:

    Inventory consisted of the following (in thousands) at:


                                              March 31, 2002   March 31, 2001
                                              --------------   --------------
           Raw materials                      $       1,977    $      3,295
           Work in process                              591           1,530
           Finished goods                                21               -
                                              --------------   ------------
                                              $       2,589    $      4,825
                                              ==============   ============

8.  OTHER CURRENT ASSETS:

    Other current assets consisted of the following (in thousands) at:

                                              March 31, 2002   March 31, 2001
                                              --------------   --------------
                Other receivables             $         287    $      1,082
                Deposits                                253             144
                Prepaid insurance                       741             254
                Other prepaids                          271             318
                                              --------------   --------------
                Total other current assets    $       1,552    $      1,798
                                              ==============   ==============

9.  INTELLECTUAL PROPERTY:

    During the third quarter of fiscal year 2001, the Company acquired, from Telcordia Technologies, Inc., its rights in lithium-ion polymer battery technology including 42 U.S. patents, 14 U.S. patents pending, and more than 200 foreign patents, issued and pending. The purchase price was 3,000,000 shares of newly issued common stock valued at $26,250,000 at the time of purchase. A payment of $2,000,000 of accrued royalties was made at the time of purchase. During the third quarter of fiscal year 2002, the Company determined the value of these assets to be impaired and reassessed the useful life from 13.67 years to 8 years, the effect of which was to increase the net loss by approximately $130,000. See Note 5 Impairment Charge. Amortization expense for the years ended March 31, 2002 and 2001,was approximately $1,803,000 and $560,000, respectively.

    Intellectual property, net of impairment consisted of the following (in thousands) at:

                                              March 31, 2002   March 31, 2001
                                              --------------   --------------
                Intellectual properties       $      13,602           26,250
                Less: accumulated
                     amortization                    (2,363)            (560)
                                              --------------   --------------
                Intellectual properties,
                  net of accumulated
                  amortization                $      11,239    $      25,690
                                              ==============   ==============

10.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment, net of impairment consisted of the following (in thousands) at:
                                                     March 31,       March 31,
                                                       2002            2001
                                                   --------------   -----------

     Building and land                             $     13,776     $   10,974
     Leasehold improvements                                  38          3,234
     Machinery & equipment                               11,852         75,482
     Office and computer equipment                          817          1,463
     Construction in progress                                63            185
                                                   --------------   -----------
           Total cost                                    26,546         91,338
     Less: capital grants                                     -        (10,402)
                                                   --------------   -----------
           Total cost, net of capital grants             26,546         80,936
     Less: accumulated depreciation and
              amortization                              (12,380)       (50,763)
                                                   --------------   -----------
            Total cost, net of capital grants,
            impairment, depreciation and
            amortization                           $     14,166     $   30,173
                                                   ==============   ===========


    During the third quarter of fiscal year 2002, the Company determined the value of certain property, plant and equipment assets to be impaired. See
    Note 5 Impairment Charge.

11. LONG-TERM DEBT:

    Long-term debt consisted of the following (in thousands) at:

                                                March 31,       March 31,
                                                  2002            2001
                                                ----------      ----------
      Facility loans                             $6,567          $6,254
      Less amounts due within one year            (683)          (1,686)
                                                ----------      ----------
      Long-term debt, less current portion       $5,884          $4,568
                                                ==========      ==========

    In May 2001, the Company purchased an additional building, adjacent to its existing Northern Ireland facility, for a purchase price of $2,090,000. This 10-year facility term loan bears interest at an adjustable interest rate based on the Bank of England base rate plus 1.75% (5.75% at March 31, 2002) on the outstanding principal. The Company makes monthly principal payments of $25,000 and quarterly payments of accrued interest. The outstanding principal balance as of March 31, 2002 was $ 1,977,000. The related building is collateral for the loan.

    In April 2000, the Company obtained a 15-year facility loan for its Northern Ireland main factory building. The Company makes monthly payments of $22,000 and periodic payments of accrued interest. This facility term loan bears interest at an adjustable rate based on the Bank of England base rate plus 1.5% (5.5% at March 31, 2002) on the outstanding principal. In August 2000, the Company borrowed an additional $2,874,000 for the construction of a factory extension. The Company makes semi-annual payments of $130,000 and periodic payments of accrued interest. The loan bears interest at an adjustable rate based on the Bank of England plus 1.5% (5.5% at March 31, 2002). The outstanding principal balance as of March 31, 2002 and March 31, 2001 was $4,590,000 and $4,982,000, respectively.

    During fiscal 1995, a bank provided the Company a $2,500,000 facility term loan under which drawdowns were available for the purchase and improvement of a facility in Henderson, Nevada. The facility term loan was paid in its entirety during the quarter ended December 31, 2001 out of proceeds from the Company's October 2001 loan agreement with Berg & Berg.


    Principal payments on long-term debt at March 31, 2002 are due as follows (in thousands):

            Fiscal Year
            -----------
              2003                 $   683
              2004                     734
              2005                     776
              2006                     821
              2007                     869
              Thereafter             2,684
                                   -------
                                   $ 6,567
                                   =======

    DEBT TO STOCKHOLDER:

                                              March 31,       March 31,
                                                2002            2001
                                             -----------     ------------
                                                    (in thousands)
              2001 Loan balance               $  16,436        $       -
              2001 Line of credit balance             -            2,000
              1998 Loan balance                  14,950           14,950
              Unaccreted debt discount          (2,631)            (867)
                                             -----------     ------------
              Balance at year end             $  28,755        $  16,083
                                             ===========     ============


    In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg and Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. As of March 31, 2002, a total of $16,436,000 had been drawn on the 2001 Loan. Subsequent to March 31, 2002, Berg & Berg agreed to reduce the principal amount of the 2001 loan by $1,106,705, representing interest due to the Company by Mr. Lev Dawson (See Note 20, Related Party Transactions). The Company will have the ability to reborrow this principal as needed. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,768,000 has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense, amortized over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. As of March 31, 2002, a total of $353,000 has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the fiscal year ended March 31, 2002 was $373,000.

    During June 2000 the Company entered into a private placement funding arrangement with Carl E. Berg ("Mr. Berg"), a principal stockholder and director of the Company, for an equity investment commitment totaling $12.5 million. On February 24, 2001, the Company replaced this $12.5 million commitment from Mr. Berg with the acquisition of approximately $30.0 million of assets from West Coast Venture Capital, Inc. consisting of cash and investment equivalent instruments in exchange for approximately 3.5 million shares of the Company's common stock. The investment instruments have maturities that run from less than one year to over ten years. On February 24, 2001, Mr. Berg provided a line of credit ("2001 Line of Credit") in the amount of up to $20 million collateralized by the investment instruments. The 2001 Line of Credit bears interest at 8% per annum. All accrued interest and unpaid principal is payable on or before January 31, 2006. Pursuant to a Letter Agreement and Release effective March 31, 2002, the Company disposed of West Coast Venture Capital, Inc. assets valued at approximately $18.6 million in exchange for a discharge and release of all obligations under the 2001 Line of Credit, which had an outstanding balance in the principal amount of $17,500,000 and accrued and unpaid interest of $1,140,000 immediately before the transaction.

    In July 1998, the Company entered in to an amended loan agreement ("1998 Loan") with Mr. Berg which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of March 31, 2002, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.00% at March 31, 2002). Effective December 31, 2001 the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. As of March 31, 2002, accrued interest on the loan totaled $ 3,406,000, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Carl Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,159,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 31, 2002, a total of $1,942,000 has been accreted. The amounts charged to interest expense for fiscal 2002 and fiscal 2001 were $1,346,000 and $1,082,000, respectively.

12. GRANT AGREEMENTS

    During fiscal 1994, the Company signed an agreement with the INI, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the INI. Under the terms of the existing agreements, the Company qualified for and received revenue grants, through March 31, 2001, totaling (pound)867,000 ($1,191,000.) During fiscal 2001, these funds were made available to reduce the cost of labor in Northern Ireland and have been accounted for as a reduction of the labor costs included in the cost of sales. The Company has also qualified for and received capital grants through March 31, 2002 totaling (pound)8,541,000 ($12.2 million). As of March 31, 2002, the Company is not in compliance with certain grant agreement terms and is currently in negotiations with the INI to amend its agreement to be more in line with the business strategy (Note 13).


13. COMMITMENTS AND CONTINGENCIES:

    LEASES:

    Total rent expense for the years ended March 31, 2002, 2001 and 2000 was approximately $182,000, $77,000, and $76,000, and respectively.

    Future minimum payments on leases at March 31, 2002 are due as follows (in thousands):

            Fiscal Year
            -------------
              2003                         $191
              2004                           61
              2005                            -
              2006                            -
              2007                            -
              Thereafter                      -
                                         -------
                                           $252
                                         =======

    LITIGATION:

    During fiscal year 2002, the Company received notification that 23 former employees of the Mallusk, Northern Ireland facility filed claims against the Company in connection with the reduction in work force at the facility in March 2001. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Company has successfully settled 18 of the claims for a total of $12,000. The Company is pursuing settlement of the final 5 claims and does not expect the potential charge to be material.

    In June 1998, the Company filed a breach of contract lawsuit in the Superior Court Santa Clara County, California, against L&I Research, Inc., Powell Electrical Manufacturing Company and others. In September 1998, Powell filed a cross-complaint for breach of contract against the Company and others claiming damages of approximately $900,000. In April 2000, the Company prevailed on a motion for partial summary judgment against Powell's claims. On July 7, 2000 the Company entered into a settlement agreement with Powell for a payment of $370,000 which was made on July 17, 2000. On July 20, 2000, the court entered a formal dismissal with prejudice of the remaining claims pursuant to the terms of the settlement.

    The Company reached a settlement in a lawsuit by a class of persons who purchased its common stock between May 7, 1992 and August 10, 1994, alleging that the Company violated federal securities laws and sought unspecified compensatory and punitive damages, attorneys' fees and costs for claimed misleading statements between May 7, 1992 and August 10, 1994, including filings with the Commission with regard to the Company's business and future prospects. The complaint named the Company as a defendant as well as some of the Company's present and former officers and directors, asserting that the Company and those individuals violated federal securities laws by misrepresenting and failing to disclose certain information about its business during the class period. On February 3, 2000 the Company entered into a settlement agreement, pursuant to which it delivered $1.3 million in cash to a settlement fund. In addition, the Company issued 950,000 shares of common stock to a wholly owned subsidiary, which pledged these shares to secure the Company's obligations under the settlement agreement. On May 8, 2000, the court approved the parties' settlement agreement and entered an order formally dismissing the case. Under the terms of the settlement, the plaintiffs' settlement counsel, or their authorized agents, acting on behalf of the settlement class and subject to the supervision and direction of the court, will administer and calculate the claims submitted by the settlement class members and will oversee distribution of the balance of the settlement fund to the authorized claimants as of the effective date of the settlement. The settlement fund will be applied in the following order: (a) to pay counsel to the representative plaintiffs attorneys' fees the fee and expense award (as defined in the settlement and if and to the extent allowed by the court); (b) to pay all costs and expenses reasonably and actually incurred in connection with providing notice (i.e. locating class members); (c) to pay the taxes and tax expenses as described in the settlement agreement; and
    (d) to distribute the balance of the settlement fund to authorized claimants as allowed by the terms of the settlement, the court or the Plan of Allocation (as defined in the settlement).


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

    GRANTS:

    Resulting from the reduction of Northern Ireland manufacturing activity at the end of the fiscal year ended March 31, 2001, the employment levels specified by the Industrial Development Board, now the INI, have not been maintained. Consequently, the Company is in default of its agreement with the INI. The INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, the Company does not believe that the INI will bring any legal action pursuant to the Letter of Offer. The Company has begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. Initial discussions with the INI resulted in the INI releasing its potential clawback on $170,000 of capital grants. Although it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.2 million and equipment grants of $12.2 million, net of the $170,000 release. The Company's estimate of the maximum liability is $1,553,000.

    LETTER OF CREDIT:

    At March 31, 2002, the Company had an outstanding stand-by letter of credit of approximately $51,000 secured by a certificate of deposit in a like amount.

14. STOCKHOLDERS' EQUITY (DEFICIT):

    STOCK OPTIONS AND WARRANTS:

    The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options vest as determined by the Board of Directors and are generally exercisable over a five-year period. Unvested options are canceled and returned to the 1990 Plan upon an employee's termination. Generally, vested options, not exercised within three months of termination, are also canceled and returned to the Plan. The 1990 Plan terminated on July 17, 2000, and as such options may not be granted after that date. Options granted prior to July 17, 2000 expire no later than ten years from the date of grant.

    In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. On the anniversary of the director's election to the Board, the director will receive an annual stock option in the amount of 100,000 shares less the total amount of unvested shares remaining in the initial option and any annual options previously granted. The exercise price for this new option will be the fair market value on the day it is granted. This annual option will vest quarterly over a three year period. A director who had been granted an option prior to the adoption of the 1996 Non-Employee Director's Stock Option Plan will start receiving annual grants on anniversary date of that director's prior grant. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan, and then receive annual options on the anniversary dates of that grant. During fiscal year 2002, a total of 20,000 shares were


                                   Page F-16
    granted to a director under this plan. As of March 31, 2002, a total of 21,260 shares remained available for grant under this plan.

    In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal year 2002, a total of 450,057 shares were granted under this plan. At March 31, 2002, the Company had 736,887 shares available for grant under the 1997 Plan.

    In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and nonstatutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal year 2002, a total of 1,265,233 shares were granted under this plan. At March 31, 2002, the Company had 1,265,106 shares available for grant under the 2000 Plan.

    During fiscal 2002, the Company granted inducement options to purchase a total of 1,925,000 shares of common stock to certain officers of the Company. These options vest over four years with 25% vesting after the first year and the remainder vesting in 12 equal installments. The options expire ten years from the date of grant.

    Aggregate option activity is as follows (shares in thousands):

                                    Outstanding Options
                                   ---------------------------------
                                   Number of        Weighted Avg.
                                    Shares         Exercise Price

     Balance, March 28, 1999          2,576             $5.57
               Granted                1,861             $9.00
               Exercised               (696)            $4.28
               Canceled                 (19)            $5.47
                                   ---------
     Balance, March 31, 2000          3,722             $7.20
               Granted                1,457            $14.77
               Exercised               (243)            $5.12
               Canceled                (538)            $8.45
                                   ---------
     Balance, March 31, 2001          4,398             $8.81
                                   =========
               Granted                3,660             $5.46
               Exercised                (39)            $4.47
               Canceled              (1,593)            $8.72
                                   ---------
     Balance, March 31, 2002          6,426             $7.47
                                   =========

    At March 31, 2002, March 31, 2001, and March 30, 2000, vested options to purchase 2,455,000, 2,020,000, and 1,412,000 shares, respectively, were unexercised.

    The following table summarizes information about fixed stock options outstanding at March 31, 2002 (shares in thousands):


                     Options Outstanding                              Options Exercisable
----------------------------------------------------------------    ------------------------
                                Weighted Average       Weighted                    Weighted
                                    Remaining          Average                     Average
   Range of         Number         Contractual         Exercise       Number       Exercise
Exercise Prices   Outstanding      Life (years)         Price       Exercisable      Price
---------------   -----------   ----------------     -----------    -----------    ---------
$1.88  - $1.88      0.125             3.00              $1.88         0.125          $ 1.88
$2.77  - $3.12        222             9.03               3.07            54            3.12
$3.35  - $4.01        672             9.59               3.84            90            3.79
$4.04  - $4.81        612             6.53               4.47           451            4.49
$4.88  - $5.75        893             7.74               5.13           424            5.06
$5.87  - $7.00      2,290             8.42               6.51           610            6.63
$7.06  - $8.30        677             7.69               7.28           340            7.34
$8.55  - $10.25       251             8.52               9.64            84            9.36
$11.31 - $11.93       114             8.62              11.63            41           11.67
$13.75 - $16.31       247             8.30              14.92           145           14.83
$17.12 - $19.47       261             8.25              18.15           105           18.13
$21.59 - $23.56        69             7.92              22.72            33           22.61
$29.28 - $34.62       118             7.91              32.45            78           32.45
                 -----------    ----------------     -----------    ----------     ----------
                    6,426             8.19              $7.47         2,455          $ 8.08

    At March 31, 2002, the Company has reserved 12,096,000 shares of common stock for the exercise of stock options and warrants.

    The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2002, 2001, and 2000 consistent with the provisions of SFAS 123, the pro forma net loss would have been reported as follows (in thousands):

                                                            2002       2001       2000
                                                         --------------------------------
Net loss attributable to stockholders - as reported       $(69,620)  $(44,092)  $(69,706)
Net loss attributable to stockholders - pro forma          (77,215)   (50,122)   (73,781)
Net loss attributable to stockholders per share -
   as reported                                               (1.53)     (1.14)     (2.28)
Net loss attributable to stockholders per share,
   basic and diluted - pro forma                             (1.70)     (1.29)     (2.42)

    The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2002, 2001, and 2000:

                                  2002          2001           2000
                               ---------------------------------------
     Risk-free Interest Rate     4.25%          5.84%          6.05%
     Expected Life             4.81 years    4.63 years     4.34 years
     Volatility                  90.62%        88.90%         81.10%
     Dividend Yield                -              -              -

15. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    In July 1998, the Company completed private financing arrangements of up to $25 million. The Company issued 7,500 shares of Series A mandatorily redeemable convertible preferred stock ("Series A") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $425,000. In December 1998, the Company completed the equity portion of the financing arrangements, issuing 7,500 shares of Series B mandatorily redeemable convertible preferred stock ("Series B") at $1,000 per share and warrants, raising gross proceeds of $7.5 million, with transaction costs of $375,000. The Series A preferred stock and Series B preferred stock accrete at an annual rate of 6% per year, and are convertible into common stock based upon defined conversion formulas. The remaining $10 million of the financing arrangements was in the form of an amended loan agreement (Note
    11).


    Under the terms of the certificate of designations of the preferred stock and the warrants, the preferred stock investor may not convert the preferred stock or exercise the warrants if after by doing so the investor will own more than 4.9% of the Company's common stock.

    In connection with the issuance of Series A and Series B, the Company issued warrants to purchase 895,522 shares of common stock to the Series A and B investor. The warrants are exercisable at a purchase price of $6.78 per share and expire in July 2003. In addition, the Company issued warrants to purchase 175,000 shares of common stock to the placement agent. The warrants are exercisable at a price of $4.94 per share and also expire in July 2003. The warrants were valued at of $2.9 million using the Black-Scholes valuation method and were recorded as a component of common stock.

    During October 1999, the Series A investor elected to convert all 7,500 shares of its Series A. These 7,500 shares of Series A, including the accreted redemption value through the date of conversion, converted to 1,334,764 shares of the Company's common stock.

    The Series B investor elected to convert 4,000 shares of its Series B during September and November of 1999. These 4,000 shares of Series B, including the accreted redemption value through the dates of conversion, converted to 925,652 shares of the Company's common stock.

    On April 11, 2001, Castle Creek Investments, LDC elected to convert 2,500 shares of their Series B. These shares of Series B, including the accreted redemption value through the date of conversion, converted to 792,476 shares of the Company's common stock.

    On April 12, 2001, Castle Creek Investments, LDC, elected to convert the last 1,000 shares of their Series B. These shares of Series B, including the accreted redemption value through the date of conversion, converted to 317,036 shares of the Company's common stock.

    Changes in the Series B during fiscal 2002 and 2001 are as follows (in thousands):

                                                      2002          2001
                                                  -----------    ----------
           Balance at beginning of year           $    2,736     $   2,146
                Accretion to redemption value              -           591
                Conversion to common stock            (2,736)            -
                                                  -----------    ----------
           Balance at end of year                 $        -     $   2,736
                                                  ===========    ==========

    TERMS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    Both Series A and Series B are redeemable at the option of the holders upon certain redemption events, as defined, at the greater of $1,250 per share or an amount defined by the redemption formula.

    The amount at which Series A and Series B are recorded is less than its redemption value as a result of amounts allocated to warrants to purchase common stock and the beneficial conversion feature. In addition, the cash proceeds from Series A and Series B were reduced by placement agent fees paid in cash. Accordingly, the preferred stock is being accreted to its redemption value each period. The amount of accretion recorded in each period increases the net loss available to common stockholders.

    Each share of Series A and Series B is convertible initially on a one for one basis, at the option of the holder, into a number of fully paid shares of common stock as determined by dividing the respective preferred stock issue price plus a premium by the conversion price in effect at that time. The initial conversion price of Series A and Series B is $6.03 per share and is subject to adjustment in accordance with the antidilution provisions contained in the Company's amended Articles of Incorporation.

    In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A and Series B were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the sum of $1,000 per share of preferred stock (as adjusted for any stock


                                   Page F-19
    dividends, combinations or splits) plus the 6% premium. In the event that upon liquidation or dissolution, the assets and funds of the Company are insufficient to permit the payment to the holders of preferred stock of the full preferential amounts, then the entire assets and funds of the Company, legally available for distribution, are to be distributed ratably among the holders of Series A and Series B in proportion to the full preferential amount each is otherwise entitled to receive.

    After payment has been made to the holders of Series A and Series B, any remaining assets and funds were to be distributed equally among both the holders of the Series A and Series B and common stock as if all shares of preferred stock had been converted into common stock.

    The holders of shares of Series A and Series B are not entitled to receive dividends and have no voting power whatsoever, except as otherwise provided by applicable law.

16. SIGNIFICANT CUSTOMERS:

    Revenues from six significant customers represented a total of 83% of total revenues for the year and a total of 65% of the trade accounts receivable at March 31, 2002. For fiscal year 2001, five customers represented 98% of total revenues for the year and 95% of trade accounts receivable at March 31, 2001. In fiscal year 2000, two customers had 98% or more of the total revenues for the year.

17. INCOME TAXES:

    There was no income tax benefit related to the losses of fiscal years 2002, 2001 or 2000 due to the uncertain ability of the Company to utilize its net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate to the loss before income taxes as follows:

                                                             Year Ended:
                                                -------------------------------------
                                                March 31,    March 31,     March 31,
                                                   2002        2001          2000
                                                ----------  -----------   -----------
     Federal tax benefit at statutory rate      $ (23,671)   $ (14,790)    $ (23,509)
     Rate differential - foreign                    1,324        1,028           914
     Expenses not deductible for tax                   31         (351)       (3,268)
     Research and experimentation credit             (285)        (268)            -
     Provision for prior-year true-ups                  -        2,440           (76)
     Foreign losses not available as
       carryforward                                 7,721        1,476         1,717
     Change in valuation allowance                 14,880       10,465        24,222
                                                ----------  -----------   -----------
     Tax provision                              $       -   $        -     $       -
                                                ==========  ===========   ===========


     The components of the net deferred tax asset as of March 31, 2002 and March 31, 2001 were as follows (in thousands):

                                                        March 31,       March 31,
                                                          2002             2001
                                                        ----------      -----------
     Current assets:
       Accrued liabilities                              $     118       $       60
       Valuation allowance                                   (118)             (60)
                                                        ----------      -----------
                                                        $       -       $        -
                                                        ==========      ===========
     Non-current assets:
       Depreciation and amortization                    $     761       $      887
       Research and experimentation credit
         carryforwards                                      1,272              987
       Net operating loss carryforwards - Federal          46,406           42,799
       Net operating loss carryforwards - Foreign          39,105           29,178
       Impairment reserve                                     481                -
       Imputed interest                                     1,160              512
       Valuation allowance                                (89,185)         (74,363)
                                                        -----------      ----------
                                                        $       -        $       -
                                                        ===========      ==========

    At March 31, 2002 the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $136,490,000.

    The carryforwards expire between 2007 to 2022, if not used before such time to offset future taxable income.

    For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $126,489,000.

18.   EMPLOYEE BENEFIT PLAN:

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

19. JOINT VENTURE AGREEMENTS:

    In July 1996, the Company, through its Dutch subsidiary, and Hanil Telecom Co., Ltd. ("Hanil Telecom") signed an agreement to establish a joint venture in Korea. All funds were to be provided to the joint venture by Hanil Telecom. Hanil Telecom and the Company, through its Dutch subsidiary, each held a 50% stake of the company. The Company supplied the technology, initial equipment and product designs and technical support out of its Northern Ireland facility. Hanil Telecom was to market the joint venture's initial products for a period of several years, depending on the market. The Company accounted for the joint venture using the equity method. At March 31, 2001, the joint venture had a net deficit and net loss of approximately $(1,072,000) and $(6,105,000), respectively. The proportionate share of the joint venture's income (losses) was recorded in the statements of operations as non-operating income (loss). The Company discontinued applying the equity method as the investment has been reduced to zero in fiscal 2001.


    In June 2001, the Company and Hanil Telecom reached an agreement to terminate the joint venture. As conditions of the termination, Shinhan Bank transferred its payment guarantee obligations under a line of credit from the Company to the Company's former joint venture partner and the Company granted a license to Hanil Telecom. In addition, the deferred revenue balance of $2.5 million was offset by approximately $896,000 of accounts receivable and the remaining $1.6 million balance was recorded as license revenue to recognize the license agreement.

    Following is a summary of the operating results and financial position of the joint venture (in thousands). There was no activity or financial position for the year ended March 31, 2002:

                                                       Years Ended
                                           ----------------------------------
                                            March 31,          March 31,
                                               2001               2000
                                           -------------     -------------
     Operations:
        Net sales                          $       257       $       256
        Net loss                           $    (6,105)      $      (420)

     Financial position:
        Current assets                     $     2,315       $     1,565
        Noncurrent assets                       28,970            32,815
                                           -------------     -------------
                                                31,285            34,380
                                           =============     =============

        Current liabilities                     19,234            13,061
        Noncurrent liabilities                  13,123            16,176
        Shareholders' (deficit) equity          (1,072)            5,143
                                           -------------     -------------
                                           $    31,285       $    34,380
                                           =============     =============

20. RELATED PARTY TRANSACTIONS:

    In March 2002, the Company secured $30 million of additional equity financing with Berg & Berg Enterprises, an affiliate of Carl Berg, a director and major shareholder in the Company. The Company and Berg & Berg agreed to a $30 million equity commitment. This commitment is subject to stockholder approval at the 2002 annual meeting and completion of definitive documentation. The Company will, at its sole discretion, be able to access this equity capital at any time for a period of two years beginning April 1, 2002. Berg & Berg will receive restricted common stock, at a customary discount to market, in exchange for the amounts funded. The obligation to fund the equity commitment is subject to certain conditions tied to the Company's achievement of operating milestones. The shares are subject to registration rights as provided in existing agreements. In addition, Berg & Berg has the option to reduce the commitment to the extent the Company enters into a debt or equity financing arrangement with a third party at any time during the term of the commitment. As a result of an offering completed in April 2002, Berg & Berg may elect to reduce its commitment to $13,470,600.

    On January 1, 1998, the Company granted options to Mr. Dawson, the Company's Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Since the issuance date (the "Issuance Date") of the Dawson Notes (March 5, 1998), the largest aggregate amounts of indebtedness outstanding at any time under Dawson Note One and Dawson Note Two were $4,119,383 and $1,871,046, respectively. As of March 31, 2002, amounts of $4,119,383 and $1,871,046 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the


    Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

    In accordance with the Dawson Notes, interest is payable annually in arrears and has been unpaid to date. Accrued interest through March 4, 2002, the last interest payment due date, totaled $1,106,705. Subsequent to March 31, 2002, the accrued interest was paid in full (See Note 11, Long-Term Debt; Debt to Stockholder). In addition, the stock price of the Company's common stock has suffered a decline, subsequent to year-end. Management believes that this is a temporary decline and feels that the principal on the Dawson Notes will be fully collectible.

21. GEOGRAPHIC INFORMATION:

    The Company conducts its business in two geographic segments.

    Long-lived asset information by geographic area at March 31, 2002 and 2001 is as follows (in thousands):

                                     2002        2001
                                   ---------   ---------
        United States               $4,609      $4,926
        International               9,557       25,247
                                   ---------   ---------
        TOTAL                      $14,166     $30,173
                                   =========   =========

    Revenues by geographic area for the years ended March 31, 2002, 2001 and 2000 are as follows (in thousands):

                                     2002        2001         2000
                                   ---------   ---------    ---------
        United States               $1,876      $5,120        $956
        International               2,998       3,571         562
                                   ---------   ---------    ---------
        TOTAL                       $4,874      $8,691       $1,518
                                   =========   =========    =========

22. SUBSEQUENT FINANCING:

    On April 4, 2002, the Company sold 6.122 million shares in a new issuance of common stock to a select group of institutional investors, at a price of $2.70 per share. A.G. Edwards & Sons, Inc. and Wm Smith Securities, Incorporated served as placement agents for the offering. The Company raised net proceeds of approximately $15.2 million in the transaction. Proceeds from the financing will be used for working capital purposes.

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  1st          2nd           3rd          4th
                                  Qtr          Qtr           Qtr          Qtr        Total
                               ------------------------------------------------------------------
                                       (Dollars in thousands, except per share amounts)
YEAR ENDED MARCH 31, 2002
Revenue                          $  2,858      $   527      $  1,103      $  386     $  4,874
Operating loss                     (8,587)      (9,566)      (41,004)     (8,038)     (67,195)
Net loss attributable to
common stockholders                (9,141)     (10,107)      (42,165)     (8,207)     (69,620)
Basic and Diluted EPS(1)            (0.20)       (0.22)        (0.93)      (0.18)       (1.53)

YEAR ENDED MARCH 31, 2001
Revenue                          $  2,000     $  2,101      $  1,854     $ 2,736     $  8,691
Operating loss                     (8,771)      (9,141)      (10,175)    (13,978)     (42,065)
Net loss attributable to
common stockholders                (9,299)      (9,302)      (10,628)    (14,863)     (44,092)
Basic and Diluted EPS(1)            (0.25)       (0.25)        (0.28)      (0.35)       (1.13)

(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.


