Form 10-Q
period 2002-06-30
VALENCE TECHNOLOGY INC
filed 2002-08-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                               77-0214673
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


                 6504 Bridge Point Parkway, Austin, Texas 78730
            ---------------------------------------------------------
              (Address of principal executive offices including zip
                                      code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.001 par value                      51,692,144
     ------------------------------           -----------------------------
                (Class)                       (Outstanding at July 8, 2002)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002




                                      INDEX

                                                                           PAGES
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           June 30, 2002 and March 31, 2002...................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each of the Three-
           Month Periods Ended June 30, 2002 and June 30, 2001................4

           Condensed Consolidated Statements of Cash Flows
           for Each of the Three-Month Periods
           ended June 30, 2002 and June 30, 2001..............................5

           Notes to Condensed Consolidated Financial Statements...............6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........24


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................26

  Item 2.  Changes in Securities and Use of Proceeds.........................26

  Item 3.  Defaults on Senior Securities.....................................26

  Item 4.  Submission of Matters to a Vote of Security Holders...............26

  Item 5.  Other Matters.....................................................26

  Item 6.  Exhibits and Reports on Form 8-K..................................26

SIGNATURE  ..................................................................27

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                              June 30, 2002        March 31, 2002
                                                              --------------       --------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $    7,068           $      623
     Trade receivables, net of allowance of $243 and $312
       as of June 30, 2002 and March 31, 2002, respectively           509                  362
     Inventory, net                                                 3,866                2,589
     Prepaid and other current assets                               1,187                1,552
                                                               -----------          -----------
          Total current assets                                     12,630                5,126

Property, plant and equipment, net                                 15,041               14,166
Intellectual property, net                                         10,877               11,239
                                                               -----------          -----------
                         Total assets                          $   38,548           $   30,531
                                                               ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                         $      892           $      683
     Accounts payable                                               3,879                2,548
     Accrued expenses                                               1,824                2,632
     Grant payable                                                  1,669                1,553
     Accrued payroll and benefits                                     568                  561
                                                               -----------          -----------
          Total current liabilities                                 8,832                7,977

Long-term interest                                                  4,456                3,778
Long-term debt, less current portion                                5,948                5,884
Long-term debt to stockholder                                      28,587               28,755
                                                               -----------          -----------
          Total liabilities                                        47,823               46,394
                                                               ===========          ===========

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized:
  100,000,000 shares, issued and outstanding:
    51,692,144 and 45,570,144 shares at June 30,
      2002 and March 31, 2002, respectively                            52                   46
Additional paid-in capital                                        346,182              331,038
Notes receivable from stockholder                                  (4,953)              (5,990)
Accumulated deficit                                              (346,362)            (336,703)
Accumulated other comprehensive loss                               (4,194)              (4,254)
                                                               -----------          -----------
          Total stockholders' equity (deficit)                     (9,275)             (15,863)
                                                               -----------          -----------
             Total liabililities and stockholders'
               equity (deficit)                                $   38,548           $   30,531
                                                               ===========          ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                 Three Months Ended
                                            -----------------------------
                                            June 30, 2002   June 30, 2001
                                            -------------   -------------
Revenue:
  Licensing and royalty revenue             $          1    $     $2,133
  Battery and laminate sales                         508             725
                                            -------------   -------------
    Total revenues                                   509           2,858

Cost of sales:                                     2,522           2,802
                                            -------------   -------------
Gross profit (loss)                               (2,013)             56

Operating expenses:
  Research and product development                 2,798           2,541
  Marketing                                          783             433
  General and administrative                       2,413           3,279
  Depreciation and amortization                      645           2,390
                                            -------------   -------------
    Total costs and expenses                       6,639           8,643
                                            -------------   -------------

Operating loss                                    (8,652)         (8,587)

Interest and other income                            116             195
Interest expense                                  (1,123)           (749)
                                             ------------   -------------
Net loss                                          (9,659)         (9,141)

Net loss available to common stockholders   $     (9,659)   $     (9,141)
                                            =============   =============
Other comprehensive loss:
  Net loss                                  $     (9,659)   $     (9,141)
    Change in foreign currency
      translation adjustments                         60            (183)
                                            -------------   -------------
          Comprehensive loss                $     (9,599)   $     (9,324)
                                            =============   =============
Net loss per share available to
  common stockholders                       $      (0.19)   $      (0.20)
                                            =============   =============
Shares used in computing net loss per
  share available to common stockholders,
    basic and diluted                             51,488          45,345
                                            =============   =============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                      Three Months      Three Months
                                                         Ended             Ended
                                                      June 30, 2002     June 30, 2001
                                                      --------------    -------------
Cash flows from operating activities:
Net loss                                              $      (9,659)    $    (9,141)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                 645           2,390
  Accretion of debt discount                                    339             163
  Interest income on shareholder note receivable                (69)
Changes in operating assets and liabilities:
  Trade receivables                                            (155)          1,886
  Other current assets                                          415            (380)
  Inventory                                                  (1,277)            709
  Accounts payable                                            1,304          (3,416)
  Accrued expenses and long-term interest                      (316)            948
  Deferred revenue                                                           (2,500)
                                                      --------------    ------------
    Net cash used in operating activities                    (8,773)         (9,341)
                                                      --------------    ------------
Cash flows from investing activities:
  Purchases of property, plant & equipment                     (449)         (2,558)
  Proceeds from investments                                                      76
                                                      --------------    ------------
    Net cash used in investing activities                      (449)         (2,482)
                                                      --------------    ------------
Cash flows from financing activities:
  Proceeds of long-term debt                                    600          11,349
  Other long-term debt                                         (207)           (136)
  Proceeds from issuance of common stock and
    warrants, net of issuance costs                          15,150             185
                                                      --------------    ------------
      Net cash provided by financing activities              15,543          11,398
                                                      --------------    ------------
Effect of foreign exchange rates on cash
  and cash equivalents                                          124            (812)
                                                      --------------    ------------
Increase (decrease) in cash and cash equivalents              6,445          (1,237)
Cash and cash equivalents, beginning of period                  623           3,755
                                                      --------------    ------------
Cash and cash equivalents, end of period              $       7,068     $     2,518
                                                      ==============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

1.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of June 30, 2002, its consolidated results of operations for each of the three-month periods ended June 30, 2002 and June 30, 2001, and the consolidated cash flows for each of the three-month periods ended June 30, 2002 and June 30, 2001. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2002. The results for the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The year-end condensed consolidated balance sheet data as of March 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

        During fiscal 2002, the Company completed its transition from a research and development-focused entity to a marketing and customer-focused entity. In accomplishing its transition, the Company successfully executed the following milestones: launch of its Saphion(TM) technology, establishment of a sales pipeline including generation of initial revenues, completion of its management team, and scale up of its manufacturing operations in Northern Ireland. Accordingly, for financial reporting purposes, the Company transitioned out of its development stage status.

2.      LIQUIDITY AND CAPITAL RESOURCES:

        At June 30, 2002, the Company had cash and cash equivalents of $7.1 million. On April 9, 2002, the Company raised net proceeds of approximately $15.2 million through the sale of 6.122 million shares of the Company's common stock. In addition, as of June 30, 2002, the Company had $4.1 million available under a loan agreement and $30.0 million available under an equity line of credit financing commitment with Berg & Berg Enterprises, LLC ("Berg & Berg"). At that same date we had commitments for capital expenditures for the next 12 months of approximately $571,000.

        The Company's financing commitment with Berg & Berg will enable it to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment is subject to stockholder approval at the Company's 2002 annual meeting to be held on August 27, 2002 and completion of definitive documentation. In exchange for any amounts funded pursuant to this new agreement, the Company will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company will agree to register any shares it issues to Berg & Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, the Company's achievement of operating milestones. In addition, Berg & Berg has the option to reduce the commitment to the extent the Company enters into a debt or equity financing arrangement with a third party at any time during the term of the commitment. As a result of an offering the Company completed in April 2002, Berg & Berg may elect to reduce its commitment to $13.5 million.

        At the Company's current level of operations, it is using cash from operations of approximately $6.0 to $9.0 million per quarter. To sustain its operations for a longer period of time than can be funded from operations and its commitments from Berg & Berg, the Company may need to seek additional financing. The Company's cash requirements may vary materially from those now planned because of changes in its operations, including changes in relationships with original equipment manufacturers ("OEMs"), market conditions, joint venture and business opportunities, or a request for repayment of a portion or all of its existing grants, which totaled $14.4 million at June 30, 2002, from the Northern Ireland Industrial Development Board, now known as Invest Northern Ireland or the INI.

        The Company believes that its existing cash and cash equivalents, anticipated cash flows from its operating activities and available financing will be sufficient to fund its working capital and capital expenditure needs through fiscal 2003. If the Company's working capital requirements and capital expenditures are greater than it expects, it may need to raise additional capital in order to provide for its operations or reduce its cash requirements accordingly. There can be no assurance that additional capital will be available on acceptable terms or at all or that appropriate cash flow reductions can be made without adversely affecting the Company's current or future business strategy.

3.      FINANCING:

        On April 9, 2002, the Company sold 6.122 million shares in a new issuance of common stock to a select group of institutional investors, at a price of $2.70 per share. A.G. Edwards & Sons, Inc. and Wm Smith Securities, Incorporated served as placement agents for the offering. The Company raised net proceeds of approximately $15.2 million in the transaction. Proceeds from the financing will be used for working capital purposes.

4.      NET LOSS PER SHARE:

        Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation at June 30 were as follows:

                                                       2002              2001
                                                   --------------   --------------
           Common stock options
                Beginning of period                    6,426,000        4,398,000
                Granted (expired) during
                  the period                             729,000        2,669,000
                                                   --------------   --------------
                End of period                          7,155,000        7,067,000
           Warrants to purchase common stock           3,237,000        1,834,000
                                                   --------------   --------------
           Total                                      10,392,000        8,901,000
                                                   ==============   ==============


5.      INVENTORY:

        Inventory consisted of the following (in thousands) at:

                                       June 30, 2002        March 31, 2002
                                       ----------------     ----------------
               Raw materials           $       2,093        $     1,977
               Work in process                 1,322                591
               Finished goods                    451                 21
                                       ----------------     ----------------
                                       $       3,866        $     2,589
                                       ================     ================


6.      INTELLECTUAL PROPERTY:

        Intellectual property is amortized over 8 years. Intellectual property, net of impairment, consisted of the following (in thousands) at:

                                            June 30, 2002      March 31, 2002
                                            ---------------    ---------------
           Intellectual properties           $      13,602      $     13,602
           Less: accumulated amortization           (2,725)           (2,363)
                                            ---------------    --------------
           Intellectual properties, net
             of accumulated amortization     $      10,877      $     11,239
                                            ===============    ==============


        Amortization expense on intellectual property at June 30, 2002 will be as follows (in thousands):

                       Fiscal Year
                    ----------------
                    Remainder of 2003             $1,088
                           2004                    1,450
                           2005                    1,450
                           2006                    1,450
                           2007                    1,450
                       Thereafter                  3,989
                                                  --------
                                                  $10,877
                                                  ========

        Amortization expense for the three months ended June 30, 2002 and June 30, 2001 was approximately $362,000, and $480,000, and respectively

7.      DEBT TO STOCKHOLDER:


                                                June 30,          March 31,
                                                  2002              2002
                                               -------------     ------------
                                                       (in thousands)
                  2001 Loan balance                $15,929          $16,436
                  1998 Loan balance                 14,950           14,950
                  Unaccreted debt discount          (2,292)          (2,631)
                                               -------------     ------------
                  Balance                          $28,587          $28,755
                                               =============     ============


        In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. As of June 30, 2002, a total of $17,036,000 had been drawn on the 2001 Loan. On June 21, 2002, Berg & Berg agreed to reduce the principal amount of the 2001 loan by $1,106,705, representing interest due to the Company by Mr. Lev Dawson (See Note 10, Related Party Transactions). The Company will have the ability to reborrow this principal as needed. Borrowings on the 2001 Loan, net of the repayment, as of June 30, 2002, were $15,929,000. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,768,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense, amortized over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. As of June 30, 2002, a total of $530,000 has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the three months ended June 30, 2002 was $342,000.

        In July 1998, the Company entered in to an amended loan agreement ("1998 Loan") with Mr. Berg which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of June 30, 2002, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at June 30, 2002). Effective December 31, 2001, the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. As of June 30, 2002, accrued interest on the loan totaled $3,741,000, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Carl Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,159,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of June 30, 2002, a total of $2,104,000 has been accreted. The amounts charged to interest expense for the three-month periods ended June 30, 2002 and June 30, 2001 were $335,000 and $335,000, respectively

8.      COMMITMENTS AND CONTINGENCIES:

        LITIGATION:

        During fiscal 2002, the Company received notification that 23 former employees of the Mallusk, Northern Ireland facility filed claims against the Company in connection with the reduction in work force at the facility in March 2001. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Company has successfully settled 18 of the claims for a total of $12,000. The Company is pursuing settlement of the final 5 claims and does not expect the potential charge to be material.

        GRANTS:

        Resulting from the reduction of Northern Ireland manufacturing activity at the end of the fiscal year ended March 31, 2001, the employment levels specified by Northern Ireland Industrial Development Board, now titled Invest Northern Ireland ("INI"), have not been maintained. Consequently, the Company is in default of its agreement with the INI. The INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, the Company does not believe that the INI will bring any legal action pursuant to the Letter of Offer. The Company has begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. Initial discussions with the INI resulted in the INI releasing its potential clawback on $170,000 of capital grants. Although it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.3 million and equipment grants of $13.1 million, net of the $170,000 release. The Company's estimate of the maximum liability is $1,669,000.

9.      RELATED PARTY TRANSACTIONS:

        In March 2002, the Company obtained $30 million of additional equity financing commitment with Berg & Berg, an affiliate of Carl Berg, a director and major shareholder in the Company. The Company's financing commitment with Berg & Berg will enable it to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment is subject to stockholder approval at the Company's 2002 annual meeting to be held on August 27, 2002 and completion of definitive documentation. In exchange for any amounts funded pursuant to this new agreement, the Company will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company will agree to register any shares it issues to Berg & Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, the Company's achievement of operating milestones. In addition, Berg & Berg has the option to reduce the commitment to the extent the Company enters into a debt or equity financing arrangement with a third party at any time during the term of the commitment. As a result of an offering the Company completed in April 2002, Berg & Berg may elect to reduce its commitment to $13.5 million.

        On January 1, 1998, the Company granted options to Mr. Dawson, the Company's Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Since the issuance date (the "Issuance Date") of the Dawson Notes (March 5,
        1998), the largest aggregate amounts of indebtedness outstanding at any time under Dawson Note One and Dawson Note Two were $4,119,383 and $1,871,046, respectively. As of June 30, 2002, amounts of $3,405,911 and $1,546,983 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

        In accordance with the Dawson Notes, interest is payable annually in arrears and had been unpaid until June 21, 2002. Accrued interest through March 4, 2002, the last interest payment due date, totaled $1,106,705. On June 21, 2002, the accrued interest was paid in full (See
        Note 8, Debt to Stockholder). In addition, the stock price of the Company's common stock has suffered a decline. Management believes that this is a temporary decline and feels that the principal on the Dawson Notes will be fully collectible.

10.     GEOGRAPHIC INFORMATION:

        The Company conducts its business in two geographic segments.

        Long lived asset information by geographic area at June 30, 2002 and March 31, 2002 is as follows (in thousands):

                                June 30, 2002   March 31, 2002
                                -------------   --------------
        United States              $ 4,641         $ 4,609
        International               10,400           9,557
                                -------------   --------------
        Total                      $15,041         $14,166
                                =============   ==============

        Revenues by geographic area for the three-month periods ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

                                June 30, 2002   March 31, 2002
                                -------------   --------------
        United States               $ 276        $ 1,207
        International                 233          1,651
                                 ------------   ------------
        Total                       $ 509        $ 2,858
                                 ============   ============

11.     JOINT VENTURE AGREEMENTS:

        In June 2001, the Company and Hanil Telecom reached an agreement to terminate their joint venture. As conditions of the termination, Shinhan Bank transferred its payment guarantee obligations under a line of credit from the Company to the Company's former joint venture partner and the Company granted a license to an affiliate of Hanil Telecom. In addition, the deferred revenue balance of $2.5 million was offset by approximately $896,000 of accounts receivable and the remaining $1.6 million balance was recorded as license revenue to recognize the license agreement.

12.     RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2001, SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", was issued, which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted SFAS No. 142 on April 1, 2002. An assessment of the value of the Company's intellectual property was performed during the quarter ended December 31, 2001 under SFAS No.
        121. An impairment charge was deemed appropriate and recorded during the quarter ended December 31, 2001, and the useful life of the Company's intellectual property was reduced. SFAS No. 142 did not have an impact on the Company's financial statements.

        In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company adopted SFAS No. 144 on April 1, 2002. An impairment charge was deemed appropriate and recorded during the quarter period ended December 31, 2001. SFAS No. 144 did not have an impact on the Company's financial statements.

        In April 2002, SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued, which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". The Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in April 2003 and does not expect this adoption to have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the progress of our research and development activities, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our joint venture relationships, the status of the development of our products and their anticipated performance and customer acceptance and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks inherent in establishing a new manufacturing capability, risks in product and technology development, the effect of the Company's accounting policies and the other risks discussed below under the caption, "Risk Factors," and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed below and in the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended March 31, 2002. The results for the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.

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

Recently, we unveiled our new lithium-ion technology, which utilizes a phosphate-based cathode material. We have branded our phosphate-based lithium-ion technology, Saphion(TM) technology, and believe that it addresses the major weaknesses of existing oxide based lithium-ion alternatives while offering a solution that is competitive in cost and performance. We believe phosphate, in combination with different metals, enables greater energy density than oxide technologies, whether cobalt or manganese. We believe that these characteristics, along with the safety attributes of Saphion(TM) technology, enable it to be designed into a wide variety of products in markets not served by current lithium-ion solutions, including, among others, computers, communications devices, consumer electronics, appliances, toys, vehicles and uninterrupted power supply systems. Saphion(TM) technology will allow us to offer solutions in the form of safer, environmentally friendly, lower-cost, higher performance energy products which are becoming increasingly critical in today's energy solutions market.

Our business strategy is enhanced by the substantial and broad based experience of our management team in the high technology industry. During the past year, management successfully implemented and reached key milestones of our business transition plan. We launched the Saphion(TM) technology and transitioned the production of our Saphion(TM) polymer batteries from research and development to our vertically integrated manufacturing facility in Northern Ireland. We continue to ramp up production of high quality, large format Saphion(TM) batteries for use in the N-Charge(TM) Power System, our first end-user product. The N-Charge(TM) Power System is the first solution powered by Saphion(TM) technology and is the first portable battery system designed to recharge and/or run two mobile electronic devices simultaneously.

We have established the following objectives as our priorities for fiscal 2003:

o    Sign additional Tier One customers for the N-Charge(TM) system.

o Launch new Saphion(TM)-based products to continue to demonstrate the advantages and multiple applications for this technology.

o Sign an additional OEM agreement to build cylindrical and prismatic Saphion(TM) products.

o Sign phosphate material and battery licensees by the end of the fiscal year.

Progress toward meeting these goals has been slowed by delays in signing Tier One customers.

In the current economic environment, many Tier One vendors have reduced the resources available to qualify products beyond their core business. With fewer people to evaluate and test products such as ours, the qualification process is extended.

We have recently seen internal testing data that has caused concerns regarding the reliability of the N-Charge(TM) product when stored and not used for long periods of time. The data we have is preliminary and not complete. We will need more time to determine what technical changes will be required to resolve this issue, but we believe we have identified a containment plan and are aggressively pursuing root cause solutions. We have not had any material warranty claims related to this issue; however, as part of our continuous product improvement process, we have decided to put the continued marketing of the product on hold until our containment plan is validated and in place.

As a result, the Company's previous forecast of strong revenue growth for fiscal 2003 will likely shift by one to two quarters toward the first half of fiscal 2004. However, we do not anticipate that this will affect our liquidity in the short term. To limit the impact of this delay on our cash flow, we have taken the following actions:

o In light of the fact that we have sufficient inventory to meet current customer demand, we have reduced production volumes at our Northern Ireland facility.

o With the objective of reducing the cost of the N-Charge(TM) product to lower price points and drive demand, we have engaged a new contract manufacturer and are planning to transfer part of our assembly process to Mexico.

Further, we are prepared to take additional cost-saving measures, if necessary, to conserve our financial resources.

Separately, our stock has been trading on the Nasdaq National Market below $3.00 per share for the last three months. Because we are currently operating with negative stockholder equity, at this trading price, we no longer meet the minimum listing requirements of the Nasdaq National Market. We intend to apply to transfer our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market in accordance with the Nasdaq rules.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 (FIRST QUARTER OF FISCAL 2003) AND JUNE 30, 2001 (FIRST QUARTER OF FISCAL 2002).

BATTERY AND LAMINATE SALES. Revenue from battery and laminate sales totaled $508,000 for the first quarter of fiscal 2003. For the corresponding period of fiscal 2002, revenue from battery and laminate sales totaled $725,000. In December 2000, we completed the acquisition of technology rights from Telcordia Technologies, Inc. and correspondingly completed a strategic shift away from our battery and laminate sales pipeline to an emphasis on licensing and royalty revenue. Battery and laminate sales in the first quarter of fiscal 2002 represented sales from the customer pipeline established before the strategic shift. During the second half of fiscal 2002, we implemented a balanced strategy leveraging revenue from both licensing and battery and laminate products. Battery and laminate sales for the first quarter of fiscal 2003 are initial results from the re-establishment of our customer pipeline for battery and laminate products.

LICENSING AND ROYALTY REVENUE. No licensing revenue was recognized during the first quarter of fiscal 2003 and royalty revenue totaled $1,000 for the period. Licensing and royalty revenue totaled $2.1 million for the first quarter of fiscal 2002, of which $1.6 million relates to the conversion of the Hanil joint venture to a license agreement. We continue to pursue licensing for both our process and chemistry patent portfolio.

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery, laminate and Saphion(TM) products. Cost of sales totaled $2.5 million and $2.8 million for the first quarter of fiscal 2003 and fiscal 2002, respectively. The decrease in cost of sales from fiscal 2002 to fiscal 2003 is due to both the decrease in battery and laminate sales and continued automation improvements in our manufacturing facility. The decrease is partially offset by costs associated with manufacturing of our newly launched Saphion(TM) materials and N-Charge(TM) Power System.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment, and materials to support our battery and product research and product development. Research and development expenses totaled $2.8 million and $2.5 million for the first quarter of fiscal 2003 and fiscal 2002, respectively. The $300,000, or 10%, increase during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 is due to additional headcount and development expense associated with the development of battery pack products using our Saphion(TM) technology. The increase is partially offset by decreases in research and development expenses associated with our Northern Ireland facility.

MARKETING. Marketing expenses consist primairly of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were $783,000 and $433,000 for the first quarter of fiscal years 2003 and 2002, respectively. The increased expenditures are the result of our continued focus in the areas of sales and marketing through the reorganization of sales personnel and increased travel and promotional activities. The increased expenditures are in line with our transition from a research and development-focused organization to a sales and customer-focused entity.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal and corporate related expenses. General and administrative expenses were $2.4 million and $3.3 million for the first quarter of fiscal 2003 and fiscal 2002, respectively. The 26% decrease between comparable periods is due primarily to decreased recruiting, legal, severance and travel expenses in the first quarter of fiscal 2003.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization totalled $645,000 and $2.4 million for the first quarter of fiscal 2003 and fiscal 2002, respectively. The $1.7 million, or 73%, decrease in deprecation and amortization expenses during the first quarter of fiscal 2003 resulted primarily from the impact of an impairment of assets during the third quarter of fiscal 2002. This decrease is partially offset by depreciation for capital assets acquired during the current quarter and the fourth quarter of fiscal 2002.

INTEREST AND OTHER INCOME. Interest and other income was $116,000 for the first quarter of fiscal 2003 as compared to $195,000 for the same period in fiscal 2002. The decrease primarily results from less funds being available for investment.

INTEREST EXPENSE. Interest expense was $1.1 million and $749,000 during the quarters ended June 30, 2002 and June 30, 2001, respectively. This increase is a result of increased borrowings of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash and cash equivalents of $7.1 million. In addition, as of June 30, 2002 we had $4.1 million available under a loan agreement and $30.0 million available under an equity line of credit financing commitment with Berg & Berg Enterprises, LLC. This commitment is subject to stockholder approval at our 2002 annual meeting and completion of definitive documentation. Berg & Berg has the option to reduce the commitment to the extent the Company enters into a debt or equity financing arrangement with a third party at any time during the term of the commitment. As a result of an offering the Company completed in April 2002, Berg & Berg may elect to reduce its commitment to $13.5 million. At June 30, 2002, we had commitments for capital expenditures for the next 12 months of approximately $571,000 relating to specified manufacturing equipment, which is included in accrued expenses at June 30, 2002. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated. After taking into account our cash and cash equivalents, projected cash flows from licensing and systems sales and available funding from our loan agreement and equity line of credit financing commitment, we expect that we will have sufficient financing through fiscal 2003 to meet our working capital, capital expenditure and investment requirements. At our current level of operations, we are using cash from operations of approximately $6.0 to $9.0 million per quarter. We expect our cash requirements to increase as our sales increase, and we intend to manage our capital expenditures and operating expenses based on our then available sources of cash. We may have additional sources of cash from the commercialization of our Saphion(TM) technology into new markets and customers in addition to the sale of new products announced in February 2002. However, at this time we are not able to accurately forecast cash from these sources.

The Company used net cash from operations for the first quarter of fiscal 2003 and 2002 of $8.8 million and $9.3 million, respectively. The cash used in our fiscal 2003 operating activities was primarily due to net loss, investments in inventory and the add back of non-cash expenses, including depreciation and amortization and accretion of debt discount. The decrease in operating cash outflows was substantially due to operational improvements company-wide and was partially offset by increased investment in inventory to support our recently launched N-Charge(TM) products.

We used $450,000 and $2.5 million in investing activities for the first quarters of fiscal 2003 and 2002, respectively. The decrease is due to the substantial completion of investments in equipment for our Northern Ireland facility.

We obtained cash from financing activities of $15.5 million and $11.4 million during the first quarters of fiscal 2003 and 2002, respectively.

As a result of the above, we had a net increase in cash and cash equivalents of $6.4 million during the first quarter of fiscal 2003 and a net decrease of cash of $1.2 million in the first quarter of fiscal 2002.

As of June 30, 2002, our short-term and long-term debt obligations, including long-term interest, were $892,000 and $39.0 million, respectively. During fiscal 2002, we reached an agreement with Berg & Berg to extend the maturity date of our loan agreement with a current loan balance of $14.95 million and accrued interest of $3.7 million from August 30, 2002 to September 30, 2005.

During fiscal 1994, through our Dutch subsidiary, we signed an agreement with the Northern Ireland Industrial Development Board now titled Invest Northern Ireland ("INI"), to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the INI. The grants available under the agreement and offers for an aggregate of up to (pound)25.6 million, generally became available over a five-year period through October 31, 2001. As a condition to receiving funding from the INI, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $18.4 million) in debt or equity financing from the Company. As of June 30, 2002, we had received grants aggregating (pound)9.4 million ($14.4 million). The amount of the grants available under the agreement and offers depends primarily on the level of capital expenditures that are made by the Company. Substantially all of the funding received under the grants is repayable to the INI if the subsidiary is in default under the agreement and offers, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the INI will bring any legal action pursuant to the Letter of Offer. We have begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. We may not be able to meet the requirements necessary to retain grants under the INI agreement. Although we believe it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.3 million and equipment grants of $13.1 million.

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

                          RISKS RELATED TO OUR BUSINESS

WE MAY HAVE A NEED FOR ADDITIONAL FINANCING.

We may need to raise additional capital. If we cannot obtain additional financing on reasonable terms, or at all, we may not be able to execute our business strategy as planned and our results of operations would suffer. At June 30, 2002, the Company had cash and cash equivalents of $7.1 million. On April 9, 2002, the Company raised net proceeds of approximately $15.2 million through the sale of 6.122 million shares of the Company's common stock. In addition, as of June 30, 2002, we had $4.1 million available under a loan agreement and $30.0 million available under an equity line of credit financing commitment with Berg & Berg.

Our financing commitment with Berg & Berg will enable us to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment is subject to stockholder approval at our 2002 annual meeting and completion of definitive documentation. In exchange for any amounts funded pursuant to this new agreement, we will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. We will agree to register any shares we issue to Berg & Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, our achievement of operating milestones. In addition, Berg & Berg has the option to reduce the commitment to the extent we enter into a debt or equity financing arrangement with a third party at any time during the term of the commitment. As a result of the offering we completed in April 2002, Berg & Berg may elect to reduce its commitment to $13.5 million.

At our current level of operations, we are using cash from operations of approximately $6.0 to $9.0 million per quarter. To sustain our operations for a longer period of time than can be funded from operations and our commitments from Berg & Berg, we may need to seek additional financing. Our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, joint venture and business opportunities, or a request for repayment of a portion or all of our existing grants, which totaled $14.4 million at June 30, 2002, from the Northern Ireland Industrial Development Board, now known as Invest Northern Ireland or the INI.

We believe that our existing cash and cash equivalents, anticipated cash flows from our operating activities and available financing will be sufficient to fund our working capital and capital expenditure needs through fiscal 2003. If our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional capital in order to provide for our operations or reduce our cash requirements accordingly. There can be no assurance that additional capital will be available on acceptable terms or at all or that appropriate cash flow reductions can be made without adversely effecting our current or future business strategy.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $346.3 million as of June 30, 2002. We have working capital of $3.9 million as of June 30, 2002, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2003, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR SAPHION(TM) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success is dependent on the acceptance of our batteries and the products using our batteries in their markets. We have recently become aware of potential reliability problems if the batteries are stored and not used over long periods. Acceptance by our targeted customers will be dependent on our ability to resolve this issue to their satisfaction. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we or our customers are unable to gain any significant market acceptance for Saphion(TM) technology based batteries, our business will be adversely affected. It is too early to determine if Saphion(TM) technology based batteries will achieve significant market acceptance.

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

We recently entered into a Memorandum of Understanding with each of Acer Inc. and Wistron Corporation for the development of devices using our technology. Additionally, we have entered into a relationship with Hewlett-Packard Company in which our N-Charge(TM) product will be featured in Hewlett-Packard's Education Solutions Portfolio product bundle. Subsequently, Hewlett Packard placed an initial purchase order and we began shipment of the N-Charge(TM) product in April 2002. Neither the Memoranda of Understanding with Acer or Wistron nor the relationship with Hewlett-Packard requires the companies to make any financial commitments to us and may not lead to additional purchase orders. As a result, of the foregoing, these relationships may not result in significant sales of products incorporating our Saphion(TM) technology, including sales of our N-Charge(TM) product. If these relationships result in additional sales, we cannot assure you that they will be profitable. If these relationships do not lead to significant purchase orders, our future revenues and profitability may be materially adversely affected.

BECAUSE OUR BATTERIES ARE INTENDED PRIMARILY TO BE INCORPORATED INTO OTHER PRODUCTS, WE WILL NEED TO RELY ON OEMS TO COMMERCIALIZE OUR PRODUCTS. WE MAY NOT OBTAIN ADEQUATE ASSISTANCE FROM THESE THIRD PARTIES TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

Our business strategy contemplates that we will be required to rely heavily on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced, or modified, versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the battery requirements for each specific application. We have recently become aware of potential reliability problems if our batteries are stored and not used over long periods. Acceptance by tier one OEMs will be dependent on our ability to resolve this issue to their satisfaction. If we are unable to design, develop and introduce products that meet OEMs' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

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

o the rate that our licensees manufacture and distribute their products to OEMs; and

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

FAILURE TO SCALE UP OUR MANUFACTURING FACILITY WILL HARM OUR CUSTOMER RELATIONS AND THREATEN FUTURE PROFITS.

We have begun to manufacture batteries on a commercial scale to fulfill purchase orders and we are able to produce sufficient quantities of batteries for short-term needs. We continue to install, de-bug and qualify equipment in our manufacturing facility. If we fail to develop and efficiently operate a large scale manufacturing facility capable of cost-effectively producing significant quantities of batteries according to customer specifications, our ability to serve the needs of our customers will be harmed and our future sales and profits will be threatened.

OUR PATENT APPLICATIONS MAY NOT RESULT IN ISSUED PATENTS.

Patent applications in the United States are maintained in secrecy until the patents issue or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than the United States.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND, AND IF ANY OF OUR PRODUCTS OR PROCESSES ARE FOUND TO BE INFRINGING, WE MAY NOT BE ABLE TO PROCURE LICENSES TO USE PATENTS NECESSARY TO OUR BUSINESS AT REASONABLE TERMS, IF AT ALL.

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

o    reduction, delay or cancellation of orders from a customer;

o    development by a customer of other sources of supply;

o selection by a customer of devices manufactured by one of our competitors for inclusion in future product generations;

o    loss of a customer or a disruption in our sales and distribution channels;
     or

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

THERE IS A POTENTIAL SALES-CHANNEL CONFLICT BETWEEN OUR FUTURE TECHNOLOGY LICENSEES AND US.

The acquisition of the Telcordia Technologies, Inc.'s intellectual property assets and our Saphion(TM) technology licensing strategy has added significant diversity to our overall business structure and our opportunities. We recognize that there is potential for a conflict among our sales channels and those of our future technology licensees. Although our manufacturing and marketing business generally is complementary to our licensing business, sales-channel conflicts may arise. If these potential conflicts do materialize, we may not be able to mitigate the effect of a conflict that, if not resolved, may impact our results of operations.

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

WE DEPEND UPON THE CONTINUED OPERATION OF OUR NORTHERN IRELAND FACILITY. OPERATIONAL PROBLEMS AT THIS FACILITY COULD HARM OUR BUSINESS.

Our revenues are dependent upon the continued operation of our manufacturing facility in Northern Ireland. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, we have obtained permits to conduct our business as currently operated at the facility. If the facility were destroyed and rebuilt, there is a possibility that these permits would not remain effective at the current location, and we may not be able to obtain similar permits to operate at another location. The occurrence of these or any other operational problems at our Northern Ireland facility may harm our business.

WE EXPECT TO SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO AND DERIVE A SIGNIFICANT PORTION OF OUR LICENSING REVENUES FROM CUSTOMERS LOCATED OUTSIDE THE UNITED STATES. FOREIGN GOVERNMENT REGULATIONS, CURRENCY FLUCTUATIONS AND INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS AND LICENSES UNAFFORDABLE IN FOREIGN MARKETS, WHICH WOULD REDUCE OUR FUTURE PROFITABILITY.

We expect that international sales of our products and licenses, as well as licensing royalties, will represent an increasingly significant portion of our sales. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our failure to efficiently automate our production on a timely basis, if at all, could damage our reputation and relationships with future and existing customers, cause us to lose business and potentially prevent us from establishing the commercial viability of our products.

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

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of liquid lithium-ion, competing polymer and, in some cases, nickel metal-hydride batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT and Electrovaya. All of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, which include laptops, cellular telephones and personal digital assistant products, on the basis of performance, size and shape, cost and ease of recycling. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

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

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

WE INTEND TO APPLY FOR OUR COMMON STOCK TO BE TRANSFERRED TO THE NASDAQ SMALLCAP MARKET BECAUSE WE CURRENTLY DO NOT SATISFY THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ NATIONAL MARKET.

We do not currently satisfy the minimum bid listing requirement ($3.00 per share) of the Nasdaq Stock Market's National Market. We intend to voluntarily apply to transfer our securities to the Nasdaq SmallCap Market. The last sale price of our common stock on August 13, 2002 was $1.31. The minimum bid price requirement of the Nasdaq SmallCap Market is $1.00. Assuming we continue to meet the bid price and all other listing requirements of the Nasdaq SmallCap Market and our application is approved, our common stock would then trade on the Nasdaq SmallCap Market. If we were to fail to meet the requirements for continued listing, it could have a materially adverse effect on the price of our common stock.

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of July 15, 2002, our officers, directors and their affiliates as a group beneficially owned approximately 18.2% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

o vote for the election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or

o oppose or support significant corporate transactions when these transactions further their interests as incumbent officers or directors, even if these interests diverge from their interests as stockholders per se and thus from the interests of other stockholders.

SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE TAKEOVER ATTEMPTS DIFFICULT, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND LIMIT THE PRICE POTENTIAL ACQUIRERS MAY BE WILLING TO PAY FOR OUR COMMON STOCK.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 51,692,144 shares of common stock as of June 30, 2002. In addition, at June 30, 2002, we had 5,461,629 shares of our common stock reserved for issuance under outstanding options and warrants, and 6,933,949 additional shares reserved for issuance under our stock option plans.

SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD IMPAIR OUR STOCK PRICE.

Sales of a substantial number of shares of common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. These factors could also make it more difficult to raise funds through future offerings of common stock.

WE DO NOT INTEND TO PAY DIVIDENDS AND THEREFORE STOCKHOLDERS WILL ONLY BE ABLE TO RECOVER THEIR INVESTMENT IN OUR COMMON STOCK, IF AT ALL, BY SELLING THE SHARES OF OUR STOCK THAT THEY HOLD.

Some investors favor companies that pay dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, a return on an investment in our stock likely depends on the ability to sell our stock at a profit.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2002. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The Company has long-term debt, in the form of two building mortgages, which bear interest at a adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.5% and 5.75%, respectively at June 30, 2002). The Company also has long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lenders borrowing rate (9% at June 30, 2002) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for the Company's long-term debt.

                        2003        2004        2005        2006        2007      THEREAFTER    TOTAL
                      ---------   ---------   ---------   ---------   ---------   ----------   ---------
                                               (dollars in thousands)
Liabilities:
Fixed rate debt:         --          --          --         15,929       --           --        15,929
Variable rate debt       666         915         949        15,934      1,021        2,305      21,790


Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        (1)  Exhibit 99.1  Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K:

        (1) Report on Form 8-K, filed April 4, 2002, reporting under Item 5 the Placement Agency Agreement dated April 3, 2002, by and between the Company and A.G. Edwards & Sons, Inc. and the press release of the Comapny issued on April 4, 2002.

        (2) Report on Form 8-K, filed April 15, 2002, reporting under Item 2 the disposition of certain assets in exchange for a discharge and release of all obligations under the Company's loan agreement with Berg & Berg Enterprises, LLC dated February 24, 2002.


EXHIBIT INDEX

EXHIBIT NO.

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                    VALENCE TECHNOLOGY, INC.


Date: August 14, 2002                By:       /S/ STEPHAN B. GODEVAIS
                                           ------------------------------------
                                           Stephan B. Godevais
                                           President, Chief Executive Officer
                                           and Chairman of the Board


                                     By:       /S/ KEVIN W. MISCHNICK
                                           ------------------------------------
                                           Kevin W. Mischnick
                                           Vice President of Finance (Principal
                                           Financial and Accounting Officer)