Form 10-Q
period 2002-09-30
VALENCE TECHNOLOGY INC
filed 2002-11-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                          77-0214673
      --------------------------------       --------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [X]      No[_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.001 par value              61,149,303 shares
   ------------------------------       ----------------------------------
             (Class)                    (Outstanding at November 12, 2002)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           September 30, 2002 and March 31, 2002...............................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Three-
           and Six-Month Periods Ended September 30, 2002 and 2001.............4

           Condensed Consolidated Statements of Cash Flows
           for the Six-Month Periods
           Ended September 30, 2002 and 2001...................................5

           Notes to Condensed Consolidated Financial Statements................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........26

  Item 4.  Controls and Procedures............................................26

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................27

  Item 2.  Changes in Securities and Use of Proceeds..........................27

  Item 3.  Defaults Upon Senior Securities....................................27

  Item 4.  Submission of Matters to a Vote of Security Holders................27

  Item 5.  Other Information..................................................27

  Item 6.  Exhibits and Reports on Form 8-K...................................27

SIGNATURES ...................................................................28

Certification of Principal Executive Officer..................................29

Certification of Principal Financial Officer..................................30

Exhibit Index.................................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2002 and March 31, 2002 (in
                 thousands, except share and per share amounts)
                                   (unaudited)


                                                           September 30,        March 31,
                                                               2002               2002
                                                           -------------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                             $      5,781        $      623
     Trade receivables, net of allowance of $253
       and $312 as of September 30, 2002 and
       March 31, 2002, respectively                                 216               362
     Inventory, net                                               3,401             2,589
     Prepaid and other current assets                               880             1,552
                                                           -------------       -----------
          Total current assets                                   10,278             5,126

Property, plant and equipment, net                               15,299            14,166
Intellectual property, net                                       10,514            11,239
                                                           -------------       -----------
                         Total assets                      $     36,091        $   30,531
                                                           =============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                     $        702        $      683
     Accounts payable                                             3,155             2,548
     Accrued expenses                                             1,966             2,632
     Grant payable                                                1,700             1,553
     Accrued payroll and benefits                                   754               561
                                                           -------------       -----------
          Total current liabilities                               8,277             7,977

Long-term interest                                                5,126             3,778
Long-term debt, less current portion                              6,001             5,884
Long-term debt to stockholder                                    30,818            28,755
                                                           -------------       -----------
          Total liabilities                                      50,222            46,394
                                                           -------------       -----------
Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized:
  100,000,000 shares, issued and outstanding:
    61,149,303 and 45,570,144 shares at September 30,
      2002 and March 31, 2002, respectively                          61                46
Additional paid-in capital                                      351,163           331,038
Notes receivable from stockholder                                (5,022)           (5,990)
Accumulated deficit                                            (355,975)         (336,703)
Accumulated other comprehensive loss                             (4,358)           (4,254)
                                                           -------------       -----------
          Total stockholders' equity (deficit)                  (14,131)          (15,863)
                                                           -------------       -----------
               Total liabililities and stockholders
                 equity (deficit)                          $     36,091        $   30,531
                                                           =============       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
        LOSS For the Three and Six Month Periods Ended September 30, 2002
                                    and 2001
                    (in thousands, except per share amounts)
                                   (unaudited)

                                            Three Months Ended                Six Months Ended
                                      ------------------------------    ------------------------------
                                       September 30,   September 30,    September 30,    September 30,
                                           2002            2001             2002             2001
                                      -------------    -------------    -------------    -------------
Revenue:
  Licensing and royalty revenue       $          7     $         45     $          8     $      2,178
  Battery and laminate sales                   253              482              761            1,207
                                      -------------    -------------    -------------    -------------
     Total revenues                            260              527              769            3,385

Cost of sales:                               2,713            1,534            5,235            4,336
                                      -------------    -------------    -------------    -------------
Gross profit (loss)                         (2,453)          (1,007)          (4,466)            (951)

Operating expenses:
  Research and product development           2,285            2,282            5,083            4,502
  Marketing                                    569              651            1,352            1,084
  General and administrative                 2,730            3,163            5,143            6,763
  Depreciation and amortization                652            2,463            1,297            4,853
                                      -------------    -------------    -------------    -------------
      Total costs and expenses               6,236            8,559           12,875           17,202
                                      -------------    -------------    -------------    -------------
Operating loss                              (8,689)          (9,566)         (17,341)         (18,153)

Loss on disposal of assets                                     (147)                             (147)
Interest and other income                       81              504              197              699
Interest expense                            (1,005)            (898)          (2,128)          (1,647)
                                      -------------    -------------    -------------    -------------
Net loss                                    (9,613)         (10,107)         (19,272)         (19,248)

Net loss available to common
  stockholders                        $     (9,613)    $    (10,107)    $    (19,272)    $    (19,248)
                                      =============    =============    =============    =============
Other comprehensive loss:
  Net loss                            $     (9,613)    $    (10,107)    $    (19,272)    $    (19,248)
  Change in foreign currency
   translation adjustments                    (164)             831             (104)             648
                                      -------------    -------------    -------------    -------------
      Comprehensive loss              $     (9,777)    $     (9,276)    $    (19,376)    $    (18,600)
                                      =============    =============    =============    =============
Net loss per share available to
  common stockholders                 $      (0.19)    $      (0.22)    $      (0.37)    $      (0.42)
                                      =============    =============    =============    =============
Shares used in computing net
  loss per share available
  to common stockholders,
  basic and diluted                         51,797           45,549           51,643           45,448
                                      =============    =============    =============    =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the
               Six Month Periods Ended September 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                 Six Months           Six Months
                                                                   Ended                Ended
                                                               September 30,         September 30,
                                                                   2002                  2001
                                                               -------------         -------------
Cash flows from operating activities:
Net loss                                                       $    (19,272)         $   (19,248)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                       1,297                4,853
  Accretion of debt discount                                            570                  325
  Interest income on shareholder note receivable                       (138)                (139)
  Write-off property and equipment                                                           155
  Compensation related to the issuance of stock options                                      198
Changes in operating assets and liabilities:
  Trade receivables                                                     286                3,225
  Prepaid and other current assets                                      584                 (216)
  Inventory                                                            (811)                 947
  Accounts payable                                                      515               (2,966)
  Accrued expenses and long-term interest                               689                  803
  Deferred revenue                                                                        (2,500)
                                                               -------------         ------------
      Net cash used in operating activities                         (16,280)             (14,563)
                                                               -------------         ------------
Cash flows from investing activities:
  Purchases of property, plant & equipment                             (809)              (5,293)
  Proceeds from investments                                                                  154
                                                               -------------         ------------
      Net cash used in investing activities                            (809)              (5,139)
                                                               -------------         ------------
Cash flows from financing activities:
  Proceeds of long-term debt                                          2,600               16,986
  Other long-term debt                                                 (469)                (358)
  Proceeds from issuance of common stock and warrants,
    net of issuance costs                                            20,141                   95
                                                               -------------         ------------
      Net cash provided by financing activities                      22,272               16,723
                                                               -------------         ------------
Effect of foreign exchange rates on cash
  and cash equivalents                                                  (25)                 148
                                                               -------------         ------------
Increase (decrease) in cash and cash equivalents                      5,158               (2,831)
Cash and cash equivalents, beginning of period                          623                3,755
                                                               -------------         ------------

Cash and cash equivalents, end of period                       $      5,781          $       924
                                                               =============         ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

1.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of September 30, 2002, its consolidated results of operations for each of the three and six-month periods ended September 30, 2002 and September 30, 2001, and the consolidated cash flows for each of the six-month periods ended September 30, 2002 and September 30, 2001. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2002. The results for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The year-end condensed consolidated balance sheet data as of March 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.      LIQUIDITY AND CAPITAL RESOURCES:

        At the Company's current level of operations, it is using cash from operations in the approximate amount of $6.0 million to $9.0 million per quarter. However, the Company expects its cash requirements to increase, by as much as $3.0 million, during the third quarter of fiscal 2003, before resuming previous levels in the fourth quarter. This increase is due to payments related to D&O insurance premium, restructuring charges and previously committed capital expenditures for equipment in the Company's Northern Ireland facility. The increase will be fully funded by cash on hand and available capital from Berg & Berg Enterprises, LLC ("Berg & Berg"). In addition, at September 30, 2002 the Company had commitments for capital expenditures of approximately $718,000.

        At September 30, 2002, the Company's principal sources of liquidity were cash and cash equivalents of $5.8 million, $2.1 million available under a loan agreement with Berg & Berg and $25.0 million available under an equity line of credit financing commitment with Berg & Berg. Currently, the Company does not have material sales. Consequently, the Company is dependent on Berg & Berg's continued willingness to fund its continued operations. Under the equity line of financing commitment Berg & Berg has the contractual right to reduce the remaining availability under the line from $25 million to $8.5 million. Further, the commitment expires on March 31, 2004 and Company's right to draw down on the line is limited to $5 million per quarter and is further dependent upon meeting certain operating conditions. Although the Company does not currently satisfy all of these conditions, Berg & Berg has waived these conditions for any draw down in the third and fourth quarters of fiscal 2003, except for the condition that Stephan Godevais remain CEO. There can be no assurance that the Company can meet these conditions in subsequent quarters.

        Assuming Berg & Berg continues to fund the operations of the Company at the rate of $5 million per quarter, the Company expects to have sufficient financing through the next twelve months to meet its working capital, capital expenditure and investment requirements. However, if Berg & Berg were to exercise its right to reduce the amounts under the equity line of credit to $8.5 million or if the Company were not able to satisfy the conditions to funding under that line in the first quarter of fiscal 2004, the Company would exhaust its existing sources of liquidity. In such a case, the Company's ability to continue its operations would be dependent on arranging for additional equity or debt financing, which, given the current equity and debt markets, could be difficult to arrange.

        In addition, the Company has planned for an increase in sales, and if the Company experiences sales in excess of its plan during this period, its working capital needs would likely increase from that currently anticipated. Therefore, the Company's may need to arrange for additional equity or debt financing.

3.      FINANCING:

        On April 9, 2002, the Company sold 6.122 million shares in a new issuance of common stock to a select group of institutional investors, at a price of $2.70 per share. A.G. Edwards & Sons, Inc. and Wm Smith Securities, Incorporated served as placement agents for the offering. The Company raised net proceeds of approximately $15.2 million in the transaction. Proceeds from the financing were used for working capital purposes.

        On September 30, 2002, the Company drew down $5.0 million from its equity line of credit financing commitment from Berg & Berg and issued approximately 9.5 million shares of the Company's common stock (See Note 2, Liquidity and Capital Resources).

4.      NET LOSS PER SHARE:

        Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation at September 30 were as follows:


                                                   Three Months Ended                 Six Months Ended
                                             September 30,   September 30,      September 30,   September 30,
                                                 2002            2001               2002            2001
                                             -------------   -------------      -------------   -------------
Common Stock Option
  Beginning of period                           7,130,000       6,859,000         6,426,000       4,398,000
  Granted (expired) during the period             166,000         (51,000)          870,000       2,410,000
                                             -------------   -------------      -------------   -------------
  End of period                                 7,296,000       6,808,000         7,296,000       6,808,000
Warrants to purchase common stock               3,237,000       1,834,000         3,237,000       1,834,000
                                             -------------   -------------      -------------   -------------
Total                                          10,533,000       8,642,000        10,533,000       8,642,000
                                             =============   =============      =============   =============


5.      INVENTORY:

        Inventory consisted of the following (in thousands) at:

                                              September 30,     March 31,
                                                  2002            2002
                                              -------------    -------------
                   Raw materials                  $2,006          $1,977
                   Work in process                   909             591
                   Finished goods                    486              21
                                              -------------    -------------
                                                  $3,401          $2,589
                                              =============    =============


6.      INTELLECTUAL PROPERTY:

        Intellectual property is amortized over 8 years. Intellectual property, net of impairment, consisted of the following (in thousands) at:

                                                September 30,      March 31,
                                                    2002             2002
                                                -------------    -------------
                Intellectual properties              $13,602          $13,602
                Less: accumulated
                amortization                          (3,088)          (2,363)
                                                -------------    -------------
                Intellectual properties, net
                  of accumulated amortization        $10,514          $11,239
                                                =============    =============

        Amortization expense on intellectual property at September 30, 2002 will be as follows (in thousands):

                   Fiscal Year
                -----------------
                Remainder of 2003                     $725
                      2004                            1450
                      2005                            1450
                      2006                            1450
                      2007                            1450
                   Thereafter                        3,989
                                                 ----------
                                                   $10,514
                                                 ==========

        Amortization expense for the three months ended September 30, 2002 and September 30, 2001 was approximately $362,000, and $480,000, respectively. The amounts charged to amortization expense for the six months ended September 30, 2002 and September 30, 2001 were approximately $725,000 and $960,000, respectively.

7.      DEBT TO STOCKHOLDER:

                                              September 30,     March 31,
                                                  2002            2002
                                              -------------    -------------
                                                    (in thousands)
                  2001 Loan balance                $17,929          $16,436
                  1998 Loan balance                 14,950           14,950
                  Unaccreted debt discount          (2,061)          (2,631)
                                              -------------     ------------
                  Balance                          $30,818          $28,755
                                              =============     ============

        In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. As of September 30, 2002, a total of $19,036,000 had been drawn on the 2001 Loan. On June 21, 2002, Berg & Berg agreed to reduce the principal amount of the 2001 loan by $1,106,705, representing interest due to the Company by Mr. Lev Dawson (See Note 9, Related Party Transactions). The Company has the right to reborrow this $1,106,705 of principal as needed. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. Borrowings on the 2001 Loan, net of the repayment, as of September 30, 2002, were $17,929,000. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,768,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense, amortized over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. As of September 30, 2002, a total of $707,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three and six-month periods ended September 30, 2002 were $331,000 and $673,000, respectively.

        In July 1998, the Company entered in to an amended loan agreement ("1998 Loan") with Berg & Berg which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of September 30, 2002, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at September 30, 2002). Effective December 31, 2001, the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of September 30, 2002, accrued interest on the loan totaled $4,080,000, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,159,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of September 30, 2002, a total of $2,159,000 has been accreted. The amounts charged to interest expense for the three-month periods ended September 30, 2002 and September 30, 2001 were $339,000 for each period. Interest expense for the six months ended September 30, 2002 and September 30, 2001 was approximately $675,000 for each period.

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

        GRANTS:

        Resulting from the reduction of Northern Ireland manufacturing activity at the end of the fiscal year ended March 31, 2001, the employment levels specified by Northern Ireland Industrial Development Board, now titled Invest Northern Ireland ("INI"), have not been maintained. Consequently, the Company is in default of its agreement with the INI. The INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, the Company does not believe that the INI will bring any legal action pursuant to the Letter of Offer. The Company has begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. Initial discussions with the INI resulted in the INI releasing its potential clawback on $170,000 of capital grants. Although it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.4 million and equipment grants of $13.3 million, net of the $170,000 release. The Company's estimate of the maximum liability is $1,700,000.

9.      RELATED PARTY TRANSACTIONS:

        In March 2002, the Company obtained $30 million of additional equity financing commitment with Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder in the Company. The Company's financing commitment with Berg & Berg enables it to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment was approved by stockholders at the Company's 2002 annual meeting held on August 27, 2002. In exchange for any amounts funded pursuant to this new agreement, the Company will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company will agree to register any shares it issues to Berg & Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, the Company's achievement of operating milestones. As of November 4, 2002, so long as Stephan Godevais remains as CEO, Berg & Berg agreed to waive these conditions to funding for the third and fourth fiscal quarters of 2003. In addition, Berg & Berg has the option to reduce the commitment to the extent the Company enters into a debt or equity financing arrangement with a third party at any time during the term of the commitment. As a result of an offering the Company completed in April 2002 and the draw down of $5.0 million of the commitment on September 30, 2002, Berg & Berg may elect to reduce its remaining commitment to $8.5 million.

        On January 1, 1998, the Company granted options to Mr. Dawson, the Company's Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The

        Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Since the issuance date (the "Issuance Date") of the Dawson Notes (March 5, 1998), the largest aggregate amounts of indebtedness outstanding at any time under Dawson Note One and Dawson Note Two were $4,119,383 and $1,871,046, respectively. As of September 30, 2002, amounts of $3,453,476 and $1,568,588 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

        In accordance with the Dawson Notes, interest is payable annually in arrears and had been unpaid until June 21, 2002. Accrued interest through March 4, 2002, the last interest payment due date, totaled $1,106,705. On June 21, 2002, the accrued interest was paid in full (See
        Note 7, Debt to Stockholder). In addition, the stock price of the Company's common stock has suffered a decline. Management believes that this is a temporary decline and feels that the principal on the Dawson Notes will be fully collectible. The amount of fair value that the underlying stock represented at September 30, 2002 was $681,951.

10.     GEOGRAPHIC INFORMATION:

        The Company conducts its business in two geographic segments.

        Long lived asset information by geographic area at September 30, 2002 and March 31, 2002 is as follows (in thousands):

                    September 30, 2002       March 31, 2002
                    ------------------       --------------
United States               $ 4,480               $  4,609
International                10,819                  9,557
                    ------------------       --------------

Total                      $ 15,299               $ 14,166
                    ==================       ==============

        Revenues by geographic area for the three and six-month periods ended September 30, 2002 and September 30, 2001 are as follows (in thousands):

                         Three Months Ended                 Six Months Ended
                   September 30,   September 30,      September 30,   September 30,
                       2002            2001               2002            2001
                   -------------   -------------      -------------   -------------
United States            $ 171           $ 363              $ 447         $ 1,570
International               89             164                322           1,815
                   -------------   -------------      -------------   -------------
Total                    $ 260           $ 527              $ 769         $ 3,385
                   =============   =============      =============   =============

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

12.     SUBSEQUENT EVENTS:

        On November 4, 2002, the Company announced a reorganization in which its worldwide workforce was downsized by 18% or 40 employees. The majority of the reduction involved positions in Henderson, Nevada, which became redundant with similar capabilities in the Company's Mallusk facility. The Company also streamlined certain administrative and indirect labor functions in its facilities in Austin, Texas and Mallusk, Northern Ireland.

        On November 12, 2002, the Company announced that it had signed an agreement to establish a Chinese joint venture with Baoding Fengfan Group Limited Liability Company ("Fengfan"). The commencement of this venture is subject to standard Chinese government approval. The purpose of the joint venture is to provide low cost manufacturing of the Company's Saphion(TM) Lithium-ion batteries in China. Under the agreement, the Company will contribute capital equipment and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years as well as the land and facility needed for manufacturing operations.

13.     RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2001, SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued, which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted SFAS No. 142 on April 1, 2002. An assessment of the value of the Company's intellectual property was performed during the quarter ended December 31, 2001 under SFAS No.
        121. An impairment charge was deemed appropriate and recorded during the quarter ended December 31, 2001, and the useful life of the Company's intellectual property was reduced.

        In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No. 144 on April 1, 2002. An impairment charge was deemed appropriate and recorded during the quarter period ended December 31, 2001.

        In April 2002, SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued, which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." The Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in April 2003 and does not expect this adoption to have a material effect on the financial statements.

        In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to adopt this standard in January 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934,
Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to, among other things, the progress of our research and development activities, trends affecting our liquidity position, including, but not limited to, our access to additional equity or debt financing and our rate of expenditures, our joint venture relationships, the status of the development of our products and their anticipated performance and customer acceptance and our business and liquidity strategies. We caution you not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Our actual results may differ materially from those projected in this report, for the reasons, among others, our limited available working capital, uncertain market acceptance of our products, changing economic conditions, risks inherent in establishing a new manufacturing capability, risks in product and technology development, the effect of our accounting policies and the other risks discussed below under the caption, "Risk Factors," and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. In addition to the risks and uncertainties discussed above, our other filings with the Securities and Exchange Commission contain additional information concerning risks and uncertainties that may cause actual results to differ materially from those projected or suggested in our forward-looking statements. You should carefully review the risk factors discussed below and in the other documents we have filed with the Securities and Exchange Commission.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended March 31, 2002. The results for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.

OVERVIEW

Founded in 1989, our business has been driven primarily by our research and development efforts, which have fostered our intellectual property position, currently consisting of 722 issued and pending patents, including 254 patents issued in the United States. Since our inception, we have been focused on acquiring and developing our technology, developing our manufacturing capabilities, recruiting personnel, establishing our sales channels and pipeline and acquiring capital.

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

In August 2002, we announced that we had seen internal testing data that had caused concerns regarding the reliability of the N-Charge product when stored and not used for long periods of time. We anticipated that this issue would cause a delay with potential customers in the process of qualifying the N-Charge product. We have resumed our marketing efforts and sales activities via our online store and indirect channel partners. We have not experienced any material warranty claims related to this issue.

On September 26, 2002, we announced that we had validated our containment plan, which resolves the technical issue discussed in the previous quarter. This resolution has allowed us to continue the qualification process with leading Tier One vendors. However, we expect that the previous forecast of strong revenue growth for fiscal 2003 will likely shift by one to two quarters toward the first half of fiscal 2004.

To limit the impact of this delay and shift in revenue growth on our cash flow, we have taken the following actions:

o On November 4, 2002, we announced a reorganization in which our worldwide workforce was downsized by 18% or 40 employees. The majority of the reduction involved positions in Henderson, Nevada, which became redundant with similar capabilities in our Mallusk facility. We also streamlined certain administrative and indirect labor functions in our facilities in Austin, Texas and Mallusk, Northern Ireland. The cost savings of this reorganization is expected to be in the range of $500,000 to $750,000 per quarter.

o With the objective of reducing the cost of the N-Charge(TM) product to lower price points and drive demand, we have engaged a new contract manufacturer and are planning to transfer part of our assembly process to Mexico.

Further, we are prepared to take additional cost-saving measures, if necessary, to conserve our financial resources.

Separately, effective August 23, 2002, we transferred the listing of our common stock to the Nasdaq SmallCap Market from the Nasdaq National Market.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 (SECOND QUARTER OF FISCAL
2003) AND SEPTEMBER 30, 2001 (SECOND QUARTER OF FISCAL 2002).

BATTERY AND LAMINATE SALES. Revenue from battery and laminate sales totaled $253,000 for the second quarter of fiscal 2003. For the corresponding period of fiscal 2002, revenue from battery and laminate sales totaled $482,000. Revenue from battery and laminate sales for the six-month period ended September 30, 2002 totaled $761,000 compared to $1.2 million during the corresponding period during fiscal 2002. In December 2000, we completed the acquisition of technology rights from Telcordia Technologies, Inc. and correspondingly completed a strategic shift away from our battery and laminate sales pipeline to an emphasis on licensing and royalty revenue. Battery and laminate sales in the first and second quarters of fiscal 2002 represented sales from the customer pipeline established before the strategic shift. During the second half of fiscal 2002, we implemented a balanced strategy leveraging revenue from both licensing and battery and laminate products. Battery and laminate sales for the first and second quarters of fiscal 2003 are initial results from the re-establishment of our customer pipeline for battery and laminate products, including the launch of the N-Charge(TM) Power System.

LICENSING AND ROYALTY REVENUE. No licensing revenue was recognized during the second quarter of fiscal 2003 and royalty revenue totaled $7,000 for the period. Licensing and royalty revenue totaled $45,000 for the second quarter of fiscal 2002, consisting entirely of royalties. For the six-month period ended September 30, 2002, licensing and royalty revenue totaled $8,000. For the six-month period ended September 30, 2001, licensing and royalty revenue totaled $2.2 million, of which $1.6 million related to the conversion of the Hanil Joint Venture to a license agreement. We continue to pursue licensing for both our process and chemistry patent portfolios.

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery, laminate, and Saphion(TM) products. Cost of sales totaled $2.7 million and $1.5 million for the second quarter of fiscal 2003 and fiscal 2002, respectively. Cost of sales totaled $5.2 million and $4.3 million for the six-month periods ended September 30, 2002 and September 30, 2001, respectively. As previously announced, we experienced a delay during the second quarter of fiscal 2003 in the commercialization of our N-Charge(TM) Power System due to a technical issue. The increase in cost of sales from fiscal 2002 to fiscal 2003 is due to a write off of inventory necessary as a result of the resolution of the technical issue as well as costs associated with the manufacturing of our newly launched Saphion(TM) materials and N-Charge(TM) Power System. This increase is partially offset by lower cost of sales due to the decrease in battery and laminate sales and continued automation improvements in our Northern Ireland manufacturing facility. We maintained a negative gross margin on our sales in all periods due to insufficient production and sales volumes to facilitate the coverage of our indirect and fixed cost of sales.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment, and materials to support our battery and product research and product development. Research and development expenses totaled $2.3 million and $2.3 million for the second quarter of fiscal 2003 and fiscal 2002, respectively and $5.1 million and $4.5 million for the six-month periods ended September 30, 2002 and September 30, 2001, respectively. Although there was no significant change in total research and development expenses during the comparable second quarters, higher research and development costs during the first half of fiscal 2003 were due to increased headcount and development expense associated with the development of battery pack products using our Saphion(TM) technology. This increase was partially offset by lower research and development expenses at our Northern Ireland facility.

MARKETING. Marketing expenses consist primairly of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were $569,000 and $651,000 for the second quarter of fiscal years 2003 and 2002, respectively. Marketing expenses totalled $1.4 million and $1.1 million for the first half of fiscal 2003 and 2002, respectively. The increased expenditures in the first half of fiscal 2003 are the result of our continued focus in the areas of sales and marketing through additional sales personnel and increased promotional activities. Marketing expenses during the second quarter of fiscal 2003 were lower than expenses during the second quarter of 2002 due to reorganzation costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal and corporate related expenses. General and administrative expenses were $2.7 million and $3.2 million for the second quarter of fiscal 2003 and fiscal 2002, respectively, and $5.1 million and $6.8 million for the first half of fiscal 2003 and fiscal 2002, respectively. The decreases between comparable periods are pimarily due to decreased recruiting, legal, severance and travel expenses in fiscal 2003. The decrease is partially offset by increases to insurance and facility maintenance expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization totalled $652,000 and $2.5 million for the second quarter of fiscal 2003 and fiscal 2002, respectively, and $1.3 million and $4.9 million for the six-month periods ended September 2002 and 2001, respectively. The significant decrease in deprecation and amortization expenses during fiscal 2003 resulted primarily from the impact of an impairment of assets during the third quarter of fiscal 2002. This decrease is partially offset by depreciation for capital assets acquired subsequent to the third quarter of fiscal 2002.

INTEREST AND OTHER INCOME. Interest and other income was $81,000 for the second quarter of fiscal 2003 as compared to $504,000 for the same period in fiscal 2002. Interest and other income was $197,000 for the six-month period ended September 30, 2002 as compared to $699,000 for the same period in fiscal 2001. Interest during fiscal 2002 related primarily to interest earned on investments acquired from West Coast Venture Capital in Febuary 2001. These assets were transferred to Berg & Berg as a reduction of our outstanding debt during the fourth quarter of fiscal 2002.

INTEREST EXPENSE. Interest expense was $1.0 million and $898,000 during the quarters ended September 30, 2002 and September 30, 2001, respectively and $2.1 million and $1.6 million for the first half of fiscal 2003 and 2002, respectively. This increase is a result of increased borrowings of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At our current level of operations, we are using cash from operations in the approximate amount of $6.0 million to $9.0 million per quarter. However, we expect our cash requirements to increase, by as much as $3.0 million, during the third quarter of fiscal 2003, before resuming previous levels in the fourth quarter. This increase is due to payments related to D&O insurance premium, restructuring charges and previously committed capital expenditures for equipment in our Northern Ireland facility. The increase will be fully funded by cash on hand and available capital from Berg & Berg. In addition, at September 30, 2002 we had commitments for capital expenditures of approximately $718,000.

At September 30, 2002, our principal sources of liquidity were cash and cash equivalents of $5.8 million, $2.1 million available under a loan agreement with Berg & Berg and $25.0 million available under an equity line of credit financing commitment with Berg & Berg. Currently, we do not have material sales. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. Under the equity line of financing commitment Berg & Berg has the contractual right to reduce the remaining availability under the line from $25 million to $8.5 million. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further dependent upon meeting certain operating conditions. Although we do not currently satisfy all of these conditions, Berg & Berg has waived these conditions for any draw down in the third and fourth quarters of fiscal 2003, except for the condition that Stephan Godevais remain CEO. There can be no assurance that we can meet these conditions in subsequent quarters.

Assuming Berg & Berg continues to fund our operations at the rate of $5 million per quarter, we expect that we will have sufficient financing through the next twelve months to meet our working capital, capital expenditure and investment requirements. However, if Berg & Berg were to exercise its right to reduce the amounts under the equity line of credit to $8.5 million or if we were not able to satisfy the conditions to funding under that line in the first quarter of fiscal 2004, we would exhaust our existing sources of liquidity. In such a case, our ability to continue our operations would be dependent on arranging for additional equity or debt financing, which, given the current equity and debt markets, could be difficult to arrange.

In addition, we have planned for an increase in sales, and if we experience sales in excess of our plan during this period, our working capital needs would likely increase from that currently anticipated. Therefore, we may need to arrange for additional equity or debt financing.

We used net cash from operations for the first six months of fiscal 2003 and 2002 of $16.3 million and $14.6 million, respectively. The cash used in our fiscal 2003 operating activities was primarily due to net loss, investments in inventory and the add back of non-cash expenses, including depreciation and amortization and accretion of debt discount. The increase in net operating cash outflows was primarily due to a decrease in accounts receivable collections in fiscal 2003 compared to fiscal 2002 as a result of lower sales activity in the respective preceding fiscal quarters.

We used $809,000 and $5.1 million in investing activities for the first six months of fiscal 2003 and 2002, respectively. The decrease is due to the substantial completion of investments in equipment for our Northern Ireland facility.

We obtained cash from financing activities of $22.3 million and $16.7 million during the first six months of fiscal 2003 and 2002, respectively.

As a result of the above, we had a net increase in cash and cash equivalents of $5.2 million during the first six months of fiscal 2003 and a net decrease of cash of $2.8 million in the first six months of fiscal 2002.

As of September 30, 2002, our short-term and long-term debt obligations, including long-term interest, were $702,000 and $41.9 million, respectively. During fiscal 2002, we reached an agreement with Berg & Berg to extend the maturity date of our loan agreement with a current loan balance of $14.95 million and accrued interest of $4.1 million from August 30, 2002 to September 30, 2005.

During fiscal 1994, through our Dutch subsidiary, we signed an agreement or Letter of Offer with the Northern Ireland Industrial Development Board now titled Invest Northern Ireland ("INI"), to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the INI. The grants available under the agreement for an aggregate of up to (pound)25.6 million, generally became available over a five-year period through October 31, 2001. As a condition to receiving funding from the INI, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $18.7 million) in debt or equity financing from us. As of September 30, 2002, we had received grants aggregating (pound)9.4 million (approximately $14.7 million). The amount of the grants available under the agreement depends primarily on the level of capital expenditures that we make. Substantially all of the funding received under the grants is repayable to the INI if the subsidiary is in default under the agreement, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the INI will bring any legal action pursuant to the Letter of Offer. We have begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. We may not be able to meet the requirements necessary to retain grants under the INI agreement. Although we believe it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.4 million and equipment grants of $13.3 million.

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

                          RISKS RELATED TO OUR BUSINESS

WE MAY HAVE A NEED FOR ADDITIONAL FINANCING.

We may need to raise additional capital. If we cannot obtain additional financing on reasonable terms, or at all, we may not be able to execute our business strategy as planned and our results of operations would suffer. At our current level of operations, we are using cash from operations in the approximate amount of $6.0 million to $9.0 million per quarter. However, we expect our cash requirements to increase, by as much as $3.0 million, during the third quarter of fiscal 2003, before resuming previous levels in the fourth quarter. This increase is due to payments related to D&O insurance premium, restructuring charges and previously committed capital expenditures for equipment in our Northern Ireland facility. The increase will be fully funded by cash on hand and available capital from Berg & Berg. In addition, at September 30, 2002 we had commitments for capital expenditures of approximately $718,000.

At September 30, 2002, our principal sources of liquidity were cash and cash equivalents of $5.8 million, $2.1 million available under a loan agreement with Berg & Berg and $25.0 million available under an equity line of credit financing commitment with Berg & Berg. Currently, we do not have material sales. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. Under the equity line of financing commitment Berg & Berg has the contractual right to reduce the remaining availability under the line from $25 million to $8.5 million. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further dependent upon meeting certain operating conditions. Although we do not currently satisfy all of these conditions, Berg & Berg has waived these conditions for any draw down in the third and fourth quarters of fiscal 2003, except for the condition that Stephan Godevais remain CEO. There can be no assurance that we can meet these conditions in subsequent quarters.

Assuming Berg & Berg continues to fund our operations at the rate of $5 million per quarter, we expect that we will have sufficient financing through the next twelve months to meet our working capital, capital expenditure and investment requirements. However, if Berg & Berg were to exercise its right to reduce the amounts under the equity line of credit to $8.5 million or if we were not able to satisfy the conditions to funding under that line in the first quarter of fiscal 2004, we would exhaust our existing sources of liquidity. In such a case, our ability to continue our operations would be dependent on arranging for additional equity or debt financing, which, given the current equity and debt markets, could be difficult to arrange.

In addition, we have planned for an increase in sales, and if we experience sales in excess of our plan during this period, our working capital needs would likely increase from that currently anticipated. Therefore, we may need to arrange for additional equity or debt financing.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $356.0 million as of September 30, 2002. We have working capital of $2.0 million as of September 30, 2002, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2003, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR SAPHION(TM) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success is dependent on the acceptance of our batteries and the products using our batteries in their markets. We may have technical issues that arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we or our customers are unable to gain any significant market acceptance for Saphion(TM) technology based batteries, our business will be adversely affected. It is too early to determine if Saphion(TM) technology based batteries will achieve significant market acceptance.

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

WE HAVE FORMED RELATIONSHIPS WITH THREE OF THE WORLD'S LEADING PERSONAL COMPUTER VENDORS. THESE RELATIONSHIPS MAY NOT ALL RESULT IN SALES OR PROFITABILITY.

We have entered into a Memorandum of Understanding with each of Acer Inc. and Wistron Corporation for the development of devices using our technology. Additionally, we have entered into a relationship with Hewlett-Packard Company in which our N-Charge(TM) product will be featured in Hewlett-Packard's Education Solutions Portfolio product bundle. Subsequently, Hewlett Packard placed an initial purchase order and we shipped the N-Charge(TM) product to Hewlett Packard in the first quarter of fiscal 2003. Wistron has also placed an initial order and we began shipment of Saphion Lithium-ion batteries to Wistron in November 2002. Neither the Memoranda of Understanding with Acer or Wistron nor the relationship with Hewlett-Packard requires those companies to make any financial commitments to us and may not lead to additional purchase orders. As a result of the foregoing, these relationships may not result in significant sales of products incorporating our Saphion(TM) technology, including sales of our N-Charge(TM) product. If these relationships result in additional sales, we cannot assure you that they will be profitable. If these relationships do not lead to significant purchase orders, our future revenues and profitability may be materially adversely affected.

BECAUSE OUR BATTERIES ARE INTENDED PRIMARILY TO BE INCORPORATED INTO OTHER PRODUCTS, WE WILL NEED TO RELY ON OEMS TO COMMERCIALIZE OUR PRODUCTS. WE MAY NOT OBTAIN ADEQUATE ASSISTANCE FROM THESE THIRD PARTIES TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

Our business strategy contemplates that we will be required to rely heavily on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced, or modified, versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the battery requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our products by OEMs. If we are unable to design, develop and introduce products that meet OEMs' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

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

OUR ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES IS LIMITED AND MAY PREVENT US FROM FULFILLING ORDERS.

We are actively soliciting additional purchase orders. We have qualified additional automated equipment at our facility in Mallusk, Northern Ireland which will provide us with sufficient capacity to assemble batteries in high volumes. We may need additional low cost, quick lead-time equipment or contract manufacturing support to fulfill large volume orders. If we cannot rapidly increase our production capabilities to make sufficient quantities of commercially acceptable batteries, we may not be able to fulfill purchase orders in a timely manner, if at all. In addition, we may not be able to procure additional purchase orders, which could cause us to lose existing and future customers, purchase orders, revenue and profits.

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

WE MAY NEED TO EXPAND OUR EMPLOYEE BASE AND OPERATIONS IN ORDER TO EFFECTIVELY DISTRIBUTE OUR PRODUCTS COMMERCIALLY, WHICH MAY STRAIN OUR MANAGEMENT AND RESOURCES AND COULD HARM OUR BUSINESS.

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

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of the Nasdaq SmallCap Market. On September 26, 2002, we received notice from NASDAQ that we had 180 days, or until March 25, 2003, to regain compliance with the minimum bid price requirement ($1.00). We can regain compliance if, at anytime before March 25, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. On November 12, 2002, the closing sale price of our common stock was $0.90. Recent progress in operations have generated a positive trend, but we cannot guarantee that this positive movement will continue. Therefore, if we do not regain compliance with the minimum bid price requirement (or if following regaining compliance our stock again drops below $1.00 for an extended period of time) or we do not meet any of the other requirements for continued listing, it could have a materially adverse effect on the price and liquidity of our common stock.

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of November 12, 2002, our officers, directors and their affiliates as a group beneficially owned approximately 22.7% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 61,149,303 shares of common stock as of September 30, 2002. In addition, at September 30, 2002, we had 5,461,629 shares of our common stock reserved for issuance under outstanding options and warrants, and 7,422,049 additional shares reserved for issuance under our stock option plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2002. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We have long-term debt, in the form of two building mortgages, which bear interest at a adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.5% and 5.75%, respectively at September 30, 2002). We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lenders borrowing rate (9% at September 30, 2002) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for our long-term debt.

                           2003     2004     2005     2006     2007   THEREAFTER      TOTAL
                          ------   ------   ------   ------   ------  ----------     -------
                                            (dollars in thousands)
Liabilities:
Fixed rate debt:             --       --       --    17,929      --         --        17,929
Variable rate debt          325      828      875    15,874     978      2,773        21,653

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of its debt obligations approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 2002, we sold 9,457,159 shares of our restricted common stock at an aggregate price of $5.0 million to Berg & Berg, an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)(b)(c) On August 27, 2002, we held an annual meeting of our stockholders for the fiscal year ended March 31, 2002. Our stockholders voted on the following matters at the annual meeting:


(i) The following individuals were elected as our directors for terms expiring at our 2003 annual meeting of stockholders (there were no votes against or broker non-votes):

NOMINEE                   VOTES IN FAVOR   VOTES ABSTAINED
-------------------       --------------   ---------------
Carl E. Berg                 48,583,410         975,863
Stephan B. Godevais          48,050,425       1,508,848
Bert C. Roberts, Jr.         48,553,670       1,005,603
Alan F. Shugart              48,566,873         992,400

(ii) Approval of the $30 million financing commitment we entered into with Berg & Berg Enterprises, LLC. There were no broker non-votes.

                     VOTES IN FAVOR     VOTES AGAINST    VOTES ABSTAINED
                     --------------     -------------    ---------------
                       47,859,284         1,582,174          117,815

(iii) Approval of an amendment to our 2000 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under that plan by 500,000. There were no broker non-votes.

                     VOTES IN FAVOR     VOTES AGAINST    VOTES ABSTAINED
                     --------------     -------------    ---------------
                       40,287,625         9,091,711          179,937

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1   Waiver to Berg & Berg financing commitment, dated November 4,
               2002.

        10.2 Amendment to loan agreements with Berg & Berg, dated November 8, 2002.

        99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

    (1) Report on Form 8-K, filed August 22, 2002, reporting under Item 5 reporting that commencing August 23, 2002, our common stock would be trading on the Nasdaq SmallCap market.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                   VALENCE TECHNOLOGY, INC.

Date: November 13, 2002             By:   /s/ Stephan B. Godevais
                                          -------------------------------------
                                          Stephan B. Godevais
                                          President, Chief Executive Officer
                                          and Chairman of the Board


                                    By:   /s/ Kevin W. Mischnick
                                          -------------------------------------
                                          Kevin W. Mischnick
                                          Vice President of Finance (Principal
                                          Financial and Accounting Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           OF VALENCE TECHNOLOGY, INC.

I, Stephan B. Godevais, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Valence Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                /S/ STEPHAN B. GODEVAIS
                                        ----------------------------------------
                                        Stephan B. Godevais, Principal Executive
                                        Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           OF VALENCE TECHNOLOGY, INC.

I, Kevin W. Mischnick , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Valence Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                 /S/ KEVIN W. MISCHNICK
                                         ---------------------------------------
                                         Kevin W. Mischnick, Principal Financial
                                         Officer

EXHIBIT INDEX

EXHIBIT NO.

10.1           Waiver to Berg & Berg financing commitment, dated November 4,
               2002.

10.2           Amendment to loan agreements with Berg & Berg, dated November 8,
               2002.

99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.