Form 10-Q
period 2002-12-31
VALENCE TECHNOLOGY INC
filed 2003-02-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.001 par value                       68,749,205 shares
----------------------------------           ----------------------------------
             (Class)                         (Outstanding at February 12, 2003)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2002



                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets as of
           December 31, 2002 (unaudited) and March 31, 2002....................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Three- and Nine-Month Periods
           Ended December 31, 2002 and 2001(unaudited).........................4

           Condensed Consolidated Statements of Cash Flows
           for the Nine-Month Periods
           Ended December 31, 2002 and 2001 (unaudited)........................5

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

Exhibit Index.................................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              December 31,        March 31,
                                                                 2002               2002
                                                             -------------      ------------
                                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                               $      3,222       $        623
     Trade receivables, net of allowance of $209
       and $312 as of December 31, 2002 and
         March 31, 2002, respectively                                 607                362
     Inventory                                                      2,787              2,589
     Prepaid and other current assets                               2,162              1,552
                                                             -------------      -------------
          Total current assets                                      8,778              5,126

Property, plant and equipment, net                                 15,456             14,166
Intellectual property, net                                         10,152             11,239
                                                             -------------      -------------
                 Total assets                                $     34,386       $     30,531
                                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                       $        839       $        683
     Accounts payable                                               2,134              2,548
     Accrued expenses                                               1,963              2,632
     Grant payable                                                  1,747              1,553
     Accrued payroll and benefits                                     518                561
                                                             -------------      -------------
          Total current liabilities                                 7,201              7,977

Long-term interest                                                  5,857              3,778
Long-term debt, less current portion                                5,761              5,884
Long-term debt to stockholder                                      33,066             28,755
                                                             -------------      -------------
          Total liabilities                                        51,885             46,394
                                                             -------------      -------------
Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized:
  100,000,000 shares, issued and outstanding:
    65,558,863 and 45,570,144 shares at
      December 31, 2002 and March 31, 2002,
        respectively                                                   66                 46
Additional paid-in capital                                        356,152            331,038
Notes receivable from stockholder                                  (5,092)            (5,990)
Accumulated deficit                                              (364,538)          (336,703)
Accumulated other comprehensive loss                               (4,087)            (4,254)
                                                             -------------      -------------
          Total stockholders' equity (deficit)                    (17,499)           (15,863)
                                                             -------------      -------------
                 Total liabilities and stockholders'
                   equity (deficit)                          $     34,386       $     30,531
                                                             =============      =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                             ----------------------------   ----------------------------
                                             December 31,    December 31,   December 31,    December 31,
                                                2002            2001           2002            2001
                                             ------------    ------------   ------------    ------------
Revenue:
  Licensing and royalty revenue              $       45      $    1,003     $        53     $     3,181
  Battery, laminate, and system sales               593             100           1,354           1,307
                                             -----------     -----------    ------------    ------------
    Total revenues                                  638           1,103           1,407           4,488

Cost of sales:                                    2,460           2,210           7,695           6,546
                                             -----------     -----------    ------------    ------------
Gross profit (loss)                              (1,822)         (1,107)         (6,288)         (2,058)

Operating expenses:
  Research and product development                1,982           2,209           7,065           6,711
  Marketing                                         749             470           2,101           1,554
  General and administrative                      2,468           2,905           7,611           9,668
  Impairment charge                                              31,884                          31,884
  Depreciation and amortization                     662           2,429           1,959           7,282
                                             -----------     -----------    ------------    ------------
    Total costs and expenses                      5,861          39,897          18,736          57,099
                                             -----------     -----------    ------------    ------------
Operating loss                                   (7,683)        (41,004)        (25,024)        (59,157)

Gain (loss) on disposal of assets                    20             (23)             20            (170)
Interest and other income                            87             119             284             818
Interest expense                                   (987)         (1,257)         (3,115)         (2,904)
                                             -----------     -----------    ------------    ------------
Net loss                                         (8,563)        (42,165)        (27,835)        (61,413)

Net loss available to common
  stockholders                               $   (8,563)     $  (42,165)    $   (27,835)    $   (61,413)
                                             ===========     ===========    ============    ============
Other comprehensive loss:
  Net loss                                   $   (8,563)     $  (42,165)    $   (27,835)    $   (61,413)
  Change in foreign currency
    translation adjustments                         270            (170)            166             478
                                             -----------     -----------    ------------    ------------
      Comprehensive loss                     $   (8,293)     $  (42,335)    $   (27,669)    $   (60,935)
                                             ===========     ===========    ============    ============
Net loss per share available to
  common stockholders                        $    (0.14)     $    (0.93)    $     (0.50)    $     (1.35)
                                             ===========     ===========    ============    ============
Shares used in computing net
  loss per share available
    to common stockholders,
      basic and diluted                          62,864          45,552          55,383          45,483
                                             ===========     ===========    ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                                                                 Nine Months           Nine Months
                                                                    Ended                 Ended
                                                              December 31, 2002      December 31, 2001
                                                              -----------------      -----------------
Cash flows from operating activities:
Net loss                                                       $      (27,835)        $     (61,413)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                         1,959                 7,282
  Accretion of debt discount                                              747                   664
  Interest income on shareholder note receivable                         (208)                 (208)
  Impairment charge                                                                          31,884
  Compensation related to the issuance of stock options                                         223
Changes in operating assets and liabilities:
  Trade receivables                                                      (135)                2,533
  Prepaid and other current assets                                       (679)                 (600)
  Inventory                                                              (196)                1,438
  Accounts payable                                                       (529)               (3,708)
  Accrued expenses and long-term interest                               1,146                 3,556
  Deferred revenue                                                                           (2,500)
                                                             -----------------      ----------------
    Net cash used in operating activities                             (25,730)              (20,849)
                                                             -----------------      ----------------
Cash flows from investing activities:
  Purchases of property, plant & equipment                               (986)               (8,677)
  Proceeds from investments                                                                     154
                                                             -----------------      ----------------
    Net cash used in investing activities                                (986)               (8,523)
                                                             -----------------      ----------------
Cash flows from financing activities:
  Proceeds of long-term debt                                            4,670                27,612
  Other long-term debt                                                   (750)               (1,697)
  Proceeds from issuance of common stock and warrants,
    net of issuance costs                                              25,135                    95
                                                             -----------------      ----------------
      Net cash provided by financing activities                        29,055                26,010
                                                             -----------------      ----------------
Effect of foreign exchange rates on cash
  and cash equivalents                                                    260                   701
                                                             -----------------      ----------------
Increase (decrease) in cash and cash equivalents                        2,599                (2,661)
Cash and cash equivalents, beginning of period                            623                 3,755
                                                             -----------------      ----------------
Cash and cash equivalents, end of period                     $          3,222       $         1,094
                                                             =================      ================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (Unaudited)

1.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2002, its consolidated results of operations for each of the three and nine-month periods ended December 31, 2002 and December 31, 2001, and the consolidated cash flows for each of the nine-month periods ended December 31, 2002 and December 31, 2001. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2002. The results for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. The year-end condensed consolidated balance sheet data as of March 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.      LIQUIDITY AND CAPITAL RESOURCES:

        At the Company's current level of operations, it is using cash from operations in the approximate amount of $6.0 million to $9.0 million per quarter. However, the Company's cash requirements increased during the third quarter of fiscal 2003 to $9.6 million. This increase was due to payments related to D&O insurance premiums, severance charges and previously committed capital expenditures for equipment in the Company's Northern Ireland facility. The Company expects its cash requirements to resume to previous levels in the fourth fiscal quarter. In addition, at December 31, 2002, the Company had commitments for capital expenditures of approximately $155,000.

        At December 31, 2002, the Company's principal sources of liquidity were cash and cash equivalents of $3.2 million and $20.0 million available under an equity line financing commitment with Berg & Berg, which expires on March 31, 2004. The Company does not currently satisfy the conditions to funding under the commitment and Berg & Berg has the right to reduce or eliminate its remaining funding obligations. Nevertheless, Berg & Berg has continued to fund the Company's operations under the commitment in the amount of $5 million per quarter and the Company expects that it will continue to do so. However, there can be no assurance that Berg & Berg will continue to do so in the future.

        Based on these sources of liquidity and forecasted sales and funds payable to it under the terms of its joint venture in China (See Note 11, Joint Venture Agreements), the Company expects to have sufficient financing through the next twelve months to meet its working capital, capital expenditure and investment requirements. However, if Berg & Berg does not provide the Company additional funding under the equity line financing commitment or otherwise or if the contemplated equipment sale under the joint venture is not completed, the Company would exhaust its existing sources of liquidity. In such a case, the Company's ability to continue its operations would be dependent on arranging for additional equity or debt financing, which, given the current equity and debt markets, could be difficult to arrange.

        In addition, the Company has planned for an increase in sales, and if the Company experiences sales in excess of its plan during this period, its working capital needs would likely increase from that currently anticipated. Berg & Berg has informed the Company that, should the Company's working capital requirements exceed those currently anticipated, it would fund such requirements during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, however, no formal commitment has been entered into. If the Company's working capital needs increase from that currently anticipated and it does not receive additional financing from Berg & Berg, the Company may need to arrange for additional equity or debt financing.

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

        On September 30, 2002, the Company drew down $5.0 million from its equity line financing commitment from Berg & Berg and issued approximately 9.5 million shares of the Company's common stock. On November 27, 2002, the Company drew down $5.0 million from its equity line financing commitment from Berg & Berg and issued approximately 4.4 million shares of the Company's common stock (See Note 2, Liquidity and Capital Resources). On February 5, 2003, the Company drew down $5.0 million from its equity line financing commitment from Berg & Berg and issued approximately 3.2 million shares of the Company's common stock.

4.      NET LOSS PER SHARE:

        Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation at December 31 were as follows:

                                   Three Months Ended                Nine Months Ended
                              December 31,     December 31,      December 31,    December 31,
                                  2002            2001              2002            2001
                              ------------     ------------      ------------    ------------
Common Stock Option
  Beginning of period           7,843,000        7,134,000         7,002,000       4,398,000
  Granted (expired) during
    the period                    477,000         (105,000)        1,318,000       2,631,000
                              ------------     ------------      ------------    ------------
  End of period                 8,320,000        7,029,000         8,320,000       7,029,000
Warrants to purchase
  common stock                  3,237,000        3,237,000         3,237,000       3,237,000
                              ------------     ------------      ------------    ------------
Total                          11,557,000       10,266,000        11,557,000      10,266,000
                              ============     ============      ============    ============


5.      INVENTORY:

        Inventory consisted of the following (in thousands) at:

                                  December 31, 2002    March 31, 2002
                                  -----------------    --------------
               Raw materials           $1,315             $1,977
               Work in process          1,026                591
               Finished goods             446                 21
                                  -----------------    --------------
                                       $2,787             $2,589
                                  =================    ==============

6.      INTELLECTUAL PROPERTY:

        Intellectual property is amortized over 8 years. Intellectual property consisted of the following (in thousands) at:

                                                  December 31,      March 31,
                                                     2002             2002
                                                  ------------     -----------
                Intellectual properties,  net
                of impairment                        $13,602          $13,602
                Less: accumulated
                amortization                          (3,450)          (2,363)
                                                  ------------     -----------
                Intellectual properties, net
                  of accumulated amortization        $10,152           $11,239
                                                  ============     ===========

        Amortization expense on intellectual property at December 31, 2002 will be as follows (in thousands):

               Fiscal Year
            -----------------
            Remainder of 2003                       $363
                  2004                              1450
                  2005                              1450
                  2006                              1450
                  2007                              1450
               Thereafter                          3,989
                                                --------
                                                 $10,152
                                                ========

        Amortization expense for the three months ended December 31, 2002 and December 31, 2001 was approximately $363,000, and $480,000, and respectively. The amounts charged to amortization expense for the nine months ended December 31, 2002 and December 31, 2001 were approximately $1,087,000 and $1,440,000, respectively.

7.      DEBT TO STOCKHOLDER:

                                              December 31,        March 31,
                                                  2002              2002
                                              ------------       -----------
                                                      (in thousands)
                  2001 Loan balance                $20,000          $16,436
                  1998 Loan balance                 14,950           14,950
                  Unaccreted debt discount          (1,884)          (2,631)
                                              -------------      -----------
                  Balance                          $33,066          $28,755
                                              =============      ===========

        In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. On June 21, 2002, Berg & Berg agreed to reduce the principal amount of the 2001 loan by $1,106,705, representing interest due to the Company by Mr. Lev Dawson (See Note 9, Related Party Transactions). The Company had the right to reborrow this $1,106,705 of principal as needed. As of December 31, 2002, a total of $21,106,705 had been drawn on the 2001 Loan. Borrowings on the 2001 Loan, net of the repayment, as of December 31, 2002, were $20,000,000. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,768,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense, amortized over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through December 31, 2002, a total of $883,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three and nine-month periods ended December 31, 2002 were $392,000 and $1,065,000, respectively.

        In July 1998, the Company entered in to an amended loan agreement ("1998 Loan") with Berg & Berg which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of December 31, 2002, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at December 31, 2002). Effective December 31, 2001, the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of December 31, 2002, accrued interest on the loan totaled $4,420,000, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,159,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of December 31, 2002, a total of $2,159,000 has been accreted. The amounts charged to interest expense for the three-month periods ended December 31, 2002 and December 31, 2001 were $339,000 for each period. Interest expense for the nine months ended December 31, 2002 and December 31, 2001 was approximately $1,014,000 for each period.

8.      COMMITMENTS AND CONTINGENCIES:

        LITIGATION:

        During fiscal 2002, the Company received notification that 23 former employees of the Mallusk, Northern Ireland facility filed claims against the Company in connection with the reduction in work force at the facility in March 2001. The time period for filing such claims expired July 6, 2001, although the Tribunal may accept late claims. The Company has successfully settled 22 of the claims for a total of approximately $28,000. The Company is pursuing settlement of the final claim and does not expect the potential charge to be material.

        GRANTS:

        Resulting from the reduction of Northern Ireland manufacturing activity at the end of the fiscal year ended March 31, 2001, the employment levels specified by Northern Ireland Industrial Development Board, now titled Invest Northern Ireland ("INI"), have not been maintained. Consequently, the Company is in default of its agreement with the INI. The INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, the Company does not believe that the INI will bring any legal action under to the Letter of Offer the Company has in place with the INI. The Company has begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. Initial discussions with the INI resulted in the INI releasing its potential clawback on $170,000 of capital grants. Although it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.4 million and equipment grants of $13.7 million, net of the $170,000 release. The Company's estimate of the maximum liability is $1,747,000.

9.      RELATED PARTY TRANSACTIONS:

        In March 2002, the Company obtained $30 million of additional equity financing commitment with Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder in the Company. The Company's financing commitment with Berg & Berg enables it to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment was approved by stockholders at the Company's 2002 annual meeting held on August 27, 2002. In exchange for any amounts funded pursuant to this new agreement, the Company will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company will agree to register any shares it issues to Berg & Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, the Company's achievement of operating milestones. As of November 4, 2002, so long as Stephan Godevais remains as CEO, Berg & Berg agreed to waive these conditions to funding for the third and fourth fiscal quarters of 2003. In addition, Berg & Berg has the option to reduce the commitment to the extent the Company enters into a debt or equity financing arrangement with a third party at any time during the term of the commitment. Pursuant to the terms of the commitment, as a result of an offering the Company completed in April 2002, and the draw downs under the commitment of $5.0 million each in September 2002, November 2002, and February 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment.

        On January 1, 1998, the Company granted options to Mr. Dawson, the Company's Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of December 31, 2002, amounts of $3,501,569 and $1,590,432, including accrued interest, were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

        In accordance with the Dawson Notes, interest is payable annually in arrears and had been unpaid until June 21, 2002. Accrued interest through March 4, 2002, the last interest payment due date, totaled $1,106,705. On June 21, 2002, the accrued interest, through March 4, 2002, was paid in full (See Note 7, Debt to Stockholder). In addition, the stock price of the Company's common stock has suffered a decline. Management believes that this is a temporary decline and feels that the principal on the Dawson Notes will be fully collectible. The amount of fair value that the underlying stock represented at December 31, 2002 was $1,248,642.

10.     GEOGRAPHIC INFORMATION:

        The Company conducts its business in two geographic segments.

        Long lived asset information by geographic area at December 31, 2002 and March 31, 2002 is as follows (in thousands):

                            December 31,     March 31,
                               2002            2002
                            ------------    -----------
        United States        $   5,365       $   5,733
        International           20,243          19,672
                            ------------    -----------
        Total                $  25,608       $  25,405
                            ============    ===========

        Revenues by geographic area for the three and nine-month periods ended December 31, 2002 and December 31, 2001 are as follows (in thousands):

                                  Three Months Ended             Nine Months Ended
                              December 31,   December 31,    December 31,   December 31,
                                 2002           2001            2002           2001
                              ------------   ------------    ------------   ------------
        United States          $    305       $      64       $    752       $   1,634
        International               333           1,039            655           2,854
                              ------------   ------------    ------------   ------------
        Total                  $    638       $   1,103       $  1,407       $   4,488
                              ============   ============    ============   ============


11.     JOINT VENTURE AGREEMENTS:

        On November 12, 2002, the Company announced that it had signed an agreement to establish a Chinese joint venture with Baoding Fengfan Group Limited Liability Company ("Fengfan"). The commencement of this venture is subject to standard Chinese government approval. The purpose of the joint venture is to provide low cost manufacturing of the Company's Saphion(TM) Lithium-ion batteries in China. Under the agreement, the Company will contribute capital equipment and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years as well as the land and facility needed for manufacturing operations. In addition, the Company expects to sell certain equipment to the joint venture.

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

12.     RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2001, SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued, which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted SFAS No. 142 on April 1, 2002. During the quarter ended December 31, 2001, the Company performed an assessment of the value of the Company's intellectual property under SFAS No. 121. An impairment charge was deemed appropriate and recorded during the quarter ended December 31, 2001, and the useful life of the Company's intellectual property was reduced. No additional impairment charge was considered necessary under the adoption of SFAS No. 142.

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

        In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company will adopt SFAS No. 146 in January 2003 and does not expect this adoption to have a material effect on the financial statements.

        In December 2002, SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", was issued, which amends SFAS Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS 148 are effective for all financial statements issued for fiscal years ending after December 15, 2002. The Company is currently assessing the impact of this statement on its financial statements.

        In December 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", was issues, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. FIN 45 becomes effective for financial statements of interim or annual periods ending after December 15, 2002. The Company will adopt FIN 45 in March 2003 and does not expect this adoption to have a material effect on the financial statements.


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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as of and for the year ended March 31, 2002. The results for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.

OVERVIEW

Founded in 1989, our business has been driven primarily by our research and development efforts, which have fostered our intellectual property position, currently consisting of 720 issued and pending patents, including 243 patents issued in the United States. Since our inception, we have been focused on acquiring and developing our technology, developing our manufacturing capabilities, recruiting personnel, establishing our sales channels and pipeline and acquiring capital.

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

In February 2002, we unveiled our new lithium-ion technology, which utilizes a phosphate-based cathode material. We have branded our phosphate-based lithium-ion technology, Saphion(TM) technology, and believe that it addresses the major weaknesses of existing oxide based lithium-ion alternatives while offering a solution that is competitive in cost and performance. We believe phosphate, in combination with different metals, enables greater energy density than oxide technologies, whether cobalt or manganese. We believe that these characteristics, along with the safety attributes of Saphion(TM) technology, enable it to be designed into a wide variety of products in markets not served by current lithium-ion solutions, including, among others, computers, communications devices, consumer electronics, appliances, toys, vehicles and uninterrupted power supply systems. Saphion(TM) technology will allow us to offer solutions in the form of safer, environmentally friendly, lower-cost, higher performance energy products which are becoming increasingly critical in today's energy solutions market.

Our business strategy is enhanced by the substantial and broad based experience of our management team in the high technology industry. During the past year, management successfully implemented and reached key milestones of our business transition plan. We launched the Saphion(TM) technology and transitioned the production of our Saphion(TM) polymer batteries from research and development to commercial manufacturing. We continue to ramp up production of high quality, large format Saphion(TM) batteries for use in the N-Charge(TM) Power System, our first end-user product. The N-Charge(TM) Power System is the first solution powered by Saphion(TM) technology and is the first portable battery system designed to recharge and/or run two mobile electronic devices simultaneously.

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

o With the objective of reducing the cost of the N-Charge(TM) product to lower price points and drive demand, we have engaged a new contract manufacturer and have transferred part of our assembly process to Mexico.

Further, we are prepared to take additional cost-saving measures, if necessary, to conserve our financial resources.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2002 (THIRD QUARTER OF FISCAL
2003) AND DECEMBER 31, 2001 (THIRD QUARTER OF FISCAL 2002).

BATTERY, LAMINATE, AND SYSTEM SALES. Revenue from battery, laminate, and system sales totaled $593,000 for the third quarter of fiscal 2003. For the corresponding period of fiscal 2002, revenue from battery, laminate, and system sales totaled $100,000. Revenue from battery, laminate, and system sales for the nine-month period ended December 31, 2002 totaled $1.4 million compared to $1.3 million during the corresponding period during fiscal 2002. In December 2000, we completed the acquisition of technology rights from Telcordia Technologies, Inc. and correspondingly completed a strategic shift away from our battery, laminate, and system sales pipeline to an emphasis on licensing and royalty revenue. Battery, laminate, and system sales in the first and second quarters of fiscal 2002 represented sales from the customer pipeline established before the strategic shift. During the second half of fiscal 2002, we implemented a balanced strategy leveraging revenue from both licensing and battery, laminate, and system sales. Battery, laminate, and system sales during fiscal 2003 are initial results from the re-establishment of our customer pipeline for our products, including the launch of the N-Charge Power System.

LICENSING AND ROYALTY REVENUE. No licensing revenue was recognized during the third quarter of fiscal 2003 and royalty revenue totaled $45,000 for the period. Licensing and royalty revenue totaled $1.0 million for the third quarter of fiscal 2002. For the nine-month period ended December 31, 2002, licensing and royalty revenue totaled $53,000. For the nine-month period ended December 31, 2001, licensing and royalty revenue totaled $3.2 million, of which $1.6 million related to the conversion of the Hanil Joint Venture to a license agreement. We continue to pursue licensing for both our process and chemistry patent portfolios.

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery, laminate, and Saphion(TM) products. Cost of sales totaled $2.5 million and $2.2 million for the third quarter of fiscal 2003 and fiscal 2002, respectively. Cost of sales totaled $7.7 million and $6.5 million for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively. As previously announced, we experienced a delay during the second quarter of fiscal 2003 in the commercialization of our N-Charge(TM) Power System due to a technical issue. The increase in cost of sales from fiscal 2002 to fiscal 2003 is due to a write off of inventory necessary as a result of the resolution of the technical issue as well as costs associated with the manufacturing of our newly launched Saphion(TM) materials and N-Charge(TM) Power System. We maintained a negative gross margin on our sales in all periods due to insufficient production and sales volumes to facilitate the coverage of our indirect and fixed cost of sales.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment, and materials to support our battery and product research and product development. Research and development expenses totaled $2.0 million and $2.2 million for the third quarter of fiscal 2003 and fiscal 2002, respectively and $7.1 million and $6.7 million for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively. The increase in research and development costs from fiscal 2002 to fiscal 2003 was due to increased headcount during the first half of fiscal 2003 and development expense associated with the development of battery pack products using our Saphion(TM) technology. This increase was partially offset by the reduction of headcount as a result of our reorganization which took place in the third quarter of fiscal 2003.

MARKETING. Marketing expenses consist primairly of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were $749,000 and $470,000 for the third quarter of fiscal years 2003 and 2002, respectively. Marketing expenses totaled $2.1 million and $1.6 million for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively. The increased expenditures during fiscal 2003 are the result of our continued focus in the areas of sales and marketing through additional sales personnel and increased promotional activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal and corporate related expenses. General and administrative expenses were $2.5 million and $2.9 million for the third quarter of fiscal 2003 and fiscal 2002, respectively, and $7.6 million and $9.7 million for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively. The decreases between comparable periods are pimarily due to decreased recruiting, legal, severance and travel expenses in fiscal 2003. The decrease is partially offset by an increase in insurance expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization totalled $662,000 and $2.4 million for the third quarter of fiscal 2003 and fiscal 2002, respectively, and $2.0 million and $7.3 million for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively. The significant decrease in deprecation and amortization expenses during fiscal 2003 resulted primarily from the impact of an impairment of assets during the third quarter of fiscal 2002. This decrease is partially offset by depreciation for capital assets acquired subsequent to the third quarter of fiscal 2002.

IMPAIRMENT CHARGE. During the third quarter of fiscal 2002, an impairment charge of $31.9 million was recorded. The charge was recorded pursuant to FASB Statement No. 121 OAccounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.O During the third quarter of fiscal 2002, we refined our business strategy and solidified our manufacturing plan and product mix. As a result, we determined that the future cash flows expected to be generated from older manufacturing equipment in our Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value.

INTEREST AND OTHER INCOME. Interest and other income was $87,000 for the third quarter of fiscal 2003 as compared to $119,000 for the same period in fiscal 2002. Interest and other income was $284,000 for the nine-month period ended December 31, 2002 as compared to $818,000 for the same period in fiscal 2002. Interest during fiscal 2002 related primarily to interest earned on investments acquired from West Coast Venture Capital in Febuary 2001. These assets were transferred to Berg & Berg as a reduction of our outstanding debt during the fourth quarter of fiscal 2002.

INTEREST EXPENSE. Interest expense was $987,000 and $1.3 million during the quarters ended December 31, 2002 and December 31, 2001, respectively and $3.1 million and $2.9 million for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively. The decrease in interest expense from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 was primarily due to a decrease in the amortization of debt discount on the 1998 loan with Berg & Berg Enterprises, LLC. The increase in interest expense for the comparable nine-month periods is a result of increased borrowings of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At our current level of operations, we are using cash from operations in the approximate amount of $6.0 million to $9.0 million per quarter. However, as expected, our cash requirements increased during the third quarter of fiscal 2003 to $9.6 million. This increase was due to payments related to D&O insurance premiums, severance charges and previously committed capital expenditures for equipment in our Northern Ireland facility. The increase was fully funded by cash on hand and available capital from Berg & Berg. We expect our cash requirements to resume to previous levels in the fourth fiscal quarter. In addition, at December 31, 2002, we had commitments for capital expenditures of approximately $155,000.

At December 31, 2002, our principal sources of liquidity were cash and cash equivalents of $3.2 million and $20.0 million available under an equity line financing commitment with Berg & Berg. Currently, we do not have material sales. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. Pursuant to the terms of the commitment, as a result of an offering we completed in April 2002, and the draw downs under the commitment of $5.0 million each in September 2002, November 2002, and February 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further dependent upon meeting certain operating conditions. We do not currently satisfy these conditions and do not expect to satisfy the conditions for the immediate future. So long as Stephan Godevais remains as CEO, Berg & Berg has waived these conditions for any draw down in the fourth quarter of fiscal 2003. There can be no assurance that we can meet these conditions during the first quarter of fiscal 2004.

We do not currently satisfy the conditions to funding under the Berg & Berg equity line financing commitment and Berg & Berg has the right to reduce or eliminate its remaining funding obligations. Nevertheless, Berg & Berg has continued to fund our operations under the commitment in the amount of $5 million per quarter and we expect that it will continue to do so. However, there can be no assurance that Berg & Berg will continue to do so in the future. Based on these sources of liquidity and forecasted sales and funds payable to us under the terms of the joint venture arrangement we entered into in China with FengFan, we expect to have sufficient financing through the next twelve months to meet our working capital, capital expenditure and investment requirements. However, if Berg & Berg does not provide us additional funding under the equity line financing commitment or otherwise or if the contemplated equipment sale under the joint venture is not completed, we would exhaust our existing sources of liquidity. In such a case, our ability to continue our operations would be dependent on arranging for additional equity or debt financing, which, given the current equity and debt markets, could be difficult to arrange.

In addition, we have planned for an increase in sales, and if we experience sales in excess of our plan during this period, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demand would be dependent on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales is likely to lag behind these increased working capital requirements. Berg & Berg has informed us that, should our working capital requirements exceed those currently anticipated, it would fund such requirements during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, however, no formal commitment has been entered into. If our working capital needs increase from that currently anticipated and we do not receive additional financing from Berg & Berg, we may need to arrange for additional equity or debt financing.

We used net cash from operations for the nine-month periods ended December 31, 2002 and December 31, 2001 of $25.7 million and $20.8 million, respectively. The cash used in our fiscal 2003 operating activities was primarily due to net loss, investments in inventory and the add back of non-cash expenses, including depreciation and amortization and accretion of debt discount. The increase in net operating cash outflows was primarily due to a decrease in accounts receivable collections in fiscal 2003 compared to fiscal 2002 as a result of lower sales activity in the respective preceding fiscal quarters.

We used $986,000 and $8.5 million in investing activities for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively. The decrease is due to the substantial completion of investments in equipment for our Northern Ireland facility.

We obtained cash from financing activities of $29.1 million and $26.0 million during the nine-month periods ended December 31, 2002 and December 31, 2001, respectively.

As a result of the above, we had a net increase in cash and cash equivalents of $2.6 million during the nine-month periods ended December 31, 2002 and a net decrease of cash of $2.7 million during the nine-month periods ended December 31, 2001.

As of December 31, 2002, our short-term and long-term debt obligations, including long-term interest, were $839,000 and $44.7 million, respectively. During fiscal 2002, we reached an agreement with Berg & Berg to extend the maturity date of our loan agreement with a current loan balance of $14.95 million and accrued interest of $4.4 million from August 30, 2002 to September 30, 2005.

During fiscal 1994, through our Dutch subsidiary, we signed an agreement or Letter of Offer with the Northern Ireland Industrial Development Board now titled Invest Northern Ireland ("INI"), to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the INI. The grants available under the agreement for an aggregate of up to (pound)25.6 million, generally became available over a five-year period through October 31, 2001. As a condition to receiving funding from the INI, the subsidiary must maintain a minimum of (pound)12.0 million (approximately $19.3 million) in debt or equity financing from us. As of December 31, 2002, we had received grants aggregating (pound)9.4 million (approximately $15.1 million). The amount of the grants available under the agreement depends primarily on the level of capital expenditures that we make. Substantially all of the funding received under the grants is repayable to the INI if the subsidiary is in default under the agreement, which includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures is repayable if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. In addition, a portion of funding received under the grants may also be repayable if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the INI will bring any legal action pursuant to the Letter of Offer. We have begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. We may not be able to meet the requirements necessary to retain grants under the INI agreement. Although we believe it is unlikely, the INI could demand repayment of a portion of the total amounts received, which include revenue grants of $1.4 million and equipment grants of $13.7 million.


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

                          RISKS RELATED TO OUR BUSINESS

WE MAY HAVE A NEED FOR ADDITIONAL FINANCING.

We may need to raise additional capital. If we cannot obtain additional financing on reasonable terms, or at all, we may not be able to execute our business strategy as planned and our results of operations would suffer. At our current level of operations, we are using cash from operations in the approximate amount of $6.0 million to $9.0 million per quarter. However, as expected, our cash requirements increased during the third quarter of fiscal 2003 to $9.6 million. This increase was due to payments related to D&O insurance premium, restructuring charges and previously committed capital expenditures for equipment in our Northern Ireland facility. The increase was fully funded by cash on hand and available capital from Berg & Berg. We expect our cash requirements to resume previous levels in the fourth fiscal quarter. In addition, at December 31, 2002 we had commitments for capital expenditures of approximately $155,000.

At December 31, 2002, our principal sources of liquidity were cash and cash equivalents of $3.2 million and $20.0 million available under an equity line financing commitment with Berg & Berg. Currently, we do not have material sales. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. Pursuant to the terms of the commitment, as a result of an offering we completed in April 2002, and the draw downs under the commitment of $5.0 million each in September 2002, November 2002, and February 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further dependent upon meeting certain operating conditions. We do not currently satisfy these conditions and do not expect to satisfy the conditions for the immediate future. So long as Stephan Godevais remains as CEO, Berg & Berg has waived these conditions for any draw down in the fourth quarter of fiscal 2003. There can be no assurance that we can meet these conditions during the first quarter of fiscal 2004.

We do not currently satisfy the conditions to funding under the Berg & Berg equity line financing commitment and Berg & Berg has the right to reduce or eliminate its remaining funding obligations. Nevertheless, Berg & Berg has continued to fund our operations under the commitment in the amount of $5 million per quarter and we expect that it will continue to do so. However, there can be no assurance that Berg & Berg will continue to do so in the future. Based on these sources of liquidity and forecasted sales and funds payable to us under the terms of the joint venture arrangement we entered into in China with FengFan, we expect to have sufficient financing through the next twelve months to meet our working capital, capital expenditure and investment requirements. However, if Berg & Berg does not provide us additional funding under the equity line financing commitment or otherwise or if the contemplated equipment sale under the joint venture is not completed, we would exhaust our existing sources of liquidity. In such a case, our ability to continue our operations would be dependent on arranging for additional equity or debt financing, which, given the current equity and debt markets, could be difficult to arrange.

In addition, we have planned for an increase in sales, if we experience sales in excess of our plan during this period, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demand would be dependent on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales is likely to lag behind these increased working capital requirements. Berg & Berg has informed us that, should our working capital requirements exceed those currently anticipated, it would fund such requirements during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, however, no formal commitment has been entered into. If our working capital needs increase from that currently anticipated and we do not receive additional financing from Berg & Berg, we may need to arrange for additional equity or debt financing.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $364.5 million as of December 31, 2002. We have working capital of $1.6 million as of December 31, 2002, and have sustained recurring losses related primarily to the research and development and marketing of our products. We expect to continue to incur operating losses and negative cash flows through fiscal 2003, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

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

To successfully implement our business strategy of broadly disseminating the Saphion(TM) technology, we intend to develop relationships with manufacturers of lithium-ion batteries using stacked polymer technology as well as cylindrical and/or prismatic battery manufacturers. Our failure to develop these relationships will limit our ability to widely introduce our phosphate chemistry technology into the marketplace and could significantly impact our sales and profitability in future periods.

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

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of liquid lithium-ion, competing polymer and, in some cases, nickel metal-hydride batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT and Electrovaya. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, which include laptops, cellular telephones and personal digital assistant products, on the basis of performance, size and shape, cost and ease of recycling. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

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

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of the Nasdaq SmallCap Market. On September 26, 2002, we received notice from NASDAQ that we had 180 days, or until March 25, 2003, to regain compliance with the minimum bid price requirement ($1.00). Subsequently, on November 29, 2002, we received notice from NASDAQ that the matter identified in the September 26 letter was closed due to the closing bid price of our common stock being greater than $1.00 for 10 consecutive days. On February 12, 2003, the closing sale price of our common stock was $1.72. Recent progress in operations have generated a positive trend in the stock price, but we cannot guarantee that this positive movement will continue. Therefore, if we are not able to maintain the requirements for continued listing on the NASDAQ SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of February 12, 2003, our officers, directors and their affiliates as a group beneficially owned approximately 31.0% of our outstanding common stock. Carl Berg, one of our directors, owns a substantial portion of that amount. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 65,558,863 shares of common stock as of December 31, 2002. In addition, at December 31, 2002, we had 5,161,629 shares of our common stock reserved for issuance under outstanding options and warrants, and 7,422,049 additional shares reserved for issuance under our stock option plans.

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

We have long-term debt, in the form of two building mortgages, which bear interest at a adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.5% and 5.75%, respectively at December 31, 2002). We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lenders borrowing rate (9% at December 31, 2002) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for our long-term debt.

                        2003        2004        2005        2006        2007      THEREAFTER    TOTAL
                      --------    --------    --------    --------    --------    ----------   --------
                                                  (dollars in thousands)
Liabilities:
Fixed rate debt:          --          --          --       20,000          --           --       20,000
Variable rate debt       225         854         907       15,896         988        2,672       21,542


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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 27, 2002, we sold 4,409,560 shares of our restricted common stock at an aggregate price of $5.0 million to Berg & Berg, an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 5, 2003, we sold 3,190,342 shares of our restricted common stock at an aggregate price of $5.0 million to Berg & Berg, an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1   Waiver to Berg & Berg financing commitment, dated November 4,
               2002.

        10.2 Amendment to loan agreements with Berg & Berg, dated November 8, 2002.

        10.3 Joint Venture Contract with Fengfan Group Limited Liability Company executed November 8, 2002.

        99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:


        (1) Report on Form 8-K, filed October 2, 2002, reporting under Item 5 that on September 30, 2002 we sold 9,457,159 shares of our restricted common stock to Berg & Berg Enterprises, LLC.

        (2) Report on Form 8-K, filed December 2, 2002, reporting under Item 5 that on November 27, 2002 we sold 4,409,560 shares of our restricted common stock to Berg & Berg Enterprises, LLC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                   VALENCE TECHNOLOGY, INC.


Date: February 14, 2002            By:   /s/ Stephan B. Godevais
                                         --------------------------------------
                                         Stephan B. Godevais
                                         President, Chief Executive Officer
                                         and Chairman of the Board


                                   By:   /s/ Kevin W. Mischnick
                                         --------------------------------------
                                         Kevin W. Mischnick
                                         Vice President of Finance (Principal
                                         Financial and Accounting Officer)

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


Date:  February 14, 2002                    /S/ STEPHAN B. GODEVAIS
                                            ---------------------------
                                            Stephan B. Godevais,
                                            Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           OF VALENCE TECHNOLOGY, INC.

I, Kevin W. Mischnick, certify that:

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


Date:  February 14, 2002                    /S/ KEVIN W. MISCHNICK
                                            ---------------------------
                                            Kevin W. Mischnick,
                                            Principal Financial Officer

EXHIBIT INDEX

EXHIBIT NO.


10.1 (1)   Waiver to Berg & Berg financing commitment, dated November 4, 2002

10.2 (1)   Amendment to loan agreements with Berg & Berg, dated November 8, 2002

10.3 Joint Venture Contract with Fengfan Group Limited Liability Company executed November 8, 2002

99.1       Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002


(1) INCORPORATED BY REFERENCE TO THE EXHIBIT SO DESCRIBED IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2002.