Form 10-K
period 2003-03-31
VALENCE TECHNOLOGY INC
filed 2003-06-30
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____________ to ____________

                         Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                           77-0214673

     (State or Other Jurisdiction              (I.R.S. Employer
  of Incorporation or Organization)         Identification Number)

 6504 BRIDGE POINT PARKWAY, SUITE 415
            AUSTIN, TEXAS                           78730
   (Address of Principal Executive                (Zip Code)
               Offices)


                                 (512) 527-2900
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                               Name of Each Exchange
            TITLE OF EACH CLASS                 ON WHICH REGISTERED
                    None                               None

        Securities registered under
         Section 12(G) OF THE ACT:
       Common Stock, $.001 par value
              (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]  No [  ]

    Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as define din Exchange Act Rule 12b-2).

    Yes [ ]  No [X]

    The aggregate market value of the Registrant's voting stock held by non-affiliates on September 30, 2002 was $20,762,826.*

    As of June 17, 2003, there were 71,734,022 shares of common stock and 1,000 shares of preferred stock outstanding.

*Excludes approximately 19,229,829 shares of common stock held by directors, officers and holders of 5% or more of registrant's outstanding common stock at september 30, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

FORWARD-LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"),OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (C) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS". WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Valence Technology, Inc. was founded in 1989. From 1989 through 2000, our efforts were focused on developing and acquiring our battery technologies. With the appointment of Stephan B. Godevais as our Chief Executive Officer and President in May 2001, we initiated the transition of our business by broadening our marketing and sales efforts to take advantage of our strengths in research and development, which has fostered an extensive and worldwide portfolio of issued and pending patents. With this strategic shift, our vision is to become a leader in energy storage systems by drawing on the numerous benefits of our latest battery technology, the extensive experience of our management team and the significant market opportunity available to us.

     In February 2002, we unveiled our Saphion(TM) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants (PDAs). We believe that Saphion(TM) technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion(TM) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies.

     Our business strategy incorporates a balance of system sales and licensing and a manufacturing plan that leverages internal capabilities and partnerships with contract manufacturers. We plan to capitalize on our Saphion(TM) technology by designing solutions that differentiate end-users' products in both the large format and small format markets. In addition, we will seek to expand the fields of use of our Saphion(TM) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

     We introduced our first product based on our Saphion(TM) technology, the N-Charge(TM) Power System, in February 2002. The N-Charge(TM) Power System is a rechargeable battery system that provides supplemental battery power for a wide variety of portable electronic devices. Since the introduction of the N-Charge(TM) Power System, we have focused our efforts on marketing the N-Charge(TM) Power System to top tier companies in an effort to validate our Saphion(TM) technology. We have successfully developed various channels for the sale and distribution of the N-Charge(TM) system, including resellers, Tier One companies, and national retailers. In February 2003, we introduced our first large format energy storage system powered by our Saphion(TM) technology, the K-Charge(TM) Power System (previously announced as the Pure Po4wer Pack). The K-Charge(TM) Power System is engineered specifically for large format applications such as those required by the telecommunications, industrial, vehicular and utility markets. It is currently in a prototype stage and is being offered to customers for evaluation and customization for specific product requirements.

     Currently, our battery products are offered in a polymer construction. Our research and development efforts are focused on a new generation of our Saphion(TM) technology which, in addition to expected enhanced performance characteristics, will provide us the ability to manufacture batteries using the technology in a cylindrical construction, which we believe will greatly increase it potential in the marketplace. Our polymer batteries are manufactured at our manufacturing facility in Northern Ireland. We have recently entered into an OEM arrangement and have utilized the manufacturer's capabilities for certain cobalt-oxide based products during the year. We are in the process of qualifying the manufacturer for our Saphion(TM) products with the goal of transferring some of our manufacturing operations to China and other low-cost manufacturing regions.

STRATEGY

     Our strategy is to leverage the benefits of our Saphion(TM) technology to capitalize on the significant opportunities in the energy solutions market. Key elements of our strategy include:

o EXECUTE A BALANCED LICENSING AND SYSTEM SALES APPROACH. We intend to capitalize on our advanced Saphion(TM) technology to design solutions that differentiate end-users' products. Additionally, we plan to leverage our understanding of certain market segments to develop new, emerging markets for our Saphion(TM) lithium-ion technology solutions. Our systems sales strategy includes:

     o Developing the market for our Saphion(TM) technology through our own product launches, such as the N-Charge(TM) Power System and K-Charge(TM) Power System, and through products designed by others. With the completion of the next generation of the technology, we plan to maximize the adoption of Saphion(TM) technology by offering it in both polymer and cylindrical constructions.

     o In an effort to rapidly expand the fields of use of our technology, we intend to license intellectual property related to our patent-protected manufacturing processes and battery chemistries. Our polymer battery manufacturing process and our Saphion(TM) technology are our key offerings in the licensing arena. We intend to partner with large material producers to leverage their manufacturing capabilities and existing sales channels to facilitate the adoption of our Saphion(TM) technology.

     o Continuing sales of our cobalt-oxide based polymer battery solutions to small and mid-sized companies, where the flexibility of design and thinness of the stacked polymer is paramount.

o IMPLEMENT A MANUFACTURING PLAN that utilizes contract manufacturing capabilities for the most competitive and low cost parts of our business, and focus our Northern Ireland facility on the high value-add portion. We have recently entered into an OEM arrangement with ATL and are in discussions to complete a manufacturing joint venture with FengFan. We intend to seek additional partners for cylindrical cell construction and worldwide material production. We believe this manufacturing strategy will allow us to deliver to a broad range of customer needs, from low cost, high volume to highly customized, higher value added solutions.

o IMPLEMENT A PHASED APPROACH TO OUR BUSINESS STRATEGY. Our business strategy will be implemented in three fluid phases, each building on the one previous, with its own specific technology and market focus. During the initial phase, which defines our current operations, the focus is on the first generation of our Saphion(TM)technology in our patented polymer construction. We have identified the notebook accessory, PDA and tablet markets as our key targets for our small format, polymer applications. During this phase, we also introduced Saphion(TM)technology in its large format application designed for the vehicular, network and utility markets. The second phase of the business strategy will encompass the introduction of our second generation Saphion(TM) technology in cylindrical and prismatic constructions. During this stage, we plan to target the power tool, internal notebook battery and consumer appliance sectors, in addition to the markets targeted in the first phase. We also will continue to develop our large format applications throughout this phase and focus additional efforts toward our field of use licensing strategy. The final phase of our business strategy will entail the commercial production of second generation Saphion(TM)energy solutions for the vehicular, network and utility industries, with a continued focus on marketing small format Saphion(TM)solutions through the developed sales channels and licensing our battery chemistry and manufacturing process.

We believe our strategy will allow us to expand our market opportunity. Through the sales of our current technology and the licensing and market development of our Saphion(TM) technology, we believe we are equipped to serve existing lithium-ion technology markets as well as open doors to new market opportunities.

FISCAL 2003 HIGHLIGHTS AND RECENT EVENTS

o    THE N-CHARGE(TM) POWER SYSTEM

     o In May 2003, the N-Charge(TM) Power System was selected for sale in Best Buy stores and in that same month it was selected for sale in Brookstone airport stores.

     o In March 2003, the N-Charge(TM) Power System was selected by HP Compaq for use with its Compaq branded notebooks.

     o In December 2002, CDW, a leading provider of technology solutions nationwide, began to offer the N-Charge(TM) Power System to its customers. Since that time, we have formed additional vendor relationships with other resellers and distributors, including PC Connection, MCE Technologies LLC and Datavision-Prologix.

     o We introduced our first consumer product utilizing our Saphion(TM) technology, the N-Charge(TM) Power System in February 2002. Sales of the product in the third and fourth quarter of fiscal 2003 were $252,000 and $348,000, respectively.

o    THE K-CHARGE(TM) POWER SYSTEM

     o In February 2003, at DEMO 2003, we introduced our first large format energy storage system powered by our Saphion(TM)technology, the K-Charge(TM)Power System. The K-Charge(TM)Power System is engineered specifically for large format applications including those required by the telecommunications, industrial, vehicular and utility markets. It offers the superior performance and safety features inherent to Saphion(TM)technology. Additionally, with lower weight and less volume than traditional lead-acid systems, the K-Charge(TM)system provides the design flexibility and versatility these applications require. The K-Charge(TM)Power System is in a prototype stage and is being offered to our customers for evaluation and design of custom products to meet their requirements. The K-Charge(TM)Power System is currently being evaluated by Tyco Electronics Power Systems (telecommunications industry), Electric Vehicles International (EVI) (electric vehicles), and the United States Advanced Battery Consortium (USABC) (comprised of representatives from Ford Motor Company, DaimlerChrysler, and General Motors Corporation and charged with the evaluation of technologies for consideration in the development of advanced high-performance batteries for electric and hybrid vehicles).

o    MANUFACTURING RELATIONSHIPS

     o On May 29, 2002 we signed an OEM agreement with Hong Kong based, Amperex Technology Limited (ATL) for the manufacturing of our batteries. We utilized ATL's manufacturing capabilities for certain cobalt-oxide based products during the year, and we are currently qualifying ATL as a manufacturing source for our Saphion(TM) products.

     o On November 12, 2002, we entered into an agreement to form a joint venture with FengFan Group, Ltd., the manufacturer of the largest capacity rechargeable batteries in China. The agreement contemplates the formation of a joint venture company to be established in China to manufacture Saphion(TM) Lithium-ion batteries. The formation of the joint venture is subject to approval by the Chinese government. We are currently in discussions to complete the joint venture.

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

     We believe our Saphion(TM) technology, which utilizes a natural, phosphate-based cathode in place of other less stable and more costly materials, addresses the current challenges facing the rechargeable battery industry and provides us with several competitive advantages. Key attributes of our Saphion(TM) technology include:

o INCREASED SAFETY. We believe that our Saphion(TM)technology significantly reduces the safety risks associated with cobalt-oxide based lithium-ion technology. Our Saphion(TM) technology utilizes less lithium than other lithium-ion technologies. The unique chemical properties of phosphates render them incombustible if mishandled during charging or discharging. As a result, we believe Saphion(TM)technology is more stable under overcharge or short circuit conditions than existing lithium-ion technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our Saphion(TM)technology enables the creation of large, high energy density lithium-ion solutions.

o ENVIRONMENTAL FRIENDLINESS. Rechargeable batteries that contain nickel-metal-hydride, nickel-cadmium and lead-acid raise environmental concerns. Saphion(TM) technology incorporates a natural, environmentally friendly, phosphate-based cathode material.

o FLEXIBILITY. Saphion(TM) technology is intended for use in stacked, wound, polymer or wet battery construction types. When combined with our polymer technology, we believe it offers increased design flexibility and stability. Saphion(TM) technology can be manufactured to fit small as well as large applications. Large cells are well suited for many high energy, high power applications such as back-up power systems and vehicles.

o PERFORMANCE ADVANTAGES. We believe Saphion(TM) technology offers several performance advantages over the competing battery chemistries of nickel cadmium, nickel metal-hydride and traditional lithium-ion technologies.

     o HIGH ENERGY DENSITY. We believe that phosphate, in combination with different metals, can allow for greater energy density than the more currently prevalent oxide technologies, whether cobalt or manganese. We expect that at maturity, Saphion(TM) technology will exceed the energy density of premium cobalt cells.

     o INCREASED CYCLE LIFE. The phosphates in Saphion(TM) technology cycle similarly to conventional Lithium-ion cobalt-oxide cells, over the temperature range of -20(degree)C and 60(degree)C. We believe that the cycle life of our Saphion(TM) technology will be greater than 600 cycles at 23(degree)C to 70% of the battery's initial capacity.

     o NO MEMORY EFFECT AND MAINTENANCE FREE. Saphion(TM) technology does not exhibit the "memory effect" of nickel cadmium and nickel metal-hydride solutions and is maintenance free.

o LOWER COST. The phosphate material used in our Saphion(TM) technology is less expensive than the cobalt-oxide material used in competing technologies. As a result, we believe that as we manufacture batteries utilizing our Saphion(TM) technology, we will be able to do so with lower material costs. In addition, due to the inherent safety associated with the phosphate-based materials used in our Saphion(TM) technology, we expect that batteries manufactured with our Saphion(TM) technology will not require the addition of several costly safety devices.

COMPETITIVE STRENGTHS

We believe we are uniquely positioned for growth due to the following competitive strengths:

o LEADING TECHNOLOGY. We believe our latest technological advancement, our phosphate-based Saphion(TM) lithium-ion technology, offers many performance advantages over competing battery technologies and creates new market opportunities. We believe the safety advantages inherent to Saphion(TM) technology allow for the creation of large format energy systems. We believe this will enable us to target markets not previously served by lithium-ion technology, such as the vehicular, network and utility industries.

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

o PRODUCT VERSATILITY. Our products are appropriate for use in a wide variety of applications for the computer, consumer appliance, vehicular and military markets. We intend to be able to expand these markets with our Saphion(TM) technology and believe that it can be designed into a wide variety of products in markets not served by current lithium-ion technologies.

PRODUCTS

     THE N-CHARGE(TM) POWER SYSTEM

     The N-Charge(TM) Power System is a rechargeable battery system featuring our Saphion(TM) technology. It is a stand-alone tool that provides easy-to-use, anytime, anywhere power for a wide variety of portable electronic devices. The N-Charge(TM) Power System allows users to charge two portable devices, such as a notebook computer and a cell phone or PDA, simultaneously. We offer the N-Charge(TM) Power System in two models, with the following specifications:


FEATURE                    MODEL VNC-130              MODEL VNC-65
High power port voltage    16-24 V DC                 16-24 V DC
Low power port voltage     5-12 V DC                  5-12 V DC
Capacity                   10 Ah                      5 Ah
Energy                     120-130 Wh                 60-65 Wh
Charge time (typical)      3-4 hours                  2-3hours
Thickness                  13 mm                      13 mm
Length                     300 mm                     300 mm
Width                      230 mm                     230 mm
Weight                     1.35 kg                    .866 kg
Cycle Life                 > 600 to 70% capacity      > 600 to 70% capacity


     THE K-CHARGE(TM) POWER SYSTEM

     The K-Charge(TM) Power System is a large format energy storage system designed for the vehicular, network and utility industries. It features our Saphion(TM) technology in a large format battery application.

     Our K-Charge(TM) Power System has the following specifications:


OPERATING VOLTAGE        24V/ 48V
Energy                   2.87 KWH
Cycle Life               > 2000 Cycles (80% Depth of Discharge)
Operating Temperature    -20~60(degree)C (-4~140(degree)F)
(charge & disch.)
Dimensions               546mm x 295mm x 87.4mm (21.5in. x 11.61in. x 3.44in.)
Weight                   27.2 Kg (60 Lb.)

     COBALT-OXIDE AND MANGANESE-OXIDE LITHIUM ION BATTERIES

     We continue to offer for sale lithium ion batteries using cobalt-oxide or manganese-oxide cathodes in stacked polymer battery configurations. These products are primarily offered to small and mid-size companies for applications where the flexibility of design and the thinness of the stacked polymer is paramount. These batteries can be manufactured to as thin a specification as 1 mm and in a large "footprint" or size. Our primary marketing focus is on our battery products that feature our Saphion(TM) technology. Sales of cobalt-oxide and manganese-oxide batteries are typically made to address specific customer requirements and are not being actively promoted or marketed by us.

SALES AND MARKETING

     We sell our battery cells and systems through an internal sales force, resellers, distributors, independent sales representatives and direct to consumers via our website in the United States, Europe and Asia. We currently have an in-house sales and marketing team consisting of seven persons. Our Vice President of Sales resides in Chicago, Illinois. Other members of the team reside in New York, New York; San Jose, California, Mallusk, Northern Ireland and Austin, Texas.

     We market our products mainly to resellers, distributors, retail chains, and Tier one computer manufacturers. Our battery cells and systems are sold in standard and custom configurations to meet the requirements of our customers. Our N-Charge(TM) Power System product is sold in two standard configurations. Our K-Charge(TM) Power System is expected to be sold in both standard and custom configurations. We provide pack level design and engineering services to assist the customer in configuring a product that meets its needs.

     We typically sell our products pursuant to standard purchase orders and license our technology pursuant to separately negotiated license agreements. Sales are typically denominated in United States dollars. Consequently, the Company's sales historically have not been subject to currency fluctuation risk.

MANUFACTURING

     We currently manufacture most of our battery products and systems at our vertically integrated manufacturing plant in Mallusk, Northern Ireland. The Northern Ireland factory began automated assembly in the first quarter of 1999 and is state-of-the-art in high-volume manufacturing equipment. We have the ability to manufacture a range of battery sizes and thicknesses, utilizing the following chemistries: phosphate, cobalt-oxide, and manganese-oxide. Our batteries are intended for use in multiple applications, including but not limited to, PDAs, computer accessories, cellular phones and military equipment.

     As of June 18, 2003, we employed approximately 92 manufacturing personnel at our Northern Ireland factory. These employees include process engineers, chemists, supervisors and production personnel.

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

     On May 29, 2002, we entered into an OEM agreement with Amperex Technology Limited, or ATL, to complement our internal manufacturing capabilities. ATL, a Hong Kong based battery manufacturer, will provide us with additional production capacity in a low cost region of the world. With this agreement and the continuing expansion of our internal capabilities, we believe that we will have sufficient capacity to meet or exceed the expected demand in fiscal 2004. This agreement, which provides ATL with a right of first refusal to manufacture our non-Saphion(TM) based batteries (but no obligation to do so), expires in May 2007. We utilized ATL's manufacturing capabilities for certain cobalt-oxide based products during the year, and we are currently qualifying ATL as a manufacturer of our Saphion(TM) products. Once that process is complete, we intend to transfer a portion of our manufacturing requirements to ATL.

     On November 12, 2002, we entered into an agreement to form a joint venture with FengFan Group, Ltd., the manufacturer of the largest capacity rechargeable batteries in China. The agreement contemplates the formation of a joint venture company to be established in China to manufacture powders used in the manufacturer of our Saphion(TM) Lithium-ion batteries. The formation of the joint venture is subject to approval by the Chinese government. We are currently in discussions to complete the joint venture.

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

     Currently, our battery products are offered in a polymer construction. Our research and development efforts are focused on a new generation of our Saphion(TM) technology which, in addition to expected enhanced performance characteristics, will provide us the ability to manufacture batteries using the technology in a cylindrical construction, which we believe will greatly increase it potential in the marketplace.

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

     We rely on patent protection for certain designs and products. We hold approximately 240 United States patents, which have a range of expiration dates from 2005 through 2022 and have about 51 patent applications pending in the United States. We continually prepare new patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

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

     The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulate the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium ion polymer batteries. In addition, IATA has adopted special size limitations for applying exemptions to these batteries. Under IATA, our N-ChargeTM system currently falls within the level such that it is no longer exempt and now requires a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, as a result of an incident during the summer of 1999, involving another supplier of liquid button primary batteries that were mishandled at Los Angeles International Airport, DOT has proposed new regulations harmonizing with the UN regulations. At present it is not known if or when the proposed regulations would be adopted by the US. While we fall under the equivalency levels for the US and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

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

HUMAN RESOURCES

     As of June 18, 2003, we had a total of 95 regular full-time employees in the United States at our Austin, Texas headquarters and our Henderson, Nevada research and development facility. We have 36 total employees in the areas of administration, sales, legal, marketing, finance, management information systems, purchasing, quality control and shipping & receiving. We had 25 total employees in the areas of engineering, facilities maintenance and environmental health & safety. We had 34 total employees in the areas of research & development and product development; product development includes mixing, coating and assembly. In addition, as of June 18, 2003, our Dutch subsidiary had 92 regular full time employees located in Northern Ireland. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

WEBSITE AVAILABILITY OF OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

     We maintain a website with the address WWW.VALENCE.COM. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     Our corporate offices are located in a leased facility in Austin, Texas. In addition, we own a 55,000 square foot research and development facility in Henderson, Nevada. In December 2001 we paid the mortgage in full on the facility. We are considering selling the Henderson, Nevada facility. We currently contemplate that, if we sell the facility, we would continue to occupy the facility for a period of time pursuant to a lease arrangement.

     Our Dutch subsidiary owns a manufacturing facility in Mallusk, Northern Ireland, with approximately 155,000 square feet. As of March 31, 2003 we had mortgages on the manufacturing facility of approximately $4,411,000 and $2,022,000 that bear interest at an annual rate of 5.25% and 5.5%, respectively.

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

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq SmallCap Market or the Nasdaq National Market under the symbol "VLNC" since May 7, 1992. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by published financial sources:

   FISCAL 2002:                                              HIGH         LOW
                                                            -----       ------
   Quarter ended June 30, 2001                              10.25       2.875
   Quarter ended September 30, 2001                          7.25        3.15
   Quarter ended December 31, 2001                           4.30        3.00
   Quarter ended March 31, 2002                              4.80        2.33

   FISCAL 2003:
   Quarter ended June 30, 2002                               3.17        1.28
   Quarter ended September 30, 2002                          1.86        0.45
   Quarter ended December 31, 2002                           2.49        0.50
   Quarter ended March 31, 2003                              2.20        1.20
   FISCAL 2004:
   Quarter ended June 30, 2003 (through June 17, 2003)       4.65        2.16


     On June 17, 2003, the last reported sale price of our common shares on the Nasdaq SmallCap Market was $3.57 per share. On that date, we had 71,734,022 shares of common stock outstanding held of record by approximately 673 record holders and an estimated over 15,000 beneficial owners.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     The following table includes, as of March 31, 2003, information regarding common stock authorized for issuance under our equity compensation plans:



                                NUMBER OF                                        NUMBER OF
                            SECURITIES TO BE                                     SECURITIES
                               ISSUED UPON          WEIGHTED-AVERAGE         REMAINING AVAILABLE
                               EXERCISE OF          EXERCISE PRICE OF        FOR FUTURE ISSUANCE
                           OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,          UNDER EQUITY
     PLAN CATEGORY         WARRANTS AND RIGHTS     WARRANTS AND RIGHTS         COMPENSATION PLANS
Equity compensation
plans approved by
security holders                6,994,770                $5.47                       122,589

Equity compensation
plans not approved by
security holders (1)            1,925,000                $6.45                          -


Total                           8,919,770                $5.68                       122,589

----------- (1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vest over four years. 25% of the options vested in May 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (750,000 shares vested as of June 17, 2003). The vesting accelerates and become immediately exercisable on the date of a change of control of the Company (or if he has been terminated without good cause or resigned for good reason). Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment offer letter. The exercise price of his options is $7.18 and they vest over four years. 25% of the options vested in June 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (112,500 shares vested as of June 17, 2003). Options to purchase 200,000 shares were granted to Terry Standefer in August 2001 pursuant to his employment offer letter. The exercise price of his options is $5.15 and they vest over four years. 25% of the options vested in August 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (87,500 shares vested as of June 17, 2003).

RECENT SALES OF UNREGISTERED SECURITIES

     On February 5, 2003, we drew down $5 million from our equity financing commitment with Berg & Berg Enterprises, LLC, an affiliate of Carl Berg, a director and stockholder of ours. Under the terms of the equity commitment Valence issued to Berg & Berg 3,190,342 shares of restricted Common Stock, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act, at a 15% discount to the average closing price of the stock for the five days prior to the purchase date or approximately $1.56 per share. The commitment was approved by our stockholders on August 27, 2002. The net proceeds were used to fund working capital for the fourth fiscal quarter of 2003.


     On March 31, 2003, we drew down an additional $5 million from our equity financing commitment with Berg & Berg and issued to Berg & Berg 2,973,589 shares of our restricted common stock in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act. Berg & Berg purchased these shares at a 15% discount to the average closing price of the stock for the five days prior to the purchase date or approximately $1.68 per share. The commitment was approved by our stockholders on August 27, 2002. The net proceeds are being used to fund working capital for the first fiscal quarter of 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     This section presents selected historical financial data of Valence Technology, Inc.. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. We derived the statement of operations data for the years ended March 31, 2001, March 31, 2002 and March 31, 2003 and balance sheet data as of March 31, 2002 and March 31, 2003 from the audited consolidated financial statements in this report. We derived the statement of operations data for the years ended March 28, 1999, and March 31, 2000 and the balance sheet data as of March 28, 1999, March 31, 2000, and March 31, 2001 from audited financial statements that are not included in this report.


                                                          FISCAL YEAR ENDED
                                   -----------------------------------------------------------------
                                   MARCH 28,      MARCH        MARCH 31,    MARCH        MARCH 31,
                                                     31,                       31,
                                      1999          2000         2001         2002          2003
                                   -----------    ----------   ----------   ----------   -----------
                                                (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenue:
License and royalty revenue      $     ---      $    ---     $    1,500   $    3,203   $       125
Battery and system sales               ---           1,518        7,191        1,671         2,432
                                   -----------    ----------   ----------   ----------   -----------
Total revenues                         ---           1,518        8,691        4,874         2,557

Cost of sales:
Cost of sales                          ---           ---         19,366        8,649        10,996

INI revenue grant                      ---           ---         (1,191)       ---          ---
                                   -----------    ----------   ----------   ----------   -----------
Net cost of sales                      ---           ---         18,175        8,649        10,996

Research and product
development                           18,783        19,000        8,516        9,681         9,293
Marketing                                105           297        1,080        1,957         3,210

General and administrative             6,753         6,795       11,676       11,971        10,140
Depreciation and amortization          3,388         9,510       11,309        7,927         2,790
Asset impairment charge                ---           ---          ---         31,884           258
Factory start-up costs                 ---           3,171        ---          ---           ---
                                   -----------    ----------   ----------   ----------   -----------
Total operating expenses              29,029        38,773       32,581       63,420        25,691
                                   -----------    ----------   ----------   ----------   -----------

Operating loss                       (29,029)      (37,255)     (42,065)     (67,195)      (34,130)
Stockholder lawsuit                    ---         (30,061)        ---          ---           ---
Interest and other income              2,980           804        1,256        2,049           381
Interest expense                        (643)       (1,841)      (2,332)      (4,327)       (4,172)
Gain (loss) on disposal of
assets                                 ---            (583)         (15)        (147)           20
Equity in earnings (loss) of
Joint Venture                            268          (210)        (345)        ---           ---
                                   -----------    ----------   ----------   ----------   -----------
Net loss                             (26,424)      (69,146)     (43,501)     (69,620)      (37,901)

Beneficial conversion feature
and accretion to redemption value
on preferred stock                    (2,865)         (560)        (591)        ---           ---
                                   -----------    ----------   ----------   ----------   -----------

Net loss available to common
stockholders                     $   (29,289)   $  (69,706)  $  (44,092)  $  (69,620)  $   (37,901)
                                   ===========    ==========   ==========   ==========   ===========

Net loss per share available
to common stockholders           $     (1.13)   $    (2.28)  $    (1.14)  $    (1.53)  $     (0.65)
                                   ===========    ==========   ==========   ==========   ===========

Shares used in computing  net
loss per share available to common
stockholders, basic and
diluted                               25,871        30,523       38,840       45,504        58,423
                                   ===========    ==========   ==========   ==========   ===========


                                   MARCH 298      MARCH 31,    MARCH        MARCH        MARCH 31,
                                      1999          2000       31, 2001     31, 2002        2003
                                                            (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents        $     2,454    $   24,556   $    3,755   $      623   $     6,616
Working capital (deficit)             (7,784)       16,007        5,684      (2,696)         4,023
Total assets                          38,401        58,516       86,884       30,531        36,154
Long-term debt                         8,171        12,369       20,651       34,639        38,865
Accumulated deficit                 (154,436)     (223,582)    (267,083)    (336,703)     (374,604)
Total stockholders' equity
(deficit)                              7,955        27,845       48,214     (15,863)      (17,518)



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

BUSINESS AND BUSINESS STRATEGY

     We were founded in 1989. From 1989 through 2000, our efforts were focused on developing and acquiring our battery technologies. With the appointment of Stephan B. Godevais as our Chief Executive Officer and President in May 2001, we initiated the transition of our business by broadening our marketing and sales efforts to take advantage of our strengths in research and development, which has fostered an extensive and worldwide portfolio of issued and pending patents. With this strategic shift, our vision is to become a leader in energy storage systems by drawing on the numerous benefits of our latest battery technology, the extensive experience of our management team and the significant market opportunity available to us.

     In February 2002, we unveiled our Saphion(TM) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants (PDAs). We believe that Saphion(TM) technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion(TM) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies.

     Our business strategy incorporates a balance of system sales and licensing and a manufacturing plan that leverages internal capabilities and partnerships with contract manufacturers. We plan to capitalize on our Saphion(TM) technology by designing solutions thaT differentiate end-users' products in both the large format and small format markets. In addition, we will seek to expand the fields of use of our Saphion(TM) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

     We introduced our first product based on our Saphion(TM) technology, the N-Charge(TM) PowEr System, in February 2002. The N-Charge(TM) Power System is a rechargeable battery system thaT provides supplemental battery power for a wide variety of portable electronic devices. Since the introduction of the N-Charge(TM) Power System, we have focused our efforts on marketing the N-Charge(TM) Power System to top tier companies in an effort to validate our Saphion(TM) technology. We have successfully developed various channels for the sale and distribution of the N-Charge(TM)system, including resellers, Tier One companies, and national retailers. In February 2003, we introduced our first large format energy storage system powered by our Saphion(TM) technology, the K-Charge(TM) Power System (previously announced as the Pure Po4wer Pack). The K-Charge(TM) Power System is engineered specifically for large format applications such as those required by the telecommunications, industrial, vehicular and utility markets. It is currently in a prototype stage and is being offered to customers for evaluation and customization for specific product requirements.

     Currently, our battery products are offered in a polymer construction. Our research and development efforts are focused on a new generation of our Saphion(TM) technology which, in addition to expected enhanced performance characteristics, will provide us the ability to manufacture batteries using the technology in a cylindrical construction, which we believe will greatly increase its potential in the marketplace. Our polymer batteries are manufactured at our manufacturing facility in Northern Ireland. We have recently entered into an OEM arrangement and have utilized the manufacturer's capabilities for certain cobalt-oxide based products during the year. We are in the process of qualifying the manufacturer for our Saphion(TM) products with the goal of transferring some of our manufacturing operations to China and other low-cost manufacturing regions.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. Our accounting policies are described in Note 3 of the Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data". The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition and impairment of long-lived assets.


REVENUE RECOGNITION: Revenues are generated from licensing fees and royalties per technology license agreements and sales of products including batteries and battery systems. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized as revenue upon receipt of cash payment from the licensee. Product sales are recognized when the sale is complete, generally upon shipment, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured.


IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination was made.

                              RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2003 (FISCAL 2003), MARCH 31, 2002 (FISCAL 2002) AND MARCH 31, 2001 (FISCAL 2001)

REVENUE. The following table summarizes the Company's revenue (in thousands) by type for each of the past three fiscal years:

                  MARCH 31,  PERCENTAGE   MARCH 31,  PERCENTAGE     MARCH 31,
                    2003       CHANGE      2002        CHANGE         2001
Battery and
system sales     $ 2,432         46%      $1,671        -77%         $ 7,191

License and
royalty revenue      125        -96%       3,203        114%           1,500

Total revenues   $ 2,557        -48%     $ 4,874        -44%         $ 8,691


BATTERY AND SYSTEM SALES: In December 2000, we completed the acquisition of technology rights from Telcordia Technologies, Inc. and correspondingly completed a strategic shift away from expanding our battery sales pipeline to an emphasis on licensing and royalty revenue. During fiscal 2002, we implemented a balanced strategy leveraging revenues from both our licensing and battery lines of business. As a result of the strategic shifts, our revenue for battery sales decreased 77% to $1.7 million in fiscal 2002. Sales of battery and system products increased 46% to $2.4 million in fiscal 2003 largely due to the re-establishment of our customer pipeline for our battery products and launch of our N-Charge(TM) Power system product.

LICENSING AND ROYALTY REVENUE: In December 2000, we completed the acquisition of technology rights from Telcordia Technologies, Inc. We recorded initial revenues from licensing totaling $1.5 million during fiscal 2001. During fiscal 2002, we expanded our licensee base, including the conversion of the Hanil Joint Venture to a license agreement, and began collecting royalties from our licensees resulting in a 114% increase in license and royalty revenue. During fiscal 2003, we did not add any additional licensees and collected royalties totaling $125,000. We continue to pursue licensing of both our process and chemistry patent portfolios.

TOTAL REVENUES: Revenues from three significant customers totaled 26% of total revenue for the fiscal year ended March 31, 2003 and 69% of trade accounts receivable at March 31, 2003. During fiscal 2003, revenue from two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each comprised more than 10% of total revenues. For fiscal 2002, revenues from six significant customers represented a total of 83% of total revenues for the fiscal year and a total of 65% of the trade accounts receivable at March 31, 2002. During fiscal 2002, revenue from four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each comprised more than 10% of total revenues. For fiscal year 2001, five customers represented 98% of total revenues for the year ended March 31, 2001. For fiscal 2001, revenue from four customers, Alliant Techsystems Inc., MicroEnergy Technologies Inc., Moltech Corporation, and Qualcomm, each comprised more than 10% of total revenues.

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery products. We initiated the recording of costs of sales as we ramped production and began our transition from a research and development focused organization during fiscal 2001. During fiscal 2003 and 2002, we recorded cost of sales of $11 million and $8.6 million, respectively. Comparably, cost of sales totaled $18.2 million during fiscal 2001, net of grant funding of $1.2 million provided by the Northern Ireland Industrial Development Board, now known as Invest Northern Ireland or INI, as a reduction of labor costs. The increase in cost of sales from fiscal 2002 to 2003 is largely due to increased product sales, inventory write offs necessary as a result of the resolution of the technical issue announced in the second quarter of fiscal 2003, and higher initial product costs associated with the launch of our N-Charge(TM) Power system. We maintained a negative gross margin on our sales in all periods due to insufficient production and sales volumes to facilitate the coverage of our indirect and fixed costs. We expect cost of sales to decrease as a percentage of sales as production and product sales volumes continue to increase.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support the Company's battery and product research and development. Research and product development expense totaled $9.3 million, $9.7 million, and $8.5 million for the fiscal years ended March 31, 2003, 2002, and 2001 respectively. The $.4 million or 4% decrease in research and development expenses from fiscal

2002 to 2003 is due largely to the transfer of our initial Saphion(TM) chemistry and N-Charge(TM) power system from development to production and the reduction of headcount as a result of our reorganization which took place in the third quarter of fiscal 2003. The $1.2 million or 14% increase in research and product development expenses from fiscal 2001 to 2002 relates to the both additional engineering for development of end-user products such as the N-Charge(TM) Power system and expanded development and pilot production of our Saphion(TM) chemistry.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were $3.2 million, $2.0 million, and $1.1 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. The $1.2 million or 60% increase in marketing expenses during fiscal 2003 was due to increased staffing and promotions to support expansion of channels to sell our N-Charge(TM) power system and Saphion(TM) products. The $0.9 million or 82% increase in marketing expenses during fiscal 2002 resulted from increased personnel, the launch of a new corporate web site, the development of our on-line store, and the creation of promotional materials and sales tools. Our increased expenditures in all periods are in line with our continued focus on sales and marketing activities through expansion of our sales teams, sales channels, and promotional activities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal, and corporate related expenses. General and administrative expenses totaled $10.1 million, $12.0 million, and $11.7 million for the fiscal years ended March 31, 2003, 2002, and 2001 respectively. The 1.9 million or 16% decrease in general and administrative expenses from fiscal 2002 to 2003 relates to lower legal expenses and lower recruiting and relocation expenses with completion of relocation of the corporate office to Austin, Texas during fiscal 2002. The decrease is partially offset by an increase in insurance expense. The $0.3 million or 3% increase in general and administrative expenses from fiscal 2001 to fiscal 2002 relate primarily to increased recruiting efforts associated with completion of the management team and relocation of the corporate office to Austin, Texas.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $2.8 million, $7.9 million, and $11.3 million for fiscal years ended March 31, 2003, 2002, and 2001, respectively. The $5.1 or 65% decrease in fiscal 2003 and the $3.4 million or 30% decrease during fiscal 2002 resulted primarily from the impact of an impairment charge taken during the third quarter of fiscal 2002 as described below. This decrease is partially offset by depreciation for capital assets acquired subsequent to the third quarter of fiscal 2002.

IMPAIRMENT CHARGE: During the fourth quarter of fiscal 2003, we recorded an impairment charge of $258,000 on our property in Henderson, Nevada related to the planned sale of this facility. We estimated that the future cash flows expected from the sale of this facility were less than the asset carrying value and adjusted the assets to their fair value accordingly. During the third quarter of fiscal 2002, we recorded an impairment charge of $31.9 million on assets in our Northern Ireland facility and intellectual property acquired from Telcordia. The fiscal 2002 impairment charge resulted from a redefinition of our business strategy and solidification of our manufacturing plan and product mix. We determined that the future cash flows expected to be generated from older manufacturing equipment in our Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in a net impairment charge against property, plant and equipment and intellectual property to adjust these assets to their fair value.

INTEREST AND OTHER INCOME. Interest and other income totaled $381,000, $2.0 million, and $1.3 million for fiscal years ended March 31, 2003, 2002, and 2001, respectively. Interest during fiscal 2002 related primarily to interest earned on investments acquired from West Coast Venture Capital in February 2001. These assets were transferred to Berg & Berg as a reduction of our debt outstanding during the fourth quarter of fiscal 2002.

INTEREST EXPENSE. Interest expense was $4.2 million, $4.3 million and $2.3 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. The $.1 million or 2% reduction in interest expense for fiscal 2003 was due to the payoff of the Henderson facility mortgage and a reduction in the amortization of debt discount on the 1998 loan with Berg & Berg Enterprises, LLC and partially offset by increased borrowings of long-term debt. The 87% increase in interest expense for fiscal 2002 was the result of increased borrowings of long-term debt.

EQUITY IN EARNINGS(LOSS) OF JOINT VENTURE. In June 2001, we reached and agreement with our joint venture partner, Hanil Telecom Co., Ltd.(Hanil Telecom) to terminate the Hanil Valence Korean joint venture. As conditions of the termination, Shinhan Bank transferred its payment guarantee obligations under a line of credit from us to Hanil Telecom and we granted a license to an affiliate of Hanil Telecom. In addition, the deferred revenue balance of $2.5 million was offset by approximately $896,000 of accounts receivable and the remaining $1.6 million balance was recorded as license revenue to recognize the license agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, our principal sources of liquidity were cash and cash equivalents of $6.6 million and $10.0 million available under an equity line financing commitment (subject to conditions discussed below) and a $4 million working capital commitment with Berg & Berg. On June 2, 2003 we raised net proceeds of approximately $9.6 million through the sale of one thousand shares of newly issued Series C Preferred Stock to an unaffiliated investor. In addition, in June 2003 we received an additional $10.0 million funding commitment from Berg & Berg for which the terms will be negotiated at a later date.

     Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute on our current business plan without the need for additional financing. Our current business plan contemplates that we will realize increases in cash flow from the sale of our Henderson, Nevada facility, projected increases in product sales and licensing revenue and further cash benefits from continued reductions in our administrative and manufacturing costs., while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, joint venture and business opportunities, or a request for repayment of a portion or all of our existing grants, which totaled $14.1 million at March 31, 2003, from the Northern Ireland Industrial Development Board (now titled Invest Northern Ireland or INI). If we are unable to realize our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

     The Series C Preferred Stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On the maturity date, we will redeem for cash any unconverted shares of the Series C Preferred Stock at their stated value plus any accrued and unpaid dividends. Our current business plan contemplates conversion of all shares of Series C Preferred Stock prior to their maturity date. If the Series C Preferred Stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

     Currently, we do not have material sales to meet our operating needs. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. However, pursuant to the terms of the equity line financing commitment, as a result of offerings the Company completed in April 2002 and June 2003, and the drawdowns under the commitment of $5.0 million each in September 2002, November 2002, February 2003, and March 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment of $10 million. Berg & Berg has not elected to reduce their commitment to date. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further dependent upon our meeting certain operating conditions. However, so long as Stephan Godevais remains as CEO, Berg & Berg has waived these operating conditions for the remainder of the commitment.

     The additional $10.0 million funding commitment obtained in June 2003 is subject to completion of definitive documentation and any required stockholder approval.

     At March 31, 2003, we had commitments for capital expenditures for the next 12 months of approximately $241,000 relating to the installation of specified manufacturing equipment, which is included in accounts payable and accrued expenses at March 31, 2003. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated.

     We used net cash from operations for fiscal 2003, 2002 and 2001 of $32.5 million, $26.2 million, and $38.2 million, respectively. The cash used in our fiscal 2003 operating activities was primarily due to net loss and the add back of non-cash expenses, including depreciation and amortization, provision for bad debt, impairment charge, accretion of debt discount, and compensation related to issuance of stock options. The increase in operating cash outflows was substantially due to higher cost of sales, marketing expenses, and working capital needs associated with our increased battery sales and battery inventory.

     We used $706,000, $8.8 million, and $21.8 million in investing activities in fiscal 2003, 2002 and 2001, respectively. Capital expenditures during all periods were primarily related to the establishment and expansion of our manufacturing facilities and equipment in our Northern Ireland facility. The significant decrease in fiscal 2003 investing activities is due to the substantial completion of our Northern Ireland facility.

     We obtained cash from financing activities of $39.0 million , $32.4 million, and $40.8 million in fiscal 2003, 2002 and 2001, respectively.

     As a result of the above, we had a net decrease in cash and cash equivalents of $3.1 million and $20.8 million in fiscal 2002 and 2001; and a net increase in cash and cash equivalents of $6.0 million in fiscal 2003.

     As of March 31, 2003, our short term and long-term debt obligations, including long term interest, were $732,000 and $45.7 million, respectively. During fiscal 2002, we reached an agreement with Berg & Berg to extend the maturity date of our loan agreement with the loan balance of $14.95 million and accrued interest of $4.8 million from August 30, 2002 to September 30, 2005.

     During fiscal 1994, through our Dutch subsidiary, we signed an agreement or Letter of Offer with the Northern Ireland Industrial Development Board now titled Invest Northern Ireland ("INI"), to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the INI. The grants available under the agreement for an aggregate of up to (pound)25.6 million, generally became available over a five-year period through October 31, 2001. As a condition to receiving funding from the INI, the subsidiary needed to maintain a minimum of (pound)12.0 million (approximately $18.9 million) in debt or equity financing from us. As of March 31, 2003, we had received grants aggregating (pound)9.0 million (approximately $14.1 million). The amount of the grants available under the agreement depended primarily on the level of capital expenditures that we made. Any funding received under the grants in a four-year period prior to any alleged default is repayable to the INI if the subsidiary is found to be in default under the agreement. Default includes the permanent cessation of business in Northern Ireland. Funding received under the grants to offset capital expenditures can be included in such repayable amount if related equipment is sold, transferred or otherwise disposed of during a four-year period after the date of grant. Funding received under the grants can be included in such repayable amount if the subsidiary fails to maintain specified employment levels for the two-year period immediately after the end of the five-year grant period. As a result of the reduction of Northern Ireland business activity, specified employment levels have not been maintained, but the INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, we do not believe that the INI will bring any legal action pursuant to the Letter of Offer. We have begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. We may not be able to meet the requirements necessary to retain grants under the INI agreement. We believe that it is unlikely that the INI will demand repayment of any grant funds paid in a four-year period prior to any default on the part of the subsidiary.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", was issued, which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We adopted SFAS No. 142 on April 1, 2002, and no impairment charge was considered necessary under the adoption.

     In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. We adopted SFAS 144 on April 1, 2002. Impairment charges were deemed appropriate and recorded during the quarter period ended March 31, 2003.

     In April 2002, SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued, which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." The Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We will adopt SFAS 145 in April 2003 and do not expect this adoption to have a significant effect on the financial statements.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to the date of an entity's commitment to an exit plan or disposal activity. We adopted SFAS No. 146 in January 2003 which did not have a material effect on the financial statements.

     In December 2002, SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", was issued, which amends SFAS Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS 148 became effective for us beginning December 15, 2002 and we have complied with those requirements. The remaining disclosure requirements under SFAS No. 148 become effective for us in the first quarter of fiscal 2004. We do not expect these additional reporting requirements to have a material impact on our financial statements.

     In December 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", was issued, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. We adopted FIN 45 in March 2003 which did not have a material effect on the financial statements.

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". We will adopt SFAS 149 beginning our second quarter of fiscal year 2004 and do not expect this adoption to have a significant impact on our financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We will adopt SFAS 150 beginning our first quarter of fiscal year 2004. We are currently reviewing the impact this statement will have on our financial statements.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities", was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We will adopt FIN 46 beginning our second quarter of fiscal year 2004 and do not expect this adoption to have a significant impact on our financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of March 31, 2003, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (in thousands):

                                    PAYMENT DUE BY PERIOD
                                    ---------------------
                                      Less than                       More than
Contractual Obligations       Total   1 year    1-3 years 3-5 years    5 years
-----------------------       -----   --------- --------- ---------   ---------

Long-term debt obligations   41,383       810    36,717     1,985      1,871
Capital lease obligations         -         -         -         -          -
Operating lease obligations      83        83         -         -          -
Purchase obligations          2,950     2,950         -         -          -
Other long-term liabilities   6,744         -     6,744         -          -

Total                        51,160     3,843    43,461     1,985      1,871




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

                          RISKS RELATED TO OUR BUSINESS

EXECUTION OF THE BUSINESS PLAN WITH THE CURRENT AVAILABLE CAPITAL.

     At March 31, 2003, our principal sources of liquidity were cash and cash equivalents of $6.6 million and $10.0 million available under an equity line financing commitment (subject to conditions discussed below) and a $4 million working capital commitment from Berg & Berg. On June 2, 2003 we raised net proceeds of approximately $9.6 million through the sale of one thousand shares of newly issued Series C Preferred Stock to an independent investor. In addition, in June 2003 we received an additional $10.0 million funding commitment from Berg & Berg for which the terms will be negotiated at a later date.

     Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute on our current business plan without the need for additional financing. Our current business plan contemplates that we will realize increases in cash flow from the sale of our Henderson, Nevada facility, projected increases in product sales and licensing revenue and further cash benefits from continued reductions in our administrative and manufacturing costs, while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, joint venture and business opportunities, or a request for repayment of a portion or all of our existing grants, which totaled $14.1 million at March 31, 2003, from the Northern Ireland Industrial Development Board (now titled Invest Northern Ireland or INI). If we are unable to realize on our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

The Series C Preferred Stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On the maturity date, we will redeem for cash any unconverted shares of the Series C Preferred Stock at their stated value plus any accrued and unpaid dividends. Our current business plan contemplates conversion of all shares of Series C Preferred Stock prior to their maturity date. If the Series C Preferred Stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

Currently, we do not have material sales to meet our operating needs. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. Pursuant to the terms of the equity line financing commitment, as a result of the offerings we completed in April 2002 and June 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment of $10 million. Berg & Berg has not elected to reduce their commitment to date. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further dependent upon meeting certain operating conditions. However, so long as Stephan Godevais remains as CEO, Berg & Berg has waived these conditions for the remainder of the commitment.

The additional $10.0 million funding commitment obtained in June 2003 is subject to completion of definitive documentation and any required stockholder approval.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE BEYOND THOSE CURRENTLY
ANTICIPATED.

We have planned for an increase in sales, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demands would be dependent on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales is likely to lag behind these increased working capital requirements. If our working capital needs increase from that currently anticipated and we do not receive additional financing from Berg & Berg, we may need to arrange for additional equity or debt financing.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $374.6 million as of March 31, 2003. We have working capital of $4.0 million as of March 31, 2003, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of material sales. We expect to continue to incur operating losses and negative cash flows during fiscal 2004, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF OUR SAPHION(TM) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

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

IF WE ARE UNABLE TO DEVELOP, MANUFACTURE AND MARKET PRODUCTS THAT GAIN WIDE CUSTOMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

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

IN ADDITION TO OUR OWN PRODUCT LINES, OUR BATTERIES ARE INTENDED TO BE INCORPORATED INTO OTHER PRODUCTS. WE WILL NEED TO RELY ON OEMS TO COMMERCIALIZE THESE PRODUCTS.

Our business strategy contemplates that we will be required to rely on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced, or modified, versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the battery requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our products by OEMs. If we are unable to design, develop and introduce products that meet OEMs' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

FAILURE TO IMPLEMENT AN EFFECTIVE LICENSING BUSINESS STRATEGY WILL ADVERSELY AFFECT OUR REVENUE, CASH FLOW AND PROFITABILITY.

As a result of the intellectual property assets we have acquired and internally developed, such as our Saphion(TM) technology, we significantly increased the role of licensing in our business strategy. We have not entered into any licensing agreements for our Saphion(TM) technology. Our future operating results could be affected by a variety of factors including:

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

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to reduce our manufacturing costs, which includes substantially raising and maintaining battery yields of commercial quality in a cost-effective manner at our internal manufacturing site and reduce costs through the effective utilization of OEM partners. If we fail to substantially increase yields in our manufacturing process and reduce unit-manufacturing costs, we will not be able to offer our batteries at a competitive price, and we will lose our current customers and fail to attract future customers.

OUR ABILITY TO MANUFACTURE LARGE VOLUMES OF BATTERIES IS LIMITED AND MAY PREVENT US FROM FULFILLING ORDERS.

We have been manufacturing batteries on a commercial scale to fulfill purchase orders and we are able to produce sufficient quantities of batteries to supply our current customer demands. We are actively soliciting additional purchase orders. We may need additional low cost, quick lead-time equipment or contract manufacturing support to fulfill large volume orders. If we cannot rapidly increase our production capabilities to make sufficient quantities of commercially acceptable batteries, we may not be able to fulfill purchase orders in a timely manner, if at all. In addition, we may not be able to procure additional purchase orders, which could cause us to lose existing and future customers, purchase orders, revenue and profits.

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During fiscal 2003, revenue from two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each comprised more than 10% of total revenues. During fiscal 2002, revenue from four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each comprised more than 10% of total revenues. For fiscal 2001, revenue from four customers Alliant Techsystems Inc., MicroEnergy Technologies Inc., Moltech Corporation, and Qualcomm, each comprised more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

WE HAVE FOUR KEY EXECUTIVES. THE LOSS OF A SINGLE EXECUTIVE OR THE FAILURE TO HIRE AND INTEGRATE CAPABLE NEW EXECUTIVES COULD HARM OUR BUSINESS.

We do not have key man life insurance policies with respect to any of our key members of management. Without qualified executives, we face the risk that we will not be able to effectively run our business on a day-to-day basis or execute our long-term business plan.

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

LAWS REGULATING THE MANUFACTURE OR TRANSPORTATION OF BATTERIES MAY BE ENACTED WHICH COULD RESULT IN A DELAY IN THE PRODUCTION OF OUR BATTERIES OR THE IMPOSITION OF ADDITIONAL COSTS THAT WOULD HARM OUR ABILITY TO BE PROFITABLE.

At the present time, international, federal, state or local law does not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium ion batteries is regulated both internationally and domestically. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (IATA), our N-ChargeTM system currently falls within the level such that it is no longer exempt and now requires a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the UN guidelines. At present it is not known if or when the proposed regulations would be adopted by the US. While we fall under the equivalency levels for the US and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of June 17, 2003, our officers, directors and their affiliates as a group beneficially owned approximately 34.1% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 31.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of the Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On June 17, 2003, the closing sale price of our common stock was $3.57. If we are not able to maintain the requirements for continued listing on the NASDAQ SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 71,722,794 shares of common stock as of March 31, 2003. In addition, at March 31, 2003, we had 5,161,629 shares of our common stock reserved for issuance under outstanding options and warrants, and 7,379,681 additional shares reserved for issuance under our stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to 2,352,942 shares of our common stock (based on a conversion price of $4.25) and up to 352,900 shares in upon exercise of a related warrant issued on June 2, 2003.

WE DO NOT INTEND TO PAY DIVIDENDS ON COMMON STOCK AND THEREFORE STOCKHOLDERS WILL ONLY BE ABLE TO RECOVER THEIR INVESTMENT IN OUR COMMON STOCK, IF AT ALL, BY SELLING THE SHARES OF OUR STOCK THAT THEY HOLD.

Some investors favor companies that pay dividends on common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, a return on an investment in our stock likely depends on the ability to sell our stock at a profit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2003. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We have long-term debt, in the form of two building mortgages, which bear interest at a adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.25% and 5.5%, respectively at March 31, 2003). We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lenders borrowing rate (9% at March 31, 2003) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for our long-term debt.


                          2004          2005      2006         2007        2008    THEREAFTER     TOTAL
                        ----------   --------   --------     --------    -------   ----------   ---------
                                                    (dollars in thousands)
Liabilities:
Fixed rate debt:            --          ----     20,000         --          --          --       20,000
Variable rate debt          810         858      15,859         964       1,021       1,871      21,383



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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following persons serve as our directors:

DIRECTORS                                 AGE         PRESENT POSITION
---------                                 ---         ----------------
Carl E. Berg (1)(2)..................     66    Director
Stephan B. Godevais..................     41    Director and Chairman of the Board
Bert C. Roberts (1)..................     60    Director
Alan F. Shugart (1)(2)...............     72    Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

The following persons serve as our executive officers:

EXECUTIVE OFFICERS                        AGE         PRESENT POSITION
------------------                        ---         ----------------
Stephan B. Godevais.................      41    President and Chief Executive Officer
Joseph F. Lamoreux..................      41    Vice President of Small Format Energy
                                                Solutions
Kevin W. Mischnick..................      36    Vice President of Finance and Assistant
                                                Secretary
Terry Standefer.....................      46    Vice President of Worldwide Operations
Roger A. Williams...................      55    General Counsel and Assistant Secretary

The following persons are significant employees:

SIGNIFICANT EMPLOYEE                      AGE         PRESENT POSITION
--------------------                      ---         ----------------
David St. Angelo....................      43    Vice President of Large Format Energy
                                                Solutions


Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships between any director and/or any executive officer.

CARL E. BERG. Mr. Berg helped found us and has served on the Board since September 1991. Mr. Berg is a major Silicon Valley industrial real estate developer and a private venture capital investor. Mr. Berg also serves as the Chairman of the Board, Chief Executive Officer and director of Mission West Properties, Inc., Monolithic Systems, Inc. and Focus Enhancements, Inc. Mr. Berg holds a Bachelor of Arts degree in Business Administration from the University of New Mexico.

STEPHAN B. GODEVAIS. Mr. Godevais joined us in May 2001 as our Chief Executive Officer, President and a director. In May 2002, the Board appointed him Chairman of the Board. From December 1997 to April 2001, Mr. Godevais served as a Vice President at Dell Computer Corporation where he led Dell's desktop and notebook product lines for consumers and small businesses. During his tenure at Dell, Mr. Godevais launched the company's Inspiron division, growing it into a multi-billion dollar business and introduced the first 15-inch notebook in the industry, sustaining its position as a market leader from 1998 to 2000. Prior to Dell, Mr. Godevais managed the worldwide notebook business of Digital Equipment Corporation. From December 1994 to November 1997, Mr. Godevais served in several positions, including General Manager and Vice President, at Digital. Mr. Godevais also spent ten years at Hewlett Packard

Company, where he held positions in marketing for various product and field organizations. Mr. Godevais holds a business management degree from the Institut d'Etudes Politiques de Paris.

BERT C. ROBERTS, JR. Mr. Roberts originally joined us as a director in 1992 and served until 1993 prior to rejoining us as a director in 1998. Mr. Roberts served as Chairman of WorldCom, Inc. from 1998 until December 2002. On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Mr. Roberts served as Chairman and Chief Executive Officer of MCI, a telecommunications company from 1992 until 1998, after having served as President and Chief Operating Officer since 1985. Mr. Roberts serves on the boards of Johns Hopkins University and CaPCURE (a cancer research funding organization). Mr. Roberts holds a Bachelor of Science in Engineering from Johns Hopkins University.

ALAN F. SHUGART. Mr. Shugart joined us as a director in March 1992. Mr. Shugart was the Chief Executive Officer and a director of Seagate Technology, Inc., a technology development and manufacturing company, since its inception in 1979 until July 1998. Mr. Shugart also served as Seagate's President from 1979 to 1983 and from September 1991 to July 1998. Additionally, Mr. Shugart served as Chairman of the Board of Seagate from 1979 until September 1991, and from October 1992 to July 1998. Mr. Shugart currently serves as a director of Sandisk Corporation (a manufacturer of digital flash memory chips) and Cypress Semiconductor Corporation. Mr. Shugart holds a Bachelor of Science in Engineering - Physics from the University of Redlands.

JOSEPH F. LAMOREUX. Mr. Lamoreux joined us in July 2001 as our Vice President of Small Format Energy Solutions. From May 1997 to May 2001, Mr. Lamoreux worked at Dell Computer Corporation, where he held several positions, including Director of Notebook Supply Chain Management, Director of Notebook Engineering and Director of Engineering, Inspiron. From May 1997 to January 1999, Mr. Lamoreux served as Director of the Portable PC Division at Compaq Computer Corporation. Mr. Lamoreux holds a Bachelor of Science degree in Mechanical Engineering from North Carolina State University.

KEVIN W. MISCHNICK. Mr. Mischnick joined us in July 2001 as our Vice President of Finance. From November 2000 to March 2001, he served as Vice President of Finance at CarOrder, Inc., an internet automobile dealership. From March 1997 to October 2000, he served as Vice President of Finance for AMFM, Inc., a radio broadcasting company, and one of its predecessor companies where he was responsible for all aspects of treasury and cash management systems. During other tenures at AMFM and one of its predecessor companies, Mr. Mischnick completed multiple public equity and debt offerings and gained experience in Securities and Exchange Commission reporting. From August 1990 to March 1997, he served in various positions at Ernst & Young LLP, including Audit Manager. He is a certified public accountant and holds a Bachelor of Business Administration degree in Accounting from Texas Tech University.

TERRY STANDEFER. Mr. Standefer joined us in August 2001 as our Vice President of Worldwide Operations. From March 1996 to April 2001, Mr. Standefer held several executive positions at Dell Computer Corporation in procurement, manufacturing and new product operations. Prior to his service at Dell, he spent 13 years at Apple Computer where he managed operations for high volume systems assembly. Mr. Standefer holds a Bachelor of Science in Physics and Math from West Texas State University.

ROGER WILLIAMS. Mr. Williams joined us in April 2001 and serves as our General Counsel and Assistant Secretary. Mr. Williams has been a practicing intellectual property attorney for 27 years, having practiced in both private and corporate positions. From 1991 to 2001, Mr. Williams served as Chief Patent Counsel and Associate General Counsel for the pharmaceutical company G.D. Searle & Co. Mr. Williams has his Juris Doctorate degree from Drake University Law School and a Bachelor of Science in Chemistry from Western Illinois University. He is a member of the California and Indiana Bars.

DAVID ST. ANGELO. Mr. St. Angelo joined us in September 2001 as Vice President of Large Format Energy Solutions. Prior to joining us, Mr. St. Angelo served as program controller for the Multimedia Systems Division of the technology company Motorola Inc. from 1998 to 2001, during which he steered the definition, design, development and commercialization of the division's advanced set-top box product line. From 1994 to 1998 Mr. St. Angelo held various positions including applications manager, site manager, and applications engineer at Eaton Corporation's semiconductor division. Prior to joining Eaton, Mr. St. Angelo was with the energy company Mobil Solar Energy Corporation, from 1988 to 1994, where he held positions in technology transfer, research and product development. He holds a Bachelor of Science in Chemical Engineering from the University of Massachusetts and a Master of Science in Electrical Engineering from Northeastern University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended March 31, 2003, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, provided, however, Terry Standefer filed three Forms 4 late, which reported three transactions.

ITEM 11.   EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2003 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended March 31 indicated below.


                                                                        Long-Term
                                             Annual         Annual     Compensation
                                          Compensation   Compensation     Awards
                                          ------------   ------------  ------------
                                                                       Securities
   Name and Principal                                                  Underlying
        Position               Fiscal Year  Salary($)       Bonus($)    Options(#)
----------------------------   -----------  ---------       --------   ------------
Stephan B. Godevais.........       2003      500,000            --        350,000
Chairman of the Board,             2002      442,528            --      1,500,300
Chief Executive Officer and        2001           --            --             --
President

Joseph F. Lamoreux.........        2003      200,000            --        195,000
Vice President of Small            2002      165,495            --        225,300
Format Energy Solutions            2001           --            --             --

Terry Standefer.........           2003      180,000            --        250,000
Vice President of Worldwide        2002       98,563            --        200,300
Operations                         2001           --            --             --

Kevin W. Mischnick.........        2003      135,000        33,750         74,652
Vice President of Finance          2002       93,002            --        120,300
and Assistant Secretary            2001           --            --             --

Roger A. Williams..........        2003      180,000            --         83,334
General Counsel and                2002      164,709            --        120,300
Assistant Secretary                2001           --            --             --





                        OPTION GRANTS IN LAST FISCAL YEAR

The following table shows for the fiscal year ended March 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by the named executive officers:

                                                                 INDIVIDUAL GRANTS
                                             -------------------------------------------------------

                        NUMBER OF                                                         POTENTIAL REALIZABLE VALUE
                       SECURITIES       PERCENT OF TOTAL                                   AT ASSUMED ANNUAL RATES
                       UNDERLYING       OPTIONS GRANTED       EXERCISE                    OF STOCK PRICE APPRECIATION
                         OPTIONS        TO EMPLOYEES IN       FOR BASE       EXPIRATION       FOR OPTION TERM (2)
NAME                    GRANTED (#)      FISCAL YEAR (1)      PRICE ($/SH)      DATE             5%           10%
---------------------- -------------   ----------------     -------------   ------------   ---------------------------
STEPHAN B. GODEVAIS     300,000 (3)          9.49%              2.10          5/12/2012      $ 396,204   $ 1,004,058
                         50,000 (4)          1.58%              1.69         12/20/2012         53,142       134,671

JOSEPH F. LAMOREUX       75,000 (5)          2.37%              2.25           5/6/2012        106,126       268,944
                         20,000 (6)            *                0.72          8/26/2012          9,056        22,950
                        100,000 (4)          3.16%              1.69         12/20/2012        106,283       269,342

TERRY STANDEFER         100,000 (5)          3.16%              2.25           5/6/2012        141,501       358,592
                         50,000 (7)          1.58%              0.63          10/9/2012         19,810        50,203
                        100,000 (4)          3.16%              1.69         12/20/2012        106,283       269,342

KEVIN W. MISCHNICK        5,833 (8)            *                1.30           7/1/2012          4,769        12,085
                         18,819 (9)            *                0.70          10/1/2012          8,285        20,995
                         50,000 (4)          1.58%              1.69         12/20/2012         53,142       134,671

ROGER A. WILLIAMS         4,168 (10)           *                3.00           4/1/2012          7,851        19,895
                         18,333 (8)            *                1.30           7/1/2012         14,988        37,984
                         10,833 (9)            *                0.70          10/1/2012          4,769        12,086
                         50,000 (4)          1.58%              1.69         12/20/2012         53,142       134,671

*...Indicates less than one percent.
---------------
(1) Options to purchase an aggregate of 3,159,952 shares were granted to employees in fiscal year 2003.

(2) The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders. These amounts are calculated pursuant to applicable requirements of the Commission and do not represent a forecast of the future appreciation of our common stock.

(3) These options vest in 16 equal quarterly installments from the grant date, May 12, 2002.

(4) These options vest in 16 equal quarterly installments from the grant date, December 20, 2002.

(5) These options vest in 16 equal quarterly installments from the grant date, May 6, 2002.

(6) These options vest in 16 equal quarterly installments from the grant date, August 26, 2002.

(7) These options vest in 16 equal quarterly installments from the grant date, October 9, 2002.

(8) These options vest in 12 equal quarterly installments from the grant date July 1, 2002.

(9) These options vest in 12 equal quarterly installments from the grant date October 1, 2002.

(10) These options vest in 12 equal quarterly installments from the grant date April 1, 2002.


                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

The following table shows (i) the number of shares acquired and value realized from option exercises by each of the named executive officers during the fiscal year ended March 31, 2003 and (ii) the number and value of the unexercised options held by each of the named executive officers on March 31, 2003:


                     SHARES                NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                    ACQUIRED                    OF UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS
                       ON        VALUE             FISCAL YEAR-END (#)           AT FISCAL YEAR-END ($)(1)
                    EXERCISE   REALIZED    ------------------------------     ------------------------------
Name                   (#)        ($)      Exercisable      Unexercisable     Exercisable    Unexercisable
------------------- --------   --------    ------------     -------------     ------------   ---------------
Stephan B. Godevais    --         --          715,925         1,134,375        $ 4,250          $ 33,750

Joseph F. Lamoreux     --         --          121,553           298,747        $ 6,450          $ 68,150

Terry Standefer        --         --          103,425           346,875        $ 7,625         $ 114,375

Kevin W. Mischnick     --         --           48,051           146,901        $ 4,540          $ 50,706

Roger A. Williams      --         --           57,805           145,829        $ 5,344          $ 48,946



-------------

(1) Based on the last reported sales price of our common stock on the Nasdaq SmallCap Market on March 31, 2003 ($2.15), less the exercise price of the options multiplied by the number of shares underlying the option.



EMPLOYMENT AGREEMENT

Effective May 2, 2001, we entered into an employment agreement with Stephan B. Godevais pursuant to which we retained Mr. Godevais as Chief Executive Officer and President at a salary of $500,000 per year. The Board reviews his salary on January 1 of each year and may (in its sole discretion) increase, but not decrease, his salary.

Under his employment agreement, we granted Mr. Godevais stock options to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $6.52 per share, vesting over a period of four years.

We agreed to nominate Mr. Godevais to the Board for the entire period of his employment as Chief Executive Officer and President and to use our best efforts to cause our stockholders to cast their votes in favor of his continued election to the Board. Mr. Godevais agreed to resign from the Board when he no longer serves as Chief Executive Officer and President.

Mr. Godevais is entitled to a lump sum payment of $500,000 and continued group health insurance coverage for one year following termination if within the first two years of his employment any of the following occurs:

     o A liquidation or change in control occurs (excluding an acquisition by Carl Berg or his affiliated companies of more than 50% of our voting stock, which will not constitute a change of control);

     o We terminate Mr. Godevais' employment for any reason other than for cause; or

     o    Mr. Godevais resigns for good reason.

We have employment offer letters with each of our named executive officers that stipulate the initial salaries of each officer and the number of options to which the officer was initially entitled. Each letter specifies that the employment may be terminated at any time by either the employee or us, with or without cause. Further, Joseph Lamoreux's letter, dated May 21, 2001, specifies that if we terminate his employment with us for any or no reason, we will pay him four months salary, payable as of the termination date.

DIRECTORS' COMPENSATION. Our non-employee directors receive no cash compensation, but are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are employees do not receive separate compensation for their services as directors, but are eligible to receive stock options under our 2000 Stock Option Plan.

Each of our non-employee directors receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan, which we refer to as the Directors' Plan. Only non-employee directors or an affiliate of those directors (as defined in the Internal Revenue Code (referred to as the Code)) are eligible to receive options under the Directors' Plan. The plan provides that new directors will receive initial stock options to purchase 100,000 shares of common stock upon election to the Board. The per share exercise price for these options will be the fair market value of a share of our common stock on the day the options are granted. These options will vest one-fifth on the first and second anniversaries of the date of grant of the options, and equal quarterly installments over the next three years. A director who had not received options upon becoming a director, received stock options to purchase 100,000 shares on the date of the adoption of the Directors' Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During the fiscal year ended March 31, 2003, the Compensation Committee consisted of Messrs. Shugart and Berg.

In July 1990, we entered into a loan agreement with Baccarat Electronics, Inc. Baccarat subsequently assigned all of its rights, duties and obligations under that agreement, as the same has been amended from time to time, to Berg & Berg, a company controlled by Carl Berg, a principal stockholder and one of our directors. The loan agreement, as amended, allowed us to borrow, prepay and re-borrow up to $15.0 million under a promissory note on a revolving basis. The loan bears interest at one percent over the interest rate on the lender's principal line of credit each year (approximately 9% at March 31, 2003). Effective December 31, 2001, we further amended the loan agreement to provide that Berg & Berg has no further obligations to loan or advance funds to us under this loan agreement, as amended. As of March 31, 2003, the principal balance and accrued and unpaid interest owing under the July 1990 loan agreement, as amended, totaled $19,701,397. By amendment dated February 11, 2002, Berg & Berg agreed to extend the maturity date of the loan from August 30, 2002 to September 30, 2005. In fiscal 1998 and 1999, we issued warrants to purchase 594,031 shares of our common stock to Berg & Berg in conjunction with the amended loan agreement. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the loan from Baccarat.

In October 2001, we entered into a loan agreement with Berg & Berg. Under the terms of the loan agreement, Berg & Berg agreed to advance us up to $20.0 million between the date of the loan agreement and September 30, 2003. Interest on the loans accrues at 8.0% per annum, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. As of March 31, 2003, the principal balance and accrued and unpaid interest owing under this loan agreement totaled $21,837,165. In conjunction with the loan agreement, Berg & Berg received a warrant to purchase 1,402,743 shares of our common stock at an exercise price of $3.208 per share. The warrants are immediately exercisable and expire on October 5, 2005.

In March 2002, Berg & Berg agreed to provide up to $30.0 million in equity capital. In exchange for any amounts funded pursuant to this commitment, we will issue to Berg & Berg restricted common stock at a purchase price of 85% of the average closing price of our common stock over the five trading days prior to the purchase date. We have agreed to register the resale of the shares of common stock issued to Berg & Berg. We have drawn $20 million from this commitment as of March 31, 2003. Pursuant to the terms of the equity line financing commitment, as a result of the offerings we completed in April 2002 and June 2003 and previous draws under the commitment, Berg & Berg may elect to reduce or eliminate its remaining commitment of $10 million. Berg & Berg has not elected to reduce their commitment to date. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further dependent upon meeting certain operating conditions. We do not currently satisfy these conditions and do not expect to satisfy the conditions for the immediate future. However, so long as Stephan Godevais remains as CEO, Berg & Berg has waived these conditions for the remainder of the commitment.

We have also received a $4 million working capital commitment from Berg & Berg. In addition, in June 2003 we received an additional $10.0 million funding commitment from Berg & Berg for which the terms will be negotiated at a later date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of March 31, 2003. For a description of these plans, please see Note 14, Stockholders' Equity (Deficit), in our consolidated financial statements.

                      NUMBER OF SECURITIES                              NUMBER OF SECURITIES
                        TO BE ISSUED UPON        WEIGHTED-AVERAGE        REMAINING AVAILABLE
                     EXERCISE OF OUTSTANDING    EXERCISE PRICE OF        FOR FUTURE ISSUANCE
                        OPTIONS, WARRANTS      OUTSTANDING OPTIONS,          UNDER EQUITY
  PLAN CATEGORY            AND RIGHTS          WARRANTS AND RIGHTS        COMPENSATION PLANS
--------------------  -------------------     ---------------------     ----------------------
Equity compensation
plans approved by
security holders            6,994,770                 $5.47                     122,589

Equity compensation
plans not approved by
security holders (1)        1,925,000                 $6.45                         --

Total                       8,919,770                 $5.68                     122,589

----------
(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vest over four years. 25% of the options vested in May 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (750,000 shares vested as of June 17, 2003). The vesting accelerates and become immediately exercisable on the date of a change of control of the Company (or if he has been terminated without good cause or resigned for good reason). Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment agreement. The exercise price of his options is $7.18 and they vest over four years. 25% of the options vested in June 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (112,500 shares vested as of June 17, 2003). Options to purchase 200,000 shares were granted to Terry Standefer in August 2001 pursuant to his employment agreement. The exercise price of his options is $5.15 and they vest over four years. 25% of the options will vest in August 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (87,500 shares vested as of June 17, 2003).


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of June 17, 2003, by:

     o    Each of our directors;

     o    Each of the named executive officers;

     o    All directors and executive officers as a group; and

     o All other stockholders known by us to beneficially own more than 5% of the outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date as of which this information is provided, and not subject to repurchase as of that date, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 71,734,022 shares of common stock outstanding on June 17, 2003. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Valence Technology, Inc., 6504 Bridge Point Parkway, Suite 415, Austin, Texas 78730.


                                                                Beneficial Ownership(1)
                                                             ------------------------------
Beneficial Owner                                              Number of        Percent of
                                                             Shares (#)         Total (%)
-----------------------------------------------------------  ------------      ------------
Carl E. Berg (2)                                              23,164,330          31.3%
10050 Bandley Drive, Cupertino, CA 95014
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee; and
Clyde J. Berg
10050 Bandley Drive, Cupertino, CA 95014 (3)                   8,604,270          12.0%
Alan F. Shugart (4)                                              518,567            *
Bert C. Roberts, Jr. (5)                                         455,419            *
Stephan B. Godevais (6)                                        1,309,050          1.8%
Joseph F. Lamoreux (7)                                           152,492            *
Terry Standefer (7)                                              140,925            *
Kevin W. Mischnick (7)                                            73,203            *
Roger A. Williams (8)                                             96,403            *
All directors and executive officers as a group (8
persons) (9)                                                  25,910,389          34.1%

* Indicates less than one percent.
-----------------------
(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 71,734,022 shares of common stock outstanding on June 17, 2003, adjusted as required by rules promulgated by the Commission.

(2) Includes 350,000 shares held directly by Mr. Berg; 283,006 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of June 17, 2003; 1,996,774 shares issuable upon exercise of warrants (subject to adjustment) and 20,440,550 shares held by Berg & Berg Enterprises, LLC, of which Mr. Berg is the sole manager; and 94,000 shares held by Berg &Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer, of which Mr. Berg is the Trustee. Mr. Berg has sole voting and dispositive power with respect to 727,006 shares and shared voting and dispositive power with respect to 22,437,324 shares. Berg & Berg has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 22,437,324 shares.

(3) Based on information contained in a Schedule 13G filed jointly by 1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee and Clyde J. Berg with the SEC on February 14, 2003. The Trust has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 8,129,270 shares. Clyde J. Berg has sole voting and dispositive power with respect to 475,000 shares and shared voting and dispositive power with respect to 8,129,270 shares.

(4) Includes 202,000 shares held by Mr. Shugart and 316,567 shares issuable upon exercise of options that are exercisable within 60 days of June 17, 2003.

(5) Includes 100,000 shares held by Mr. Roberts, 100,000 shares held indirectly through various entities, 10,000 shares held by his spouse and 245,419 shares issuable upon exercise of options that are exercisable within 60 days of June 17, 2003.

(6) Includes 365,000 shares held by Mr. Godevais and 944,050 shares issuable upon exercise of options that are exercisable within 60 days of June 17, 2003.

(7) All shares are issuable upon exercise of options that are exercisable within 60 days of June 17, 2003.

(8) Includes 12,000 shares held by Mr. Williams and 84,403 shares are issuable upon exercise of options that are exercisable within 60 days of June 17, 2003.

(9) Includes 4,236,839 shares issuable upon exercise of options and warrants that are exercisable within 60 days of June 17, 2003.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None, except for certain transactions with Carl E. Berg described in Item 11 Executive Compensation; Compensation Committee Interlocks and Insider Participation.

ITEM 14.   CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of our Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.


In accordance with the Commission's requirements, our Chief Executive Officer and Chief Financial Officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Annual Report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Not applicable.

ITEM 16. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   (1)  FINANCIAL STATEMENTS - See Index to Consolidated
           Financial Statements of this Annual Report on Form 10-K.

      (2) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated
           Financial Statements or Notes thereto.

      (3) EXHIBITS - See Exhibit Index on pages 42-44 of this Annual Report on Form 10-K.

(b) The Company filed the following reports on Form 8-K during the last quarter of the period for which this Annual Report on Form 10-K covers:

           (i) Form 8-K filed February 7, 2003 reporting under Items 5 and 7.

(c)   See Exhibit Index on pages 42-44 of this Form 10-K Annual Report.

(d)   None.

EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

3.1 (1)       Second Restated Certificate of Incorporation of the Company.

3.2 (6) Amendment to the Second Restated Certificate of Incorporation of the Company.

3.3 (16)      Certificate of Designations, Preferences and Rights of Series C
              Convertible Preferred Stock, filed June 2, 2003.
3.4 (13)      Second Amended and Restated Bylaws of the Company.

4.1 (3)       Form of Warrant to Baccarat Electronics, Inc.

4.2 (4)       Form of Warrant to Placement Agent (Gemini Capital, LLC).

4.3 (4)       Form of Warrant to Investor (CC Investments, LDC).

4.4 (7)       Form of Warrant dated June 28, 2000 to Acqua Wellington Value Fund
              Ltd.

4.5 (10)      Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC.

4.6 (16) Warrant to Purchase Common Stock, issued June 2, 2003 (to Riverview Group, LLC).

4.7 (1) Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1990.

4.8 (1) Amendment No. 1 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 15, 1991 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.9 (1) Amendment No. 2 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.10 (1) Amendment No. 3 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated August 17, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.11 Amendment No. 4 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated September 1, 1997 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.12 (3) Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.13 Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.14 (13)     Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC).

4.15 (10)     Amendment No. 7 to Original Loan Agreement between the Company and
              Berg & Berg Enterprises, LLC (previously with Baccarat
              Electronics, Inc.), dated October 10, 2001.

4.16 (13)     Amendment No. 8 to Original Loan Agreement and Amendment to Second
              Amended Promissory Note between the Company and Berg & Berg
              Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated February 11, 2002.

4.17 (10)     Loan Agreement dated October 5, 2001 between the Company and Berg
              & Berg Enterprises, LLC.

4.18 (10)     Security Agreement dated October 5, 2001 between the Company and
              Berg & Berg Enterprises, LLC.

4.19 (10)     Promissory Note dated October 5, 2001 issued by the Company to
              Berg & Berg Enterprises, LLC.

4.20 (14)     Amendment to Loan Agreements with Berg & Berg dated November 8,
              2002 (Amendment No. 1 to October 5, 2001 Loan Agreement and
              Amendment No. 9 to 1990 Baccarat Loan Agreement).

10.1 (2)*     1990 Stock Option Plan as amended on October 3, 1997.

10.2 (5)      1996 Non-Employee Directors' Stock Option Plan as amended on
              October 3,
              1997.

10.3 (15)     Valence Technology, Inc. Amended and Restated 2000 Stock Option
              Plan.

10.4 (9)      Employment Agreement with Stephan B. Godevais dated May 2, 2001.

10.5          Employment Offer Letter with Joseph Lamoreux dated May 21, 2001.

10.6 (13)     Option Agreement for Stephan Godevais dated May 2, 2001.

10.7 (13)     Option Agreement for Joseph Lamoreux dated June 4, 2001.

10.8 (13)     Option Agreement for Terry Standefer dated August 20, 2001.

10.9 (8) Form of Indemnification Agreement entered into between the Company and its Directors and Officers.

10.10 (9)     Registration Rights Agreement with West Coast Venture Capital,
              Inc. (the 1981 Kara Ann Berg Trust) dated January 13, 2001.

10.11 (11)    Financing commitment letter agreement  between the Company and
              Berg & Berg Enterprises, LLC dated March 12, 2002.

10.12 (17)    Waiver of Conditions of Equity Line of Credit
              (identified herein as Exhibit 10.11) from Berg & Berg
              Enterprises, LLC to the Company dated May 30, 2003.

10.13 (12)    Letter Agreement and Release between the Company and Berg & Berg
              Enterprises, LLC dated March 31, 2002.

10.14 (17)    Commitment Letter from Berg & Berg Enterprises, LLC to the Company dated June 9, 2003.

10.15 (16)    Securities Purchase Agreement dated June 2, 2003 (between the
              Company and the Riverview Group LLC).

10.16 (16)    Registration Rights Agreement dated June 2, 2003 (with Riverview
              Group, LLC).

21.1          List of subsidiaries of the Company.

23.1          Consent of Independent Auditors.

99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

         (2) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-43203) filed with the Securities and Exchange Commission on December 24, 1997.

         (3) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998.

         (4) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated December 11, 1998, and filed with the Securities and Exchange Commission on December 21, 1998.

         (5) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999.

         (6) Incorporated by reference to the exhibit so described in the Company's Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

         (7) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated June 22, 2000, and filed with the Securities and Exchange Commission on June 29, 2000.

         (8) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29, 2000.

         (9) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on July 2, 2001.

         (10) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

         (11) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated March 20, 2002, and filed with the Securities and Exchange Commission on March 22, 2002.

         (12) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated March 31, 2002, and filed with the Securities and Exchange Commission on April 15, 2002.

         (13) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

         (14) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

         (15) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange Commission on December 6, 2002.

         (16) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June 3, 2003.

         (17) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated May 30, 2003, and filed with the Securities and Exchange Commission on June 11, 2003.

         * Portions of the text have been omitted. A separate filing of such omitted text has been made with the Securities and Exchange Commission as part of the Company's Application for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VALENCE TECHNOLOGY, INC.



Dated: June 27, 2003           By: /S/ Stephan B. Godevais
                                   ----------------------------------------
                                   Stephan B. Godevais
                                   Chief Executive Officer, President and
                                   Chairman of the   Board



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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


                Name                                 Position                        Date
-------------------------------------    ----------------------------------   -------------------
                                         Chief Executive Officer,               June 27, 2003
                                         President and Chairman of the
                                         Board (Principal Executive
                                         Officer)
/s/ Stephan B. Godevais
-------------------------------------
    Stephan B. Godevais


                                         Vice President of Finance              June  27, 2003
                                         (Principal Financial and
                                         Accounting Officer)
/s/ Kevin W. Mischnick
-------------------------------------
    Kevin W. Mischnick



                                         Director                               June  27, 2003
/s/ Carl E. Berg
-------------------------------------
    Carl E. Berg


                                         Director                               June  27, 2003
/s/ Bert C. Roberts, Jr.
-------------------------------------
    Bert C. Roberts, Jr.


                                         Director                               June  27, 2003
/s/ Alan F. Shugart
-------------------------------------
    Alan F. Shugart


                                Certification of
                         Principal Executive Officer of
                            Valence Technology, Inc.


I, Stephan B. Godevais, certify that:

1. I have reviewed this annual report on Form 10-K of Valence Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003



   /s/  Stephan B. Godevais
------------------------------------
By:     Stephan B. Godevais
Title:  Principal Executive Officer

                                Certification of
                         Principal Financial Officer of
                            Valence Technology, Inc.


I, Kevin W. Mischnick , certify that:

1. I have reviewed this annual report on Form 10-K of Valence Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003


   /s/ Kevin W. Mischnick
------------------------------------
By:     Kevin W. Mischnick
Title:  Principal Financial Officer

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements




VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

PAGES
  CONSOLIDATED FINANCIAL STATEMENTS:
    Independent Auditors' Report.................................................................F-2
    Consolidated Balance Sheets as of March 31, 2003 and March 31, 2002..........................F-3
    Consolidated Financial Statements
        for the years ending March 31, 2003, March 31, 2002 and March 31, 2001:
           Consolidated Statements of Operations and Comprehensive Loss..........................F-4
           Consolidated Statements of Stockholders' Equity (Deficit).............................F-5
           Consolidated Statements of Cash Flows.................................................F-6
           Notes to Consolidated Financial Statements....................................F-7 to F-23



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc. and subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of April 1, 2002 upon the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."




/s/ Deloitte & Touche LLP




Austin, Texas
June 11, 2003

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   March 31, 2003              March 31, 2002
                                                                ------------------            ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $            6,616           $             623
     Trade receivables, net of allowance of $130 and $312
       as of March 31, 2003 and March 31, 2002, respectively                1,218                         362
     Inventory                                                              2,757                       2,589
     Prepaid and other current assets                                       1,495                       1,552
                                                               -------------------          ------------------
          Total current assets                                             12,086                       5,126

Property, plant and equipment, net                                         14,279                      14,166
Intellectual property, net                                                  9,789                      11,239
                                                               -------------------          ------------------
                         Total assets                          $           36,154           $          30,531
                                                               ===================          ==================
                                                               ===================          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                         $              810           $             683
     Accounts payable                                                       3,511                       2,548
     Accrued expenses                                                       2,027                       3,038
     Grant payable                                                          1,715                       1,553
                                                                ------------------            ----------------
          Total current liabilities                                         8,063                       7,822

Long-term interest                                                          6,744                       3,933
Long-term debt, less current portion                                        5,623                       5,884
Long-term debt to stockholder                                              33,242                      28,755
                                                               -------------------          ------------------
          Total liabilities                                                53,672                      46,394
                                                               -------------------          ------------------

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized:  100,000,000 shares, issued and outstanding:  71,722,794 and 45,570,144 shares
      at March 31, 2003 and March 31, 2002, respectively                       72                          46
Additional paid-in capital                                                366,518                     331,038
Deferred compensation                                                        (181)                   -
Notes receivable from stockholder                                          (5,161)                     (5,990)
Accumulated deficit                                                      (374,604)                   (336,703)
Accumulated other comprehensive loss                                       (4,162)                     (4,254)
                                                               -------------------          ------------------
          Total stockholders' equity (deficit)                            (17,518)                    (15,863)
                                                               -------------------          ------------------

          Total liabilities and stockholders'
          equity (deficit)                                     $           36,154           $          30,531
                                                               ===================          ==================
                                                               ===================          ==================


The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           Years Ended
                                                     -------------------------------------------------------
                                                       March 31, 2003     March 31, 2002      March 31, 2001
                                                     ----------------   ----------------    ----------------
Revenue:
Licensing and royalty revenue                        $           125    $         3,203     $         1,500
Battery and system sales                                       2,432              1,671               7,191
                                                     ----------------   ----------------    ----------------
Total revenues                                                 2,557              4,874               8,691

Cost of sales:
Cost of sales                                                 10,996              8,649              19,366
INI revenue grant                                                  -                  -              (1,191)
                                                     ----------------   ----------------    ----------------
Net cost of sales                                             10,996              8,649              18,175
                                                     ----------------   ----------------    ----------------

Gross loss                                                    (8,439)            (3,775)             (9,484)

Operating expenses:
Research and product  development                              9,293              9,681               8,516
Marketing                                                      3,210              1,957               1,080
General and administrative                                    10,140             11,971              11,676
Depreciation and amortization                                  2,790              7,927              11,309
Asset impairment charge                                          258             31,884                   -
                                                     ----------------   ----------------    ----------------
Total operating expenses                                      25,691             63,420              32,581
                                                     ----------------   ----------------    ----------------

Operating loss                                               (34,130)           (67,195)            (42,065)

Interest and other income                                        381              2,049               1,256
Interest expense                                              (4,172)            (4,327)             (2,332)
Gain (loss) on disposal of assets                                 20               (147)                (15)
Equity in loss of Joint Venture                                    -                  -                (345)
                                                     ----------------   ----------------    ----------------

Net loss                                                     (37,901)           (69,620)            (43,501)

Beneficial conversion feature and accretion
to redemption value on preferred stock                             -                  -                (591)
                                                     ----------------   ----------------    ----------------

Net loss available to common
stockholders                                         $       (37,901)   $       (69,620)    $       (44,092)
                                                     ================   ================    ================
                                                     ================   ================    ================

Other comprehensive loss:
Net loss                                             $       (37,901)   $       (69,620)    $       (43,501)
Change in foreign currency
translation adjustments                                           92               (117)             (4,303)
                                                     ----------------   ----------------    ----------------
Comprehensive loss                                   $       (37,809)   $       (69,737)    $       (47,804)
                                                     ================   ================    ================
                                                     ================   ================    ================

Net loss per share available to
common stockholders                                  $         (0.65)   $         (1.53)    $         (1.14)
                                                     ================   ================    ================
                                                     ================   ================    ================

Shares used in computing net
loss per share available
to common stockholders,
basic and diluted                                             58,423             45,504              38,840
                                                     ================   ================    ================



   The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) for
                 the years ended March 31, 2003, 2002, and 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                Notes                  Accumulated
                                                     Additional              Receivable                   Other
                                   Common Stock        Paid-in    Deferred      from     Accumulated  Comprehensive
                                 Shares     Amount     Capital  Compensation Stockholder    Deficit        Loss           Totals
                                 -------    ------    --------- ------------ -----------  -----------  --------------   ----------
Balances, March 31, 2000         36,839     $  37   $  256,086  $    -         $(5,439)     $(223,582)    $  166        $ 27,268

Exercise of stock options at
$2.63 to $8.38 per share            243                  1,243                                                             1,243

Sale of stock to private
investors                           847         1       12,499                                                            12,500

Stock issued to acquire
Telcordia Technology (purchase
of intellectual property)         3,000         3       26,233                                                            26,236

Stock issued to acquire WCVC
assets (purchase of investments)  3,493         3       29,633                                                            29,636

Interest receivable from
stockholder                                                                       (274)                                     (274)

Net Loss                                                                                      (43,501)                   (43,501)

Beneficial conversion
feature on preferred stock                                (591)                                                             (591)

Change in translation adjustment                                                                          (4,303)         (4,303)
-------------------------------- -------    ------    ---------  ------------  -----------  ----------   ---------     ----------
Balances, March 31, 2001         44,422     $  44     $325,103   $   -         $(5,713)     $(267,083)   $(4,137)        $48,214

Exercise of stock options at
$3.13 to $4.94 per share             39         1          172                                                               173

Conversion of preferred stock     1,109         1        2,735                                                             2,736

Issuance of common stock warrants                        2,768                                                             2,768

Stock compensation                                         260                                                               260

Interest receivable from
stockholder                                                                       (277)                                     (277)

Net Loss                                                                                      (69,620)                   (69,620)

Change in translation
adjustment                                                                                                  (117)           (117)
-------------------------------- -------    ------    ---------   ------------ -----------  -----------  ----------    ----------
Balances, March 31, 2002         45,570     $  46     $ 331,038    $   -       $(5,990)     $(336,703)   $(4,254)       $(15,863)

Sale of stock to private
investors                        26,153        26       35,106                                                            35,132

Modification of stock option                               374        (374)                                                   -

Stock compensation                                                     193                                                   193

Interest receivable from
stockholder                                                                       (278)                                     (278)

Payment of accrued interest
on note receivable from
stockholder                                                                      1,107                                     1,107

Net Loss                                                                                      (37,901)                   (37,901)

Change in translation
adjustment                                                                                                    92              92
-------------------------------- -------    ------    ---------   ------------ ----------   -----------  ----------    -----------
Balances, March 31, 2003         71,723     $  72     $ 366,518   $   (181)    $(5,161)     $(374,604)   $(4,162)       $(17,518)


     The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Years Ended
                                                               -------------------------------------------------
                                                                March 31, 2003   March 31, 2002   March 31, 2001
                                                               ---------------  ---------------  ---------------
Cash flows from operating activities:
Net loss                                                      $     (37,901)  $      (69,620)  $      (43,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                         2,790            7,927           11,309
(Recoveries) provision for bad debt                                    (182)             312                -
Accretion of debt discount                                              924            1,003              651
Impairment charge                                                       258           31,884                -
(Gain) loss on disposal of property, plant, & equipment                 (20)             147               15
Compensation related to the issuance of stock options                   193              260                -
Interest income on shareholder note receivable                         (277)            (277)            (274)
Reserve for obsolete inventory                                          326                -                -
Equity in loss of Joint Venture                                           -                -              345
Changes in operating assets and liabilities:
Trade receivables                                                      (674)           2,288           (2,911)
Prepaid and other current assets                                        115              253              687
Inventory                                                              (492)           2,243           (3,185)
Accounts payable                                                        857           (2,868)             224
Accrued expenses and long-term interest                               1,599            2,788           (1,581)
Deferred revenue                                                          -           (2,500)               -
                                                              --------------  ---------------  ---------------
Net cash used in operating activities                               (32,484)         (26,160)         (38,221)
                                                              --------------  ---------------  ---------------
Cash flows from investing activities:
Purchases of property, plant & equipment                               (726)          (8,947)         (21,758)
Proceeds from disposal of property, plant & equipment                    20                -                -
Proceeds from investments                                                 -              154                -
                                                              --------------  ---------------  ---------------
Net cash used in investing activities                                  (706)          (8,793)         (21,758)
                                                              --------------  ---------------  ---------------
Cash flows from financing activities:
Property and equipment grants                                             -                -            5,822
Acquisition of West Coast Venture Capital assets                          -                -           11,949
Proceeds from long-term debt                                          4,671           34,065           10,052
Payments on other long-term debt                                       (804)          (1,836)            (702)
Proceeds from issuance of common stock and warrants,
net of issuance costs                                                35,132              173           13,728
                                                              --------------  ---------------  ---------------
Net cash provided by financing activities                            38,999           32,402           40,849
                                                              --------------  ---------------  ---------------
Effect of foreign exchange rates on cash
and cash equivalents                                                    184             (581)          (1,671)
                                                              --------------  ---------------  ---------------
Increase (decrease) in cash and cash equivalents                      5,993           (3,132)         (20,801)
Cash and cash equivalents, beginning of year                            623            3,755           24,556
                                                              --------------  ---------------  ---------------
Cash and cash equivalents, end of year                        $       6,616   $          623   $        3,755
                                                              ==============  ===============  ===============
                                                              ==============  ===============  ===============
Supplemental Information:
Interest paid                                                 $         269   $          366   $          461
Noncash investing and financing activities:
Payment of accrued interest on note receivable from
stockholder                                                           1,107                -                -
Fair value of warrants issued in connection with long-term
debt to stockholder                                                       -            2,768                -
Conversion of preferred stock to common stock                             -            2,736                -
Exchange of long-term debt and accrued interest expense
for West Coast Venture Capital assets and accrued                         -           18,485                -
interest income
Exchange of common stock for Telcordia technology                         -                -           26,236
Exchange of common stock for West Coast Venture Capital assets            -                -           29,636
Beneficial conversion feature on preferred stock                          -                -              591


     The accompanying notes are an integral part of these consolidated financial statements.

1.   BUSINESS AND BUSINESS STRATEGY:

     Valence Technology, Inc. (with its subsidiaries, "the Company") was founded in 1989. From 1989 through 2000, the Company's efforts were focused on developing and acquiring battery technologies. With the appointment of Stephan B. Godevais as its Chief Executive Officer and President in May 2001, the Company initiated the transition of its business by broadening its marketing and sales efforts to take advantage of its strengths in research and development. With this strategic shift, the Company's vision is to become a leader in energy solutions by drawing on the numerous benefits of its latest battery technology, the extensive experience of its management team and the significant market opportunity available to it.

     In February 2002, the Company unveiled its Saphion(TM) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. The Company believes that by incorporating a phosphate-based cathode material, its Saphion(TM) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies. The Company believes that the safety characteristics of Saphion(TM) technology will enable it to be designed into a wide variety of products in both existing lithium-ion markets as well as markets not served by current lithium-ion solutions. These markets include, among others, notebook accessories, power tools, consumer appliances, vehicles, network and the telecommunications sectors.

     The Company's business strategy incorporates a balance of system sales and licensing and a manufacturing plan that leverages internal capabilities and partnerships with contract manufacturers. The market for Saphion(TM) technology will be developed through the Company's own product launches, such as the N-Charge(TM) Power System and K-Charge(TM) Power System, and through products designed by others. The company plans to maximize the adoption of Saphion(TM) technology by offering it in small and large format applications and polymer and cylindrical constructions. In addition, the Company will seek to expand the fields of use of its Saphion(TM) technology through the licensing of its intellectual property related to its battery chemistries and manufacturing processes. The Company's strategy will be implemented in three fluid phases, each building on the one previous, with its own specific technology and market focus.


2.   LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 2003, the Company's principal sources of liquidity were cash and cash equivalents of $6.6 million, $10 million available under an equity line financing commitment with Berg & Berg and $4 million under a working capital commitment from Berg & Berg. As described in Note 22, Subsequent Financing, in the first quarter of fiscal 2004, the Company secured additional financing including approximately $9.6 million net proceeds through the sale of preferred stock and a $10 million additional funding commitment from Berg & Berg. However, pursuant to the terms of the equity line financing commitment, as a result of offerings the Company completed in April 2002 and June 2003, and the drawdowns under the commitment of $5.0 million each in September 2002, November 2002, February 2003, and March 2003 Berg & Berg may elect to reduce or eliminate its remaining commitment. Further, the commitment expires on March 31, 2004 and the Company's right to draw down on the line is limited to $5 million per quarter and is further dependent on our meeting certain operating conditions. However, so long as Stephan Godevais remains as CEO, Berg & Berg has waived these operating conditions for the remainder of the commitment. At March 31, 2003, the Company had commitments for capital expenditures of approximately $241,000.

     At the Company's current level of operations, it is using cash from operations of approximately $6.0 to $9.5 million per quarter. To sustain its operations for a longer period of time than can be funded from operations and its commitments from Berg & Berg, the Company may need to seek additional financing. The Company's cash requirements may vary materially from those now planned because of changes in its operations, including changes in OEM relationships, market conditions, joint venture and business opportunities, or a request for repayment of a portion or all of its existing grants, which totaled $14.1 million at March 31, 2003, from the Northern Ireland Industrial Development Board, now known as Invest Northern Ireland ("INI").

     The Company believes that its existing cash and cash equivalents, anticipated cash flows from its operating activities and available financing will be sufficient to fund its working capital and capital expenditure needs through fiscal 2004. If the Company's working capital requirements and capital expenditures are greater than it expects, it may need to raise additional debt or equity financing in order to provide for its operations. Additionally, if Berg & Berg does not provide the Company additional funding under its commitments, the Company would exhaust its existing sources of liquidity. In such a case, the Company's ability to continue its operations would be dependent on arranging for additional equity or debt financing, which, given the current equity and debt markets, could be difficult to arrange.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     REVENUE RECOGNITION:

     Revenues are generated from licensing fees and royalties per technology license agreements and sales of products including batteries and battery systems. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized as revenue upon receipt of cash payment from the licensee. Product sales are recognized when the sale is complete, generally upon shipment, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Financial instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses, the carrying value of which are a reasonable estimate of their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations and grant payable approximate fair value.

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

     IMPAIRMENT OF LONG-LIVED ASSETS:

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires an entity to review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination was made. See Note 4 Impairment Charge regarding impairment of tangible and intangible assets.

     INTELLECTUAL PROPERTY:

     Intellectual properties acquired consist of patents and are recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the estimated remaining life of the patents, which was changed from 13.67 years to 8 years in the prior year, the effect of which was to increase the net loss by approximately $602,000 annually. The estimated remaining life of the patents was reassessed in the prior year in conjunction with an analysis of the estimated future cash flows to be generated by these assets, which resulted in an impairment charge at that time. See Note 4 Impairment Charge. Intellectual property developed in-house is expensed as incurred.

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

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force number 96-18. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Accordingly, no compensation expense has been recognized for the Company's stock plans.

     Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2003, 2002, and 2001 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):


                                                                               2003      2002      2001
                                                                           --------------------------------
Net loss available to stockholders - as reported                           $(37,901)$ (69,620) $(44,092)

Add: stock-based compensation expense, net related taxes                     (6,806)   (7,595)   (6,030)
                                                                           ----------  ---------  ---------
Net loss available to stockholders - pro forma                              (44,707)  (77,215)  (50,122)

Net loss available to stockholders per share - as reported                    (0.65)    (1.53)    (1.14)

Net loss available to stockholders per share, basic and diluted - pro forma   (0.77)    (1.70)    (1.29)



     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2003, 2002, and 2001:


                                       2003            2002          2001
                                 ----------------------------------------------
Risk-free Interest Rate                2.85%           4.25%         5.84%
Expected Life                          4.71 years      4.81 years    4.63 years
Volatility                           106.52%          90.62%        88.90%
Dividend Yield                           -               -             -


     COMPREHENSIVE INCOME/LOSS:

     SFAS No. 130, "Reporting Comprehensive Income" requires the disclosure of comprehensive income/loss and its components in the financial statements. Comprehensive income/loss is the change in stockholder's equity (deficit) from foreign currency translation gains and losses.

     NEW ACCOUNTING STANDARDS:

     In June 2001, SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", was issued, which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted SFAS No. 142 on April 1, 2002, and no impairment charge was considered necessary under the adoption.

     In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company adopted SFAS 144 on April 1, 2002. Impairment charges were deemed appropriate and recorded during the quarter period ended March 31, 2003.

     In April 2002, SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued, which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." The Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS 145 in April 2003 and does not expect this adoption to have a significant effect on the financial statements.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to the date of an entity's commitment to an exit plan or disposal activity. The Company adopted SFAS No. 146 in January 2003 which did not have a material effect on the financial statements.

     In December 2002, SFAS 148 was issued, which amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS 148 became effective for the Company beginning December 15, 2002 and the Company has complied with those requirements. The remaining disclosure requirements under SFAS 148 become effective for the Company in the first quarter of fiscal 2004. The Company does not expect these additional reporting requirements to have a material impact on its financial statements.

     In December 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", was issued, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company adopted FIN 45 in March 2003 which did not have a material effect on the financial statements.

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt SFAS 149 beginning its second quarter of fiscal year 2004 and does not expect this adoption to have a significant impact on its financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company will adopt SFAS 150 beginning its first quarter of fiscal year 2004. The Company is currently reviewing the impact this statement will have on its financial statements.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities", was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company will adopt FIN 46 beginning its second quarter of fiscal year 2004 and does not expect this adoption to have a significant impact on its financial statements.

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

                                                       2003             2002              2001
                                                  ---------------- ----------------  ---------------
                                                  ---------------- ----------------  ---------------
        Common stock options                            8,920,000        6,426,000        4,398,000
        Warrants to purchase common stock               3,237,000        3,237,000        2,494,000
                                                  ---------------- ----------------  ---------------
                                                  ---------------- ----------------  ---------------
        Total                                          12,157,000        9,663,000        6,892,000
                                                  ================ ================  ===============

     RECLASSIFICATIONS:

     Reclassification of certain prior-year amounts have been made to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholder's equity (deficit).

4.   IMPAIRMENT CHARGE:

     During the quarter ended March 31 2003, the Company recorded an impairment charge of $258,000 on the property in Henderson, Nevada related to the planned sale of this facility. The Company estimated that the expected future cash flows related to the facility were less than the asset carrying value of $3.0 million and adjusted the assets to their fair value accordingly. Fair value was based upon quoted market price for the facility.

     During the quarter ended December 31, 2001, the Company refined its business strategy to focus its efforts on the development of its Saphion(TM) technology and solidified its manufacturing plan and product mix, accordingly. As a result, the Company evaluated the ongoing value of the property, plant and equipment in its Northern Ireland manufacturing facility and the intellectual property acquired from Telcordia in December 2000. The Company determined that assets with a carrying amount of approximately $53.2 million were impaired and wrote them down by approximately $31.9 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest. The useful lives for property, plant and equipment in the Northern Ireland manufacturing facility were unchanged as a result of the impairment. Based upon the forecast period used in determining the impairment, the useful life for the intellectual property acquired from Telcordia was reduced from 13.67 years to 8 years as described in Note 3.

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

6.   INVENTORY:

     Inventory consisted of the following (in thousands) at:

                                        March 31, 2003      March 31, 2002
                                      ------------------   ----------------
           Raw materials              $         1,163      $     1,977
           Work in process                      1,385              591
           Finished goods                         209               21
                                      ------------------   ----------------
                                      ------------------   ----------------
           Total inventory            $         2,757      $     2,589
                                      ==================   ================

7.   OTHER CURRENT ASSETS:

     Other current assets consisted of the following (in thousands) at:

                                   March 31, 2003      March 31, 2002
                                  ------------------   ----------------
                                  ------------------   ----------------
    Other receivables                  $   217               $  287
    Deposits                               115                  253
    Prepaid insurance                      646                  741
    Other prepaids                         517                  271
                                  ------------------   ----------------



    Total other current assets         $ 1,495                1,552
                                  ==================   ================


8.   INTELLECTUAL PROPERTY:

     During the third quarter of fiscal year 2001, the Company acquired, from Telcordia Technologies, Inc., its rights in lithium-ion polymer battery technology including 42 U.S. patents, 14 U.S. patents pending, and more than 200 foreign patents, issued and pending. The purchase price was 3,000,000 shares of newly issued common stock valued at $26,250,000 at the time of purchase. A payment of $2,000,000 of accrued royalties was made at the time of purchase. During the third quarter of fiscal year 2002, the Company determined the value of these assets to be impaired and reassessed the useful life from 13.67 years to 8 years, the effect of which was to increase the net loss by approximately $602,000 annually. See Note 4 Impairment Charge.

     Intellectual property consisted of the following (in thousands) at:

                                       March 31, 2003     March 31, 2002
                                       ---------------    ---------------
      Intellectual properties, net
      of impairment                        $13,602            $13,602
      Less: accumulated amortization        (3,813)            (2,363)
                                       ---------------    ---------------
      Intellectual properties, net
      of accumulated amortization          $ 9,789           $11,239
                                       ===============    ===============


    Amortization expense on intellectual property for years following March 31, 2003 will be as follows (in thousands):

               Fiscal Year
            -----------------
                  2004                                       $1,450
                  2005                                        1,450
                  2006                                        1,450
                  2007                                        1,450
                  2008                                        1,450
               Thereafter                                     2,539
                                                            --------
                                                             $9,789
                                                            ========

     Amortization expense for the years ended March 31, 2003 and 2002, was approximately $1,450,000 and $1,803,000, respectively.

9.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, net of impairment, consisted of the following (in thousands) at:

                                                      March 31,       March 31,
                                                        2003            2002
                                                  ---------------  -------------
Building and land                                 $       14,573   $     13,776
Leasehold improvements                                        47             38
Machinery and equipment                                   10,287          7,174
Office and computer equipment                                845            817
Construction in progress                                   2,725          4,741
                                                  ---------------  -------------
Total cost                                                28,477         26,546
Less: accumulated depreciation                           (14,198)       (12,380)
                                                  ---------------  -------------
                                                  ---------------  -------------
Total cost, net of impairment and depreciation $          14,279   $      14,166
                                                  ===============  =============

     During the fourth quarter of fiscal year 2003 and the third quarter of fiscal year 2002, the Company determined the value of certain property, plant and equipment assets to be impaired. See Note 4 Impairment Charge.

10.  ACCRUED EXPENSES:

     Accrued expenses consisted of the following (in thousands) at:

                                               March 31, 2003      March 31, 2002
                                              ------------------   ----------------
                Accrued compensation            $    1,220           $  1,008
                Professional services                  320                467
                Warranty reserve                       123                -
                Other accrued expenses                 364              1,563
                                              ------------------   ----------------
                Total accrued expenses        $      2,027              3,038
                                              ==================   ================

11.  LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands) at:

                                                March 31,           March 31,
                                                  2003                2002
                                              -----------          ----------
                                              -----------          ----------
    Facility loans                                $6,433              $6,567
    Less amounts due within one year                (810)               (683)
                                              -----------          ----------
    Long-term debt, less current portion          $5,623              $5,884
                                              ===========          ==========
                                              ===========          ==========




     In May 2001, the Company purchased an additional building, adjacent to its existing Northern Ireland facility, for a purchase price of $2,090,000. This 10-year facility term loan bears interest at an adjustable interest rate based on the Bank of England base rate plus 1.75% (5.5% at March 31, 2003) on the outstanding principal. The Company makes monthly payments of $16,000 and quarterly payments of accrued interest. The outstanding principal balance as of March 31, 2003 and March 31, 2002 was $ 2,022,000 and $ 1,977,000, respectively. The related building is collateral for the loan.

     In April 2000, the Company obtained a 15-year facility loan for its Northern Ireland main factory building. The Company makes monthly principal payments of $25,000 and monthly payments of accrued interest. This facility term loan bears interest at an adjustable rate based on the Bank of England base rate plus 1.5% (5.25% at March 31, 2003) on the outstanding principal. In August 2000, the Company borrowed an additional $2,874,000 for the construction of a factory extension. The Company makes semi-annual payments of $153,000 and semi-annual payments of accrued interest. The loan bears interest at an adjustable rate based on the Bank of England plus 1.5% (5.25% at March 31, 2003). The outstanding principal balance as of March 31, 2003 and March 31, 2002 was $4,411,000 and $4,590,000, respectively.

     Principal payments on long-term debt at March 31, 2003 are due as follows (in thousands):


             Fiscal Year
       --------------------
              2004                                    $810
              2005                                     858
              2006                                     909
              2007                                     964
              2008                                   1,021
            Thereafter                               1,871
                                                    -------
                                                    $6,433
                                                    =======

     DEBT TO STOCKHOLDER:

                                              March 31,         March 31,
                                                 2003              2002
                                            --------------     ------------
                                                    (in thousands)
        2001 Loan balance                         $20,000         $16,436
        1998 Loan balance                          14,950          14,950
        Unaccreted debt discount                  (1,708)          (2,631)
                                            --------------     ------------
        Balance at year end                       $33,242         $28,755
                                            ==============     ============

     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of March 31, 2003, accrued interest on the loan totaled $1,837,000, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,768,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense, amortized over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through March 31 2003, a total of $1,060,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2003 and March 31, 2002 were $1,465,000 and $373,000, respectively.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of March 31, 2003, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at March 31 2003). Effective December 31, 2001, the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of March 31, 2003, accrued interest on the loan totaled $4,752,000, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,159,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 31, 2003, a total of $2,159,000 has been accreted. The amounts charged to interest expense for fiscal 2003 and fiscal 2002 were $1,346,000 and $1,346,000, respectively.

12.  GRANT AGREEMENTS

     During fiscal 1994, the Company signed an agreement with the INI, to open an automated manufacturing plant in Northern Ireland in exchange for capital and revenue grants from the INI. Under the terms of the existing agreements, the Company qualified for and received revenue grants, through March 31, 2003, totaling (pound)969,000 ($1.5 million.) During fiscal 2001, these funds were made available to reduce the cost of labor in Northern Ireland and have been accounted for as a reduction of the labor costs included in the cost of sales. The Company has also qualified for and received capital grants through March 31, 2003 totaling (pound)7,990,000 ($12.6 million). As of March 31, 2003, the Company is not in compliance with certain grant agreement terms and is currently in negotiations with the INI to amend its agreement to be more in line with the business strategy (Note 13).

13.  COMMITMENTS AND CONTINGENCIES:

     LEASES:

     Total rent expense for the years ended March 31, 2003, 2002 and 2001 was approximately $256,000, $182,000, and $77,000, and respectively. Future minimum payments on leases for years following March 31, 2003 are $83,000 in fiscal year 2004 and none thereafter.

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a warranty period ranging from 12 to 15 months during which time if a customer were to return the purchased product due to a product performance issue, the Company would provide a replacement unit. The Company has established its initial product warranty reserves as 10% of N-Charge(TM) Power System sales. The Company will adjust the percentage based on actual experience for future warranty provisions. In addition, the Company has established a reserve for its 30 day right of return policy under which a customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's N-Charge(TM) Power System sales. The total warranty liability as of March 31, 2003 is $123,000.

     Product warranty liabilities at March 31, 2003 are as follows (in thousands):

            Beginning balance                 $0
            Less: claims                     (37)
            Plus: accruals                   160
                                          -------
            Ending balance                  $123
                                          =======

     LITIGATION:

     The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

     GRANTS:

     Resulting from the reduction of Northern Ireland manufacturing activity at the end of the fiscal year ended March 31, 2001, the employment levels specified by the Industrial Development Board, now the INI, have not been maintained. Consequently, the Company is in default of its agreement with the INI. The INI is not seeking repayment and on the advice of counsel, on the basis that successful negotiations will be concluded, the Company does not believe that the INI will bring any legal action pursuant to the Letter of Offer. The Company has begun discussions with the INI to end the current agreement and enter into a new agreement more closely aligned to current business conditions. Initial discussions with the INI resulted in the INI releasing its potential clawback on $170,000 of capital grants during fiscal 2002. Management believes that it is unlikely that the INI will demand repayment of a portion of the total amounts received, which include revenue grants of $1.5 million and equipment grants of $12.6 million, net of the $170,000 release. For equipment that was disposed of in fiscal 2001, the Company has accrued $1,715,000.

     LETTER OF CREDIT:

     At March 31, 2003, the Company had an outstanding stand-by letter of credit of approximately $51,000 secured by a certificate of deposit in a like amount.

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

     In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During fiscal year 2003, no shares were granted under this plan. As of March 31, 2003, a total of 21,260 shares remained available for grant under this plan.

     In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal year 2003, a total of 1,172,100 shares were granted under this plan. At March 31, 2003, the Company had no shares available for grant under the 1997 Plan.

     In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and nonstatutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal year 2003, a total of 1,687,852 shares were granted under this plan. At March 31, 2003, the Company had 101,329 shares available for grant under the 2000 Plan.

     During fiscal 2003, the Company granted inducement options to purchase a total of 300,000 shares of common stock to certain officers of the Company outside of the Company's current stock option plans. These options vest over four years with 25% vesting after the first year with the remainder vesting in 12 equal installments. The options expire ten years from the date of grant.

        Aggregate option activity is as follows (shares in thousands):

                                    Outstanding Options
                              ---------------------------------
                               Number of        Weighted Avg.
                                Shares         Exercise Price

Balance, March 31, 2000          3,722             $7.20
           Granted               1,457            $14.77
          Exercised               (243)            $5.12
          Canceled                (538)            $8.45
                              ---------
Balance, March 31, 2001          4,398             $8.81
                              =========
                              =========
           Granted               3,683             $5.47
          Exercised                (39)            $4.47
          Canceled              (1,018)            $8.62
                              ---------
Balance, March 31, 2002          7,024             $7.58
                              =========
                              =========
           Granted               3,160             $1.67
          Exercised                  -             $0.00
          Canceled              (1,264)            $6.24
                              ---------
Balance, March 31, 2003          8,920             $5.68
                              =========
                              =========



     At March 31, 2003, March 31, 2002, and March 30, 2001, vested options to purchase 4,225,000, 2,455,000, and 2,020,000 shares, respectively, were unexercised.

     The following table summarizes information about fixed stock options outstanding at March 31, 2003 (shares in thousands):

Options Outstanding                                                             Options Exercisable
----------------------------------------------------------------------  -----------------------------------
                                  Weighted Average            Weighted                      Weighted
   Range of        Number            Remaining               Average         Number        Average
Exercise Prices   Outstanding  Contractual Life (years)   Exercise Price  Exercisable    Exercise Price
---------------- ------------  ----------------------     --------------  ------------  ----------------
---------------- ------------  ----------------------     --------------  ------------  ----------------
 $0.63 -  $0.83       198              10.14                     $0.67          17           $0.69
 $1.30 -  $1.94     1,973               9.83                      1.48          78            1.57
 $2.06 -  $2.99       641               9.09                      2.30         125            2.33
 $3.10 -  $4.62     1,158               7.21                      4.00         685            4.10
 $4.75 -  $7.12     3,355               7.15                      6.08       2,111            6.01
 $7.16 - $10.06       875               7.04                      7.84         654            7.81
$11.31 - $15.75       213               7.39                     14.00         169           14.29
$17.12 - $23.56       401               7.17                     19.48         280           19.62
$29.28 - $34.62       106               6.91                     32.80         106           32.80
                 ------------  ----------------------     --------------  ------------  ----------------
                    8,920               7.95                     $5.68        4,225          $7.67



     At March 31, 2003, the Company has reserved 12,541,000 shares of common stock for the exercise of stock options and warrants.

15.  SIGNIFICANT CUSTOMERS:

     Revenues from three significant customers represented a total of 26% of total revenues for the year ended March 31 2003 and a total of 69% of the trade accounts receivable at March 31, 2003. For fiscal year 2002, six customers represented 83% of total revenues for the year and 65% of trade accounts receivable at March 31, 2002. In fiscal year 2001, five customers represented 98% of total revenues for the year and 95% of trade accounts receivable at March 31, 2001.

16.  INCOME TAXES:

     There was no income tax benefit related to the losses of fiscal years 2003, 2002 or 2001 due to the uncertain ability of the Company to utilize its net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

     The components of the net deferred tax asset as of March 31, 2003 and March 31, 2002 were as follows (in thousands):

                                                 Year Ended:
                                          -------------------------------------
                                           March 31,    March 31,     March 31,
                                             2003         2002          2001
                                          ----------  -----------   -----------
                                          ----------  -----------   -----------

Federal tax benefit at statutory rate      (12,886)   $ (23,671)    $ (14,790)
Rate differential - foreign                    403        1,324         1,028
State tax provision                           (435)           -             -
Expenses not deductible for tax                 20           31          (351)
Research and experimentation credit           (175)        (285)         (268)
Provision for prior-year true-ups               -            -          2,440
Foreign losses not available as
  carryforward                               4,247        7,721         1,476
Change in valuation allowance                8,826       14,880        10,465
                                         ----------  -----------   -----------
                                         ----------  -----------   -----------
Tax provision                            $   -        $   -          $   -
                                         ==========  ===========   ===========
                                         ==========  ===========   ===========

     The components of the net deferred tax asset as of March 31, 2003 and March 31, 2002 were as follows (in thousands):

                                                        March 31,       March 31,
                                                          2003            2002
                                                        ----------      ----------
Current assets:
     Accrued liabilities                              $       185    $        118
     Valuation allowance                                     (185)           (118)
                                                        ----------      ----------
                                                               -               -
                                                        ==========      ==========
Non-current assets:
     Depreciation and amortization                            828             761
     Research and experimentation credit carryforwards      1,447           1,272
     Net operating loss carryforwards - Federal            51,677          46,406
     Net operating loss carryforwards - Foreign            42,132          39,105
     Impairment reserve                                       654             481
     Imputed interest                                       1,207           1,160
     Valuation allowance                                  (97,945)        (89,185)
                                                        ----------      ----------
                                                      $        -               -
                                                        ==========      ==========


     At March 31, 2003 the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $150.7 million.

     The carryforwards expire between 2007 to 2023, if not used before such time to offset future taxable income.

     For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $136.6 million.

17.  EMPLOYEE BENEFIT PLAN:

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

18.  JOINT VENTURE AGREEMENTS:

     On November 12, 2002, the Company announced that it had signed an agreement to establish a Chinese joint venture with Baoding Fengfan Group Limited Liability Company ("Fengfan"). The commencement of this venture is subject to standard Chinese government approval. The purpose of the joint venture is to provide low cost manufacturing of the Company's Saphion(TM) Lithium-ion batteries in China. Under the agreement, the Company will contribute capital equipment and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years as well as the land and facility needed for manufacturing operations. There was no activity or financial position for the years ended March 31, 2003, 2002, and 2001.

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

     Following is a summary of the operating results and financial position of the joint venture (in thousands). There was no activity or financial position for the years ended March 31, 2003 and 2002:

                                           -------------
                                             Year ended
                                           -------------
                                              March 31,
                                                2001
     Operations:
        Net sales                      $        257
        Net loss                       $     (6,105)

     Financial position:
        Current assets                 $      2,315
        Noncurrent assets                    28,970
                                          -------------
                                          -------------
                                             31,285
                                          =============

        Current liabilities                  19,234
        Noncurrent liabilities               13,123
        Shareholders' deficit                (1,072)
                                          -------------
                                       $     31,285
                                          =============

19.  RELATED PARTY TRANSACTIONS:

     In March 2002, the Company obtained $30 million of additional equity financing commitment with Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder in the Company. The Company's financing commitment with Berg & Berg enables it to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the next two years. This commitment was approved by stockholders at the Company's 2002 annual meeting held on August 27, 2002. In exchange for any amounts funded pursuant to this new agreement, the Company will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company will agree to register any shares it issues to Berg &

     Berg under this agreement. Berg & Berg's obligation to fund the equity commitment is subject to conditions including, but not limited to, the Company's achievement of operating milestones. As of May 30, 2003, so long as Stephan Godevais remains as CEO, Berg & Berg agreed to waive these conditions to funding. In addition, Berg & Berg has the option to reduce the commitment to the extent the Company enters into a debt or equity financing arrangement with a third party at any time during the term of the commitment. Pursuant to the terms of the commitment, as a result of an offering the Company completed in April 2002, and the draw downs under the commitment of $5.0 million each in September 2002, November 2002, February 2003 and March 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment of $10 million.

     On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2003, amounts of $3,549,134 and $1,612,036 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and had been unpaid until June 21, 2002. Accrued interest through March 4, 2002 totaled $1,106,705. On June 21, 2002, the accrued interest, through March 4, 2002, was paid in full. Accrued interest through March 4, 2003 totaling $276,676 was paid subsequent to year-end.

20.  GEOGRAPHIC INFORMATION:

     The Company conducts its business in two geographic segments.

     Long-lived asset information by geographic area at March 31, 2003 and 2002 is as follows (in thousands):

                                      2003       2002
                                   ---------   --------
            United States           $4,930     $5,733
            International           19,138     19,672
                                   ---------   --------
                TOTAL              $24,068     $25,405
                                   =========   ========

     Revenues by geographic area for the years ended March 31, 2003, 2002 and 2001 are as follows (in thousands):

                                     2003        2002         2001
                                   ---------   ---------    ---------
            United States           $1,726      $1,876       $5,120
            International            831        2,998        3,571
                                   ---------   ---------    ---------
                TOTAL               $2,557      $4,874       $8,691
                                   =========   =========    =========

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     1st          2nd           3rd          4th         Total
                                     Qtr          Qtr           Qtr          Qtr
                               ------------------------------------------------------------------
                                       (Dollars in thousands, except per share amounts)
YEAR ENDED MARCH 31, 2003
Revenue                            $  509      $   260        $  638    $  1,150     $  2,557
Operating loss                     (8,652)      (8,689)       (7,683)     (9,106)     (34,130)
Net loss available to common
  stockholders                     (9,659)      (9,613)       (8,563)    (10,066)     (37,901)
Basic and diluted EPS(1)            (0.19)       (0.19)        (0.14)      (0.13)        (.65)

YEAR ENDED MARCH 31, 2002
Revenue                            $2,858      $   527      $  1,103      $  386     $  4,874
Operating loss                     (8,587)      (9,566)      (41,004)     (8,038)     (67,195)
Net loss available to common
  stockholders                     (9,141)     (10,107)      (42,165)     (8,207)     (69,620)
Basic and diluted EPS(1)            (0.20)       (0.22)        (0.93)      (0.18)       (1.53)

----------
(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.


22.  SUBSEQUENT FINANCING:

     On June 2, 2003, the Company raised $10 million (net proceeds of $9.6 million) through the sale of Series C Convertible preferred stock and warrants to purchase common stock. The preferred stock is convertible into common stock at $4.25 per share, which represents an 11.3% premium over the closing price of the Company's common stock on May 22, 2003. The preferred stock is redeemable by the holder upon maturity and upon the occurrence of certain triggering or default events. Net proceeds from the financing will be used for working capital purposes.

     On June 10, 2003, Berg & Berg committed to provide the Company an additional $10 million in fiscal 2004. The commitment is conditioned upon negotiation and execution of definitive documents and any necessary shareholder approval under the rules of the NASDAQ SmallCap Market. This issuance will be on competitive terms, which will be finalized as part of the definitive documents.