Form 10-Q
period 2003-06-30
VALENCE TECHNOLOGY INC
filed 2003-08-14
CIK 885551

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028


                            VALENCE TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 DELAWARE                                77-0214673
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)


         6504 BRIDGE POINT PARKWAY,                         78730
                AUSTIN, TEXAS                             (Zip Code)
  (Address of Principal Executive Offices)


                          (512) 527-2900 (Registrant's
                     Telephone Number, Including Area Code)

            -------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [x]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.001 par value                           71,735,368

            (Class)                             (Outstanding at August 8, 2003)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX

                                                                          PAGES

PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of

           June 30, 2003 and March 31, 2003......................................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each of the Three-
           Month Periods Ended June 30, 2003 and June 30, 2002...................................4

           Condensed Consolidated Statements of Cash Flows
           for Each of the Three-Month Periods
           Ended June 30, 2003 and June 30, 2002.................................................5

           Notes to Condensed Consolidated Financial Statements..................................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................27

  Item 4.  Controls and Procedures..............................................................28


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................29

  Item 2.  Changes in Securities and Use of Proceeds............................................29

  Item 3.  Defaults on Senior Securities........................................................29

  Item 4.  Submission of Matters to a Vote of Security Holders..................................29

  Item 5.  Other Matters........................................................................29

  Item 6.  Exhibits and Reports on Form 8-K.....................................................29

SIGNATURE  .....................................................................................30





ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                June 30, 2003             March 31, 2003
                                                                --------------            ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $        8,667           $          6,616
     Trade receivables, net of allowance of $130
       as of June 30, 2003 and March 31, 2003                             805                      1,218
     Inventory                                                          4,907                      2,757
     Prepaid and other current assets                                   1,344                      1,495
                                                               ---------------          -----------------
          Total current assets                                         15,723                     12,086

Property, plant and equipment, net                                     14,405                     14,279
Intellectual property, net                                              9,427                      9,789
                                                               ---------------          -----------------
                         Total assets                          $       39,555           $         36,154
                                                               ===============          =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                         $          852           $            810
     Accounts payable                                                   3,173                      3,511
     Accrued expenses                                                   2,634                      2,013
 Deferred revenue                                                       1,452                         14
     Grant payable                                                      1,797                      1,715
                                                                --------------            ---------------
          Total current liabilities                                     9,908                      8,063

Long-term interest                                                      7,483                      6,744
Long-term debt, less current portion                                    5,725                      5,623
Long-term debt to stockholder                                          33,419                     33,242
                                                               ---------------          -----------------
          Total liabilities                                            56,535                     53,672
                                                               ---------------          -----------------


Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, authorized, issued and
  outstanding 1,000 shares at June 30, 2003                             8,577                          -
Common stock, $0.001 par value, authorized:  100,000,000 shares, issued and outstanding:  71,734,022 and 71,722,794 shares
      at June 30, 2003 and March 31, 2003, respectively                    72                         72
Additional paid-in capital                                            367,762                    366,518
Deferred compensation                                                    (212)                      (181)
Notes receivable from stockholder                                      (4,953)                    (5,161)
Accumulated deficit                                                  (384,109)                  (374,604)
Accumulated other comprehensive loss                                   (4,117)                    (4,162)
                                                               ---------------          -----------------
          Total stockholders' equity (deficit)                        (16,980)                   (17,518)
                                                               ---------------          -----------------

                    Total liabilities and stockholders
                     equity (deficit)                        $         39,555           $         36,154
                                                               ===============          =================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                        June 30, 2003          June 30, 2002
                                    --------------------    -------------------
Revenue:
Licensing and royalty revenue       $               556     $                1
Battery and system sales                          1,075                    508
                                    --------------------    -------------------
Total revenues                                    1,631                    509

Cost of sales:                                    3,818                  2,522
                                    --------------------    -------------------
Gross profit (loss)                              (2,187)                (2,013)

Operating expenses:
Research and product development                  2,056                  2,798
Marketing                                           958                    783
General and administrative                        2,468                  2,413
Depreciation and amortization                       788                    645
                                    --------------------    -------------------
Total costs and expenses                          6,270                  6,639
                                    --------------------    -------------------
Operating loss                                   (8,457)                (8,652)

Interest and other income                            80                    116
Interest expense                                 (1,112)                (1,123)
                                      ------------------      -----------------

Net loss                                         (9,489)                (9,659)

Preferred stock dividends accrued                    16

Net loss available to common
stockholders                        $            (9,505)    $           (9,659)
                                    ====================    ===================

Other comprehensive loss:
Net loss                            $            (9,489)    $           (9,659)
Change in foreign currency
translation adjustments                              45                     60
                                    --------------------    -------------------
Comprehensive loss                  $            (9,444)    $           (9,599)
                                    ====================    ===================

Net loss per share                  $             (0.13)    $            (0.19)
                                    ====================    ===================

Net loss per share available to
common stockholders                 $             (0.13)    $            (0.19)
                                    ====================    ===================

Shares used in computing net
loss per share available
to common stockholders,
basic and diluted                                71,728                 51,488
                                    ====================    ===================




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                Three Months        Three Months
                                                                    Ended              Ended
                                                                June 30, 2003       June 30, 2002
                                                                --------------      -------------
Cash flows from operating activities:
Net loss                                                       $       (9,489)    $     (9,659)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                           788              645
  Compensation related to stock options                                    15                -
  Accretion of debt discount                                              177              339
  Interest income on shareholder note receivable                          (69)             (69)
  Beneficial conversion of preferred stock                                 17                -
  Warrant accretion for preferred stock                                    52                -
  Deferred compensation expense                                           250                -
Changes in operating assets and liabilities:
  Trade receivables                                                       413             (155)
  Other current assets                                                    172              415
  Inventory                                                            (2,151)          (1,277)
  Accounts payable                                                       (359)           1,304
  Accrued expenses and long-term interest                               1,275             (316)
  Deferred revenue                                                      1,438                -
                                                               ---------------    ---------------
  Net cash used in operating activities                                (7,471)          (8,773)
                                                               ---------------    ---------------
Cash flows from investing activities:
  Purchases of property, plant & equipment                                (62)            (449)
Proceeds from investments                                      ---------------    ---------------
  Net cash used in investing activities                                   (62)            (449)
                                                               ---------------    ---------------
Cash flows from financing activities:
  Proceeds of long-term debt                                              277              600
  Other long-term debt                                                   (164)            (207)
  Proceeds from issuance of preferred stock,
   net of issuance costs                                                9,458                -
  Proceeds from issuance of common stock and warrants,
   net of issuance costs                                                    -           15,150
                                                               ---------------    ---------------
   Net cash provided by financing activities                            9,571           15,543
                                                               ---------------    ---------------
Effect of foreign exchange rates on cash
 and cash equivalents                                                      13              124
                                                               ---------------    ---------------
Increase (decrease) in cash and cash equivalents                        2,051            6,445
Cash and cash equivalents, beginning of period                          6,616              623
                                                               ---------------    ---------------
Cash and cash equivalents, end of period                       $        8,667     $      7,068
                                                               ===============    ===============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of June 30, 2003, its consolidated results of operations for each of the three-month periods ended June 30, 2003 and June 30, 2002, and the consolidated cash flows for each of the three-month periods ended June 30, 2003 and June 30, 2002. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2003. The results for the three-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The year-end condensed consolidated balance sheet data as of March 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 2003, the Company's principal sources of liquidity were cash and cash equivalents of $8.7 million and $24 million available under financing commitments with Berg & Berg ($10 million remaining under Berg & Berg's equity line of credit, $10 million under a new financing commitment discussed in Note 4 and $4 million under a working capital commitment). As described in Note 4, Financing, in the first quarter of fiscal 2004, the Company consummated a private placement of preferred stock that resulted in approximately $9.5 million of net proceeds. As a result of the Company's success in arranging alternative financing in 2002 and 2003, Berg & Berg has a contractual right to reduce or terminate its remaining $10 million commitment under the equity line of credit. However, Berg & Berg has not elected to reduce its commitment to date. The equity line of credit expires on March 31, 2004 and the Company's right to draw on the line is limited to $5 million per quarter and is further conditioned on Stephan Godevais remaining as CEO. At June 30, 2003, the Company had commitments for capital expenditures of approximately $82,000.

     At the Company's current level of operations, it is using cash from operations of approximately $6.0 to $9.5 million per quarter. The Company's cash requirements may vary materially from those now planned because of changes in its operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. To sustain its operations for a longer period of time than can be funded from operations and its commitments from Berg & Berg, the Company may need to seek additional financing.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION:

     Revenues are generated from licensing fees and royalties per technology license agreements and sales of products including batteries and battery systems. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized as revenue upon receipt of cash payment from the licensee. Product sales are recognized when the sale is complete, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped are recorded as deferred revenue and reflected as a liability on the Company's balance sheet.

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force number 96-18. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the first quarters of fiscal 2004 and 2003 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):

                                                                     Three Months Ended
                                                                  June 30, 2003   June 30, 2002
                                                                  -----------------------------
Net loss available to stockholders - as reported                      $ (9,505)    $ (9,659)
Add: stock-based compensation expense, net of related taxes             (1,382)      (1,701)
                                                                        -------      -------
Net loss available to stockholders - pro forma                         (10,887)     (11,360)
Net loss available to stockholders per share - as reported               (0.13)       (0.19)
Net loss available to stockholders per share, basic
  and diluted - pro forma                                                (0.15)       (0.22)


     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first quarters of fiscal 2004 and 2003:


                                  2004         2003
                              ---------------------------
Risk-free Interest Rate          2.46%         2.85%
Expected Life                 5.00 years    4.71 years
Volatility                     109.82%       106.52%
Dividend Yield                     -            -


     RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 2002, SFAS 148 was issued, which amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS 148 became effective for the Company beginning December 15, 2002 and the Company has complied with those requirements. The remaining disclosure requirements under SFAS 148 became effective for the Company in the first quarter of fiscal 2004. These additional reporting requirements did not have a material impact on its financial statements.

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

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in its first quarter of fiscal year 2004. The adoption did not have a material impact on its financial statements.

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

                                                          2003              2002
                                                   ------------------  -----------------
     Common stock options
       Beginning of period                               8,923,000         6,426,000
       Granted  (expired) during the period               (159,000)          729,000
                                                   ------------------  -----------------
       End of period                                     8,764,000         7,155,000
     Warrants to purchase common stock                   3,590,000         3,237,000
                                                   ------------------  -----------------
              Total                                     12,354,000        10,392,000
                                                   ==================  =================


4.   FINANCING:

     On June 10, 2003, Berg & Berg committed to provide the Company an additional $10 million in fiscal 2004, increasing its total available financing commitments to $24 million ($10 million remaining under Berg & Berg's equity line of credit, $10 million under this new financing commitment and $4 million under a working capital commitment). The new commitment is conditioned upon negotiation and execution of definitive documents and any necessary shareholder approval under the rules of the NASDAQ SmallCap Market. This issuance will be on competitive terms, which will be finalized as part of the definitive documents.

     On June 2, 2003, the Company raised $10 million (net proceeds of $9.5 million) through the sale of Series C Convertible Preferred Stock and warrants to purchase common stock. The preferred stock is convertible into common stock at $4.25 per share, which represents an 11.3% premium over the closing price of the Company's common stock on May 22, 2003. The preferred stock is redeemable by the holder upon maturity and upon the occurrence of certain triggering or default events. Net proceeds from the financing will be used for working capital purposes.

5.   INVENTORY:

     Inventory consisted of the following (in thousands) at:

                        June 30, 2003       March 31, 2003
                      -----------------    -----------------

Raw Materials         $            674     $         1,163
Work in Progress                 1,522               1,385
Finished Goods                   2,711                 209
                      -----------------    -----------------
                      $          4,907     $         2,757
                      =================    =================

6.   INTELLECTUAL PROPERTY:

     Intellectual property is amortized over 8 years. Intellectual property, consisted of the following (in thousands) at:

                                             June 30, 2003      March 31, 2003
                                            ---------------    ---------------
           Intellectual properties                 $13,602           $13,602
           Less: accumulated
           amortization                             (4,175)           (3,813)
                                            ---------------    ---------------
            Intellectual properties, net
                of accumulated amortization          9,427              9,789
                                            ===============    ===============

     Amortization expense on intellectual property at June 30, 2003 will be as follows (in thousands):

               Fiscal Year
           ------------------
            Remainder of 2004                               $1,088
                  2005                                       1,450
                  2006                                       1,450
                  2007                                       1,450
                  2008                                       1,450
               Thereafter                                    2,539
                                                          ---------
                                                            $9,427
                                                          =========

     Amortization expense for the three months ended June 30, 2003 and June 30, 2002 was approximately $362,000, and $362,000, for each such three month period.

7.   DEBT TO STOCKHOLDER:

                                     June 30, 2003       March 31, 2003
                                    ---------------     ----------------
                                              (in thousands)
2001 Loan balance                       $20,000             $20,000
1998 Loan balance                        14,950              14,950
Unaccreted debt discount                 (1,531)             (1,708)
                                    ---------------     ----------------
Balance                                 $33,419             $33,242
                                    ===============     ================


     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of June 30, 2003, accrued interest on the loan totaled $2,242,000, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,768,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense, amortized over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through June 30, 2003, a total of $1,237,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended June 30, 2003 and June 30, 2002 were $404,000 and $342,000, respectively.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg which allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of June 30, 2003, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at June 30, 2003). Effective December 31, 2001, the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of June 30, 2003, accrued interest on the loan totaled $5,087,000, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,159,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of June 30, 2003, a total of $2,159,000 has been accreted. The amounts charged to interest expense for the three-month periods ended June 30, 2003 and June 30, 2002 were $335,000 and $335,000, respectively.

8.   COMMITMENTS AND CONTINGENCIES:

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a warranty period ranging from 12 to 15 months during which time if a customer were to return the purchased product due to a product performance issue, the Company would provide a replacement unit. The Company has established its initial product warranty reserves as 10% of N-Charge(TM) Power System sales. The Company will adjust the percentage based on actual experience for future warranty provisions. In addition, the Company has established a reserve for its 30 day right of return policy under which a customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's N-Charge(TM) Power System sales. The total warranty liability as of June 30, 2003 is $197,000.

     Product warranty liabilities at June 30, 2003 and March 31, 2003 are as follows (in thousands):



                        June 30, 2003       March 31, 2003
                      -----------------    -----------------
Beginning balance      $           123                    -
  Less: claims                     (37)                 (37)
  Plus: accruals                   111                  160
                      -----------------    -----------------
Ending Balance         $           197                  123
                      =================    =================


     LITIGATION:

     The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

     GRANTS:

     Beginning in 1994, the Company has received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions (see Note 12, Subsequent Events) and the Company's desire to obtain unencumbered access to all of its equipment for transfer to the Baoding Fengfan-Valence Battery Company joint venture or for sale, the Company entered into negotiations with INI to terminate the Letter of Offer, pursuant to which the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years (with an agreement by INI not to short the Company's common stock at any time and not to trade the restricted common stock received for at least one year from the respective payment dates). The Company had previously accrued a $1.7 million liability with respect to the INI claim. If the settlement is consummated as contemplated, the Company would accrue an additional liability of $3 million in its September 30, 2003 fiscal quarter.

9.   SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock ("Series C") and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9,458,000. Holders of the Series C stock are entitled to receive dividends at an annual rate of 2%. The Series C stock is convertible to the Company's common stock at $4.25 per share, which represents a premium of 11.3% over the closing price of the Company's common stock on May 22, 2003, the date at which the financial terms of the placement were set. The Company has the right to force conversion of the Series C stock if the average of the volume weighted average price of the Company's common stock for a ten consecutive day trading period is at or above $6.38. The Series C stock matures on December 2, 2004, unless converted to the Company's common stock prior to that date. The costs of issuance of the Series C stock were $542,000, consisting of investment banking and legal fees. These costs were deducted from the gross proceeds.

     In connection with the issue of the Series C stock, the Company issued to the Series C holder warrants to purchase 352,900 shares of the Company's common stock. The warrants are exercisable at a purchase price of $5.00 per share and expire in June 2008. The warrants were valued at $1,029,000 using the Black-Scholes valuation model and were recorded as a component of common stock. The warrants were recorded at their relative fair value to the Series C stock of 9%, or $933,199, and will accrete ratably over the eighteen-month period of the Series C stock. Interest expense of $52,000 related to the warrant accretion was recognized in June 2003.

10.  RELATED PARTY TRANSACTIONS:

     In March 2002, the Company obtained a $30 million equity line of credit with Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder in the Company. At June 30, 2003, there was $10.0 million remaining on this equity line of credit. The Company's financing commitment with Berg & Berg enables it to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the two years following the date of the commitment. This commitment was approved by stockholders at the Company's 2002 annual meeting held on August 27, 2002. In exchange for any amounts funded pursuant to this new agreement, the Company will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company has agreed to register any shares it issues to Berg & Berg under this commitment. As a result of the Company's success in arranging alternative financing in 2002 and 2003, Berg & Berg has a contractual right to reduce or terminate its remaining $10 million commitment under the equity line of credit. However, Berg & Berg has not elected to reduce its commitment to date. The equity line of credit expires on March 31, 2004 and the Company's right to draw on the line is limited to $5 million per quarter and is further conditioned on Stephan Godevais remaining as CEO.

     On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of June 30, 2003, amounts of $3,405,532 and $1,547,753 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and had been paid through March 4, 2003.

11.  GEOGRAPHIC INFORMATION:

     The Company conducts its business in two geographic segments.

     Long lived asset information by geographic area at June 30, 2003 and March 31, 2003 is as follows (in thousands):

                                June 30, 2003   March 31, 2003
                                -------------- -----------------
        United States                  $4,770            $4,930
        International                  19,062            19,138
                                -------------- -----------------
        Total                         $23,832           $24,068
                                ============== =================

        Revenues by geographic area for the three-month periods ended June 30, 2002 and June 30, 2001 are as follows (in thousands):


                                June 30, 2003   June 30, 2002
                                -------------- ----------------
        United States                   $ 912           $ 276
        International                     719             233
                                -------------- ----------------
        Total                         $ 1,631           $ 509
                                ============== ================

12.  SUBSEQUENT EVENTS:

     On July 9, 2003, Boading Fengfan-Valence Battery Company, a joint venture between the Company and Fengfan Group, Ltd. ("Fengfan") was formed. On July 21, 2003, the Company announced that the joint venture had been granted a business license for operations in China. The purpose of the joint venture is to provide low cost manufacturing of the Company's Saphion(TM) Lithium-ion batteries in China. Under the terms of the joint venture agreement, the Company will contribute capital equipment, technology and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years as well as the land and facility needed for manufacturing operations.

     On August 13, 2003, the Company announced its successful qualification of its OEM manufacturer in China, ATL, for Saphion products. Additionally, the Company announced its plans to transition manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions. The Company expects the transition to be completed by the end of calendar 2003. The Company estimates that the costs related to its transfer of manufacturing from its Northern Ireland facility will range from $1.2 million to $3 million.

     As a result of the planned transfer of manufacturing from the Northern Ireland facility to China and other low-cost manufacturing regions, the Company expects to incur an impairment charge on the long lived assets of the facility per FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". Additionally, subsequent to the first fiscal quarter of 2004, the Company experienced progress on the development of its cylindrical battery construction technology and expects greater emphasis on the licensing of its cylindrical technology. As a result of these developments, the Company estimates that the future cash flows expected to be generated from its Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 will not exceed their carrying value, which will result in an impairment charge to be recorded during the second fiscal quarter of 2004 against property, plant, and equipment and intellectual property. The Company estimates that assets with a carrying amount of approximately $20.0 million will be written down by approximately between $13 million and $15 million to their fair value. Fair value will be based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest.

     The Company has received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions and the Company's desire to obtain unencumbered access to all of its equipment for transfer to the Baoding Fengfan-Valence Battery Company joint venture or for sale, the Company entered into negotiations with INI to terminate the Letter of Offer, pursuant to which the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS
(A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES AND TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (C) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED HEREIN AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K AS OF AND FOR THE YEAR ENDED MARCH 31, 2003. THE RESULTS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2004.

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

     Currently, our battery products are offered in a stacked, polymer construction. Our research and development efforts are focused on a new generation of our Saphion(TM) technology which, in addition to expected enhanced performance characteristics, will provide us the ability to manufacture batteries using the technology in a cylindrical construction, which we believe will greatly increase its potential in the marketplace.

     Historically, our polymer batteries have been primarily manufactured at our manufacturing facility in Northern Ireland. We have an OEM arrangement with a Chinese manufacturing facility and have utilized the OEM manufacturer's capabilities for certain cobalt-oxide based products over the last several quarters. In August 2003, we announced the qualification of our polymer OEM to manufacture our Saphion(TM) products. In July 2003, we announced the grant of a Chinese business license for our manufacturing joint venture in China with Fengfan Group, Ltd. ("Fengfan"). Under the terms of the joint venture agreement, we will contribute capital equipment, technology and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years as well as the land and facility needed for manufacturing operations. We intend to transition manufacturing from our Northern Ireland facility to China and other low-cost manufacturing regions during the remainder of fiscal 2004. We will maintain a presence in Northern Ireland to manage European sales and marketing activities and support our contract manufacturing partnerships and joint venture company.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. Our accounting policies are described in Note 3 of the Notes to Consolidated Financial Statements included in "Part 1 -- Financial Information, Item 1 - Financial Statements". The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition and impairment of long-lived assets.

REVENUE RECOGNITION: Revenues are generated from licensing fees and royalties per technology license agreements and sales of products including batteries and battery systems. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized as revenue upon receipt of cash payment from the licensee. Product sales are recognized when the sale is complete, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped are recorded as deferred revenue and reflected as a liability on our balance sheet.

IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination was made. See Note 12, Subsequent Events, regarding potential impairment of tangible and intangible assets.

                              RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 2003 (FIRST QUARTER OF FISCAL 2004) AND JUNE 20, 2002 (FIRST QUARTER OF FISCAL 2003)

REVENUE. The following table summarizes revenue (in thousands) by type for the first quarter of fiscal 2004 and fiscal 2003:


                              THREE MONTHS    THREE MONTHS
                                 ENDED           ENDED       PERCENTAGE
                             JUNE 30, 2003   JUNE 30, 2002     CHANGE
                            ---------------  --------------  ---------------
Battery and system sales            $1,075          $508             112%
                            ---------------  --------------  ---------------
Licensing and royalty
revenue                                556             1          55,500%
                            ---------------  --------------  ---------------
Total revenues                      $1,631          $509             220%
                            ---------------  --------------  ---------------

BATTERY AND SYSTEM SALES: Revenue from battery and system sales totaled $1.1 million and $508,000 for the first quarter of fiscal 2004 and 2003, respectively. The $567,000 or 112% increase in battery and system sales was primarily due to establishment of retail and reseller channels for our N-Charge(TM) Power system product as well as increased volumes achieved through our on-line store. Total product shipments for the first quarter of fiscal 2004 totaled $2.4 million representing an increase of approximately 400% over the corresponding period in fiscal 2003 volumes. Product shipments that are not recognized as revenue during the period shipped are recorded as deferred revenue and reflected as a liability on the balance sheet. Shipments for which there exists a potential right of return are accordingly recorded as deferred revenue until sold through the respective sale channel.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for technology developed in-house and acquired from Telcordia Technologies, Inc. in December 2000. Licensing and royalty revenue totaled $556,000 for the first quarter of fiscal 2004 and was related to royalties and license payments from Amperex Technology Limited. No licensing revenue was recognized during the first quarter of fiscal 2003 and royalty revenue totaled $1,000. We continue to pursue licensing of both our process and chemistry patent portfolios.

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery and system products. Costs of sales totaled $3.8 million and $2.5 million for the first quarter of fiscal 2004 and 2003, respectively. The increase in cost of sales was largely due to increased product sales. Additionally, we incurred higher temporary labor and overtime expenses in the first quarter of fiscal 2004 to meet initial shipment deadlines for new channels. We maintained a negative gross margin on our sales in both periods due to insufficient production and sales volumes to facilitate the coverage of our indirect and fixed costs. We expect cost of sales to continue decrease as a percentage of sales as production and product sales volumes continue to increase and as we continue to implement lower cost OEM manufacturing.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our battery and product research and development. Research and product development expenses totaled $2.1 million and $2.8 million for the first fiscal quarters of 2004 and 2003, respectively. The $0.7 million or 26% decrease in research and development expenses was primarily due to a reduction in headcount and related costs as a result of our reorganization which took place in the third quarter of fiscal 2003. The decrease was partially offset by increased chemical and other development expenses associated with continued our Saphion(TM) product family development.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were $958,000 and $783,000 for the first quarter of fiscal 2004 and 2003, respectively. The $175,000 or 22% increase in marketing expenses during fiscal 2004 was due to increased staffing and promotions to support expansion of channels to sell our N-Charge(TM) power system and Saphion(TM) products. The increase was partially offset by reorganization expenses incurred during the first quarter of fiscal 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal, and corporate related expenses. General and administrative expenses totaled $2.5 million and $2.4 million the first fiscal quarter of 2004 and 2003, respectively. The $0.1 million or 2% increase in general and administrative expenses is related to costs related to establishing a joint venture and for professional services in support of finance and investor relations, offset by lower legal expenses and facilities costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $788,000 and $645,000 million for the first fiscal quarter of 2004 and 2003, respectively. The $143,000 or 22% increase in depreciation resulted primarily from placement of installed machinery into service at our Northern Ireland manufacturing facility in late fiscal 2003.

INTEREST AND OTHER INCOME. Interest and other income totaled $80,000 and $116,000 first fiscal quarter of 2004 and 2003, respectively.

INTEREST EXPENSE. Interest expenses relate to mortgages on our Northern Ireland facility as well as interest on our long-term debt to shareholder. Interest expense was $1.1 million for fiscal quarters ended June 30, 2003 and June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, our principal sources of liquidity were cash and cash equivalents of $8.7 million, $24 million available under financing commitments with Berg & Berg ($10 million remaining under Berg & Berg's equity line of credit, $10 million under a new financing commitment discussed below and $4 million under a working capital commitment).

     Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute on our current business plan without the need for additional financing. Our current business plan contemplates that we will realize increases in cash flow from the sale of our Henderson, Nevada and Mallusk, Northern Ireland facilities, projected increases in product sales and licensing revenue and further cash benefits from continued reductions in our administrative and manufacturing costs, while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in during fiscal 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. If we are unable to realize our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

     On June 2, 2003 we raised net proceeds of approximately $9.5 million through the sale of one thousand shares of newly issued Series C Preferred Stock to an unaffiliated investor. The Series C Preferred Stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On the maturity date, we will redeem for cash any unconverted shares of the Series C Preferred Stock at their stated value plus any accrued and unpaid dividends. Our current business plan contemplates conversion of all shares of Series C Preferred Stock prior to their maturity date. If the Series C Preferred Stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

     Currently, we do not have material sales to meet our operating needs. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. As a result of our success in arranging alternative financing in 2002 and 2003, Berg & Berg has a contractual right to reduce or terminate its remaining $10 million commitment under the equity line of credit. Berg & Berg has not elected to reduce its commitment to date. The equity line of credit expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further conditioned on Stephan Godevais remaining as CEO.

     The additional $10.0 million funding commitment obtained from Berg & Berg in June 2003 is subject to completion of definitive documentation and any required stockholder approval.

     At June 30, 2003, we had commitments for capital expenditures for the next 12 months of approximately $82,000 relating to the installation of specified manufacturing equipment, which was included in accounts payable and accrued expenses at June 30, 2003. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated.

     We used net cash from operations for the first quarter of fiscal 2004 and 2003 of $7.8 million and $8.8 million, respectively. The cash used for the first quarter of our fiscal 2004 operating activities was due primarily to inventory related working capital requirements, net loss and the add back of non-cash expenses, including depreciation and amortization, accretion of debt discount, and compensation related to issuance of stock options. The decrease in first quarter fiscal 2004 operating cash requirements was due to lower net working capital requirements.

     We used $62,000 and $449,000 in investing activities during the first quarter of fiscal 2004 and 2003, respectively. The decrease in first quarter fiscal 2004 investing activities was due to the substantial completion of our Northern Ireland facility.

     We obtained cash from financing activities of $9.9 million and $15.5 million during the first quarter of fiscal 2004 and 2003, respectively.

     As a result of the above, we had a net increase in cash and cash equivalents of $2.1 million and $6.4 million in the first fiscal quarter of 2004 and 2003, respectively.

     As of June 30, 2003, our short term and long-term debt obligations, including long term interest, were $852,000 and $46.6 million, respectively. During fiscal 2002, we reached an agreement with Berg & Berg to extend the maturity date of our loan agreement with the loan balance of $14.95 million and accrued interest of $4.8 million from August 30, 2002 to September 30, 2005.

     Beginning in 1994, we have received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland facility. As a result of the closing of the Mallusk facility and our desire to obtain unencumbered access to all of our equipment for transfer to our manufacturing joint venture with Fengfan or for sale, we entered into negotiations with INI to terminate the Letter of Offer pursuant to which the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", was issued, which amends SFAS Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS 148 became effective for us beginning December 15, 2002 and we have complied with those requirements. The remaining disclosure requirements under SFAS No. 148 became effective for us in the first quarter of fiscal 2004. The additional reporting requirements did not have a material impact on our financial statements.

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

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS 150 beginning our first quarter of fiscal year 2004. The adoption did not have a material impact on our financial statements.

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


                          RISKS RELATED TO OUR BUSINESS

EXECUTION OF OUR BUSINESS PLAN WITH OUR CURRENT AVAILABLE CAPITAL.

At June 30, 2003, our principal sources of liquidity were cash and cash equivalents of $8.7 million and $10.0 million available under an equity line financing commitment (subject to conditions discussed below), a $4 million working capital commitment from Berg & Berg, and an additional $10.0 million funding commitment, for which the terms will be negotiated at a later date, from Berg & Berg Enterprises, LLC, an entity controlled by Carl E. Berg, a director and principal stockholder of ours.

Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute on our current business plan without the need for additional financing. Our current business plan contemplates that we will realize increases in cash flow from the sale of our Henderson, Nevada facility, projected increases in product sales and licensing revenue and further cash benefits from continued reductions in our administrative and manufacturing costs, while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities., If we are unable to realize on our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

On June 2, 2003 we raised net proceeds of approximately $9.6 million through the sale of one thousand shares of newly issued Series C Preferred Stock to The Riverview Group, LLC. The Series C Preferred Stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On the maturity date, we will redeem for cash any unconverted shares of the Series C Preferred Stock at their stated value plus any accrued and unpaid dividends. We may also be required to redeem for cash any unconverted shares prior to the maturity date upon the occurrence of certain default events. If the Series C Preferred Stock shares have not been converted by the maturity date (or we are required to redeem the shares prior to the maturity date), we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

Currently, we do not have material sales to meet our operating needs. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. Pursuant to the terms of the equity line financing commitment, as a result of the offerings we completed in April 2002 and June 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment of $10 million. Berg & Berg has not elected to reduce its commitment to date. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further conditioned on Stephan Godevais remaining as CEO.

The additional $10.0 million funding commitment obtained in June 2003 is subject to completion of definitive documentation and any required stockholder approval.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE BEYOND THOSE CURRENTLY
ANTICIPATED.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demand would be dependent on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales is likely to lag behind these increased working capital requirements. If our working capital needs increase from that currently anticipated and we do not receive additional financing from Berg & Berg, we may need to arrange for additional equity or debt financing.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $400.4 million as of June 30, 2003. We have working capital of $5.8 million as of June 30, 2003, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of material sales. We expect to continue to incur operating losses and negative cash flows during fiscal 2004, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

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

OUR PATENT APPLICATIONS MAY NOT RESULT IN ISSUED PATENTS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO COMMERCIALLY EXPLOIT OUR PRODUCTS.

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

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to reduce our manufacturing costs, which includes substantially raising and maintaining battery yields of commercial quality in a cost-effective manner at our internal manufacturing site and reduce costs through the effective utilization of OEM partners. We have recently entered into a manufacturing OEM relationship with a Chinese manufacturing facility. In addition, we have recently formed a manufacturing joint venture in China. This is part of our strategic plan to transition during the remainder of fiscal 2004 all of our high volume manufacturing to China and other low cost manufacturing areas. We have completed the qualification of the OEM manufacturer but have not yet ordered or received product in commercial quantities. The joint venture will need to construct a manufacturing facility (using, in part, the technology and equipment contributed by us) before it is able to manufacture batteries. In the interim, we are closing our Northern Ireland manufacturing facility because of its high cost of manufacturing. We expect to have sufficient inventory on hand at the time of closure to meet our anticipated customer demand for the immediate future. However, if our OEM partner is unable to manufacture product in commercial quantities on a timely and efficient basis and/or manufacturing joint venture suffers delays in constructing its facility, or fails to timely and efficiently manufacture product, we could lose our current customers and fail to attract future customers.

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

WE HAVE FOUR KEY EXECUTIVES, THE LOSS OF ANY OF WHICH COULD HARM OUR BUSINESS.

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

WE DEPEND UPON THE CONTINUED OPERATION OF OUR NORTHERN IRELAND FACILITY. OPERATIONAL PROBLEMS AT THIS FACILITY COULD HARM OUR BUSINESS.

Until we successfully transition our manufacturing operations to China and other low cost manufacturing areas, our revenues are dependent upon the continued operation of our manufacturing facility in Northern Ireland. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, we have obtained permits to conduct our business as currently operated at the facility. If the facility were destroyed and rebuilt, there is a possibility that these permits would not remain effective at the current location, and we may not be able to obtain similar permits to operate at another location. The occurrence of these or any other operational problems at our Northern Ireland facility may harm our business.

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

At the present time, international, federal, state or local law does not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium ion batteries is regulated both internationally and domestically. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (IATA), our N-Charge(TM) system currently falls within the level such that it is no longer exempt and now requires a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the UN guidelines. At present it is not known if or when the proposed regulations would be adopted by the US. While we fall under the equivalency levels for the US and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of August 8, 2003, our officers, directors and their affiliates as a group beneficially owned approximately 34.2% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 31.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of the Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On August 8, 2003, the closing sale price of our common stock was $2.98. If we are not able to maintain the requirements for continued listing on the NASDAQ SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN A LOSS OF YOUR INVESTMENT.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 71,734,022 shares of common stock as of June 30, 2003. In addition, at June 30, 2003, we had 5,161,629 shares of our common stock reserved for issuance under outstanding options and warrants, and 7,325,425 additional shares reserved for issuance under our stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to 2,352,942 shares of our common stock (based on a conversion price of $4.25) and up to 352,900 shares in upon exercise of the related warrant issued on June 2, 2003.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2003. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We have long-term debt, in the form of two building mortgages, which bear interest at adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.25% and 5.5%, respectively at June 30, 2003). We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lenders borrowing rate (9% at June 30, 2003) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for our long-term debt.

                        2004        2005        2006        2007        2008      THEREAFTER    TOTAL
                     ----------  ----------  ----------  ----------  ----------   ----------  ----------
                                                     (dollars in thousands)
Liabilities:
Fixed rate debt:           --          --        20,000         --          --          --       20,000
Variable rate debt        635         890        15,893       1,000       1,060       2,048      21,526
                     ----------  ----------  ----------  ----------  ----------   ----------  ----------


Based on borrowing rates currently available to us for loans with similar terms, the carrying value of its debt obligations approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the first fiscal quarter. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

In accordance with the Commission's requirements, our Chief Executive Officer and Principal Financial Officer note that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our systems have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 2, 2003, we sold 1,000 shares of our Series C Convertible Preferred Stock and warrants to purchase 352,900 shares of our common stock at an aggregate purchase price of $10 million to The Riverview Group, LLC, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     31   Rule 13a-14/15d-14(a) Certifications

     32   Section 1350 Certifications

     (b)  Reports on Form 8-K:


     (1) Report on Form 8-K, filed April 2, 2003, disclosing under Item 5 that on March 31, 2003 we sold 2,973,589 shares of our restricted common stock to Berg & Berg Enterprises, LLC.

     (2) Report on Form 8-K, filed May 30, 2003, disclosing under Item 5 and 7 our press releases issued on May 13, 2003, May 14, 2003, May 19, 2003, and May 29, 2003.

     (3) Report on Form 8-K, filed June 3, 2003, reporting under Item 5 and 7 the private placement by us of 1,000 shares of our Series C Convertible Preferred Stock and warrants to purchase 352,900 shares of common stock.

     (4) Report on Form 8-K, filed June 11, 2003, reporting under Item 5 and 7 the waiver of conditions of equity line of credit from Berg & Berg Enterprises, LLC, dated May 30, 2003 and the Commitment Letter from Berg & Berg Enterprises, LLC, dated June 9, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                               VALENCE TECHNOLOGY, INC.



Date: August 14, 2003          By:   /s/ Stephan B. Godevais
                                     --------------------------------------
                                     Stephan B. Godevais
                                     President, Chief Executive Officer
                                     and Chairman of the Board


                               By:   /s/ Kevin W. Mischnick
                                     --------------------------------------
                                     Kevin W. Mischnick
                                     Vice President of Finance (Principal
                                     Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.  Rule 13a-14 and 15d-14(a) Certifications

32.  Section 1350 Certifications