Form 10-Q/A
period 2003-06-30
VALENCE TECHNOLOGY INC
filed 2003-11-14
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                               AMENDMENT NUMBER 1


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


     6504 BRIDGE POINT PARKWAY,
          AUSTIN, TEXAS                                         78730
(Address of Principal Executive Offices)                     (Zip Code)


                                 (512) 527-2900
              (Registrant's Telephone Number, Including Area Code)


               ----------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.001 par value                      73,346,400
 -----------------------------------         ---------------------------------
            (Class)                          (Outstanding at November 7, 2003)

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2003, is being made to give effect to the restatement discussed in Note 13 to the condensed consolidated financial statements.

Except for the items described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original report on Form 10-Q is included herein for the convenience of the reader.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                   FORM 10-Q/A
                               AMENDMENT NUMBER 1

                       FOR THE QUARTER ENDED JUNE 30, 2003



                                      INDEX

                                                                                             PAGES
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           June 30, 2003, (as restated) and March 31, 2003.......................................4

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each of the Three-
           Month Periods Ended June 30, 2003 and June 30, 2002...................................5

           Condensed Consolidated Statements of Cash Flows
           for Each of the Three-Month Periods
           Ended June 30, 2003 and June 30, 2002.................................................6

           Notes to Condensed Consolidated Financial Statements..................................7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................28

  Item 4.  Controls and Procedures..............................................................29


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................30

  Item 2.  Changes in Securities and Use of Proceeds............................................30

  Item 3.  Defaults on Senior Securities........................................................30

  Item 4.  Submission of Matters to a Vote of Security Holders..................................30

  Item 5.  Other Matters........................................................................30

  Item 6.  Exhibits and Reports on Form 8-K.....................................................30

SIGNATURE  .....................................................................................31


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                       June 30, 2003
                                                                       (As restated
                                                                        see Note 13)         March 31, 2003
                                                                       -------------        ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                        $       8,667         $        6,616
     Trade receivables, net of allowance of $130
       as of June 30, 2003 and March 31, 2003                                   805                  1,218
     Inventory                                                                4,907                  2,757
     Prepaid and other current assets                                         1,344                  1,495
                                                                      --------------        --------------
          Total current assets                                               15,723                 12,086

Property, plant and equipment, net                                           14,405                 14,279
Intellectual property, net                                                    9,427                  9,789
                                                                      --------------        --------------
                         Total assets                                 $      39,555         $       36,154
                                                                      ==============        ==============

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
     Current portion of long-term debt                                $         852         $          810
     Accounts payable                                                         3,173                  3,511
     Accrued expenses                                                         2,634                  2,013
 Deferred revenue                                                             1,452                     14
     Grant payable                                                            1,797                  1,715
                                                                      --------------        --------------
          Total current liabilities                                           9,908                  8,063

Long-term interest                                                            7,483                  6,744
Long-term debt, less current portion                                          5,725                  5,623
Long-term debt to stockholder                                                33,419                 33,242
                                                                      --------------        ---------------
          Total liabilities                                                  56,535                 53,672
                                                                      --------------        ---------------

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value, authorized, issued, and outstanding 1,000 shares at June 30, 2003,
liquidation value $10,000                                                     8,577                      -
                                                                       -------------        ---------------

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized:  100,000,000 shares, issued and outstanding:  71,734,022 and 71,722,794 shares
      at June 30, 2003 and March 31, 2003, respectively                          72                     72
Additional paid-in capital                                                  367,762                366,518
Deferred compensation                                                          (212)                  (181)
Notes receivable from stockholder                                            (4,953)                (5,161)
Accumulated deficit                                                        (384,109)              (374,604)
Accumulated other comprehensive loss                                         (4,117)                (4,162)
                                                                       -------------        ----------------
          Total stockholders' equity (deficit)                              (25,557)               (17,518)
                                                                       -------------        ----------------

Total liabilities, preferred stock, and stockholders' equity (deficit) $     39,555         $       36,154
                                                                       =============        ===============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                        June 30, 2003          June 30, 2002
                                    --------------------    -------------------
Revenue:
Licensing and royalty revenue       $               556     $                1
Battery and system sales                          1,075                    508
                                    --------------------    -------------------
Total revenues                                    1,631                    509

Cost of sales:                                    3,818                  2,522
                                    --------------------    -------------------
Gross profit (loss)                              (2,187)                (2,013)

Operating expenses:
Research and product  development                 2,056                  2,798
Marketing                                           958                    783
General and administrative                        2,468                  2,413
Depreciation and amortization                       788                    645
                                    --------------------    -------------------
Total costs and expenses                          6,270                  6,639
                                    --------------------    -------------------
Operating loss                                   (8,457)                (8,652)

Interest and other income                            80                    116
Interest expense                                 (1,112)                (1,123)
                                      ------------------      -----------------

Net loss                                         (9,489)                (9,659)

Preferred stock dividends accrued                    16

Net loss available to common
 stockholders                       $            (9,505)    $           (9,659)
                                    ====================    ===================

Net loss                            $            (9,489)    $           (9,659)
Other comprehensive loss:
Change in foreign currency
translation adjustments                              45                     60
                                    --------------------    -------------------
Comprehensive loss                  $            (9,444)    $           (9,599)
                                    ====================    ===================

Net loss per share available to
common stockholders                 $             (0.13)    $            (0.19)
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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                       Three Months       Three Months
                                                          Ended               Ended
                                                       June 30, 2003      June 30, 2002
                                                       -------------      -------------
Cash flows from operating activities:
Net loss                                             $       (9,489)    $      (9,659)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                   788               645
Compensation related to stock options                            15                 -
Accretion of debt discount and other                            246               339
Interest income on shareholder note receivable                  (69)              (69)
Deferred compensation expense                                   250                 -
Changes in operating assets and liabilities:
Trade receivables                                               413              (155)
Other current assets                                            172               415
Inventory                                                    (2,151)           (1,277)
Accounts payable                                               (359)            1,304
Accrued expenses and long-term interest                       1,275              (316)
Deferred revenue                                              1,438                 -
                                                     ---------------    --------------
Net cash used in operating activities                        (7,471)           (8,773)
                                                     ---------------    --------------
Cash flows from investing activities:
Purchases of property, plant & equipment                        (62)             (449)
Proceeds from investments
                                                     ---------------    --------------
Net cash used in investing activities                           (62)             (449)
                                                     ---------------    --------------
Cash flows from financing activities:
Proceeds of long-term debt                                      277               600
Other long-term debt                                           (164)             (207)
Proceeds from issuance of preferred stock,                    9,458                 -
net of issuance costs
Proceeds from issuance of common stock and warrants,
net of issuance costs                                             -            15,150
                                                     ---------------    --------------
Net cash provided by financing activities                     9,571            15,543
                                                     ---------------    --------------
Effect of foreign exchange rates on cash
and cash equivalents                                             13               124
                                                     ---------------    --------------
                                                                124               124
Increase (decrease) in cash and cash equivalents              2,051             6,445
Cash and cash equivalents, beginning of period                6,616               623
                                                     ---------------    --------------
Cash and cash equivalents, end of period             $        8,667     $       7,068
                                                     ===============    ==============



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


The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first quarters of fiscal 2004 and 2003:



                                 2004         2003
                            ------------  -----------
Risk-free Interest Rate         2.46%        2.85%
Expected Life                   5.00 years   4.71 years
Volatility                    109.82%      106.52%
Dividend Yield                    -            -



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

NET LOSS PER SHARE:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three months ended June 30 were as follows:

                                                  2003              2002
                                            ----------------  ---------------
    Shares reserved for conversion of
     Series C preferred stock                   2,353,000

    Common stock options
       Beginning of period                      8,923,000        6,426,000
       Granted (expired) during the
       period                                    (159,000)         729,000
                                            -----------------  --------------
       End of period                            8,764,000        7,155,000

    Warrants to purchase common stock           3,590,000        3,237,000
                                            -----------------  --------------
    Total                                      14,707,000       10,392,000
                                            =================  ==============

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
                      =================    =================

6.   INTELLECTUAL PROPERTY:

     Intellectual property is amortized over 8 years. Intellectual property, consisted of the following (in thousands) at:

                                          June 30, 2003      March 31, 2003
                                          --------------     --------------
        Intellectual properties                 $13,602           $13,602
        Less: accumulated
           amortization                          (4,175)           (3,813)
                                          --------------     --------------
        Intellectual properties, net
           of accumulated amortization            9,427             9,789
                                          ==============     ==============

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
                                                          ---------
                                                            $9,427
                                                          =========


     Amortization expense for the three months ended June 30, 2003 and June 30, 2002 was approximately $362,000, and $362,000, and respectively.

7.   DEBT TO STOCKHOLDER:

                                      June 30,          March 31,
                                        2003              2003
                                    --------------     ------------
                                            (in thousands)
          2001 Loan balance              $20,000          $20,000
          1998 Loan balance               14,950           14,950
          Unaccreted debt discount        (1,531)          (1,708)
                                    --------------     ------------
          Balance                        $33,419          $33,242
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

     Product warranty liabilities at June 30, 2003 and March 31, 2003 are as follows (in thousands):

                        June 30, 2003       March 31, 2003
                      -----------------    -----------------

     Beginning balance    $    123             $     -
     Less: claims              (37)                 (37)
     Plus: accruals            111                  160
                      -----------------    -----------------
     Ending Balance       $    197             $    123
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

9.   SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock ("Series C") for $10,000 per share, raising net proceeds of $9,458,000. Holders of the Series C stock are entitled to receive dividends at an annual rate of 2%. The Series C stock is convertible to the Company's common stock at $4.25 per share, which represents a premium of 11.3% over the closing price of the Company's common stock on May 22, 2003, the date at which the financial terms of the placement were set. The Company has the right to force conversion of the Series C stock if the average of the volume weighted average price of the Company's common stock for a ten consecutive day trading period is at or above $6.38. The Series C stock matures on December 2, 2004, unless converted to the Company's common stock prior to that date. The costs of issuance of the Series C stock were $542,000, consisting of investment banking and legal fees. These costs were deducted from the gross proceeds.

     In connection with the issue of the Series C stock, the Company issued to the Series C holder warrants to purchase 352,900 shares of the Company's common stock. The warrants are exercisable at a purchase price of $5.00 per share and expire in June 2008. The warrants were valued at $1,029,000 using the Black-Scholes valuation model. The warrants were recorded as a component of stockholders' (deficit) at their relative fair value to the Series C stock of 9%, or $933,199. The Series C stock was recorded at its relative fair value of $8,524,801.

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

11.  GEOGRAPHIC INFORMATION:

     The Company conducts its business in two geographic segments.

     Long lived asset information by geographic area at June 30, 2003 and March 31, 2003 is as follows (in thousands):

                          June 30, 2003    March 31, 2003
                          -------------    ---------------
     United States           $ 4,770           $ 4,930
     International            19,062            19,138
                          -------------    ---------------
        Total                $23,832           $24,068
                          =============    ===============

     Revenues by geographic area for the three-month periods ended June 30, 2002 and June 30, 2001 are as follows (in thousands):


                           June 30, 2003    June 30, 2002
                           -------------   ---------------
     United States            $   912          $ 276
     International                719            233
                           -------------   ---------------
     Total                    $ 1,631          $ 509
                           =============   ===============

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

     As a result of the planned transfer of manufacturing from the Northern Ireland facility to China and other low-cost manufacturing regions, the Company expects to incur an impairment charge on the long lived assets of the facility per FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". Additionally, subsequent to the first fiscal quarter of 2004, the Company experienced progress on the development of its cylindrical battery construction technology and expects greater emphasis on the licensing of its cylindrical technology. As a result of these developments, the Company estimates that the future cash flows expected to be generated from its Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 will not exceed their carrying value, which will result in a net impairment charge to be recorded during the second fiscal quarter of 2004 against property, plant, and equipment and intellectual property. The Company estimates that assets with a carrying amount of approximately $20.0 million will be written down by approximately between $13 million and $15 million to their fair value. Fair value will be based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest.

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

13.  RESTATEMENT:

Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements at and for the three months ended June 30, 2003, the Company's management determined that the redeemable convertible preferred stock issued by the Company during the quarter ended June 30, 2003 should have been classified as temporary equity consistent with Accounting Series Release No. 268 ("ASR 268"). ASR 268 requires that preferred securities that are redeemable for cash or other assets be classified outside of permanent equity if they (1) are redeemable at a fixed or determinable price on a fixed or determinable date, (2) are redeemable at the option of the holder, or (3) have conditions for redemption which are not solely within the control of the issuer.

At June 30, 2003, total stockholders' equity (deficit) changed from $(16,980,000) to $(25,557,000) as a result of this reclassification.

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

                              RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 2003 (FIRST QUARTER OF FISCAL 2004) AND JUNE 20, 2002 (FIRST QUARTER OF FISCAL 2003)

REVENUE. The following table summarizes revenue (in thousands) by type for the first quarter of fiscal 2004 and fiscal 2003:


                           THREE MONTHS       THREE MONTHS
                               ENDED              ENDED          PERCENTAGE
                           JUNE 30, 2003      JUNE 30, 2002        CHANGE

Battery and system sales       $1,075            $508              112%
Licensing and royalty
revenue                           556               1           55,500%
Total revenues                 $1,631            $509              220%

BATTERY AND SYSTEM SALES: Revenue from battery and system sales totaled $1.1 million and $508,000 for the first quarter of fiscal 2004 and 2003, respectively. The $567,000 or 112% increase in battery and system sales was primarily due to establishment of retail and reseller channels for our N-Charge(TM) Power system product as well as increased volumes achieved through our on-line store. Total product shipments for the first quarter of fiscal 2004 totaled $2.4 million representing an increase of approximately 400% over the corresponding period in fiscal 2003 volumes. Product shipments that are not recognized as revenue during the period shipped are recorded as deferred revenue and reflected as a liability on the balance sheet. Shipments for which there exists a potential right of return are accordingly recorded as deferred revenue until sold through the respective sales channel.

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

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery and system products. Costs of sales totaled $3.8million and $2.5 million for the first quarter of fiscal 2004 and 2003, respectively. The increase in cost of sales was largely due to increased product sales. Additionally, we incurred higher temporary labor and overtime expenses in the first quarter of fiscal 2004 to meet initial shipment deadlines for new channels. We maintained a negative gross margin on our sales in both periods due to insufficient production and sales volumes to facilitate the coverage of our indirect and fixed costs. We expect cost of sales to continue decrease as a percentage of sales as production and product sales volumes continue to increase and as we continue to implement lower cost OEM manufacturing.

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



                                  VALENCE TECHNOLOGY, INC.



Date: November 14, 2003           By:   /s/ Stephan B. Godevais
                                        --------------------------------------
                                        Stephan B. Godevais
                                        President, Chief Executive Officer
                                        and Chairman of the Board


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