Form 10-Q
period 2003-09-30
VALENCE TECHNOLOGY INC
filed 2003-11-14
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX
                                                                                                PAGES
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           September 30, 2003 and March 31, 2003.................................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each of the Three-and Six-
           Month Periods Ended September 30, 2003 and September 30, 2002.........................4

           Condensed Consolidated Statements of Cash Flows
           for Each of the Six-Month Periods
           Ended September 30, 2003 and September 30, 2002.......................................5

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


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................30

  Item 2.  Changes in Securities and Use of Proceeds............................................30

  Item 3.  Defaults on Senior Securities........................................................30

  Item 4.  Submission of Matters to a Vote of Security Holders..................................30

  Item 5.  Other Matters........................................................................30

  Item 6.  Exhibits and Reports on Form 8-K.....................................................30

SIGNATURE  .....................................................................................32



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                 September 30, 2003         March 31, 2003
                                                                --------------------        ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $              6,055       $          6,616
     Trade receivables, net of allowance of $130
       as of September 30, 2003 and March 31, 2003                            1,162                  1,218
     Inventory                                                                3,616                  2,757
     Prepaid and other current assets                                           993                  1,495
                                                               ---------------------      -----------------
          Total current assets                                               11,826                 12,086

Property, plant and equipment, net                                            8,939                 14,279
Intellectual property, net                                                      571                  9,789
                                                               ---------------------      -----------------
Total assets                                                   $             21,336       $         36,154
                                                               =====================      =================
LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                         $                859       $            810
     Accounts payable                                                         2,456                  3,511
     Accrued expenses                                                         2,155                  2,013
 Deferred revenue                                                             1,477                     14
     Grant payable - short term                                               1,815                  1,715
                                                                --------------------        ---------------
Total current liabilities                                                     8,762                  8,063
Grant payable - long term                                                     3,144
Long-term interest                                                            8,232                  6,744
Long-term debt, less current portion                                          5,479                  5,623
Long-term debt to stockholder                                                33,596                 33,242
                                                               ---------------------      -----------------
Total liabilities                                                            59,213                 53,672
                                                               ---------------------      -----------------
Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value,
 authorized, issued, and outstanding 1,000 shares at
 September 30, 2003, liquidation value $10,000                                8,690                      -
                                                               ---------------------      -----------------
Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized:  100,000,000 shares, issued and outstanding:  73,305,679 and 71,722,794 shares
      at September 30, 2003 and March 31, 2003, respectively                     73                     72
Additional paid-in capital                                                  372,718                366,518
Deferred compensation                                                          (162)                  (181)
Notes receivable from stockholder                                            (5,023)                (5,161)
Accumulated deficit                                                        (410,005)              (374,604)
Accumulated other comprehensive loss                                         (4,168)                (4,162)
                                                               ---------------------      -----------------
Total stockholders' equity (deficit)                                        (46,567)               (17,518)
                                                               ---------------------      -----------------
Total liabililities, preferred stock and stockholders'
      equity (deficit)                                         $             21,336       $         36,154
                                                               =====================      =================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                   Three Months Ended September 30,       Six Months Ended September 30,
                                   ----------------------------------   ---------------------------------

                                         2003               2002              2003              2002
                                   ---------------    ---------------   ---------------   ---------------
Revenue:
Licensing and royalty revenue      $           69     $            7    $          625    $            8
Battery and system sales                    2,276                253             3,351               761
                                   ---------------    ---------------   ---------------   ---------------
Total revenues                              2,345                260             3,976               769

Cost of sales:                              4,080              2,713             7,898             5,235
                                   ---------------    ---------------   ---------------   ---------------
Gross profit (loss)                        (1,735)            (2,453)           (3,922)           (4,466)

Operating expenses:
Research and product development            1,835              2,285             3,891             5,083
Marketing                                   1,298                569             2,256             1,352
General and administrative                  2,673              2,730             5,141             5,143
Depreciation and amortization                 770                652             1,558             1,297
Contract settlement charge                  3,046                                3,046
Asset impairment charge                    13,660                  -            13,660                 -
                                   ---------------    ---------------   ---------------   ---------------
Total costs and expenses                   23,282              6,236            29,552            12,875
                                   ---------------    ---------------   ---------------   ---------------
Operating loss                            (25,017)            (8,689)          (33,474)          (17,341)

Interest and other income                      85                 81               165               197
Interest expense                             (913)            (1,005)           (2,025)           (2,128)
                                   ---------------    ---------------   ---------------   ---------------

Net loss                                  (25,845)            (9,613)          (35,334)          (19,272)

Dividends on preferred stock                   50                                   66
Preferred stock accretion                     207                                  207
                                   ---------------    ---------------   ---------------   ---------------
Net loss available to common
stockholders                       $      (26,102)    $       (9,613)   $      (35,607)   $      (19,272)
                                   ===============    ===============   ===============   ===============

Net loss                           $      (25,845)    $       (9,613)   $      (35,334)   $      (19,272)
Other comprehensive loss:
Change in foreign currency
translation adjustments                       (51)              (164)               (6)             (104)
                                   ---------------    ---------------   ---------------   ---------------
Comprehensive loss                 $      (25,896)    $       (9,777)   $      (35,340)   $      (19,376)
                                   ===============    ===============   ===============   ===============
Net loss per share available to
common stockholders                $        (0.36)    $        (0.19)   $        (0.50)   $        (0.37)
                                   ===============    ===============   ===============   ===============
Shares used in computing net
loss per share available
to common stockholders,
basic and diluted                          71,761             51,797            71,745            51,643
                                   ===============    ===============   ===============   ===============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                     Six Months Ended       Six Months Ended
                                                      September 30, 2003    September 30, 2002
                                                     -----------------      ------------------
Cash flows from operating activities:
Net loss                                            $         (35,334)    $           (19,272)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                   1,558                   1,297
Asset impairment charge                                        13,660
Contract settlement charge                                      3,046
Accretion of debt discount and other                              370                     570
Interest income on shareholder note receivable                   (138)                   (138)
Deferred compensation expense                                     423
Changes in operating assets and liabilities:
Trade receivables                                                  55                     286
Other current assets                                              529                     584
Inventory                                                        (860)                   (811)
Accounts payable                                               (1,231)                    515
Accrued expenses and long-term interest                         1,643                     689
Deferred revenue                                                1,463
                                                    ------------------    --------------------
Net cash used in operating activities                         (14,816)                (16,280)
                                                    ------------------    --------------------
Cash flows from investing activities:
Purchases of property, plant & equipment                          (72)                   (809)
Net cash used in investing activities                             (72)                   (809)
                                                    ------------------    --------------------
Cash flows from financing activities:
Proceeds from long-term debt                                      277                   2,600
Other long-term debt                                             (457)                   (469)
Dividends paid                                                    (16)
Proceeds from issuance of preferred stock,
net of issuance costs                                           9,416
Proceeds from stock option exercises                               58
Proceeds from issuance of common stock and warrants,
net of issuance costs                                           4,996                  20,141
                                                    ------------------    --------------------
Net cash provided by financing activities                      14,274                  22,272
                                                    ------------------    --------------------
Effect of foreign exchange rates on cash
and cash equivalents                                               53                     (25)
                                                    ------------------    --------------------
Increase (decrease) in cash and cash equivalents                 (561)                  5,158
Cash and cash equivalents, beginning of period                  6,616                     623
                                                    ------------------    --------------------
Cash and cash equivalents, end of period                        6,055     $             5,781
                                                    ==================    ====================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the condensed financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of September 30, 2003, its condensed consolidated results of operations for each of the three-and six-month periods ended September 30, 2003 and September 30, 2002, and the condensed consolidated cash flows for each of the six-month periods ended September 30, 2003 and September 30, 2002. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2003. The results for the six-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The year-end condensed consolidated balance sheet data as of March 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 2003, the Company's principal sources of liquidity were cash and cash equivalents of $6.1 million and $19 million available under financing commitments with Berg & Berg ($5 million remaining under Berg & Berg's equity line of credit following the Company's drawdown of $5.0 million on September 30, 2003, and $14 million under other financing commitments). As described in Note 4, Financing, in the first quarter of fiscal 2004, the Company consummated a private placement of preferred stock that resulted in approximately $9.4 million of net proceeds. As a result of the Company's success in arranging alternative financing in 2002 and 2003, Berg & Berg has a contractual right to reduce or terminate its remaining $5 million commitment under the equity line of credit. However, Berg & Berg has waived all conditions to funding other than Stephan Godevais remaining as CEO. The equity line of credit expires on March 31, 2004; the Company's right to draw on the line is limited to $5 million per quarter. At September 30, 2003, the Company had commitments for capital expenditures of approximately $97,000.

     At the Company's current level of operations, it is using cash from operations of approximately $6.0 to $9.5 million per quarter. The Company believes that its existing cash and cash equivalents, anticipated cash flows from its operating activities and available financing will be sufficient to fund its current business plan.. The Company's cash requirements may vary materially from those now planned because of changes in its operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. If the Company's working capital requirements and capital expenditures are greater than it expects, it may need to raise additional debt or equity financing in order to provide for its operations. Additionally, if Berg & Berg does not provide the Company additional funding under its commitments, the Company would exhaust its existing sources of liquidity. In such a case, the Company's ability to continue its operations would be dependent on arranging for additional equity or debt financing, which could be difficult to arrange.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION:

     Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when the sale is complete, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon receipt of cash payment from the licensee.

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Accordingly, no compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the second quarter and the first six months of fiscal 2004 and 2003 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):


                                            Three Months Ended        Six Months Ended
                                               September 30,            September 30,
                                             2003         2002         2003      2002
                                         --------------------------  --------------------
Net loss available to common stockholders
  - as reported                             $ (26,102)    $ (9,613)   $(35,607) $(19,272)
Add: stock-based compensation
  expense, net of related taxes                (1,338)      (1,701)     (2,677)   (3,403)
Net loss available to common stockholders
    - pro forma                               (27,440)     (11,314)    (38,284)  (22,675)
Net loss available to common stockholders
 per share - as reported                        (0.36)       (0.19)      (0.50)    (0.37)
Net loss available to common stockholders
 per share, basic and diluted - pro forma       (0.38)       (0.22)      (0.53)    (0.44)



     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first six months of fiscal 2004 and 2003:


                               2004         2003
                            -------------------------
Risk-free Interest Rate       2.49%         2.85%
Expected Life                 5.00 years    4.71 years
Volatility                   109.72%       106.52%
Dividend Yield                  -             -


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

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted SFAS 149 in its second quarter of fiscal year 2004. The adoption did not have a significant impact on its financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in its first quarter of fiscal year 2004, and its adoption did not have a material impact on its financial statements.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities", was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46 in its second quarter of fiscal year 2004, and its adoption did not have a material impact on its financial statements.

     NET LOSS PER SHARE:

     Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three month and six month periods ended September 30 were as follows:

                                      Three Months Ended        Six Months Ended
                                         September 30,            September 30,
                                       2003       2002           2003       2002
                                    -----------------------   ----------------------
Shares reserved for conversion of
Series C preferred stock             2,353,000                 2,353,000
Common stock options
Beginning of period                  8,698,000   7,296,000     8,698,000  7,296,000
Warrants to purchase common stock    2,375,000   3,237,000     2,375,000  3,237,000
                                    -----------------------   ----------------------
Total                               13,426,000  10,533,000    13,426,000 10,533,000
                                    =======================   ======================


4.   FINANCING:

     On June 10, 2003, Berg & Berg committed to provide the Company $10 million in fiscal 2004, increasing its total available remaining financing commitments to $19 million ($5 million remaining under Berg & Berg's equity line of credit, $10 million under this new financing commitment and $4 million under a working capital commitment). The new commitment is conditioned upon negotiation and execution of definitive documents and any necessary shareholder approval under the rules of the NASDAQ SmallCap Market. This issuance will be on competitive terms, which will be finalized as part of the definitive documents.

     On September 30, 2003, the Company drew down $5.0 million from its equity line of credit with Berg & Berg. The proceeds will be used to fund corporate operating needs and working capital. Under the terms of the equity line of credit, the Company issued to Berg & Berg 1,543,925 shares of its restricted common stock at a discount of 15% to the average closing price of common stock for the last five days prior to the purchase date, or approximately $3.23 per share. Under Rule 144 of the Securities Act, these shares are restricted from being traded by Berg & Berg for a period of one year from the date of issuance, unless registered, and thereafter must be traded only in compliance with the volume restrictions imposed by this rule.

     On June 2, 2003, the Company raised $10 million (net proceeds of $9.4 million) through the sale of Series C Redeemable Convertible Preferred Stock and warrants to purchase common stock. The preferred stock is convertible into common stock at $4.25 per share, which represents an 11.3% premium over the closing price of the Company's common stock on May 22, 2003, the date at which the pricing was finalized. The Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share. The preferred stock is redeemable by the holder at the maturity date of December 2, 2004, and upon the occurrence of certain triggering or default events. Net proceeds from the financing are being used for working capital purposes.

5.   INVENTORY:

     Inventory consisted of the following (in thousands) at:

                       September 30, 2003   March 31, 2003
                      -------------------  -----------------
Raw Materials          $          517      $        1,163
Work in Progress                1,394               1,385
Finished Goods                  1,705                 209
                      -----------------    -----------------
                       $        3,616      $        2,757
                      =================    =================


6.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of impairment, consisted of the following (in thousands) at:

                                               September 30, 2003   March 31, 2003
                                              -------------------  ----------------
Building and land                              $     15,212          $   14,573
Leasehold improvements                                   47                  47
Machinery and equipment                              10,532              10,287
Office and computer equipment                           841                 845
Construction in progress                              2,879               2,725
                                              -----------------    ----------------
Total cost before impairment and depreciation        29,511               28,477
Less: accumulated depreciation                      (15,405)             (14,198)
Less: impairment                                     (5,167)                  -
                                              -----------------    ----------------
Total cost, net of impairment and depreciation $      8,939          $    14,279
                                              =================    ================


7.   INTELLECTUAL PROPERTY:

Intellectual property is amortized over 5 years. Intellectual property, consisted of the following (in thousands) at:

                                                     September 30, 2003       March 31, 2003
                                                     ------------------     ------------------
Intellectual properties before impairment            $         13,602       $         13,602
Less: accumulated amortization                                 (4,538)                (3,813)
Less: Impairment                                               (8,493)
                                                     ------------------     ------------------
Intellectual properties, net                         $            571       $          9,789
                                                     ==================     ==================



Amortization expense on intellectual property at September 30, 2003 will be as follows (in thousands):

                 Fiscal Year
            --------------------
             Remainder of 2004                   $  57
                   2005                            114
                   2006                            114
                   2007                            114
                   2008                            114
                Thereafter                          57
                                            -----------
                                                 $ 571
                                            ===========

Amortization expense for each of the three months ended September 30, 2003 and September 30, 2002 was approximately $362,000. The amounts charged to amortization expense for each of the six months ended September 30, 2003 and September 30, 2002 was $725,000.

8.   DEBT TO STOCKHOLDER:

                                     September 30,       March 31,
                                         2003              2003
                                    --------------     -------------
                                              (in thousands)
     2001 Loan balance                   $20,000          $20,000
     1998 Loan balance                    14,950           14,950
     Unaccreted debt discount             (1,354)          (1,708)
                                    --------------     -------------
Balance                                  $33,596          $33,242
                                    ==============     =============


     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of September 30, 2003, accrued interest on the loan totaled $2,650,000, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2,768,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through September 30, 2003, a total of $1,414,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended September 30, 2003 and September 30, 2002 were $409,000 and $331,000, respectively. The amounts charged to interest expense on the outstanding balance of the loan for the six-month periods ended September 30, 2003 and September 30, 2002 were $813,000 and $673,000, respectively.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of September 30, 2003, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at September 30, 2003). Effective December 31, 2001, the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of September 30, 2003, accrued interest on the loan totaled $5,426,000, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2,159,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of September 30, 2003, a total of $2,159,000 has been accreted. The amount charged to interest expense for each of the three-month periods ended September 30, 2003 and September 30, 2002 was $339,000. The amount charged to interest expense for each of the six-month periods ended September 30, 2003 and September 30, 2002 was $675,000.

9.   COMMITMENTS AND CONTINGENCIES:

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which time if a customer were to return the purchased product due to a product performance issue, the Company would provide a replacement unit. The Company has established its initial product warranty reserves as 10% of N-Charge(TM) Power System sales. The Company will adjust the percentage based on actual experience for future warranty provisions. In addition, the Company has established a reserve for its 30 day right of return policy under which a customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's N-Charge(TM) Power System sales. The total warranty liability as of September 30, 2003 is $301,000.

     Product warranty liabilities for the six month period ended September 30, 2003 and for the year ended March 31, 2003 are as follows (in thousands):

                       September 30, 2003   March 31, 2003
                      -------------------  -----------------

Beginning balance        $      123          $       35
  Less: claims                 (148)                (26)
  Plus: accruals                326                 114
                      -----------------    -----------------
Ending Balance           $      301          $      123
                      =================    =================

     LITIGATION:

     The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

     GRANTS:

     Beginning in 1994, the Company has received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions and the Company's desire to obtain unencumbered access to all of its equipment for transfer to the Baoding Fengfan-Valence Battery Company joint venture or for sale, on August 1, 2003 the Company reached agreement with INI to terminate the Letter of Offer, pursuant to which the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years (with an agreement by INI not to short the Company's common stock at any time and not to trade the restricted common stock received for at least one year from the respective payment dates). The Company had previously accrued a $1.7 million liability with respect to the INI claim, and accrued an additional liability of $3 million in its fiscal quarter ended September 30, 2003.

10.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     On June 2, 2003, the Company issued 1,000 shares of Series C Redeemable Convertible Preferred stock ("Series C") and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9,416,000. Holders of the Series C stock are entitled to receive dividends at an annual rate of 2%, paid quarterly in cash or common stock. The Series C stock is convertible to the Company's common stock at $4.25 per share, which represents a premium of 11.3% over the closing price of the Company's common stock on May 22, 2003, the date at which the financial terms of the placement were set. The Company has the right to force conversion of the Series C preferred stock if the average of the volume weighted average price of the Company's common stock for a ten consecutive day trading period is at or above $6.38. The Series C stock matures on December 2, 2004, unless converted to the Company's common stock prior to that date. The costs of issuance of the Series C stock were $584,000, consisting of investment banking and legal fees. These costs were deducted from the gross proceeds.

     In connection with the issue of the Series C preferred stock, the Company issued to the Series C holder warrants to purchase 352,900 shares of the Company's common stock. The warrants are exercisable at a purchase price of $5.00 per share and expire in June 2008. The warrants were valued at $1,029,000 using the Black-Scholes valuation model. The warrants were recorded to additional paid in capital at their relative fair value to the Series C stock of 9%, or $933,199, and will accrete using the effective yield method over the eighteen-month period of the Series C stock.

11.  RELATED PARTY TRANSACTIONS:

     In March 2002, the Company obtained a $30 million equity line of credit with Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder in the Company. At September 30, 2003, there was $5.0 million remaining on this equity line of credit. The Company's financing commitment with Berg & Berg enables it to access up to $5.0 million per quarter (but no more than $30.0 million in the aggregate) in equity capital over the two years following the date of the commitment. This commitment was approved by stockholders at the Company's 2002 annual meeting held on August 27, 2002. In exchange for any amounts funded pursuant to this new agreement, the Company will issue to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company has agreed to register any shares it issues to Berg & Berg under this commitment. As a result of the Company's success in arranging alternative financing in 2002 and 2003, Berg & Berg has a contractual right to reduce or terminate its remaining $5 million commitment under the equity line of credit. However, Berg & Berg has waived all conditions to funding other than Stephan Godevais remaining as CEO. The equity line of credit expires on March 31, 2004 and the Company's right to draw on the line is limited to $5 million per quarter.

     On January 1, 1998, the Company granted options to Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of September 30, 2003, amounts of $3,453,000 and $1,569,000 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and had been paid through March 4, 2003.

12.  GEOGRAPHIC INFORMATION:

     The Company conducts its business in two geographic segments.

     Long lived asset information by geographic area at September 30, 2003 and March 31, 2003 is as follows (in thousands):

                                   September        March 31,
                                   30, 2003           2003
                                --------------   --------------
        United States                  $3,752            $4,930
        International                   5,758            19,138
                                --------------   --------------
        Total                          $9,510           $24,068
                                ==============   ==============

     Revenues by geographic area for the three-month periods and six-month periods ended September 30, 2003 and September 30, 2002 are as follows (in thousands):


                  Three months ended September 30,    Six months ended September 30,
                        2003            2002               2003           2002
                  --------------  ---------------     -------------   --------------
United States         $ 1,905          $ 171             $ 2,817          $ 448
International             440             89               1,159            321
                  --------------  ---------------     -------------   --------------
Total                 $ 2,345          $ 260             $ 3,976          $ 769
                  ==============  ===============     =============   ==============



13.  JOINT VENTURE:

     On July 9, 2003, Boading Fengfan-Valence Battery Company, a joint venture between the Company and Fengfan Group, Ltd. ("Fengfan") was formed. On July 21, 2003, the Company announced that the joint venture had been granted a business license for operations in China. The purpose of the joint venture is to provide low cost manufacturing of the Company's Saphion(TM) Lithium-ion batteries in China. Under the terms of the joint venture agreement, the Company will contribute capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years as well as the land and facility needed for manufacturing operations.

14.  FACILITY CLOSING:

     On August 13, 2003, the Company announced successful qualification of its OEM manufacturer in China, ATL, for Saphion products. Additionally, the Company announced its plans to transition manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions. The Company expects the transition to be completed by the end of calendar 2003. The Company anticipates that manufacturing equipment will begin to move from Northern Ireland to China in its fiscal quarter ending March 31, 2004. The Company estimates that the costs related to its transfer of manufacturing from its Northern Ireland facility will range from $1.5 million to $2.0 million.

15.  IMPAIRMENT CHARGE:

     An impairment charge of approximately $13.7 million was recorded during the fiscal quarter, ended September 30, 2003. The charge was recorded pursuant to FASB Statement No. 144 OAccounting for Impairment or Disposal of Long-Lived Assets.O During the second fiscal quarter the Company completed qualification of its OEM manufacturer in China, ATL, for Saphion products. In addition, the Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. (OFengfanO). The Company is in the process of transitioning all high volume manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions during the remainder of calendar 2003. The Northern Ireland facility will operate through the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.

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

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED HEREIN AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K AS OF AND FOR THE YEAR ENDED MARCH 31, 2003. THE RESULTS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2004.

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

     In February 2002, we unveiled our Saphion(TM) technology, a lithium-ion technology that utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants (PDAs). We believe that Saphion(TM) technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion(TM) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies. Therefore, we believe that we can broaden the use of lithium outside its primary applications into such products as back-up power systems, vehicles, and power tools, among others.

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

     We introduced our first product based on our Saphion(TM) technology, the N-Charge(TM) PowEr System, in February 2002. The N-Charge(TM) Power System is a rechargeable battery system thaT provides supplemental battery power for a wide variety of portable electronic devices. Since the introduction of the N-Charge(TM) Power System, we have focused our efforts and have been successful in marketing the N-Charge(TM) Power System to national retailers, top tier computer companies and resellers in an effort to validate our Saphion(TM) technology. In February 2003, we introduced our first large format energy storage system powered by our Saphion(TM) technology, the K-Charge(TM) Power System. The K-Charge(TM) Power System is engiNeered specifically for large format applications such as those required by the telecommunications, industrial, vehicular and utility markets. It is currently in a prototype stage and is being offered to customers for evaluation and customization for specific product requirements.

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

     Historically, our polymer batteries have been primarily manufactured at our manufacturing facility in Northern Ireland. We have an OEM arrangement with a Chinese manufacturing facility and have utilized the OEM manufacturer's capabilities for certain cobalt-oxide based products over the last several quarters. In August 2003, we announced the qualification of our OEM to manufacture our Saphion(TM) products. In July 2003, we announced the grant of a Chinese business license for our manufacturing joint venture in China with Fengfan Group, Ltd. ("Fengfan"). Under the terms of the joint venture agreement, we will contribute capital equipment, a nonexclusive license to our technology, and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years as well as the land and facility needed for manufacturing operations. We intend to transition manufacturing from our Northern Ireland facility to China and other low-cost manufacturing regions during the remainder of calendar 2003. We will maintain a presence in Northern Ireland to manage European sales and marketing activities and support our contract manufacturing partnerships and joint venture company.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. Our accounting policies are described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in "Part 1 -- Financial Information, Item 1 - Financial Statements." The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition and impairment of long-lived assets.

REVENUE RECOGNITION: Revenues are generated from sales of products including batteries and battery systems, and licensing fees and royalties per technology license agreements. Product sales are recognized when the sale is complete, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped are recorded as deferred revenue and reflected as a liability on our balance sheet. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon receipt of cash payment from the licensee.

IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made. See Note 14, Impairment Charge, regarding impairment of tangible and intangible assets.

                              RESULTS OF OPERATIONS

THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2003 (SECOND QUARTER OF FISCAL 2004) AND SEPTEMBER 30, 2002 (SECOND QUARTER OF FISCAL 2003)

BATTERY AND SYSTEM SALES: Battery and system sales increased by $2 million, or 800%, to $2.3 million for the quarter ended September 30, 2003 from $253,000 for the quarter ended September 30, 2002. Revenue from battery and system sales increased by $2.6 million, or 340%, to $3.4 million for the first half of fiscal 2004 from $761,000 for the first half of fiscal 2003. Increases in battery and system sales were primarily due to the establishment and initial penetration of retail and reseller channels for our N-Charge(TM) Power system product as well as growing sales volumes achieved through our on-line store. Total product shipments for the first six months of fiscal 2004 totaled $4.9 million representing an increase of approximately 550% over the corresponding period in fiscal 2003. Product shipments to resellers that are subject to right of return, price protection, or stock balancing are recorded on the balance sheet as deferred revenue. In addition, we have established a reserve for our 30 day right of return policy.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for technology developed in-house and acquired from Telcordia Technologies, Inc. Licensing and royalty revenue totaled $69,000 and $625,000 for the three and six month periods ended September 30, 2003, respectively, and was primarily related to license fees and royalties payments from Amperex Technology Limited. Licensing and royalty revenue totaled $7,000 and $8,000 for the three and six month periods ended September 30, 2002, respectively. We continue to pursue licensing of both our process and chemistry patent portfolios.

COST OF SALES. Cost of sales consists primarily of expenses incurred to manufacture battery and system products. Costs of sales totaled $4.1 million and $2.7 million for the second quarters of fiscal 2004 and 2003, respectively. Costs of sales totaled $7.9 million and $5.2 million for the six month periods ended September 30, 2003 and September 2002, respectively. Increases in costs of sales were largely due to increased product sales. Such increases were partially offset by lower inventory adjustments recorded in the second quarter of fiscal 2003 as a result of a technical issue announced and resolved during the quarter. We maintained a negative gross margin on our sales in all periods due to insufficient production and sales volumes to facilitate the coverage of our indirect and fixed costs, primarily from continued operations of our Northern Ireland manufacturing facility. We expect cost of sales to continue to decrease as a percentage of sales as production volumes continue to increase and as we implement lower cost OEM manufacturing and complete our transition of manufacturing to China.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our battery and product research and development. Research and product development expenses decreased by $450,000, or 20%, to $1.8 million for the second quarter of fiscal 2004 from $2.3 million for the second quarter of fiscal 2003. Research and product development expenses decreased by $1.2 million, or 23%, to $3.9 million for the six months ended September 30, 2003 from $5.1 million for the six months ended September 30, 2002. Decreases in research and development expenses were primarily due to a reduction in headcount and related costs as a result of our reorganization that took place in the third quarter of fiscal 2003.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses totaled $1.3 million and $569,000 for the second quarters of fiscal 2004 and 2003, respectively. Marketing expenses totaled $2.3 million and $1.3 million for the first half of fiscal 2004 and 2003, respectively. Increases were due to increased staffing, advertising and promotions to support brand awareness and expansion of channels to sell our N-Charge(TM) power system and Saphion(TM) products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal, and corporate related expenses. General and administrative expenses totaled $2.7 million for the second fiscal quarters of both 2004 and 2003. General and administrative expenses totaled $5.1 million for both six month periods ended September 30, 2003 and 2002.

IMPAIRMENT CHARGE: During the second quarter of fiscal 2004, we recorded an impairment charge of approximately $13.7 million. The charge was recorded pursuant to FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". During the second quarter of fiscal 2004, we arrived at our decision to transfer manufacturing from our Northern Ireland facility to low-cost manufacturing regions, including China. Additionally, we continued to progress in our development of our cylindrical battery construction technology and expect continued emphasis on the licensing and manufacturing of our cylindrical technology to the detriment of the licensing and manufacturing of our stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, we determined that the future cash flows expected to be generated from assets in our Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. The impairment charge was recorded against property, plant, and equipment and intellectual property with a carrying value of $19.5 million to recognize these assets at their fair value. Fair value was determined based on estimated future cash flows to be generated by these assets, discounted at our market rate of interest of 8%.

CONTRACT SETTLEMENT CHARGE: During the second quarter of fiscal 2004, we recorded a contract settlement charge of $3.0 million. Beginning in 1994, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions and our desire to obtain unencumbered access to all of its equipment for transfer to the Baoding Fengfan-Valence Battery Company joint venture or for sale, on August 1, 2003 we reached agreement with INI to terminate the Letter of Offer, pursuant to which the INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years (with an agreement by INI not to short the Company's common stock at any time and not to trade the restricted common stock received for at least one year from the respective payment dates). We had previously accrued a $1.7 million liability with respect to the INI claim, and recorded a $3 million contract settlement expense in our September 30, 2003 fiscal quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $770,000 and $652,000 for the second fiscal quarters of 2004 and 2003, respectively, and $1.6 million and $1.3 million for the six-month periods ended September 30, 2003 and 2002, respectively. The increase in depreciation resulted from placement of installed machinery into service at our Northern Ireland manufacturing facility in late fiscal 2003. We expect depreciation expense to decrease in future quarters as a result of the impairment charge recorded in the second quarter of fiscal 2004.

INTEREST AND OTHER INCOME. Interest and other income totaled $85,000 and $81,000 for the second fiscal quarters of 2004 and 2003, respectively. Interest and other income totaled $165,000 and $197,000 for the six month periods ended September 30, 2003 and 2002, respectively.

INTEREST EXPENSE. Interest expense relates to mortgages on our Northern Ireland facility as well as interest on our long-term debt to stockholder. Interest expense was $913,000 for the fiscal quarter ended September 30, 2003 and $1.0 million for the fiscal quarter ended September 30, 2002. Interest expense was $2.0 million and $2.1 million for the first half of fiscal 2004 and 2003, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, our principal sources of liquidity were cash and cash equivalents of $6.1 million, $19 million available under financing commitments with Berg & Berg ($5 million remaining under Berg & Berg's equity line of credit following the Company's drawdown of $5.0 million on September 30, 2003 and $14 million under additional financing commitments discussed below.

     Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute on our current business plan. Our current business plan contemplates that we will realize increases in cash flow from the sale of our Henderson, Nevada and Mallusk, Northern Ireland facilities, projected increases in product sales and licensing revenue, introduction of new and enhanced products that have improved gross profit margins, and further cash flow benefits from continued reductions in our administrative and manufacturing costs, while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in fiscal 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. If we are unable to realize our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

     On June 2, 2003 we raised net proceeds of approximately $9.4 million through the sale of one thousand shares of newly issued Series C Preferred Stock to an unaffiliated investor. The Series C Preferred Stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On the maturity date, we will redeem for cash any unconverted shares of the Series C Preferred Stock at their stated value plus any accrued and unpaid dividends. Our current business plan contemplates conversion of all shares of Series C Preferred Stock prior to their maturity date. If the Series C Preferred Stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

Currently, we do not have material sales to meet our operating needs, and current sales are made at negative gross profit. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. As a result of our success in arranging alternative financing in 2002 and 2003, Berg & Berg has a contractual right to reduce or terminate its remaining $5 million commitment under the equity line of credit. Berg & Berg has waived all conditions to funding other than Stephan Godevais remaining as CEO. The equity line of credit expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter.

     Of the remaining $14 million in commitments from Berg & Berg, $10.0 million is subject to completion of definitive documentation and any required stockholder approval.

     At September 30, 2003, we had commitments for capital expenditures for the next 12 months of approximately $97,000 relating to the production of tooling and equipment for manufacturing battery products. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated.

     We used net cash from operations for the first six months of fiscal 2004 and 2003 of $14.8 million and $16.3 million, respectively. The cash used for the first two quarters of our fiscal 2004 operating activities was due primarily to working capital requirements, net loss and the add back of non-cash expenses, including depreciation and amortization, accretion of debt discount, and compensation related to issuance of stock options. The decrease in the first six months of fiscal 2004 operating cash requirements was due to lower net working capital requirements.

     We used $72,000 and $809,000 in investing activities during the first two quarters of fiscal 2004 and 2003, respectively. The decrease in first half of fiscal 2004 investing activities was due to the substantial completion of our Northern Ireland facility.

     We obtained cash from financing activities of $14.3 million and $22.3 million during the first six months of fiscal 2004 and 2003, respectively.

     As a result of the above, we had a net decrease in cash and cash equivalents of $561,000 during the first six months of fiscal 2004 and a net increase of $5.2 million for the first six months of fiscal 2003.

     As of September 30, 2003, our short term and long-term debt obligations, including long term interest, were $859,000 and $47.3 million, respectively. During fiscal 2002, we reached an agreement with Berg & Berg to extend the maturity date of our loan agreement with the loan balance of $14.95 million and accrued interest of $4.8 million from August 30, 2002 to September 30, 2005.

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

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted SFAS 149 in its second quarter of fiscal year 2004. The adoption did not have a significant impact on its financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in its first quarter of fiscal year 2004, and its adoption did not have a material impact on its financial statements.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities", was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46 in its second quarter of fiscal year 2004, and its adoption did not have a material impact on its financial statements.

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

                          RISKS RELATED TO OUR BUSINESS

EXECUTION OF OUR BUSINESS PLAN WITH OUR CURRENT AVAILABLE CAPITAL.

At September 30, 2003, our principal sources of liquidity were cash and cash equivalents of $6.1 million and $5.0 million available under an equity line financing commitment (subject to conditions discussed below), a total of $14 million of funding commitments, from Berg & Berg Enterprises, LLC, an entity controlled by Carl E. Berg, a director and principal stockholder of ours. Of the additional $14 million of commitments, $10 million is subject to completion of definitive documentation and any required stockholder approval.

Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute on our current business plan without the need for additional financing. Our current business plan contemplates that we will realize increases in cash flow from the sale of our Henderson, Nevada and Mallusk, Northern Ireland facilities, projected increases in product sales and licensing revenue, introduction of new and enhanced products that have improved gross profit margins, and further cash benefits from continued reductions in our administrative and manufacturing costs, while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in fiscal 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. If we are unable to execute on all aspects of our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

On June 2, 2003 we raised net proceeds of approximately $9.4 million through the sale of one thousand shares of newly issued Series C Preferred Stock. The Series C Preferred Stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. The preferred stock is convertible into common stock at $4.25 per share, and the Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share. On the maturity date, we will redeem for cash any unconverted shares of the Series C Preferred Stock at their stated value plus any accrued and unpaid dividends. We may also be required to redeem for cash any unconverted shares prior to the maturity date upon the occurrence of certain default events. If the Series C Preferred Stock shares have not been converted by the maturity date (or we are required to redeem the shares prior to the maturity date), we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

Currently, we do not have material sales to meet our operating needs. Consequently, we are dependent on Berg & Berg's continued willingness to fund our continued operations. Pursuant to the terms of the equity line financing commitment, as a result of the offerings we completed in April 2002 and June 2003, Berg & Berg may elect to reduce or eliminate its remaining commitment of $5 million. Berg & Berg has not elected to reduce its commitment to date. Further, the commitment expires on March 31, 2004 and our right to draw down on the line is limited to $5 million per quarter and is further conditioned on Stephan Godevais remaining as CEO.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since inception in 1989 and had an accumulated deficit of $410.2 million as of September 30, 2003. We have working capital of $3.1 million as of September 30, 2003, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of material sales. We expect to continue to incur operating losses and negative cash flows during fiscal 2004, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF OUR SAPHION(TM) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success is dependent on the acceptance of our batteries and the products using our batteries in their markets. We may have technical issues that arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If our customers or we are unable to gain any significant market acceptance for Saphion(TM) technology based batteries, our business will be adverseLY affected. It is too early to determine if Saphion(TM) technology based batteries will achieVE significant market acceptance.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BROUGHT AGAINST US COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND, AND IF ANY OF OUR PRODUCTS OR PROCESSES IS FOUND TO BE INFRINGING, WE MAY NOT BE ABLE TO PROCURE LICENSES TO USE PATENTS NECESSARY TO OUR BUSINESS AT REASONABLE TERMS, IF AT ALL.

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

THERE IS A POTENTIAL SALES-CHANNEL CONFLICT BETWEEN OUR FUTURE TECHNOLOGY LICENSEES AND US.

Our Saphion(TM) technology licensing strategy, our introduction of products using SaphioN(TM) technology in retail sales channels, and our acquisition of the Telcordia Technologies, Inc.'s intellectual property assets have added significant diversity to our overall business structure and our opportunities. We recognize that there is potential for a conflict among our sales channels and those of our future technology licensees. If these potential conflicts do materialize, we may not be able to mitigate the effect of a conflict that, if not resolved, may impact our results of operations.

OUR FAILURE TO COST-EFFECTIVELY MANUFACTURE BATTERIES IN COMMERCIAL QUANTITIES, WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS, COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to reduce our manufacturing costs, which we intend to do through the effective utilization of OEM partners. We have recently entered into a manufacturing OEM relationship with a Chinese manufacturing facility. In addition, we have recently formed a manufacturing joint venture in China. This is part of our strategic plan to transition during the remainder of calendar 2003 all of our high volume manufacturing to China and other low cost manufacturing areas. We have completed the qualification of the OEM manufacturer but have not yet ordered or received product in commercial quantities. The joint venture will need to construct a manufacturing facility (using, in part, the technology and equipment contributed by us) before it is able to manufacture batteries. In the interim, we are closing our Northern Ireland manufacturing facility because of its high cost of manufacturing. We expect to have sufficient inventory on hand at the time of closure to meet our anticipated customer demand for the immediate future. However, if our OEM partner is unable to manufacture product in commercial quantities on a timely and efficient basis and/or manufacturing joint venture suffers delays in constructing its facility, or fails to timely and efficiently manufacture product, we could lose our current customers and fail to attract future customers.

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the first six months of fiscal 2004, two customers, Best Buy and Amperex Technology Limited, each contributed more than 10% of revenue. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each contributed more than 10% of total revenues. During fiscal 2002, four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each contributed more than 10% of total revenues. For fiscal 2001, four customers Alliant Techsystems Inc., MicroEnergy Technologies Inc., Moltech Corporation, and Qualcomm, each contributed more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

In the event of a short circuit or other physical damage to an oxide-based battery, a reaction may result with excess heat or a gas being generated and released. If the heat or gas is not properly released, the battery may be flammable or potentially explosive. We could, therefore, be exposed to possible product liability litigation. In addition, our batteries incorporate potentially dangerous materials, including lithium. It is possible that these materials may require special handling or that safety problems may develop in the future. We are aware that if the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Battery pack assemblers using batteries incorporating technology similar to ours include special safety circuitry within the battery to prevent such a dangerous condition. We expect that our customers will have to use a similar type of circuitry in connection with their use of our oxide-based products.

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

WE DEPEND UPON THE CONTINUED OPERATION OF OUR NORTHERN IRELAND FACILITY. OPERATIONAL PROBLEMS AT THIS FACILITY COULD HARM OUR BUSINESS.

Until we successfully transition our manufacturing operations to China and other low cost manufacturing areas, our revenues are dependent upon the continued operation of our manufacturing facility in Northern Ireland through December 2003. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, we have obtained permits to conduct our business as currently operated at the facility. If the facility were destroyed and rebuilt, there is a possibility that these permits would not remain effective at the current location, and we may not be able to obtain similar permits to operate at another location. The occurrence of these or any other operational problems at our Northern Ireland facility may harm our business.

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

o import and export licensing requirements in Northern Ireland or other countries including China where we intend to conduct business may reduce or eliminate our ability to sell or license in certain markets; and

o political and economic instability in Northern Ireland or other countries including China where we intend to conduct business may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries.

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

At the present time, international, federal, state or local law does not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future, which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium ion batteries is regulated both internationally and domestically. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (IATA), our N-ChargeTM system currently falls within the level such that it is no longer exempt and now requires a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the UN guidelines. At present it is not known if or when the proposed regulations would be adopted by the US. While we fall under the equivalency levels for the US and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of November 7, 2003, our officers, directors and their affiliates as a group beneficially owned approximately 35.6% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 32.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

Our board of directors has the authority, without any action by the outside stockholders, to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to those of our common stock. The rights of the holders of our capital stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may decrease the market price, and infringe upon the voting and other rights of the holders, of our common stock.

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of the Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On November 7, 2003, the closing price of our common stock was $4.01. If we are not able to maintain the requirements for continued listing on the NASDAQ SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 73,305,679 shares of common stock as of September 30, 2003. In addition, at September 30, 2003, we had 12,625,845 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to 2,352,942 shares of our common stock (based on a conversion price of $4.25) and up to 352,900 shares in upon exercise of the related warrant issued on June 2, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48 "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2003. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We have long-term debt, in the form of two building mortgages, which bear interest at adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.25% and 5.5%, respectively at September 30, 2003). We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at

1% above the lenders borrowing rate (9% at September 30, 2003) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for our long-term debt.

                        2004        2005        2006        2007        2008      THEREAFTER    TOTAL
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                  (dollars in thousands)
Liabilities:
Fixed rate debt:         --           --        20,000        --          --           --       20,000
Variable rate debt       422         885        15,889        996       1,056        2,040      21,288


Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 2003, we sold 1,543,925 shares of our restricted common stock at an aggregate price of $5.0 million to Berg & Berg, an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The single purchaser is a knowledgeable and sophisticated investor with access to all relevant information necessary to evaluate its investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 28, 2003, we held an annual meeting of our stockholders for the fiscal year ended March 31, 2003. Our stockholders voted on the following matters at the annual meeting:

     (i) The following individuals were elected as our directors for terms expiring at our 2004 annual meeting of stockholders (there were no votes against or broker non-votes):

        NOMINEE                     VOTES IN FAVOR      VOTES ABSTAINED

        Carl E. Berg                  68,858,105            731,943
        Stephan B. Godevais           68,837,730            752,318
        Bert C. Roberts, Jr.          68,878,553            711,495
        Alan F. Shugart               68,877,343            712,705

     (ii) Approval of an amendment to our 2000 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under that plan by 1,000,000. There were no broker non-votes.

           VOTES IN FAVOR             VOTES AGAINST          VOTES ABSTAINED

             67,520,578                 1,951,440                118,030

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Joint Venture Contract with Fengfan Group Limited Liability Company dated July 8, 2003.

10.2 Contract for Technology Investment with Baoding Fengfan
     Group Limited Liability Company and Baoding Fengfan-Valence Battery Co., Ltd. dated July 8, 2003.

10.3 Export Sales Contract with Baoding Fengfan-Valence Battery Co., Ltd. dated July 8, 2003.

10.4 Equipment Contribution Contract with Baoding Fengfan Group Limited Liability Company dated July 8, 2003.

10.5 Amended Employment Agreement with Stephan Godevais dated September 15,
     2003.

10.6 Amended Employment Agreement with Joseph Lamoreux dated September 18, 2003.

10.7 Amended Employment Agreement with Terry Standefer dated September 18, 2003.

31.1 Rule 13a-14/15d-14(a) Certifications.

32.1 Section 1350 Certifications.

(b)  Reports on Form 8-K:


     (1) Report on Form 8-K, filed August 14, 2003, disclosing under Item 5 and 7 our press releases issued on June 25, 2003, July 21, 2003 and August 13, 2003 and disclosing under Item 12 our condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss, each for the quarter ended June 30, 2003.

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

EXHIBIT INDEX

EXHIBIT NO.

10.1 Joint Venture Contract with Fengfan Group Limited Liability Company dated July 8, 2003.

10.2 Contract for Technology Investment with Baoding Fengfan
     Group Limited Liability Company and Baoding Fengfan-Valence Battery Co., Ltd. dated July 8, 2003.

10.3 Export Sales Contract with Baoding Fengfan-Valence Battery Co., Ltd. dated July 8, 2003.

10.4 Equipment Contribution Contract with Baoding Fengfan Group Limited Liability Company dated July 8, 2003.

10.5 Amended Employment Agreement with Stephan Godevais dated September 15,
     2003.

10.6 Amended Employment Agreement with Joseph Lamoreux dated September 18, 2003.

10.7 Amended Employment Agreement with Terry Standefer dated September 18, 2003.

31.1 Rule 13a-14 and 15d-14(a) Certifications.

32.1 Section 1350 Certifications.