Form 10-Q
period 2003-12-31
VALENCE TECHNOLOGY INC
filed 2004-02-17
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

                                    Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.001 par value                        75,288,843
--------------------------------            ---------------------------------
           (Class)                          (Outstanding at February 6, 2004)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2003


                                      INDEX

                                                                                             PAGES
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           December 31, 2003 and March 31, 2003..................................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each of the Three-and Nine-
           Month Periods Ended December 31, 2003 and December 31, 2002...........................4

           Condensed Consolidated Statements of Cash Flows
           for Each of the Nine-Month Periods
           Ended December 31, 2003 and December 31, 2002.........................................5

           Notes to Condensed Consolidated Financial Statements..................................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................33

  Item 4.  Controls and Procedures..............................................................33


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................34

  Item 2.  Changes in Securities and Use of Proceeds............................................34

  Item 3.  Defaults on Senior Securities........................................................34

  Item 4.  Submission of Matters to a Vote of Security Holders..................................34

  Item 5.  Other Information....................................................................34

  Item 6.  Exhibits and Reports on Form 8-K.....................................................34

SIGNATURE  .....................................................................................35



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                   December 31, 2003     March 31, 2003
                                                                   -----------------    -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                          $        7,468        $       6,616
 Trade receivables, net of allowance of $130
  as of December 31, 2003 and March 31, 2003                                 1,325                1,218
 Inventory                                                                   2,491                2,757
 Prepaid and other current assets                                            1,003                1,495
                                                                   -----------------    -----------------
  Total current assets                                                      12,287               12,086

Property, plant and equipment, net                                           8,058               14,279
Intellectual property, net                                                     542                9,789
                                                                   -----------------    -----------------
  Total assets                                                      $       20,887        $      36,154
                                                                   =================    =================

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Current portion of long-term debt                                  $          946        $         810
 Accounts payable                                                            3,168                3,511
 Accrued expenses                                                            3,000                2,013
 Deferred revenue                                                            1,484                   14
 Grant payable - short term                                                  1,753                1,715
                                                                   -----------------    -----------------
  Total current liabilities                                                 10,351                8,063

Grant payable - long term                                                    3,036                    -
Long-term interest                                                           8,972                6,744
Long-term debt, less current portion                                         5,646                5,623
Long-term debt to stockholder                                               33,772               33,242
                                                                   -----------------    -----------------
  Total liabilities                                                         61,777               53,672
                                                                   -----------------    -----------------

Minority interest in joint venture                                           2,537                    -
                                                                   -----------------    -----------------

Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, issued, and outstanding at December 31, 2003,
 liquidation value $10,000                                                   8,845                    -
                                                                   -----------------    -----------------

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized:  100,000,000 shares, issued and outstanding:  74,906,078 and 71,722,794 shares
  at December 31, 2003 and March 31, 2003, respectively                         75                   72
Additional paid-in capital                                                 377,993              366,518
Deferred compensation                                                         (189)                (181)
Notes receivable from stockholder                                           (5,092)              (5,161)
Accumulated deficit                                                       (420,955)            (374,604)
Accumulated other comprehensive loss                                        (4,104)              (4,162)
                                                                   -----------------    -----------------
 Total stockholders' deficit                                               (52,272)             (17,518)
                                                                   -----------------    -----------------

 Total liabililities, preferred stock and stockholders' deficit     $       20,887        $      36,154
                                                                   =================    =================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                         Three Months Ended December 31,  Nine Months Ended December 31,
                                         -------------------------------  -------------------------------
                                             2003             2002            2003             2002
                                         --------------  ---------------  --------------   --------------
Revenue:
 Licensing and royalty revenue             $        81       $       45      $      706       $       53
 Battery and system sales                        2,597              593           5,948            1,354
                                         --------------  ---------------  --------------   --------------
  Total revenues                                 2,678              638           6,654            1,407

Cost of sales:                                   4,526            2,460          12,424            7,695
                                         --------------  ---------------  --------------   --------------
Gross profit (loss)                             (1,848)          (1,822)         (5,770)          (6,288)

Operating expenses:
 Research and product development                2,411            1,982           6,302            7,065
 Marketing                                       1,218              749           3,474            2,101
 General and administrative                      3,128            2,468           8,269            7,611
 Depreciation and amortization                     286              662           1,844            1,959
 Gain on disposal of assets                        (21)             (20)            (21)             (20)
 Restructuring charge                              926                -             926                -
 Contract settlement charge                          -                -           3,046                -
 Asset impairment charge                             -                -          13,660                -
                                         --------------  ---------------  --------------   --------------
  Total costs and expenses                       7,948            5,841          37,500           18,716
                                         --------------  ---------------  --------------   --------------
Operating loss                                  (9,796)          (7,663)        (43,270)         (25,004)

Minority interest in joint venture                   5                -               5                -
Cost of warrants                                  (181)               -            (181)               -
Interest and other income                           99               87             264              284
Interest expense                                (1,027)            (987)         (3,052)          (3,115)
                                         --------------  ---------------  --------------   --------------

Net loss                                       (10,900)          (8,563)        (46,234)         (27,835)

Dividends on preferred stock                        50                -             116                -
Preferred stock accretion                          156                -             363                -
                                         --------------  ---------------  --------------   --------------

Net loss available to common stockholders  $   (11,106)     $    (8,563)    $   (46,713)     $   (27,835)
                                         ==============  ===============  ==============   ==============

 Net loss                                  $   (10,900)     $    (8,563)    $   (46,234)     $   (27,835)
Other comprehensive loss:
 Change in foreign currency
 translation adjustments                            67              270              61              166
                                         --------------  ---------------  --------------   --------------
  Comprehensive loss                       $   (10,833)     $    (8,293)    $   (46,173)     $   (27,669)
                                         ==============  ===============  ==============   ==============

Net loss per share available to
 common stockholders                       $     (0.15)     $     (0.14)    $     (0.65)     $     (0.50)
                                         ==============  ===============  ==============   ==============
Shares used in computing net loss
 per share available to common
 stockholders, basic and diluted                73,515           62,864          72,335           55,383
                                         ==============  ===============  ==============   ==============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                    Nine Months Ended    Nine Months Ended
                                                    December 31, 2003    December 31, 2002
                                                    ------------------   ------------------
Cash flows from operating activities:
 Net loss                                             $       (46,234)      $      (27,835)
Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization                                  1,844                1,959
 Asset impairment charge                                       13,660                    -
 Contract settlement charge                                     3,046                    -
 Restructuring charge                                             926                    -
 Cost of warrants                                                 181                    -
 Accretion of debt discount and other                             521                  747
 Interest income on stockholder note receivable                    69                 (208)
 Deferred compensation expense                                    524                    -
Changes in operating assets and liabilities:
 Trade receivables                                               (107)                (135)
 Other current assets                                             582                 (679)
 Inventory                                                       (429)                (196)
 Accounts payable                                                (426)                (529)
 Accrued expenses and long-term interest                        2,734                1,146
 Deferred revenue                                               1,470                    -
                                                    ------------------   ------------------
  Net cash used in operating activities                       (21,639)             (25,730)
                                                    ------------------   ------------------
Cash flows from investing activities:
 Purchases of property, plant & equipment                      (1,765)                (986)
 Proceeds from sale of property, plant & equipment              2,685                    -
                                                    ------------------   ------------------
  Net cash provided by (used in) investing activities             920                 (986)
                                                    ------------------   ------------------
Cash flows from financing activities:
 Proceeds from long-term debt                                       -                4,670
 Payment of long-term debt                                       (623)                (750)
 Dividends paid                                                   (66)                   -
 Proceeds from issuance of preferred stock,
  net of issuance costs                                         9,416                    -
 Proceeds from stock option exercises                             180                    -
 Proceeds from issuance of common stock and warrants,
  net of issuance costs                                        12,533               25,135
                                                    ------------------   ------------------
  Net cash provided by financing activities                    21,440               29,055
                                                    ------------------   ------------------
Effect of foreign exchange rates on cash
 and cash equivalents                                             131                  260
                                                    ------------------   ------------------
Increase in cash and cash equivalents                             852                2,599
Cash and cash equivalents, beginning of period                  6,616                  623
                                                    ------------------   ------------------
 Cash and cash equivalents, end of period               $       7,468        $       3,222
                                                    ==================   ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheets of Valence Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and December 31, 2002, its condensed consolidated results of operations for each of the three- and nine-month periods ended December 31, 2003 and December 31, 2002, and the condensed consolidated cash flows for each of the nine-month periods ended December 31, 2003 and December 31, 2002. Because all disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the fiscal year ended March 31, 2003. The results for the nine-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. The year-end condensed consolidated balance sheet data as of March 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2003, the Company's principal sources of liquidity were cash and cash equivalents of $7.5 million and $14 million available under financing commitments with Berg & Berg Enterprises, LLC ("Berg & Berg"). On June 10, 2003, Berg & Berg committed to provide the Company an additional $10 million in fiscal 2004, supplemented by an existing $4 million working capital commitment. The Company expects that Berg & Berg will fund the $14 million commitments by purchasing the Company's common stock from time to time as requested by the Company at then-current market value. As described in Note 4, Financing, in the first quarter of fiscal 2004, the Company completed a private placement of preferred stock that resulted in approximately $9.4 million of net proceeds. At December 31, 2003, the Company had commitments for capital expenditures of approximately $189,000.

At the Company's current level of operations, it is using cash from operations of approximately $6 to $9.5 million per quarter. The Company believes that its existing cash and cash equivalents, anticipated cash flows from its operating activities, and available financing will be sufficient to fund its business plan. The Company's cash requirements may vary materially from those now planned because of changes in its operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. If the Company's working capital requirements and capital expenditures are greater than it expects, it may need to raise additional debt or equity financing in order to finance its operations. Additionally, if Berg & Berg does not provide the Company additional funding under its commitments, the Company would exhaust its existing sources of liquidity. In that case, the Company's ability to continue its operations would depend on arranging for additional equity or debt financing. There can be no assurance that the Company will receive additional financing.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION:

Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, including product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations, and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon receipt of cash from the licensee.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company performs a review of long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made.

EXIT COSTS:

The Company recognizes liabilities for costs associated with exit or disposal activities at fair value in the period during which the liability is incurred. Costs associated with exit or disposal activities are included in restructuring charges.

STOCK-BASED COMPENSATION:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123, Accounting for Stock-Based Compensation". The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. No compensation expense has been recognized for the Company's stock plans. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the third quarter and the first nine months of fiscal 2004 and 2003 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):


                                            Three Months Ended        Nine Months Ended
                                               December 31,              December 31,
                                         ------------ -------------  ---------- ---------
                                             2003         2002         2003      2002
                                         ------------ -------------  ---------- ---------
Net loss available to common stockholders
 - as reported                              $ (11,106)    $ (8,563)   $(46,713) $(27,835)
Add: stock-based compensation
 expense, net of related taxes                 (1,350)      (1,701)     (4,050)   (5,104)
                                               -------      -------     -------   -------
Net loss available to common stockholders
 - pro forma                                  (12,456)     (10,264)    (50,763)  (32,939)
Net loss available to common stockholders
 per share - as reported                        (0.15)       (0.14)      (0.65)    (0.50)
Net loss available to common stockholders
 per share, basic and diluted - pro forma       (0.17)       (0.16)      (0.70)    (0.59)




The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first nine months of fiscal 2004 and 2003:

                            2004        2003
                         ---------   -----------
Risk-free interest rate    3.25%       2.46%
Expected life            5.00 years 5.00 years
Volatility                104.68%     109.82%
Dividend yield               -           -

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, SFAS 148 was issued, which amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS 148 became effective for the Company beginning December 15, 2002. The Company has complied with those requirements. The remaining disclosure requirements under SFAS 148 became effective for the Company in the first quarter of fiscal 2004. These additional reporting requirements did not have a material impact on its financial statements.

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

In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in its first quarter of fiscal year 2004. The adoption of SFAS 150 required the Company's contract settlement with Invest Northern Ireland (Note 9, Commitments and Contingencies), which is payable in shares of the Company's restricted common stock, to be recorded as a liability.

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

NET LOSS PER SHARE:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the periods ended December 31 were as follows:

                                                             Three Months Ended        Nine Months Ended
                                                                December 31,             December 31,
                                                           ----------------------   -----------------------
                                                              2003       2002          2003        2002
                                                           ---------- -----------   ----------- -----------
Shares reserved for conversion of Series C preferred stock  2,353,000          -      2,353,000          -
Common stock options                                        8,636,000  8,320,000      8,636,000  8,320,000
Warrants to purchase common stock                           2,375,000  3,237,000      2,375,000  3,237,000
                                                           ---------- -----------   ----------- -----------
          Total                                            13,364,000 11,557,000     13,364,000 11,557,000
                                                           ========== ===========   =========== ===========




4.   FINANCING:

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

On June 10, 2003, Berg & Berg committed to provide the Company $10 million in fiscal 2004, increasing its total available remaining financing commitments to $14 million ($10 million under this new financing commitment and $4 million under a working capital commitment). The Company expects that Berg & Berg will fund the $14 million commitments by purchasing shares of common stock from time to time as requested by the Company at the then-current market price.

On November 14, 2003, the Company agreed to extend the time period in which a warrant holder is able to exercise its warrants. The warrant exercise period originally ended on July 27, 2003, and has been extended to July 27, 2004. The non-cash expense related to the exercise period extension of $181,000 was determined using the Black-Scholes model, with risk free rate of 1.04%, expected life of 0.75 years, and volatility of 69.88. A total of 202,842 shares may be purchased at an average exercise price of approximately $4.26 per share.

On December 22, 2003, the Company drew down $5 million from its equity line of credit with Berg & Berg. The proceeds will be used to fund corporate operating needs and working capital. Under the terms of the equity line of credit, the Company issued to Berg & Berg 1,525,506 shares of its restricted common stock at a discount of 15% to the average closing price of common stock for the last five days prior to the purchase date, or approximately $3.28 per share. Under Rule 144 of the Securities Act of 1933, as amended, these shares are restricted from being traded by Berg & Berg for a period of one year from the date of issuance, unless registered, and thereafter must be traded only in compliance with the volume restrictions imposed by this rule.

5.   INVENTORY:

Inventory consisted of the following (in thousands) at:

                    December 31, 2003 March 31, 2003
                   ----------------  -----------------

Raw materials       $      214         $    1,163
Work in process            580              1,385
Finished goods           1,697                209
                   ----------------  -----------------
                    $    2,491         $    2,757
                   ================  =================


6.   PROPERTY, PLANT, AND EQUIPMENT:

On December 12, 2003, the Company closed the sale of its Henderson, Nevada building and land with net book value of $2.664 million for net proceeds of $2.685 million. A gain of $21,000 was recorded on the sale. The Company is leasing the facility from month-to-month for $20,000 per month.

Property, plant, and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:


                                               December 31, 2003    March 31, 2003
                                              -----------------    ----------------
Building and land                                $    12,201         $    14,573
Leasehold improvements                                    51                  47
Machinery and equipment                               13,510              10,287
Office and computer equipment                          1,065                 845
Construction in progress                               1,418               2,725
                                              -----------------    ----------------
 Total cost before impairment and depreciation        28,245              28,477
Less: accumulated depreciation                       (15,020)            (14,198)
Less: impairment                                      (5,167)                  -
                                              -----------------    ----------------
 Total cost, net of depreciation and impairment  $     8,058         $    14,279
                                              =================    ================


7.   INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over five years. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                                  December 31, 2003     March 31, 2003
                                                  -----------------   -----------------
Intellectual property before impairment               $     13,602        $     13,602
Less: accumulated amortization                              (4,567)             (3,813)
Less: Impairment                                            (8,493)                  -
                                                  -----------------   -----------------
Intellectual property, net                            $        542        $      9,789
                                                  =================   =================

Amortization expense on intellectual property at December 31, 2003 will be as follows (in thousands):


                 Fiscal Year
            --------------------
             Remainder of 2004               $      29
                   2005                            114
                   2006                            114
                   2007                            114
                   2008                            114
                Thereafter                          57
                                            -----------
                                             $     542
                                            ===========


Amortization expense for the three-month period ended December 31, 2003 was approximately $29,000. Amortization expense for the three-month period ended December 31, 2002 was approximately $363,000. The amount charged to amortization expense for the nine months ended December 31, 2003 was approximately $754,000 and for the nine months ended December 31, 2002 was approximately $1,087,000.

8.   DEBT TO STOCKHOLDER:

(in thousands)              December 31, 2003    March 31, 2003
                            -----------------    --------------
2001 Loan balance                    $20,000           $20,000
1998 Loan balance                     14,950            14,950
Unaccreted debt discount              (1,178)           (1,708)
                            -----------------    --------------
Balance                              $33,772           $33,242
                            =================    ==============


In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of December 31, 2003, accrued interest on the loan totaled $3.054 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through December 31, 2003, a total of approximately $1.591 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended December 31, 2003 and December

31, 2002 were $404,000 and $392,000, respectively. The amounts charged to interest expense on the outstanding balance of the loan for the nine-month periods ended December 31, 2003 and December 31, 2002 were $1.217 million and $1.065 million, respectively. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of December 31, 2003, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at December 31, 2003). Effective December 31, 2001, the Company and Berg & Berg agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of December 31, 2003, accrued interest on the loan totaled $5.762 million, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of December 31, 2003, a total of $2.159 million has been accreted. The amount charged to interest expense for each of the three-month periods ended December 31, 2003 and December 31, 2002 was $335,000. The amount charged to interest expense for each of the nine-month periods ended December 31, 2003 and December 31, 2002 was $1.010 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

9.   COMMITMENTS AND CONTINGENCIES:

WARRANTIES:

The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has established its initial product warranty reserves as 10% of N-Charge(TM) Power System sales. The Company will adjust the percentage based on actual experience for future warranty provisions. In addition, the Company has established a reserve for its 30-day right of return policy under which a customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's N-Charge(TM) Power System sales. The total warranty liability as of December 31, 2003 is $357,000.

Product warranty liabilities for the nine months ended December 31, 2003 and the year ended March 31, 2003 are as follows (in thousands):


                      December 31, 2003  March 31, 2003
                     -----------------  -----------------
Beginning balance        $   123            $     35
 Less: claims               (300)                (26)
 Less: returns               (18)                  -
 Plus: accruals              552                 114
                     -----------------  -----------------
Ending balance           $   357            $    123
                     =================  =================

LITIGATION:

The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

GRANTS:

Beginning in 1994, the Company has received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions and the Company's desire to obtain unencumbered access to all of its equipment for transfer to the Baoding Fengfan-Valence Battery Company joint venture or for sale, on August 1, 2003 the Company reached agreement with INI to terminate the Letter of Offer. Pursuant to this agreement, the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years (with an agreement by INI not to short the Company's common stock at any time and not to trade the restricted common stock received for at least one year from the respective payment dates). The Company had previously accrued a $1.7 million liability with respect to the INI claim, and accrued an additional liability of approximately $3 million in its fiscal quarter ended September 30, 2003.

10.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Redeemable Convertible Preferred stock ("Series C") and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. Holders of the Series C stock are entitled to receive dividends at an annual rate of 2%, paid quarterly in cash or common stock. The Series C stock is convertible to the Company's common stock at $4.25 per share, which represents a premium of 11.3% over the closing price of the Company's common stock on May 22, 2003, the date at which the financial terms of the placement were set. The Company has the right to force conversion of the Series C preferred stock if the average of the volume weighted average price of the Company's common stock for a ten consecutive day trading period is at or above $6.38. The Series C stock matures on December 2, 2004, unless converted to the Company's common stock prior to that date. The costs of issuance of the Series C stock were $584,000, consisting of investment banking and legal fees. These costs were deducted from the gross proceeds.

In connection with the issue of the Series C stock, the Company issued to the Series C holder a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C stock at $933,000. Accretion to the redemption value of $10 million is being recorded over the eighteen-month period of the Series
C stock.

11.  RELATED PARTY TRANSACTIONS:

In March 2002, the Company obtained a $30 million equity line of credit with Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder in the Company. At December 31, 2003, the equity line was fully drawn. The Company's financing commitment with Berg & Berg enabled it to access up to $5 million per quarter (but no more than $30 million in the aggregate) in equity capital over the two years following the date of the commitment. This commitment was approved by stockholders at the Company's 2002 annual meeting held on August 27, 2002. In exchange for the amounts funded pursuant to this agreement, the Company has issued to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. The Company has agreed to register any shares it issues to Berg & Berg under this commitment.

On January 1, 1998, the Company granted options to Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, the Company granted Mr. Dawson an option to purchase 660,494 shares pursuant to the Company's 1990 Plan, and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of December 31, 2003, amounts of $3,501,000 and $1,591,000 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2003.

12.  GEOGRAPHIC INFORMATION:

The Company conducts its business in two geographic segments.

Long lived asset information by geographic segment at December 31, 2003 and March 31, 2003 is as follows (in thousands):


                       December 31, 2003   March 31, 2003
                      -----------------   ----------------
     United States              $1,712             $4,930
     International               6,888             19,138
                      -----------------   ----------------
     Total                      $8,600            $24,068
                      =================   ================


Revenues by geographic segment for the three-month periods and nine-month periods ended December 31, 2003 and December 31, 2002 are as follows (in thousands):

                    Three Months Ended December 31,    Nine Months Ended December 31,
                  ---------------------------------    --------------------------------
                         2003             2002                2003             2002
                  ---------------- ----------------    ---------------  ---------------
United States          $    2,115       $     305         $    4,932        $     752
International                 563             333              1,722              655
                  ---------------- ----------------    ---------------  ---------------
Total                  $    2,678       $     638         $    6,654        $   1,407
                  ================ ================    ===============  ===============




13.  JOINT VENTURE:

On July 9, 2003, Boading Fengfan-Valence Battery Company, a joint venture between the Company and Fengfan Group, Ltd. ("Fengfan") was formed. On July 21, 2003, the Company announced that the joint venture had been granted a business license for operations in China. The purpose of the joint venture is to provide low cost manufacturing of the Company's Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, the Company will contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan will contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations.

These interim consolidated financial statements include the consolidation of the balance sheet, results of operations, and cash flows of the joint venture as of December 31, 2003. Minority interest in the joint venture at December 31, 2003 is $2.5 million.

During the quarter ended December 31, 2003, Fengfan contributed approximately $2.5 million in cash to the joint venture, while the Company began its contribution of technology and engineering expertise. As of December 31, 2003, the joint venture had initiated construction of its Baoding, China facility, established its interim offices, and hired and trained staff. Net operating expenses for the quarter ended December 31, 2003 were approximately $63,000. The joint venture's assets at December 31,2003 included cash of approximately $1 million, which is exclusively for the joint venture's requirements, and construction in progress of approximately $1.4 million.

14.  FACILITY CLOSING:

On August 13, 2003, the Company announced successful qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. Additionally, the Company announced its plans to transition manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions. As of December 31, 2003, the Company had completed the transition of manufacturing to ATL and other manufacturers. The Company anticipates that manufacturing equipment will begin to move from Northern Ireland to its joint venture in China (Note 13) in its fiscal quarter ending March 31, 2004. The Company estimates that the costs related to its transition of manufacturing from its Northern Ireland facility will range from $1.5 million to $2 million.

As of December 31, 2003, all production at the Northern Ireland facility had ceased. Activities related to closing the facility and preparing equipment for transition to the joint venture are expected to continue throughout the quarter ending March 31, 2004. All inventory remaining at the conclusion of manufacturing operations was determined to be obsolete and unusable by any of the Company's battery manufacturing sources. Raw materials inventory obsolescence expense of approximately $178,000 and work in process inventory obsolescence expense of approximately $517,000 were recorded as restructuring charges during the quarter ended December 31, 2003. Remaining payment obligations for factory equipment operating leases that extended beyond December 31, 2003 were approximately $231,000. These lease payment obligations provide no economic benefit to the Company, and contractual lease costs of approximately $231,000 were recorded as restructuring charges during the quarter ended December 31, 2003. When the Northern Ireland manufacturing transition was initiated, an incentive payment plan was established for certain employees. The employees earned the bonus, which was paid in January 2004, if they were in good standing on December 31, 2003. The cost of this bonus plan was $352,000 and was charged to general and administrative expense during the quarter ended December 31, 2003.

Liabilities related to restructuring at December 31, 2003 consisted of the following (in thousands):

                                           Inactive         Employee
                         Obsolete         Operating        Retention
                         Inventory         Leases            Bonus
                       --------------   --------------   --------------
Beginning balance        $         -     $         -        $       -
Costs incurred                   695             231              352
                       --------------   --------------   --------------
Ending balance           $       695     $       231        $     352
                       ==============   ==============   ==============



15.  IMPAIRMENT CHARGE:

An impairment charge of approximately $13.7 million was recorded during the fiscal quarter ended September 30, 2003. The charge was recorded pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the second quarter of fiscal 2004 the Company completed qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. In addition, the Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. The Company has transitioned all manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions as of December 31, 2003. The Northern Ireland facility has ceased manufacturing operations as of the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.

16.  SUBSEQUENT EVENT:

On January 22, 2004, the holder of Series C Redeemable Convertible Preferred Stock converted 139 of its 1,000 shares with principal amount of $1.39 million, including accrued and unpaid dividends, to 327,453 shares of the Company's common stock at the conversion price of $4.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and Section 27a of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc. ("Valence," "we," or "us"), our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, (b) our product development strategies, (c) trends affecting our manufacturing capabilities, (d) trends affecting the commercial acceptability of our products, and (e) our business and growth strategies. You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three-and nine-month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004.

BUSINESS OVERVIEW

     At Valence Technology, Inc., our vision is to become the world leader in energy solutions by enabling our customers to differentiate their products. Our current objective is to offer the safest, most environmentally friendly and energy-dense Lithium-ion battery solutions with the best price-to-performance ratio on the market. The driving force behind the introduction of Lithium-ion technology to the market was consumer demand for high-energy, small battery solutions to power portable electronic devices. The battery industry, consequently, focused on high-energy solutions at the expense of safety. Saphion(R) technology, a phosphate based cathode material, addresses the need for a safe Lithium-ion solution, especially in large-format applications. Valence is the leader in the development and commercialization of Saphion(R) technology.

     Founded in 1989 as a research and development company, we currently possess an extensive library of international patents. Prior to 2000, our efforts were focused primarily on developing and acquiring battery technologies. During 2001, with the addition of Stephan Godevais as Chairman and Chief Executive Officer and recruitment of additional executive management talent, we developed and initiated the implementation of a business plan to capitalize on the significant market opportunity for safe, high-performance energy storage systems (which we estimate will be in excess of $20 billion by 2010) by productizing and commercializing our technological innovations.

     Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing manufacturing cost through a manufacturing plan that utilizes internal capabilities and partnerships with contract manufacturers. We plan to capitalize on our Saphion(R) technology through our existing and new solutions that differentiate our own products and end-users' products in both the large format and small format markets. In addition, we are planning to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

     To date, we have achieved the following successes in implementing our business plan:

          o    Proven the feasibility of our technology;

          o Launched new Saphion(R) technology based products, including our N-Charge(TM) Power System and our K-Charge(TM) Power System, which meet market needs of a large customer base;

          o    Demonstrated capability for high volume production; and

          o    Continued to build our brand awareness in multiple channels.

     Our financial results through the third quarter for fiscal 2004 are consistent with our expected progress in our business plan. Most significantly, revenue grew by over 370% as compared to year-to-date revenues through the third fiscal quarter in the prior year to $6.7 million. Additionally, we achieved improvement of our negative gross margin and expanded our development and channel launch of Saphion(R) based products. We continued our efforts to transition our manufacturing to low-cost regions, and subsequently incurred initial costs associated with the establishment of our joint venture in China, as well as non-recurring expenses related to the discontinuation of our manufacturing facility in Northern Ireland. We will continue to evaluate our progress in the coming quarters based upon the following measures: revenue growth, gross margin improvement, conversion of fixed manufacturing costs to variable manufacturing costs, and overhead cost management in order to generate positive cash flows from operating activities.

     Valence's business headquarters is located in Austin, Texas, our research and development center is in Henderson, Nevada, and our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland.

PRODUCTS

     In February 2002, we unveiled our Saphion(R) technology, a Lithium-ion technology that utilizes a phosphate-based cathode material. Traditional Lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones, and personal digital assistants (PDAs). We believe that Saphion(R) technology addresses the major weaknesses of the existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion(R) technology is able to offer unrivaled safety, comparable energy density, superior rate capability, exceptional cycle life, and unmatched service life when compared to traditional Lithium-ion technologies. Therefore, we have initiated the use of Lithium-ion outside its historic applications into products such as back-up power systems, vehicles, and power tools, among others, and believe that we can greatly broaden these applications.

     We introduced our first product based on our Saphion(R) technology, the N-Charge(TM) Power System, in February 2002. The N-Charge(TM) Power System is a rechargeable battery system that provides supplemental battery power for a wide variety of portable electronic devices. Since the introduction of the N-Charge(TM) Power System, we have focused our efforts and have been successful in marketing the N-Charge(TM) Power System to national retailers, top tier computer companies and resellers in an effort to validate our Saphion(R) technology. In February 2003, we introduced our first large-format energy storage system powered by our Saphion(R) technology, the K-Charge(TM) Power System. The K-Charge(TM) Power System is engineereD specifically for large-format applications such as those required by the telecommunications, industrial, vehicular and utility markets. It is currently in a prototype stage and is being offered to customers for evaluation and customization for specific product requirements.

     Our battery products utilize both industry-standard cylindrical cells as well as our patented stacked, polymer construction. Our research and development efforts are focused on the next generation of our Saphion(R) technology to provide enhanced performance characteristics and to optimize our cylindrical cells for the applications we intend to serve. We believe we will greatly increase our potential in the marketplace with the cylindrical construction.

SUPPLY CHAIN

     Our approach to the supply chain for our products is to utilize contract manufacturing partnerships and OEM relationships to achieve low costs and greater flexibility. Historically, our polymer batteries have primarily been manufactured at our facility in Northern Ireland. We have an OEM arrangement with a Chinese manufacturing facility and have utilized the OEM manufacturer's capabilities for certain cobalt-oxide based products over the last several quarters. In August 2003, we announced the qualification of our OEM to manufacture our Saphion(R) products. In July 2003, we announced the grant of a Chinese business license for our manufacturing joint venture in China with Fengfan Group, Ltd. The purpose of the joint venture is to provide low-cost manufacturing and product development. Under the terms of the joint venture agreement, we will contribute capital equipment, a nonexclusive license to our technology, and engineering expertise. Fengfan will provide the cash required to fund the joint venture for the first two years and also to acquire the land and facility needed for manufacturing operations. We completed the transition of manufacturing from our Northern Ireland facility to China and other low-cost manufacturing regions during calendar 2003. We maintain a presence in Northern Ireland to manage European sales and marketing activities, and to support our contract manufacturing partnerships and joint venture company.


BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States. Our accounting policies are described in Note 3 of the Notes to Condensed Consolidated Financial Statements included in "Part I -- Financial Information, Item 1 - Financial Statements." The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, and exit costs.

REVENUE RECOGNITION: Revenues are generated from sales of products including batteries and battery systems, and licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Our revenue recognition is affected by specific terms of end-user customer and reseller agreements that may include right of return, stock balancing, acceptance, price rebates, and other terms that require us to make reasonable estimates under each of the four revenue recognition criteria. We defer recognition of revenue for partial or all invoiced amounts for all transactions that have these or similar terms. Estimates of deferred revenues are determined by the specific sales agreements and our experience with similar agreements' terms, and while not typically variable, may require modifications from time to time if unexpected events occur. Product shipments that are not recognized as revenue during the period shipped are recorded as deferred revenue and reflected as a liability on our balance sheet. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon receipt of cash payment from the licensee.


IMPAIRMENT OF LONG-LIVED ASSETS: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made. By their nature, future cash flows are estimates requiring informed judgment. Our analysis of potential impairment of long-lived assets is subject to estimates of future cash flows. If we experience actual results materially different from estimates, then the carrying values of assets may have been materially different from actual value. Our practice is to evaluate carrying values against future cash flows estimated from our business plan, and if the plan changes, or if results indicate that cash flows are different from plan, the impairment analysis is revised to match the updated plan. See Notes to Condensed Consolidated Financial Statements, Note 15, Impairment Charge, regarding impairment of tangible and intangible assets.


EXIT COSTS: SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", requires us to recognize liabilities for costs associated with exit or disposal activities at fair value in the period during which the liability is incurred. Estimates of liabilities related to exit or disposal activities may include lease termination costs, compensation of staff, inventory obsolescence, costs to prepare assets for disposal or sale, and other one-time expenses. We record these costs based on actual agreements in place and on reasonable estimates made at the balance sheet date. Some agreements may be revised, or actual results may be different from costs reasonably estimated at the incurrence of the liability. In these cases, additional costs or reduced costs are recorded in the period incurred, and differences are disclosed in footnotes to financial statements. Costs associated with exit or disposal activities are included in restructuring charges. See Notes to Condensed Consolidated Financial Statements, Note 14, Facility Closing, regarding costs of closing our Northern Ireland facility.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and nine months ended December 31, 2003 (Third Quarter of Fiscal 2004) and December 31, 2002 (Third Quarter of Fiscal 2003):



                                      Three Months Ended                    Nine Months Ended
                             ------------------------------------  -----------------------------------------
                             December 31, 2003  December 31, 2002  December 31, 2003    December 31, 2002
                             ----------------- ------------------  ------------------- ----------------------
                                        % of              % of                 % of                % of
(Dollars in thousands)        Dollars  Revenue  Dollars  Revenue   Dollars   Revenue    Dollars   Revenue
Licensing and royalty revenue $     81     3%  $    45       7%   $    706       11%   $     53        4%
Battery and system sales         2,597%   97%      593      93%      5,948       89%      1,345       96%
                             ---------- ------ --------- -------  ---------- -------- ----------- ---------
Total revenues                   2,678   100%      638     100%      6,654      100%      1,398      100%
Gross profit (loss)             (1,848)  (69%)  (1,822)   (286%)    (5,770)     (87%)    (6,288)    (450%)
Operating expenses               7,969   298%    5,861     919%     37,521      564%     18,736     1340%
Operating loss                  (9,817) (367%)  (7,683)  (1204%)   (43,291)    (651%)   (25,024)   (1790%)
                             ---------- ------ --------- -------  ---------- -------- ----------- ---------
Net loss                      $(10,900) (407%) $(8,563)  (1342%)  $(46,234)    (695%) $ (27,835)   (1991%)
                             ========== ====== ========= =======  ========== ======== =========== =========



REVENUE GROWTH AND GROSS MARGIN IMPROVEMENT

BATTERY AND SYSTEM SALES: Battery and system sales increased by $2.004 million, or 338%, to $2.597 million for the quarter ended December 31, 2003 from $593,000 for the quarter ended December 31, 2002. Revenue from battery and system sales increased by $4.603 million, or 342%, to $5.948 million for the first nine months of fiscal 2004 from $1.345 million for the first nine months of fiscal 2003. Increases in battery and system sales were primarily the result of establishing and growing our retail and reseller channels for our N-Charge(TM) Power System product. Total product shipments for the first nine months of fiscal 2004 totaled $7.4 million representing an increase of approximately 447% over the corresponding period in fiscal 2003. Product shipments to resellers that are subject to right of return are recorded on the balance sheet as deferred revenue. We had $1.484 million in deferred revenue on our balance sheet at December 31, 2003.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our technology. Licensing and royalty revenue totaled $81,000 and $706,000 for the three- and nine-month periods ended December 31, 2003, respectively, and was primarily related to license fees and royalties payments from Amperex Technology Limited. Licensing and royalty revenue totaled $45,000 and $53,000 for the three- and nine-month periods ended December 2002, respectively. We continue to pursue licensing of both our process and chemistry patent portfolios.

GROSS MARGIN (LOSS): Gross margin (loss) as a percentage of revenue was (69%) for the third fiscal quarter of 2004 as compared to (286%) in the third fiscal quarter of 2003. Although improving, we maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed factory costs, primarily from continued operations of our Northern Ireland manufacturing facility. We expect cost of sales to continue to decrease as a percentage of sales as production volumes continue to increase, and as we implement lower cost OEM manufacturing, complete our transition of manufacturing to China, and focus on the launch of higher margin potential channels and products.

OPERATING EXPENSES AND OVERHEAD COST MANAGEMENT

The following table summarizes operating expenses for the three and nine months ended December 31, 2003 (Third Quarter of Fiscal 2004) and December 31, 2002 (Third Quarter of Fiscal 2003):


                                 Three Months Ended December 31,         Nine Months Ended December 31,
                                 -------------------------------------- ------------------------------------------
                                                      Increase                                  Increase
(Dollars in thousands)              2003      2002   (Decrease) %Change     2003        2002     Decrease   %Change
                                 -------- --------- --------- --------- ----------  ----------- ----------  -------
Research and product development  $2,411    $1,982    $  429       22%    $ 6,302    $ 7,065    $   (763)    (11%)
Marketing                          1,218       749       469       63%      3,474      2,101       1,373      65%
General and administrative         3,128     2,468       660       27%      8,269      7,611         658       9%
Depreciation and amortization        286       662      (376)     (57%)     1,844      1,959        (115)     (6%)
Restructuring charge                 926         -       926         -        926          -         926        -
Contract settlement charge             -         -         -         -      3,046          -       3,046        -
Asset impairment charge                -         -         -         -     13,660          -      13,660        -
                                 -------- --------- --------- --------- ----------  ----------- ----------  -------
Total operating expenses          $7,969    $5,861    $2,108       36%    $37,521    $18,736    $ 18,785     100%
                                 ======== ========= ========= ========= ==========  =========== ==========  ========
Percentage of revenue                298%      919%                           564%      1340%



During the third fiscal quarter of 2004, operating expenses were 298% of sales as compared to 919% in the same quarter last year. The decrease is a result of increased revenues and improved focus on expense management.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses increased by $429,000, or 22%, to $2.411 million for the third quarter of fiscal 2004 from $1.982 million for the third quarter of fiscal 2003. Research and product development expenses decreased by $763,000, or 11%, to $6.302 million for the nine months ended December 31, 2003 from $7.065 million for the nine months ended December 31, 2002. The quarter-to-quarter increase in research and development expenses is related to new product launch costs for prototypes, testing and tooling. Fiscal year to date research and development expenses decreased over the prior year primarily because headcount and related costs were reduced in our reorganization that took place in the third quarter of fiscal 2003, offset by increases in the current quarter.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses totaled $1.218 million and $749,000 for the third quarters of fiscal 2004 and 2003, respectively. Marketing expenses totaled $3.474 million and $2.101 million for the first nine months of fiscal 2004 and 2003, respectively. Increases were the result of increased staffing, advertising, and promotions to support brand awareness and expansion of channels to sell our N-Charge(TM) Power System and other Saphion(R) products. We expect marketing expenses to continue to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal, and corporate-related expenses, including our China joint venture. General and administrative expenses totaled $3.128 million and $2.468 million for the third fiscal quarters of 2004 and 2003, respectively. General and administrative expenses totaled $8.269 million and $7.611 million for the nine-month periods ended December 30, 2003 and 2002, respectively. Increases in general and administrative expenses are caused by the establishment and accounting consolidation of our joint venture, increased regulatory and compliance costs, and retention bonuses for key employees incurred in our Northern Ireland facility in December 2003.

OTHER COSTS RELATED TO OUR MANUFACTURING TRANSITION

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

CONTRACT SETTLEMENT CHARGE: During the second quarter of fiscal 2004, we recorded a contract settlement charge of $3 million. Beginning in 1994, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions and our desire to obtain unencumbered access to all of its equipment for transfer to the Baoding Fengfan-Valence Battery Company joint venture or for sale, on August 1, 2003, we reached agreement with INI to terminate the Letter of Offer. Pursuant to this agreement, INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years (with an agreement by INI not to short our common stock at any time and not to trade the restricted common stock received for at least one year from the respective payment dates). We had previously accrued a $1.7 million liability with respect to the INI claim, and recorded a $3 million contract settlement expense in our September 30, 2003 fiscal quarter.

RESTRUCTURING CHARGE. In the third fiscal quarter of 2004, we recorded restructuring charges of $926,000 related to the closing of our Northern Ireland facility. During the third quarter of fiscal 2004, we completed the transition of our battery production from our Northern Ireland manufacturing facility to our OEM supplier. As of December 31, 2003, all production at our Northern Ireland facility had ceased. Activities related to closing the facility and preparing equipment for transition to the joint venture are expected to continue throughout the quarter ending March 31, 2004. All inventory remaining at the conclusion of manufacturing operations was determined to be obsolete and unusable by any of our battery manufacturing sources. Raw materials inventory obsolescence expense of approximately $178,000 and work in process inventory obsolescence expense of approximately $517,000 were recorded as restructuring charges during the quarter ended December 31, 2003. Remaining payment obligations for factory equipment operating leases that extended beyond December 31, 2003 were approximately $231,000. These lease payment obligations provide no economic benefit to us, and contractual lease costs of approximately $231,000 were recorded as restructuring charges during the quarter ended December 31, 2003. When the Northern Ireland manufacturing transition was initiated, an incentive payment plan was established for certain employees. The employees earned the bonus, payable in January 2004, if they were in good standing at December 31, 2003. The cost of this bonus plan was $352,000 and was charged to general and administrative expense during the quarter ended December 31, 2003.

DEPRECIATION AND AMORTIZATION, AND NON OPERATING INCOME AND EXPENSES

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $286,000 and $662,000 for the third fiscal quarters of 2004 and 2003, respectively, and $1.8 million and $2 million for the nine-month periods ended December 31, 2003 and 2002, respectively. The decrease in depreciation resulted from the impairment charge to intellectual property and property, plant, and equipment recorded in the second quarter of fiscal 2004.

INTEREST EXPENSE. Interest expense relates to mortgages on our Northern Ireland facility as well as interest on our long-term debt to stockholder. Interest expense was $1 million for the fiscal quarter ended December 31, 2003 and $987,000 for the fiscal quarter ended December 31, 2002. Interest expense was $3.1 million in each of the first nine months of fiscal 2004 and 2003.

COST OF WARRANTS. In November 2003, we agreed to extend the time period in which a warrant holder is able to exercise its warrants. The warrant exercise period originally ended on July 27, 2003, and has been extended to July 27, 2004. The non-cash expense related to the exercise period extension of $181,000 was determined using the Black-Scholes model, with risk free rate of 1.04%, expected life of 0.75 years, and volatility of 69.88. A total of 202,842 shares may be purchased at an average exercise price of approximately $4.26 per share.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     At December 31, 2003, our principal sources of liquidity were cash and cash equivalents of $7.5 million and $14 million available under financing commitments with Berg & Berg Enterprises, LLC. Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute our business plan. Our business plan contemplates that we will realize increases in cash flow from the future sale of our Mallusk, Northern Ireland facilities (which are expected to remain in use to support the manufacturing transition and European sales operations until sold), the projected increases in product sales and licensing revenue, the introduction of new and enhanced products that have improved gross profit margins, and further cash flow benefits from continued reductions in our administrative and manufacturing costs, while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in fiscal 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. If we are unable to realize our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing.

     On June 2, 2003 we raised net proceeds of approximately $9.4 million through the sale of 1,000 shares of newly issued Series C Redeemable Convertible Preferred Stock to an unaffiliated investor. The Series C stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On the maturity date, we will redeem for cash any unconverted shares of the Series C Stock at their stated value plus any accrued and unpaid dividends. On January 22, 2004, the holder of the Series C Stock converted 139 of its 1,000 shares with principal amount of $1.39 million including accrued and unpaid dividends into 327,453 shares of common stock at the conversion price of $4.25 per share. Our business plan contemplates conversion of all remaining shares of Series C Stock prior to their maturity date. If the remaining Series C Stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing.

     Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating needs. Consequently, we depend on Berg & Berg's continued willingness to fund our operations. We expect that Berg & Berg will fund the $14 million of commitments by purchasing shares of our common stock from time to time at our request at the then-current market value.

The following table summarizes our statement of cash flows for the nine months ended December 31, 2003 and 2002:

                                             Nine Months Ended December 31,
                                            --------------------------------
(Dollars in thousands)                           2003                2002
                                            ------------         -----------
Net cash flows provided by (used in):
Operating activities                         $ (21,639)          $ (25,730)
Investing activities                               920                (986)
Financing activities                            21,440              29,055
Effect of foreign exchange rates                   131                 260
                                            ------------         -----------
Net increase in cash and cash equivalents         $852              $2,599
                                            ============         ===========


     Our use of cash from operations for the first nine months of fiscal 2004 and 2003 was $21.6 million and $25.7 million, respectively. The cash used for operating activities during the first three quarters of our fiscal 2004 operating activities was primarily for operating losses net of non-cash expenses as described above in the section titled "Operating Expenses". Cash used for operations in the first nine months of fiscal 2004 was lower than the comparable period in 2003 primarily from cash collected from deferred revenue shipments and other lower net working capital requirements.

     We received $920,000 from investing activities during the first three quarters of fiscal 2004. Purchases of property, plant and equipment in our joint venture were offset by our sale of the Henderson, Nevada facility. In the first three quarters of 2003, $986,000 was invested in property, plant and equipment in our Northern Ireland facility, our Austin, Texas, and Henderson, Nevada facilities.

     We obtained cash from financing activities of $21.440 million and $29.055 million during the first nine months of fiscal 2004 and 2003, respectively. The 2004 financing included $10 million from our Berg & Berg equity line, $9.4 million from the issuance of Series C Stock, and a cash investment by Fengfan in our joint venture of $2.5 million. The cash invested in our joint venture will be used exclusively for its purposes.

     As a result of the above, we had a net increase in cash and cash equivalents of $852,000 during the first nine months of fiscal 2004 and a net increase of $2.6 million for the first nine months of fiscal 2003.

CAPITAL COMMITMENTS AND DEBT

     At December 31, 2003, we had commitments for capital expenditures for the next 12 months of approximately $189,000 relating to the implementation of enterprise software. Fengfan has committed cash of $14.7 million to fund our joint venture, of which $12.2 remains outstanding. Fengfan's funding will finance land acquisition and construction of facilities, and provide capital for the first two years of operations. We may require additional capital expenditures in order to meet greater demand levels for our products than currently are anticipated.

     Our cash obligations for short-term and long-term debt, net of unaccreted discount, excluding our obligation to INI, which is payable in stock, consisted of:

(Dollars in thousands)                              December 31, 2003
                                                    -----------------
Mortgages on Northern Ireland facility, short-term   $      946
Mortgages on Northern Ireland facility, long-term         5,646
1998 long-term debt to Berg & Berg                       14,950
2001 long-term debt to Berg & Berg                       20,000
Interest on long-term debt                                8,972
                                                    -----------------
Total long-term debt                                 $   50,514
                                                    =================


     Repayment obligations of short-term and long-term debt principal are:

                                                     Fiscal year
                     ----------------------------------------------------------------------------------
(Dollars in thousands)   2004       2005        2006        2007        2008      Thereafter    Total
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
Principal repayment      232         960       35,968      1,070       1,132        2,180      41,542



Payment obligations in our common stock to INI are as follows:

                                             Fiscal Year
                                ------------------------------------
(Dollars in thousands)              2005         2006        2007         Total
                                ----------   ----------   ----------   ----------
Value of restricted common stock   1,700        1,500       1,500        4,700



     If not converted to common stock prior to maturity, the redemption obligation for the remaining Series C Preferred Stock is $8.6 million on December 2, 2004.

     The future sale of our facility in Northern Ireland will eliminate debt of approximately $6.6 million. If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

                                  RISK FACTORS

                     CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this Report contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecasted in this Report are included in the statements below. In addition to other information contained in this Report, you should carefully consider the following cautionary statements and risk factors. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.


                          RISKS RELATED TO OUR BUSINESS

WE MAY BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

At December 31, 2003, our principal sources of liquidity were cash and cash equivalents of $7.5 million and a total of $14 million of funding commitments from Berg & Berg Enterprises, LLC, an entity controlled by Carl E. Berg, a director and principal stockholder of ours. We expect that Berg & Berg will fund the $14 million commitments by purchasing shares of common stock from time to time at our request at the then current market value.

Our current forecasts project that these sources of liquidity will be sufficient to allow us to execute on our business plan without the need for additional financing. Our business plan contemplates that we will realize increases in cash flow from the sale of our Mallusk, Northern Ireland facilities, projected increases in product sales and licensing revenue, introduction of new and enhanced products that have improved gross profit margins, and further cash benefits from continued reductions in our administrative and manufacturing costs, while maintaining capital expenditures and expenditures for research and development at levels consistent with those incurred in fiscal 2003. However, our cash requirements may vary materially from those now planned because of changes in our operations, including changes in OEM relationships, market conditions, or joint venture and business opportunities. If we are unable to execute on all aspects of our business plan or if our cash requirements increase materially from those currently projected, we would require additional debt or equity financing. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

On June 2, 2003, we raised net proceeds of approximately $9.4 million through the sale of one thousand shares of newly issued Series C Preferred Stock. The Series C Preferred Stock matures on December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. The preferred stock is convertible into common stock at $4.25 per share, and we have the right to convert the preferred stock if the average of the volume weighted average price of our common stock for a ten-day trading period is at or above $6.38 per share. On January 22, 2004, the holder of the Series C Preferred Stock converted 139 of its 1,000 shares with principal amount of $1.39 million, plus accrued and unpaid dividends of $1,676, into 327,453 shares of common stock at the conversion price of $4.25 per share. On the maturity date, we will redeem for cash any remaining unconverted shares of the Series C Preferred Stock at their stated value plus any accrued and unpaid dividends. We may also be required to redeem for cash any unconverted shares prior to the maturity date upon the occurrence of certain default events. If the Series C Preferred Stock shares have not been converted by the maturity date (or we are required to redeem the shares prior to the maturity date), we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing on reasonable terms, if at all.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating needs. Consequently, we depend on Berg & Berg's continued willingness to fund our continued operations.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE BEYOND THOSE CURRENTLY
ANTICIPATED.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demand would depend on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales is likely to lag behind these increased working capital requirements. If our working capital needs increase from that currently anticipated and we do not receive additional financing from Berg & Berg, we may need to arrange for additional equity or debt financing.

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $420.9 million as of December 31, 2003. We had working capital of $1.9 million as of December 31, 2003, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of material sales. We expect to continue to incur operating losses and negative cash flows during fiscal 2004, as we begin to build inventory, increase our marketing efforts and continue our product development. We may never achieve or sustain significant revenues or profitability in the future.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF OUR SAPHION(R) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. We may have technical issues that arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If our customers or we are unable to gain any significant market acceptance for Saphion(R) technology based batteries, our business will be adverselY affected. It is too early to determine if Saphion(R) technology based batteries will achievE significant market acceptance.

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

Patent applications in the United States are maintained in secrecy until the patents issue or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our operations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we currently are not engaged in any intellectual property litigation or proceedings, we may become involved in these proceedings in the future. In the future we may be subject to claims or inquiries regarding our alleged unauthorized use of a third party's intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

o stop selling, incorporating, or using our products that use the challenged intellectual property;

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

To successfully implement our business strategy of broadly disseminating the Saphion(R) technology, we intend to develop relationships with manufacturers of Lithium-ion batteries using stacked polymer technology as well as cylindrical and/or prismatic battery manufacturers. Our failure to develop these relationships will limit our ability to widely introduce our phosphate chemistry technology into the marketplace and could significantly impact our sales and profitability in future periods.

IN ADDITION TO BEING USED IN OUR OWN PRODUCT LINES, OUR BATTERIES ARE INTENDED TO BE INCORPORATED INTO OTHER PRODUCTS. IF WE DO NOT FORM EFFECTIVE ARRANGEMENTS WITH OEMS TO COMMERCIALIZE THESE PRODUCTS, OUR PROFITABILITY COULD BE IMPAIRED.

Our business strategy contemplates that we will be required to rely on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized battery system and the commencement of volume shipments of the battery system to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the battery requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our products by OEMs. If we are unable to design, develop, and introduce products that meet OEMs' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or battery pack assemblers to successfully commercialize our products, which could impair our profitability.

FAILURE TO IMPLEMENT AN EFFECTIVE LICENSING BUSINESS STRATEGY WILL ADVERSELY AFFECT OUR REVENUE, CASH FLOW, AND PROFITABILITY.

As a result of the intellectual property assets we have acquired and internally developed, such as our Saphion(R) technology, we significantly increased the role of licensing in ouR business strategy. We have not entered into any licensing agreements for our Saphion(R) technology. Our future operating results could be adversely affected by a variety of factors including:

o our ability to secure and maintain significant customers of our proprietary technology;

o the extent to which our future licensees successfully incorporate our technology into their products;

o    the acceptance of new or enhanced versions of our technology;

o the rate at which our licensees manufacture and distribute their products to OEMs; and

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

THERE IS A POTENTIAL SALES-CHANNEL CONFLICT BETWEEN OUR FUTURE TECHNOLOGY LICENSEES AND US.

Our Saphion(R) technology licensing strategy, our introduction of products using Saphion(R) technology in retail sales channels, and our acquisition of the Telcordia Technologies, Inc.'s intellectual property assets have added significant diversity to our overall business structure and our opportunities. We recognize that there is potential for a conflict among our sales channels and those of our future technology licensees. If a potential conflict does occur, we may not be able to mitigate the effect of a conflict that, if not resolved, may impact our results of operations.

OUR FAILURE TO COST-EFFECTIVELY MANUFACTURE BATTERIES IN COMMERCIAL QUANTITIES, WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS, COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to reduce our manufacturing costs, which we intend to do through the effective utilization of OEM partners. We have recently entered into a manufacturing OEM relationship with a Chinese manufacturing facility. In addition, we have recently formed a manufacturing joint venture in China. This is part of our strategic plan to transition all of our high volume manufacturing to China and other low cost manufacturing areas. We have completed the qualification of the OEM manufacturer but have only limited experience with receiving product in commercial quantities. The joint venture will need to construct a manufacturing facility (using, in part, the technology and equipment contributed by us) before it is able to manufacture batteries. In the interim, we have ceased production in our Northern Ireland manufacturing facility because of its high cost of manufacturing. We believe that we have sufficient inventory on hand and production capability at our OEM to meet our anticipated customer demand for the immediate future. However, if our OEM partner is unable to continue to manufacture product in commercial quantities on a timely and efficient basis and/or the manufacturing joint venture suffers delays in constructing its facility, or fails to timely and efficiently manufacture product, we could lose our current customers and fail to attract future customers.

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

If we manufacture our batteries in commercial quantities and they fail to perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. This performance failure may have the long-term effect of harming our ability to market and sell our batteries.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUES, AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED IF WE WERE TO LOSE THE BUSINESS OF ANY ONE OF THEM.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the first nine months of fiscal 2004, two customers, Best Buy and Amperex Technology Limited, each contributed more than 10% of revenue. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each contributed more than 10% of total revenues. During fiscal 2002, four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each contributed more than 10% of total revenues. For fiscal 2001, four customers, Alliant Techsystems Inc., MicroEnergy Technologies Inc., Moltech Corporation, and Qualcomm, each contributed more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

THE FACT THAT WE DEPEND ON A SOLE SOURCE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS FOR KEY RAW MATERIALS MAY DELAY OUR PRODUCTION OF BATTERIES.

We depend on a sole source supplier or a limited number of suppliers for certain key raw materials used in manufacturing and developing our batteries. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers If in the future we are unable to obtain high quality raw materials in sufficient quantities on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

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

We expect that international sales of our products and licenses, as well as licensing royalties, will represent an increasingly significant portion of our sales. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

o changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries, technology, or the transport of lithium and phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

o foreign governments may impose tariffs, quotas, and taxes on our batteries or our import of technology into their countries;

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

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and marketing personnel who are familiar with and experienced in the battery industry. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources than we do. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future.

INTERNATIONAL POLITICAL EVENTS AND THE THREAT OF ONGOING TERRORIST ACTIVITIES COULD INTERRUPT MANUFACTURING OF OUR BATTERIES AND END USER PRODUCTS AT OUR OEMS AND JOINT VENTURE, AND CAUSE US TO LOSE SALES AND MARKETING OPPORTUNITIES.

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan, and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt our manufacturing of batteries and end-user products at our OEM facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing the overall economy, such as the telecommunications, industrial, and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales, and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of liquid Lithium-ion, competing polymer and, in some cases, nickel metal-hydride batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT and Electrovaya. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, which include laptops, cellular telephones, and personal digital assistant products, on the basis of performance, size and shape, cost, and ease of recycling. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

LAWS REGULATING THE MANUFACTURE OR TRANSPORTATION OF BATTERIES MAY BE ENACTED WHICH COULD RESULT IN A DELAY IN THE PRODUCTION OF OUR BATTERIES OR THE IMPOSITION OF ADDITIONAL COSTS THAT COULD HARM OUR ABILITY TO BE PROFITABLE.

At the present time, international, federal, state, or local law does not directly regulate the storage, use, and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future, which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and Lithium-ion batteries is regulated both internationally and domestically. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (IATA), our N-ChargeTM Power System currently falls within the level such that it is no longer exempt and now requires a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of February 6, 2004, our officers, directors and their affiliates as a group beneficially owned approximately 36.9% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 33.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

     o vote for the election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or

     o oppose or support significant corporate transactions when these transactions further their interests as incumbent officers or directors, even if these interests diverge from their interests as stockholders per se and thus from the interests of other stockholders.

SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE TAKEOVER ATTEMPTS DIFFICULT, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND LIMIT THE PRICE THAT POTENTIAL ACQUIRERS MAY BE WILLING TO PAY FOR OUR COMMON STOCK.

Our board of directors has the authority, without any action by the outside stockholders, to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to those of our common stock. The rights of the holders of our capital stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price, may decrease the market price, and may infringe upon the voting and other rights of the holders of our common stock.

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On February 6, 2004, the closing price of our common stock was $5.21. If we are not able to maintain the requirements for continued listing on The NASDAQ SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN A LOSS OF YOUR INVESTMENT.

The market price of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 74,906,078 shares of common stock as of December 31, 2003. In addition, at December 31, 2003, we had 12,625,845 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to an additional 2,025,882 shares of our common stock (based on a conversion price of $4.25) and up to 352,900 shares upon exercise of the related warrant issued on June 2, 2003. To fulfill our obligations to INI), we would issue 915,496 shares of our common stock at its current market price.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK, AND THEREFORE STOCKHOLDERS WILL BE ABLE TO RECOVER THEIR INVESTMENT IN OUR COMMON STOCK, IF AT ALL, ONLY BY SELLING THE SHARES OF OUR STOCK THAT THEY HOLD.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2003. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

     We have long-term debt in the form of two building mortgages, which bear interest at adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.25% and 5.5%, respectively, at December 31, 2003). We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lender's borrowing rate (9% at December 31, 2003) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for our long-term debt.

                          2004       2005         2006        2007        2008    THEREAFTER     TOTAL
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                      (dollars in thousands)
Liabilities:
Fixed rate debt:             --          --      20,000          --          --          --      20,000
Variable rate debt          232         960      15,968       1,070       1,132       2,180      21,542


     Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the third quarter of fiscal 2004. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

In accordance with the Commission's requirements, our Principal Executive Officer and Principal Financial Officer note that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our systems have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 22, 2003, we sold 1,525,506 shares of our restricted common stock at an aggregate price of $5 million to Berg & Berg Enterprises, LLC, an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The single purchaser is a knowledgeable and sophisticated investor and was provided with the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and obtain additional information that was in our possession or we could acquire without unreasonable effort or expense. Net proceeds to us from this sale were $5 million, and are being used to fund corporate operating needs and working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Rule 13a-14/15d-14(a) Certifications

32.1 Section 1350 Certifications

(b)  Reports on Form 8-K:

Current Report on Form 8-K, filed October 1, 2003, disclosing under Item 5 and 7 that, on September 30, 2003, we sold 1,543,925 shares of our restricted common stock to Berg & Berg Enterprises, LLC.

Current Report on Form 8-K, filed November 14, 2003, disclosing under Item 7 and 12 our press release issued on November 13, 2003, disclosing our condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss, each for the quarter ended September 30, 2003.

Current Report on Form 8-K, filed December 17, 2003, disclosing under Item 2 and 7 the Purchase and Sale Agreement and Escrow Instructions between Valence Technology Nevada, Inc. and Mars Partners, dated August 8, 2003.

Current Report on Form 8-K, filed December 23, 2003, disclosing under Item 5 that, on December 22, 2003, we sold 1,525,506 shares of our restricted common stock to Carl Berg's 401(k) plan (the assignee of Berg & Berg Enterprises, LLC).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  VALENCE TECHNOLOGY, INC.




Date:  February 13, 2004          By: /s/ Stephan B. Godevais
                                      --------------------------------------
                                      Stephan B. Godevais
                                      President, Chief Executive Officer
                                      and Chairman of the Board


                                  By: /s/ Kevin W. Mischnick
                                      --------------------------------------
                                      Kevin W. Mischnick
                                      Vice President of Finance and
                                      Assistant Secretary (Principal
                                      Financial and Accounting Officer)

EXHIBIT INDEX


EXHIBIT NO.

31.1  Rule 13a-14/15d-14(a) Certifications
32.1  Section 1350 Certifications