Form 10-K
period 2004-03-31
VALENCE TECHNOLOGY INC
filed 2004-06-18
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2004

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

    Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

    Yes [X]  No [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates on September 30, 2003 was $148,344,749.*

As of June 8, 2004, there were 77,573,615 shares of common stock and 861 shares of preferred stock outstanding.

*Excludes approximately 29,802,820 shares of common stock held by directors, officers and holders of 5% or more of registrant's outstanding common stock at September 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"),OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES,(C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS AND (E) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RISK FACTORS." WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. Business

OVERVIEW

     Valence Technology, Inc. was founded in 1989. From 1989 through 2000, our efforts were focused on developing and acquiring our battery technologies. During 2001, with the appointment of Stephan B. Godevais as our Chief Executive Officer and President, we initiated the transition of our business by broadening our marketing and sales efforts to take advantage of our strengths in research and development, which has fostered an extensive and worldwide portfolio of issued and pending patents. With this strategic shift, we have commercialized the industry's first phosphate based lithium-ion technology and have brought to market several products utilizing this technology. Our mission is to drive the wide adoption of high-performance, safe, low cost energy storage systems by drawing on the numerous benefits of our latest battery technology, the extensive experience of our management team and the significant market opportunity available to us.

     In February 2002, we unveiled our Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants (PDAs) due to safety concerns related to the manufacture of it in large applications. We believe that Saphion(R) technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion such as telecommunications, vehicular, utility and motive power. Currently, we offer our Saphion(R) technology in both a polymer and cylindrical construction. We believe offering Saphion(R) technology in multiple constructions will provide us with the ability to greatly increase the market potential of the technology.

     We introduced our first product based on our Saphion(R) technology, the N-Charge(TM) Power System, in February 2002. We have successfully developed various channels for the sale and distribution of the N-Charge(TM) Power System, including national and regional retailers, top tier computer manufacturers, and national resellers. In February of 2004, we launched the second generation N-Charge(TM) Power System II, currently being sold through some of our existing channels. In February of 2003, we introduced our first large format energy storage system powered by our Saphion(R) technology, the K-Charge(TM) Power System. The K-Charge(TM) Power System is engineered specifically for large format applications such as those required by the telecommunications, industrial and utility markets. It is currently in the prototype stage and is being offered to customers for evaluation and customization for specific product requirements. In February of 2004, we also introduced a prototype of the U-Charge(TM) Power System family of products. The U-Charge(TM) Power System is designed as a direct replacement for lead acid battery systems, such as those utilized in wheelchairs, scooters, vehicles and other motive power devices. This product is in the prototype stage and samples are expected to be available for evaluation by potential customers later in fiscal 2005.

     As part of our low cost manufacturing strategy, we have successfully transitioned polymer cell manufacturing to China through our relationship with Amperex Technology, Ltd., or ATL, a Hong Kong based battery manufacturer, and have developed cylindrical cell and pack production operations in Asia through the use of contract manufacturing arrangements. These achievements, along with the closure of our manufacturing facility in Northern Ireland, will allow us to capitalize on lower manufacturing costs and reduced working capital requirements. Our research and development efforts are focused on completing the development of our 2nd generation Saphion(R) technology, as well as developing future materials based on the attributes that Saphion(R) technology provides.

STRATEGY

     Our business strategy incorporates a balance of system sales and licensing, and a manufacturing plan that leverages internal capabilities and partnerships with contract manufacturers. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and end-users' products in both the large format and small format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

     Key elements of our strategy include:

o DEVELOP AND MARKET POWER SOLUTIONS WITH WIDE APPLICATIONS THAT LEVERAGE THE TECHNOLOGICAL ADVANTAGES OF OUR SAPHION(R)TECHNOLOGY. We launched our initial product, the N-Charge(TM)Power System in the retail market in February 2002. Development and commercialization of our N-Charge(TM)Power System served to validate our Saphion(R)technology. However, it addresses a niche, retail market and has limited consumer application. Our product development and marketing efforts are focused on a series of large format applications, such as our K-Charge(TM)Power System and U-Charge(TM)Power System, and battery solutions that take full advantage of the technological advantages of our Saphion(R)technology. We believe the potential for these large format applications include a broad range of applications in the telecommunications, utility, motive power, consumer appliance industries or as a substitute for existing lead-acid batteries.

o EXECUTE A BALANCED LICENSING AND SYSTEM SALES APPROACH. We intend to drive the adoption of our advanced Saphion(R)technology by designing solutions that offer safety, performance and total cost of ownership advantages to end-users' products. Additionally, we plan to leverage our understanding of certain market segments to develop new, emerging markets for our Saphion(R)lithium-ion technology solutions. We believe our best licensing opportunities will exist following the successful commercialization of our large-format applications (which are currently in the prototype stage) and our 2nd generation Saphion technology (currently in development). We do not expect any significant increase in our licensing revenue until after fiscal 2005 when we have been able to commercialize these technologies.

o IMPLEMENT A MANUFACTURING PLAN that utilizes contract manufacturing capabilities. We have entered into an arrangement with ATL for the manufacturing of our polymer batteries and have developed a relationship with a cylindrical cell manufacturer and a battery pack assembler. We have initiated relationships with additional partners for prismatic cell construction and worldwide material production, as well. We believe this manufacturing strategy will allow us to deliver a high quality, low cost product which meets the needs of a broad range of customers and applications.

o DEVELOP A GREATER PRESENCE IN ASIA that will allow us to capitalize on the numerous cost advantages available to manufacturers in this region. We are examining different avenues to facilitate a transition of additional operations to Asia. In addition to enabling us to take advantage of the numerous cost savings available to Asian manufacturers, this strategy will allow us to maintain control of our intellectual property and operations management.

o IMPLEMENT A PHASED APPROACH TO OUR BUSINESS STRATEGY. Our business strategy has been implemented in three fluid phases, each building on the one previous. During the initial phase, the focus was on the first generation of our Saphion(R)technology in our patented polymer construction. During this phase, we introduced the N-Charge(TM)Power System which has been sold through national and regional retailers, top tier computer manufacturers and national resellers, and our K-Charge(TM)Power System, a large format application designed for the telecommunications and utility markets. In the second phase of the business strategy, which defines our current operations, we have introduced a cylindrical battery construction utilizing our first generation of Saphion(R)material, and we are completing the development of our second generation Saphion(R)technology. This technology will address different markets than those served by the first generation Saphion(R)technology. We are currently working on the development of an energy cylindrical cell and a power cylindrical cell. The applications for the energy cell include electric vehicles, motive applications, notebook computers, and consumer electronics. The applications for the power cell include consumer appliances, such as power tools, and hybrid electric vehicles. The second generation energy cells are expected to ramp over the next few quarters, while the power cells are still under development. The first generation Saphion(R)technology delivers a unique combination of safety and cycle/service life attributes. The second generation Saphion(R)technology is expected to deliver similar safety attributes with greater energy and power density capabilities and a cycle life similar to existing lithium-ion technologies. We are currently developing a third product family, intended as a direct replacement for applications which utilize lead acid batteries. This new family of products known as the U-Charge(TM)Power System is expected to be launched later this year. During this phase, we also will focus additional efforts toward our field of use licensing strategy. The final phase of our business strategy will entail the commercial production of Saphion(R)based energy solutions for the vehicular, telecommunications and utility industries, with a continued focus on marketing small format Saphion(R)solutions through our developed sales channels, and the licensing of our battery chemistry and manufacturing processes.

     We believe our strategy will allow us to expand our market opportunity. Through the sales of products based on our differentiated Saphion(R) technology, and the establishment of Asian partnerships and future operations in Asia to achieve the lowest possible costs, we believe we are equipped to serve existing lithium-ion technology markets as well as open doors to new market opportunities.

FISCAL 2004 HIGHLIGHTS AND RECENT EVENTS

     o    THE N-CHARGE(TM) POWER SYSTEM

          o In February of 2004, Best Buy rolled out the second generation N-Charge(TM) Power System II to its retail stores nationwide.

          o In February of 2004, the second generation N-Charge(TM) Power System II was launched at DEMO 2004. The N-Charge(TM) Power System II is a universal battery which offers up to 10 hours of additional notebook run-time, is modular in design and features a universal tip system to support multiple mobile devices, including notebook PCs, cell phones, DVD players and MP3 players.

          o In December of 2003, we signed license & purchasing and reseller agreements with Mobility Electronics, Inc. (Nasdaq/NMS: MOBE), to integrate Valence's Saphion(R) lithium-ion technology with Mobility's power technology to market a family of universal batteries for electronic devices. We are utilizing Mobility's Smart Tip technology in the N-Charge(TM) Power System II.

          o In September 2003, we expanded our distribution channel for the N-Charge(TM) Power System by adding three new regional retailers, Fry's Electronics, Inc., J&R Music & Computer World and Datavision Computer Video, Inc.

          o In May 2003, the first generation N-Charge(TM) Power System was selected for sale in Best Buy stores nationwide. Distribution through Best Buy supplements our retail distribution through Brookstone, CDW, and PC Connection.

     o    THE K-CHARGE(TM) POWER SYSTEM

          o In June 2004, we signed an agreement granting Tyco Electronics Power Systems, Inc. the exclusive right to resell our K-Charge(TM) Power System to its telecommunications and utility customers for a period of three years. The K-Charge(TM) Power System will be privately labeled and marketed by Tyco Electronics under its ELiTE RK brand. The agreement is conditioned on the product meeting performance criteria and on Tyco Electronics achieving specific quarterly volume requirements. Additionally, sales and marketing, technical assistance and customer support will be provided by Tyco Electronics.

          o In October of 2003, American Electric Power Service Corporation, or AEP, one of the largest investor-owned electric utilities in the United States, and Sandia National Laboratories, or Sandia, a multiprogram laboratory funded by the U.S. Department of Energy, issued a purchase order for K-Charge(TM) Power Systems to be evaluated by AEP for use at a utility substation owned and operated by AEP. Sandia provided funding for the evaluation program.

          o In May 2003, we shipped K-Charge(TM) Power Systems to Electric Vehicles International for evaluation in electric delivery vehicles. Subsequently, in January 2004, Electric Vehicles International purchased additional K-Charge(TM) Power systems for use in its electric delivery vehicles.

     o    THE U-CHARGE(TM) POWER SYSTEM

          o In March 2004, Graham-Field Healthcare Products, a major manufacturer and distributor of healthcare products signed an agreement to evaluate the Saphion(R)-based U-Charge(TM) Power System for use in power wheelchair products.

          o In February 2004, we introduced a prototype of the U-Charge(TM) Power System.

     o    MANUFACTURING RELATIONSHIPS

          o In December 2003, we signed a manufacturing agreement with Pacific Energytech. Co., Ltd., or PETC, a leading Taiwanese manufacturer of lithium-ion rechargeable batteries, for the production of cylindrical Saphion(R)technology cells.

          o In December of 2003 we closed our manufacturing plant in Mallusk, Northern Ireland, and completed the transition of our polymer battery production from our Northern Ireland manufacturing facility to our contract manufacturer, ATL.

SAPHION(R):  THE NEXT-GENERATION IN LITHIUM-ION TECHNOLOGY

     The driving force behind the introduction of lithium-ion technology to the rechargeable battery industry was consumer demand for high energy, small battery solutions to power portable electronic devices. Lithium-ion cobalt-oxide technology was developed to meet that demand and represented a significant advancement in battery technology. Today, however, the challenge is to find ways to maintain costs and meet safety and environmental concerns, while increasing energy density. Additionally, as a result of the safety concerns associated with producing traditional Lithium-ion cobalt-oxide technology in large format applications, many markets today remain served by antiquated technologies, such as lead-acid and nickel metal hydride, which offer low energy density and significant maintenance costs.

     We believe our Saphion(R) technology, which utilizes a natural, phosphate-based cathode in place of other less stable and more costly materials, addresses the current challenges facing the rechargeable battery industry and provides us with several competitive advantages. Key attributes of our Saphion(R) technology include:

o INCREASED SAFETY. We believe that our Saphion(R)technology significantly reduces the safety risks associated with cobalt-oxide based lithium-ion technology. Our Saphion(R)technology utilizes less lithium than other lithium-ion technologies. The unique chemical properties of phosphates render them incombustible if mishandled during charging or discharging. As a result, we believe Saphion(R) technology is more stable under overcharge or short circuit conditions than existing lithium-ion technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our Saphion(R)technology enables the creation of large, high energy density lithium-ion solutions.

o PERFORMANCE ADVANTAGES. We believe Saphion(R) technology offers several performance advantages over the competing battery chemistries of lead-acid, nickel cadmium, nickel metal-hydride and traditional lithium-ion technologies, including high rate capability, long cycle life, long shelf life, and lower total cost of ownership.

          o    High Energy Density. In its large format application, our Saphion
               (R) technology exhibits an energy density which exceeds other battery chemistries utilized in this market such as lead-acid, nickel-metal hydride and nickel cadmium.

          o Increased Cycle Life. Current testing of Saphion(R) technology has yielded cycle life of 2000 cycles at 23(degree)C to 70% of the battery's initial capacity, resulting in a longer life span.

          o No Memory Effect and Maintenance Free. Saphion(R) technology does not exhibit the "memory effect" of nickel cadmium and nickel metal-hydride solutions and is maintenance free.

     o LOWER COST. The phosphate material used in our Saphion(R)technology is less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As a result, we believe that as we manufacture batteries utilizing our Saphion(R)technology, we will be able to do so with lower material costs. In addition, due to the inherent safety associated with the phosphate-based materials used in our Saphion(R)technology, we expect that batteries manufactured with our Saphion(R) technology will not require the addition of costly safety devices. Finally, the lower maintenance costs, long cycle life and long service life associated with Saphion(R)technology, lead to a lower total cost of ownership in numerous applications.

o FLEXIBILITY. Due to the stability of Saphion(R) technology, it can be manufactured to fit small as well as large applications. Small applications include those utilized in the mobile device applications, while large applications include high energy, high power applications such as back-up power systems and vehicles. Additionally, Saphion(R) technology is available in both a polymer and cylindrical construction. In the future, we plan to offer it in a prismatic construction as well.

o ENVIRONMENTAL FRIENDLINESS. Rechargeable batteries that contain nickel-metal-hydride, nickel-cadmium and lead-acid raise environmental concerns. Saphion(R) technology incorporates a natural, environmentally friendly, phosphate-based cathode material.

COMPETITIVE STRENGTHS

We believe we are uniquely positioned for growth due to the following competitive strengths:

o LEADING TECHNOLOGY. We believe our latest technological advancement, our phosphate-based Saphion(R) lithium-ion technology, offers many performance advantages over competing battery technologies. We believe the safety advantages inherent to Saphion(R) technology allow for the creation of large format lithium-ion energy systems. As the first company in the battery industry to commercialize phosphates, we believe we have a significant advantage in terms of time to market.

o NEW MARKET OPPORTUNITIES. We believe that Saphion(R) technology enables the production of high energy density, large format batteries without the safety concerns presented by cobalt-oxide based batteries. Consequently, we believe that Saphion(R) technology energy systems can be designed in a wide variety of products in markets not served by current lithium-ion technology. We intend to be able to expand the market opportunity for lithium-ion by designing our Saphion(R) technology into a wide variety of products for the telecommunications, utility, motive power and vehicular markets.

o REFINED STRATEGIC FOCUS. We have transitioned to a company capitalizing on the results of our research and development by strengthening our sales and marketing efforts. We are expanding our vision to become an energy solutions company, and plan to enter markets previously not served by lithium-ion solutions. Additionally, we have established a low cost manufacturing plan, which includes leveraging internal capabilities as well as contract manufacturing partnerships in low cost regions, and are pursuing the transition of additional operations to Asia.

o EXPERIENCED MANAGEMENT TEAM. We have strengthened our management team with several key people who have a broad base of experience in the high technology industry. The leader of our team is Stephan Godevais, who has 20 years of management and marketing experience at Dell Computer Corporation, Digital Equipment Corporation and Hewlett-Packard Company. Joe Lamoreux, chief operating officer, is a veteran of the notebook industry with 21 years of engineering and management experience in developing award-winning products Lamoreux has also held executive and various management positions in product development engineering at Dell, Compaq Computer Company and IBM.

PRODUCTS

     THE N-CHARGE(TM) POWER SYSTEM FAMILY

     The N-Charge(TM) Power System Family includes two generations of a universal, external battery for mobile devices featuring our Saphion(R) technology. It is a stand-alone tool that provides easy-to-use, anytime, anywhere power for a wide variety of portable electronic devices. The N-Charge(TM) Power System allows users to charge two portable devices, such as a notebook computer and a cell phone or PDA, simultaneously. Our N-Charge(TM) Power System is available in commercial quantities and is currently offered through major retailers, resellers and tier-one companies, as well as through or own direct sales. We offer two generations of the N-Charge(TM) Power System, with the following specifications:



    N-CHARGE(TM) POWER SYSTEM I

Feature                           Model VNC-130                  Model VNC-65
High power port voltage           15.3-24 V DC                   15.3-24 V DC
Low power port voltage            5-12 V DC                      5-12 V DC
Capacity                          10 Ah                          5 Ah
Energy                            120-130 Wh                     60-65 Wh
Charge time (typical)             3-4 hours                      2-3hours
Thickness                         13 mm                          13 mm
Length                            300 mm                         300 mm
Width                             230 mm                         230 mm
Weight                            1.35 kg                        .866 kg
Cycle Life                        > 600 to 70% capacity          > 600 to 70% capacity

    N-CHARGE(TM) POWER SYSTEM II


                                  Base System                     Expansion Pack

Operating Voltage                  15.3V/24V                         15.3V/24V

Out power                          90+ Watts                         90+ Watts

Charge Time                         3 hours                           3 hours

Operating Temperature            -20(degree)C to 60(degree)C    -20(degree)C to 60(degree)C

Dimensions                    248 mm x 93 mm x 20.5 mm           248 mm x 76 mm x 20.5 mm

Weight                             < 1.5 lbs.                       < 1.3 lbs.



    THE K-CHARGE(TM) POWER SYSTEM

     The K-Charge(TM) Power System is a large format energy storage system designed for the telecommunications and utility industries. It features our Saphion(R) technology in a large format battery application. Our K-Charge(TM) Power System is currently in the prototype phase of development and samples are under evaluation by potential customers. We anticipate commencing the commercial distribution of K-Charge(TM) Power System in late fiscal 2005 with the move from the prototype stage to the pilot stage for this product.

    Our K-Charge(TM) Power System has the following specifications:

Operating Voltage          48V

Energy                     2.6 KWH (2.3 KWH WITH EXSITING INVENTORY)

Cycle Life                 > 2000 Cycles (80% Depth of Discharge)
Operating Temperature      -20~60(degree)C (-4~140(degree)F)
(charge & disch.)

Dimensions                 546mm x 295mm x 87.4mm (21.5in. x 11.61in. x 3.44in.)

Weight                     30.4 Kg (67 Lb.)


    THE U-CHARGE(TM) POWER SYSTEM

     The U-Charge(TM) Power System is a Saphion(R) based family of products designed to be a direct replacement for standard size lead acid batteries. This large format energy storage system will be utilized in applications, such as vehicles, wheelchairs, scooters and other motive devices. Our U-Charge(TM) Power System is currently in the prototype stage of development and samples are expected to be available for evaluation by potential customers later this fiscal year.

SALES AND MARKETING

     We currently have an in-house sales and marketing team consisting of fifteen persons. Our Vice President of Sales resides in Chicago, Illinois. Other members of the team reside in Darien, Connecticut; San Jose, California; Raleigh, North Carolina; Atlanta, Georgia, Mallusk, Northern Ireland and Austin, Texas.

     Our N-Charge(TM) Power Systems are typically sold through standard purchase orders through national retailers, distributors, value-added resellers, and directly by our sales force and through our Web site. Our K-Charge(TM) and U-Charge(TM) Power Systems, although still in the prototype stage, are marketed and sold in a much different manner than our N-Charge(TM) Power Systems. The K-Charge(TM) Power System is engineered specifically for large format applications such as those required by the telecommunications and utility markets. The U-Charge(TM) Power System is designed as a replacement for lead-acid battery systems, such as those utilized in wheelchairs, scooters, vehicles, and other motive devices. Generally, these products are customized to a particular customer's application and will require a significant amount of attention and commitment, including potentially capital outlays, by prospective customers. We anticipate sales will typically be made through separately negotiated supply agreements, rather than standard purchase orders. The approval process is therefore long and can take a number of months, as illustrated by our recently announced exclusive supply agreement with Tyco Electronics. Our K-Charge(TM) and U-Charge(TM) Power Systems are expected to be sold in both standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Saphion(R) technology. We provide pack level design and engineering services to assist the customer in configuring a product that meets its needs.

     We typically sell our products pursuant to standard purchase orders and license our technology pursuant to separately negotiated license agreements. Sales of our products are typically denominated in United States dollars. Consequently, our sales historically have not been subject to currency fluctuation risk.

MANUFACTURING

     During fiscal 2004 we closed our Northern Ireland manufacturing facility and now rely on contracts with third party manufacturers for all of our cell and system manufacturing requirements. Our base Saphion(R) battery materials are manufactured in Henderson, Nevada. Batteries configured in a polymer construction are manufactured for us by ATL under a manufacturing contract. Batteries configured in a cylindrical construction are manufactured for us by Pacific Energy Technology Company, or PETC. Our products are assembled into complete systems a contract manufacturer in Taiwan. We have multi-year contracts with each of our manufacturing sources. However, we believe there are multiple manufacturers of batteries that are capable of manufacturing our products to our quality and cost specifications if we require changing or expanding our manufacturing relationships. With these relationships we believe that we will have sufficient capacity to meet or exceed the expected demand in fiscal 2005.

RESEARCH AND PRODUCT DEVELOPMENT

     We conduct research and development and pilot production at our Henderson, Nevada facility and fundamental material research in our facility in Oxford, England. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our battery technology. Our areas of expertise include: chemical engineering; process control; safety; and anode, cathode and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; and analytical chemistry; and material science. Our research and development efforts over the past year and ongoing have focused on three areas:


     o DEVELOPMENT OF SAPHION(R)TECHNOLOGY IN CYLINDRICAL CONSTRUCTION. During fiscal 2004 we reached large scale commercialization of our first generation of Saphion(R)technology, which allowed production of batteries utilizing the technology in a polymer construction. In the fourth quarter of 2004, we completed development of Saphion(R)technology utilizing a cylindrical construction, which allows us to produce a greater variety of products and increases the opportunity to introduce the technology to the marketplace. In the fourth quarter of 2004, we launched production of our second generation N-Charge(TM)systems utilizing cylindrical construction and began shipping samples of cylindrical K-Charge(TM)systems

     o DEVELOPMENT OF SECOND GENERATION OF SAPHION(R)TECHNOLOGY. We are currently working on the development of an energy cylindrical cell and a power cylindrical cell. The applications for the energy cell include electric vehicles, motive applications, notebook computers, and consumer electronics. The applications for the power cell include consumer appliances, such as power tools, and hybrid electric vehicles. The second generation energy cells are expected to ramp over the next few quarters, while the power cells are still under development. The second generation Saphion(R) technology is expected to deliver similar safety attributes with greater energy and power density capabilities than our first generation Saphion(R)technology and a cycle life similar to existing lithium-ion technologies

     o LARGE FORMAT APPLICATIONS FOR SAPHION(R) TECHNOLOGY. The benefits of Saphion(R) technology have led to interest across a broad spectrum of industries from potential customers for large format solutions. In large format applications, Saphion(R) technology provides kilowatts of safe, lithium-ion power that is long-lasting, reliable and maintenance free. It offers excellent cycle life and run-time, and as a result has attracted customers such as AEP, Tyco and Graham Field, who are currently evaluating the product.

     We intend to continuously improve our technology, and are currently focusing on improving the energy density of our products. We are working to advance these improvements into production. We also are working with new materials to make further improvements to the performance of our products. We believe the safety features of our technology and the ongoing improvement in the performance of our batteries will allow us to maintain our competitive advantage.

CUSTOMERS

     To date, our existing purchase orders in commercial quantities are from a limited number of customers. During fiscal 2004, Best Buy's purchase orders contributed 30% of our total revenues. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each contributed more than 10% of total revenues. During fiscal 2002, four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each contributed more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. Currently, we do not have any long-term agreements with any of our customers.

COMPETITION

     Competition in the battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel cadmium, nickel metal hydride, liquid lithium ion and lithium-ion polymer batteries.

     The industry consists of major domestic and international companies, which have substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. Our primary competitors who have announced availability of either lithium-ion or lithium-ion polymer type rechargeable battery products include Sony, Sanyo, Panasonic and Toshiba, among others.

     The performance characteristics of lithium-ion batteries, in particular, have consistently improved over time as the market leaders have matured the technology. Other contenders have recently emerged with a primary focus on price competition. In addition, a number of companies are undertaking research in other rechargeable battery technologies, including work on lithium-ion phosphate technology. Nevertheless, we are continually evolving our technology to meet these and other competitive threats.

     We believe that we have important technological advantages over our competitors in terms of our ability to compete in the rechargeable battery market. We believe that our phosphate battery chemistry, construction and manufacturing processes enable us to enter a wide range of markets that do not currently use lithium-ion batteries. We believe that our next generation materials will provide additional advantages in the areas of safety, cost, size and energy density relative to competing products.

INTELLECTUAL PROPERTY

     Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

     We rely on patent protection for certain designs and products. We hold approximately 202 United States patents, which have expiration dates through 2022 and have about 58 patent applications pending in the United States. We continually prepare new patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

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

     The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulate the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium ion polymer batteries. In addition, IATA has adopted special size limitations for applying exemptions to these batteries. Under IATA, our N-Charge(TM) Power System (65) and N-Charge(TM) Power System II are exempt from a class 9 designation for transportation. Our N-Charge(TM) Power System (130), The K-Charge(TM) Power System and U-Charge(TM) Power System currently fall within the level such that they are not exempt and require a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, as a result of an incident during the summer of 1999, involving another supplier of liquid cylindrical primary batteries that were mishandled at Los Angeles International Airport, DOT had proposed new regulations harmonizing with the UN regulations that have been withdrawn. It is expected that DOT will publish revised proposed regulations. At present it is not known when the revised regulations will be published for comment or their content. We comply with all safety-packaging requirements worldwide and future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

     The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operation of our Henderson, Nevada manufacturing facility and similar regulatory agencies have jurisdiction over our Mallusk, Northern Ireland manufacturing facilities that may impact our cost of closure. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations. In addition, we currently are regulated by the State Fire Marshall's office and local Fire Departments. Frequent audits or changes in their regulations may cause unforeseen delays and require significant time and resources from our technical staff.

     The Clark County Air Pollution Control District has jurisdiction over our Henderson, Nevada facility and annual audits and changes in regulations could impact current permits affecting production or time constraints placed upon personnel.

     Federal, state and local regulations impose various environmental controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-ion batteries. Although we believe that our activities conform to current environmental regulations, any changes in these regulations may impose costly equipment or other requirements. Our failure to adequately control the discharge of hazardous wastes also may subject us to future liabilities.

     Recent analysis of our battery by Nevada Environmental Laboratories using the criteria required by local landfills classified them as non-hazardous waste. Other States and countries may have other criteria for their landfill requirements, which could impact cost and handling issues for end product users.

HUMAN RESOURCES

     As of June 8, 2004, we had a total of 116 regular full-time employees in the United States at our Austin, Texas headquarters and our Henderson, Nevada research and development facility. We have 37 total employees in the areas of administration, sales, legal, marketing, finance, management information systems, purchasing, quality control and shipping & receiving. We had 37 total employees in the areas of engineering, facilities maintenance and environmental health & safety. We had 42 total employees in the areas of research & development and product development; product development includes mixing, coating and assembly. In addition, as of June 8, 2004, our Dutch subsidiary had 28 regular full time employees in the areas of engineering and sales located in Northern Ireland. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

ITEM 2. PROPERTIES

     Our corporate offices are located in a leased facility in Austin, Texas. Our joint venture owns a land license and began construction of a manufacturing facility in Baoding, China. We rent a 55,000 square foot research and development facility in Henderson, Nevada under a lease agreement.

     Our Dutch subsidiary owns a manufacturing facility in Mallusk, Northern Ireland, with approximately 155,000 square feet. As of March 31, 2004 we had mortgages on the manufacturing facility of approximately $4,389,000 and $2,036,000 that bear interest at an annual rate of 5.50% and 5.75%, respectively. We have ceased manufacturing operations in this facility and intend to sell it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "VLNC." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by published financial sources:

        FISCAL 2003:                                                  HIGH        LOW
                                                                     -----       ------
        Quarter ended June 30, 2002                                   3.17        1.28
        Quarter ended September 30, 2002                              1.86        0.45
        Quarter ended December 31, 2002                               2.49        0.50
        Quarter ended March 31, 2003                                  2.20        1.20

        FISCAL 2004:
        Quarter ended June 30, 2003                                   4.65        2.16
        Quarter ended September 30, 2003                              4.23        2.67
        Quarter ended December 31, 2003                               4.48        3.15
        Quarter ended March 31, 2004                                  6.30        3.50

        FISCAL 2005:
        Quarter ended June 30, 2004 (through June 8, 2004)            4.86        3.52


     On June 8, 2004, the last reported sale price of our common shares on the Nasdaq SmallCap Market was $4.01 per share. On that date, we had 77,573,615 shares of common stock outstanding held of record

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     The following table includes, as of March 31, 2004, information regarding common stock authorized for issuance under our equity compensation plans:

------------------------------------------------------------------------------------------
                                                                          NUMBER OF
                          NUMBER OF SECURITIES    WEIGHTED-AVERAGE        SECURITIES
                            TO BE ISSUED UPON     EXERCISE PRICE OF   REMAINING AVAILABLE
                               EXERCISE OF           OUTSTANDING      OR FUTURE ISSUANCE
                          OUTSTANDING OPTIONS,    OPTIONS, WARRANTS      UNDER EQUITY
      PLAN CATEGORY        WARRANTS AND RIGHTS       AND RIGHTS       COMPENSATION PLANS
------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                9,237,260               $5.06              900,378

Equity compensation
plans not approved by
security holders (1)            1,925,000               $6.45                 -


Total                          11,162,260               $5.30              900,378
------------------------------------------------------------------------------------------

--------------
(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vest over four years. 25% of the options vested in May 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (1,125,000 shares vested as of June 14, 2004). The vesting accelerates and become immediately exercisable on the date of a change of control of the Company (or if he has been terminated without good cause or resigned for good reason). Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment offer letter. The exercise price of his options is $7.18 and they vest over four years. 25% of the options vested in June 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (168,752 shares vested as of June 14, 2004).



RECENT SALES OF UNREGISTERED SECURITIES

     On March 5, 2004, we drew down $3 million from a commitment offered by Berg & Berg. The proceeds were used to fund corporate operating needs and working capital. Under the terms of the commitment, we issued Berg & Berg 594,766 shares at the then-current market value of $5.04 per share, determined by the average of the five prior days closing bid prices. Under Rule 144 of the Securities Act of 1933, as amended, these shares are restricted from being traded by Berg & Berg for a period of one year from the date of issuance, unless registered, and thereafter must be traded only in compliance with the volume restrictions imposed by this rule.

     On April 19, 2004, we drew down $3 million from a commitment offered by Berg & Berg. The proceeds were used to fund corporate operating needs and working capital. Under the terms of the commitment, we issued Berg & Berg 710,900 shares at the then-current market value of $4.22 per share, determined by the average of the five prior days closing bid prices. Under Rule 144 of the Securities Act of 1933, as amended, these shares are restricted from being traded by Berg & Berg for a period of one year from the date of issuance, unless registered, and thereafter must be traded only in compliance with the volume restrictions imposed by this rule.

     On May 24, 2004, we drew down $3 million from a commitment offered by Berg & Berg. The proceeds will be used to fund corporate operating needs and working capital. Under the terms of the commitment, we issued Berg & Berg 829,187 shares at the then-current market value of $3.62 per share, determined by the average of the five prior days closing bid prices. Under Rule 144 of the Securities Act of 1933, as amended, these shares are restricted from being traded by Berg & Berg for a period of one year from the date of issuance, unless registered, and thereafter must be traded only in compliance with the volume restrictions imposed by this rule.

ITEM 6.

SELECTED FINANCIAL DATA

     This section presents selected historical financial data of Valence Technology, Inc. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. We derived the statement of operations data for the years ended March 31, 2002, 2003 and 2004 and balance sheet data as of March 31, 2003 and 2004 from the audited consolidated financial statements in this report. We derived the statement of operations data for the years ended March 31, 2000 and 2001 and the balance sheet data as of March 31, 2000, 2001, and 2002 from audited financial statements that are not included in this report.



                                                      FISCAL YEAR ENDED MARCH 31,
                                     2000         2001          2002          2003          2004
                                  ----------   -----------   -----------   -----------   -----------
                                                  (in thousands, except per share data)
 STATEMENT OF OPERATIONS DATA:
 Revenue:
 License and royalty revenue       $      -     $   1,500     $   3,203     $     125     $     963
 Battery and system sales             1,518         7,191         1,671         2,432         8,483
                                  ----------   -----------   -----------   -----------   -----------
 Total revenues                       1,518         8,691         4,874         2,557         9,446

 Cost of sales                            -        18,175         8,649        10,996        15,923

 Gross profit (loss)                  1,518        (9,484)       (3,775)       (8,439)       (6,477)

 Research and product development    19,000         8,516         9,681         9,293         8,638
 Marketing                              297         1,080         1,957         3,210         4,880
 General and administrative           6,795        11,676        11,971        10,140        11,416
 Depreciation and amortization        9,510        11,309         7,927         2,790         2,109
 Gain (loss) on disposal of assets      583            15           147           (20)          (21)
 Restructuring charge                     -             -             -             -           926
 Contract settlement charge               -             -             -             -         3,046
 Asset impairment charge                  -             -        31,884           258        13,660
 Factory startup costs                3,171             -             -             -             -
                                  ----------   -----------   -----------   -----------   -----------
 Total operating expenses            39,356        32,596        63,567        25,671        44,654
                                  ----------   -----------   -----------   -----------   -----------

 Operating loss                     (37,838)      (42,080)      (67,342)      (34,110)      (51,131)
 Minority interest                        -             -             -             -            69
 Cost of warrants                         -             -             -             -          (181)
 Stockholder lawsuit                (30,061)            -             -             -             -
 Interest and other income              804         1,256         2,049           381           345
 Interest expense                    (1,841)       (2,332)       (4,327)       (4,172)       (4,059)
 Equity in loss of joint venture       (210)         (345)            -             -             -
                                  ----------   -----------   -----------   -----------   -----------
 Net loss                           (69,146)      (43,501)      (69,620)      (37,901)      (54,957)
                                  ----------   -----------   -----------   -----------   -----------

 Dividends on preferred stock             -             -             -             -           162
 Beneficial conversion feature and
 accretion to redemption value on
 preferred stock                        560           591             -             -           940
                                  ----------   -----------   -----------   -----------   -----------
 Net loss available to common
 stockholders                     $ (69,706)    $ (44,092)    $ (69,620)    $ (37,901)    $ (56,059)
                                  ==========   ===========   ===========   ===========   ===========

 Net loss per share available to
 common stockholders              $   (2.28)    $   (1.14)    $   (1.53)    $   (0.65)    $   (0.77)
                                  ==========   ===========   ===========   ===========   ===========

 Shares used in computing net loss
 per share available to common
 stockholders, basic and diluted     30,523        38,840        45,504        58,423        73,104
                                  ==========   ===========   ===========   ===========   ===========


                                                            MARCH 31,
                                 --------------------------------------------------------------
                                    2000         2001         2002         2003         2004
                                 ----------   ----------   ----------   ----------   ----------
                                                          (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents         $ 24,556      $ 3,755        $ 623      $ 6,616      $ 2,692
Working capital (deficit)           16,007        5,684       (2,696)       4,023       (4,847)
Total assets                        58,516       86,884       30,531       36,154       21,056
Long-term debt, principal           12,369       20,651       34,639       38,865       39,407
Accumulated deficit               (223,582)    (267,083)    (336,703)    (374,604)    (429,724)
Total stockholders'
     equity (deficit)               27,845       48,214      (15,863)     (17,518)     (56,794)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS
(A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS AND,(E) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

     We have commercialized the first phosphate-based lithium-ion technology and have brought to market several products utilizing this technology. Our mission is to drive the wide adoption of high-performance, safe, low cost energy storage systems by drawing on the numerous benefits of our latest battery technology, Saphion(R), the extensive experience of our management team and the significant market opportunity available to us. The push behind the introduction of Lithium-ion technology to the market was consumer demand for high-energy, small battery solutions to power portable electronic devices. The battery industry, consequently, focused on high-energy solutions at the expense of safety. Additionally, due to safety concerns, lithium-ion technology has been limited in adoption to small format applications. Our Saphion(R) technology, a phosphate based cathode material, addresses the need for a safe lithium-ion solution, especially in large-format applications.

     Founded in 1989 as a research and development company, we currently possess an extensive library of international patents. Prior to 2000, our efforts were focused primarily on developing and acquiring battery technologies. During 2001, with the addition of Stephan Godevais as Chief Executive Officer and President, and recruitment of additional executive management talent, we developed and initiated the implementation of a business plan to capitalize on the significant market opportunity for safe, high-performance energy storage systems by productizing and commercializing our technological innovations.

     Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, as well as through the establishment of a fully-owned subsidiary in a low cost region such as China. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and end-users' products in both the large format and small format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

     To date, we have achieved the following successes in implementing our business plan:

o    Proven the feasibility of our technology;

o Launched new Saphion(R) technology based products, including our N-Charge(TM) Power System family and our K-Charge(TM) Power System, which meet market needs of a large customer base; and introduced our U-Charge(TM) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today;

o Established relationships with top tier customers across many of the target markets for our products, while continuing to build our brand awareness in multiple channels.

o Closed our high cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low cost, quality production.

     Our financial results through the fiscal 2004 were largely consistent with our expected progress in our business. Most significantly, revenue grew by 269% as compared to the prior year to $9.4 million. Additionally, we achieved improvement of our negative gross margin and expanded our development and channel launch of Saphion(R)-based products. Although progressing more slowly than anticipated, we continued our efforts to transition our manufacturing to low-cost regions, and incurred non-recurring expenses related to the discontinuation of our manufacturing facility in Northern Ireland. We believe our long-term success requires the transition of additional operations to Asia. We are exploring a variety of different areas to achieve this transition and generate additional cost savings during fiscal 2005. To support the transition to China and help manage potential delays in product transitions and receiving customer purchase orders, we have received an additional $20 million backup equity funding commitment, which can be increased in certain circumstances, from Carl Berg, a director and stockholder, to cover our fiscal 2005 cash requirements. This commitment can be reduced if funds to support operational needs are received from the sale of our Northern Ireland facility and equipment or from other funding transactions.

     Valence's business headquarters is located in Austin, Texas, our research and development centers are in Henderson, Nevada and Oxford, England, and our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, and exit costs. Our accounting policies are described in Note 3 of the Notes to Consolidated Financial Statements. The following further describes the methods and assumptions we use in our critical accounting policies and estimates:

REVENUE RECOGNITION: We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. For reseller shipments where revenue recognition is deferred, we record revenue based upon the reseller supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. We review this estimate on a quarterly basis. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are recorded as reductions to revenue as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

IMPAIRMENT OF LONG-LIVED ASSETS: We perform a review of long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made. The estimated cash flows used in our impairment analyses reflect our assumptions about average selling prices, royalties, sales volumes, product costs, operating costs (including costs associated with our manufacturing transition to China), disposal costs, and market conditions. These assumptions are sometimes subjective and may require us to make estimates of matters that are uncertain. Additionally, we use probability-weighted scenarios to incorporate the impact of alternative outcomes, where applicable. See Notes to Consolidated Financial Statements, Note 4, Impairment Charge, regarding impairment of tangible and intangible assets.

EXIT COSTS: We incurred exit costs associated with the closure of our Northern Ireland manufacturing facility. In accordance with, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we recognize liabilities for costs associated with exit or disposal activities at fair value in the period during which the liability is incurred. We estimate the liabilities related to exit or disposal activities including lease termination costs, compensation of staff, inventory obsolescence, costs to prepare assets for disposal or sale, and other one-time expenses based upon our analysis of individual transaction circumstances, agreements and commitments. Some agreements may be revised, or actual results may be different from costs reasonably estimated at the incurrence of the liability. In these cases, additional costs or reduced costs are recorded in the period incurred, and differences are disclosed in the footnotes to consolidated financial statements. Costs associated with exit or disposal activities are included in restructuring charges. See Notes to Consolidated Financial Statements, Note 20 Facility Closing, regarding costs of closing our Northern Ireland facility.

CONTRACT SETTLEMENT CHARGE. During the second quarter of fiscal 2004, we recorded a contract settlement charge of $3 million. Beginning in 1994, pursuant to a Letter of Offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. On August 13, 2003 we obtained verbal assurance that we had reached an agreement in principle with the INI to terminate the Letter of Offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. The INI has not yet completed its formal approval processes for this agreement. If we do not finalize the proposed agreement, our potential liability related to termination of the Letter of Offer with INI would range from $1.7 to $7.7 million. We have previously accrued a $1.7 million liability with respect to the INI claim, and recorded a $3.0 million contract settlement expense in our September 30, 2003 fiscal quarter. We believe the $4.7 million liability currently recorded is the best estimate of our liability to the INI.

                              RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2004 (FISCAL 2004), MARCH 31, 2003 (FISCAL 2003) AND MARCH 31, 2002 (FISCAL 2002)

The following table summarizes the results of our operations for the past three fiscal years:



                                                              FISCAL YEAR ENDED
                                             -----------------------------------------------------------------
                    (Dollars in thousands)     MARCH 31, 2004 %CHANGE MARCH 31, 2003 %CHANGE    MARCH 31, 2002
Licensing and royalty revenue...........       $     963        670%      $     125       (96%)    $   3,203
Battery and system sales................       $   8,483        249%      $   2,432        46%     $   1,671
                                             -----------------------------------------------------------------
Total revenues..........................       $   9,446        269%      $   2,557       (48%)    $   4,874
                                             -----------------------------------------------------------------
Gross profit (loss).....................       $  (6,477)        23%      $  (8,439)     (124%)    $  (3,775)
  % of total revenue....................             -69%                      -330%                     -77%
Restructuring, settlement and impairment
     charges............................       $  17,632       6734%      $     258       (99%)    $  31,884
  % of total revenue....................             187%                        10%                     654%
Other operating expenses................       $  27,022          6%      $  25,413       (20%)    $  31,683
  % of total revenue....................             286%                       994%                     650%
                                             -----------------------------------------------------------------
Total operating expenses................       $  44,654         74%      $  25,671       (60%)    $  63,574
                                             -----------------------------------------------------------------
  % of total revenue....................             473%                      1004%                    1304%
Operating loss..........................        ($51,131)        50%      $ (34,110)      (49%)    $ (67,349)
  % of total revenue....................            -541%                     -1334%                   -1382%
                                             -----------------------------------------------------------------
Net loss................................        ($54,957)        45%      $ (37,901)      (46%)    $ (69,620)
                                             =================================================================
  % of total revenue....................            -582%                     -1482%                   -1428%




REVENUE GROWTH AND GROSS MARGIN IMPROVEMENT

BATTERY AND SYSTEM SALES: Battery and system sales totaled $8.483 million for the year ended March 31, 2004, as compared to $2.432 million for the year ended March 31, 2003, and $1.671 for the year ended March 31, 2002. Increases in battery and system sales were primarily the result of establishing and growing our retail and reseller channels for our N-Charge(TM) Power System product. Product shipments to resellers that are subject to right of return are recorded on the balance sheet as deferred revenue. We had $1.593 million in deferred revenue on our balance sheet at March 31, 2004. We expect sales of the N-Charge(TM) Power System to continue to grow moderately in fiscal 2005. We are experiencing longer sales cycles for our large format products than initially expected; however, we expect to see meaningful large format product sales by the end of fiscal 2005.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our technology. Fiscal year 2003 and 2004 license and royalty revenue was primarily related to license fees and royalties payments from Amperex Technology Limited, or ATL. During fiscal 2002, we expanded our licensee base by adding ATL and also converted the Hanil Joint Venture to a license agreement and initial license. We do not expect to receive additional royalty amounts from the Hanil Joint Venture. We continue to pursue licensing of both our process and chemistry patent portfolios. Our large format applications (K-ChargeTM Power System and U-ChargeTM Power System) are currently in the prototype phase and are expected to reach the pilot stage of development in late fiscal 2005. We expect our 2nd generation Saphion(R) technology to begin commercialization for energy applications later in fiscal 2005 and as a result we do not anticipate significant licensing revenues in fiscal 2005.

GROSS PROFIT (LOSS): Gross profit (loss) as a percentage of revenue, or gross margin, was (69%) for the year ended March 31, 2004 as compared to gross margin of (330%) for the fiscal year ended March 31, 2003 and gross margin of (77%) for the year ended March 31, 2002. Although we experienced improvement in fiscal 2004, we maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing costs. We completed the closure of our Northern Ireland manufacturing facility in fiscal 2004 and transition of battery manufacturing to outsourced providers in Asia. We intend to transition additional operations to Asia during fiscal 2005. We expect cost of sales to continue to decrease as a percentage of sales as production volumes continue to increase, and as we continue to implement our low cost manufacturing strategy.

OPERATING EXPENSES AND OVERHEAD COST MANAGEMENT: The following table summarizes our operating expenses during each of the past three fiscal years:

                   (Dollars in thousands)    MARCH 31, 2004   %CHANGE      MARCH 31,2003 %CHANGE    MARCH 31, 2002
Operating Expenses:

   Research and product development.......    $    8,638         (7%)      $    9,293        (4%)    $    9,681
   Marketing..............................    $    4,880         52%       $    3,210        64%     $    1,957
   General and administrative.............    $   11,416         13%       $   10,140       (15%)    $   11,971
   Depreciation and amortization..........    $    2,109        (24%)      $    2,790       (65%)    $    7,927
   (Gain) loss on disposal of assets......    $      (21)         5%       $      (20)     (114%)    $      147
   Restructuring charge...................    $      926        100%       $        0         0%     $        0
   Contract settlement charge.............    $    3,046        100%       $        0         0%     $        0
  Asset impairment charge.................    $   13,660       5195%       $      258       (99%)    $   31,884
                                            ----------------           ---------------              --------------
       Total Operating Expenses...........    $   44,654         74%       $   25,671       (60%)    $   63,567
                                            ================           ===============              ==============
  % of total revenue......................         473%                       1004%                       1304%


We continued to focus on our operating expense management throughout fiscal 2004. Operating expenses as a percentage of revenue decreased to 473% versus over 1000% in prior years. Of our operating expenses in fiscal 2004 and 2003, $17.6 million and $258,000, respectively, related to the changes in our business plan and subsequent closure of our Northern Ireland facility and the sale of our Henderson, Nevada facility, representing 187% and 10% of revenue in each of these fiscal years. We expect to continue to improve our operating expenses as a percentage of sales during fiscal 2005. To help accomplish this objective, we intend to transfer additional operations to Asia in fiscal 2005.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our battery and product research and development. The $655,000 or 7% decrease in research and development expenses from fiscal 2003 to 2004 and $388,000 or 4% decrease from fiscal 2002 to 2003 are due largely to a reduction in headcount and related costs in our reorganization that took place in the third quarter of fiscal 2003, offset by increases in development spending to expand the Saphion(R) family of products. We expect to continue to achieve reductions in research and product development expenses as we improve our product development efficiency and transition portions of our development efforts to Asia.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. The 52% and 64% increases in marketing expenses during fiscal 2004 and fiscal 2003 respectively were the result of increased staffing, advertising, and promotions to support brand awareness and expansion of channels to sell our N-Charge(TM) Power System, K-Charge(TM) Power System, U-Charge Power System, and other Saphion(R) products. We expect marketing expenses to continue to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, accounting, information technology, legal, and corporate related expenses, including our China joint venture. The $1.276 million or 13% increase in general and administrative expenses from fiscal 2003 to fiscal 2004 were primarily the result of the establishment and accounting consolidation of our joint venture, increased regulatory and compliance costs, and retention bonuses for key employees incurred in our Northern Ireland facility. The $1.831 million or 15% decrease in general and administrative expenses from fiscal 2002 to 2003 relates to lower legal expenses and lower recruiting and relocation expenses with completion of relocation of the corporate office to Austin, Texas during fiscal 2002. The decrease is partially offset by an increase in insurance expense. We have initiated negotiations to terminate our joint venture following our finding of ongoing breaches of contractual obligations by Fengfan and our concerns regarding protection of our intellectual property rights. We have terminated the joint venture's technology license, and have ceased our contributions of engineering expertise and capital equipment. The termination of the joint venture will reduce general and administrative expenses, partially offset by the related legal costs that we expect to incur. At this time, the Company's management, after discussion with its legal counsel, believes that resolution of the negotiations will not have a material impact on the financial condition of the Company. The Company is seeking other manufacturing resources in the region.

OTHER COSTS RELATED TO OUR MANUFACTURING TRANSITION

IMPAIRMENT CHARGE: During the second quarter of fiscal 2004, we recorded an impairment charge of approximately $13.7 million. The charge was recorded pursuant to FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". During the second quarter of fiscal 2004, we arrived at our decision to transfer manufacturing from our Northern Ireland facility to low-cost manufacturing regions, including China. Additionally, we continued to progress in the development of our cylindrical battery technology and expect continued emphasis on the licensing and manufacturing of our cylindrical technology to the detriment of the licensing and manufacturing of our stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, we determined that the future cash flows expected to be generated from assets in our Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. The impairment charge was recorded against property, plant, and equipment and intellectual property with a carrying value of $19.5 million to recognize these assets at their fair value. Fair value was determined based on estimated future cash flows to be generated by these assets, discounted at our market rate of interest of 8%. During the fourth quarter of fiscal 2003, we recorded an impairment charge of $258,000 on our property in Henderson, Nevada related to the planned sale of this facility. We estimated that the future cash flows expected from the sale of this facility were less than the asset carrying value and adjusted the assets to their fair value accordingly. During the third quarter of fiscal 2002, we recorded an impairment charge of $31.9 million on assets in our Northern Ireland facility and intellectual property acquired from Telcordia. The fiscal 2002 impairment charge resulted from a redefinition of our business strategy and solidification of our manufacturing plan and product mix. We determined that the future cash flows expected to be generated from older manufacturing equipment in our Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in a net impairment charge against property, plant and equipment and intellectual property to adjust these assets to their fair value.

CONTRACT SETTLEMENT CHARGE: During the second quarter of fiscal 2004, we recorded a contract settlement charge of $3 million. Beginning in 1994, pursuant to a Letter of Offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions, and our desire to obtain unencumbered access to all of its equipment for transfer to China or for sale, we sought to terminate this relationship,, On August 13, 2003 we obtained assurance that we had reached an agreement in principle with the INI to terminate the Letter of Offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years (with an agreement by INI not to short our common stock at any time and not to trade the restricted common stock received for at least one year from the respective payment dates). The INI has not yet completed its formal approval processes for this agreement. If we do not finalize the current agreement, our potential liability related to termination of the Letter of Offer would range from $1.7 million to $7.7 million. We have previously accrued a $1.7 million liability with respect to the INI claim, and recorded a $3 million contract settlement expense in our September 30, 2003 fiscal quarter. We believe the $4.7 million liability currently recorded is the best estimate of our liability to the INI.

RESTRUCTURING CHARGE. In the third fiscal quarter of 2004, we recorded restructuring charges of $926,000 related to the closing of our Northern Ireland facility. During the third quarter of fiscal 2004, we completed the transition of our battery production from our Northern Ireland manufacturing facility to our OEM supplier. As of December 31, 2003, all production at our Northern Ireland facility had ceased. Activities related to closing the facility and preparing equipment for transition to China or for sale are expected to continue into fiscal 2005. All inventory remaining at the conclusion of manufacturing operations was determined to be obsolete and unusable by any of our battery manufacturing sources. Raw materials inventory obsolescence expense of approximately $178,000 and work in process inventory obsolescence expense of approximately $517,000 were recorded as restructuring charges during the quarter ended December 31, 2003. Remaining payment obligations for factory equipment operating leases that extended beyond December 31, 2003 were approximately $231,000. These lease payment obligations provide no economic benefit to us, and contractual lease costs of approximately $231,000 were recorded as restructuring charges during the quarter ended December 31, 2003.

DEPRECIATION AND AMORTIZATION, AND NON OPERATING INCOME AND EXPENSES

Depreciation and Amortization. The decreases in depreciation and amortization in fiscal 2004 and fiscal 2003 resulted from the impairment charge to intellectual property and property, plant, and equipment recorded in the second quarter of fiscal 2004, the fourth quarter of fiscal 2003 and the third quarter of fiscal 2003.

INTEREST AND OTHER INCOME. Interest and other income totaled $345,000, $381,000, and $2.049 million for fiscal years ended March 31, 2004, 2003, and 2002, respectively. Interest during fiscal 2002 related primarily to interest earned on investments acquired from West Coast Venture Capital in February 2001. These assets were transferred to Berg & Berg as a reduction of our debt outstanding during the fourth quarter of fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     At March 31, 2004, our principal sources of liquidity were cash and cash equivalents of $2.7 million and $11 million available under financing commitments with Berg & Berg Enterprises, LLC. The $11 million financing commitment is in the form of an equity line of credit that allows the Company to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.

     During the first quarter of fiscal 2005, we determined that in order to reach our long-term objectives and minimize our fixed operating costs, we require the transition of more of our operations to lower cost regions. In order to achieve this plan, Mr. Berg has agreed to provide an additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. This additional funding commitment will come in the form of an equity line of credit and allow us to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.

     On June 2, 2003 we raised net proceeds of approximately $9.4 million through the sale of 1,000 shares of newly issued Series C Redeemable Convertible Preferred Stock to an unaffiliated investor. The Series C stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On January 22, 2004, the holder of the Series C Stock converted 139 of its 1,000 shares with principal amount of $1.39 million including accrued and unpaid dividends into 327,453 shares of common stock at the conversion price of $4.25 per share. Our business plan contemplates conversion of all remaining shares of Series C Stock prior to their maturity date. On the maturity date, we are required to redeem for cash any unconverted shares of the Series C Stock at their stated value plus any accrued and unpaid dividends. If the remaining Series C Stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing.

     Our current forecast projects that these sources of liquidity will be sufficient for at least the twelve months following March 31, 2004. This forecast assumes product sales during fiscal 2005 from our N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 - $3.5 million per quarter, and additional revenues from volume shipments of our large-format applications commencing in the fourth quarter of fiscal 2005. We also anticipate further cash benefits from continued reductions in our operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with our expected establishment of a presence in China.

    Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals and other adverse development. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C Preferred Stock and demand for repayment of a portion or all of our existing grants.

     Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. If during the next twelve months our cash requirements increase, or our cash sources decline, we would require additional debt or equity financing. In addition, unless we are able to achieve substantially greater product sales or reduced expense over this period, we will require additional debt or equity financing in fiscal 2006. Currently we depend on Carl Berg's continued willingness to fund our operations. Mr. Berg has made no commitments to provide any additional equity or debt financing above his current contractual commitments, and there can be no assurance that he or any of his affiliates will do so in the future. Consequently, if we need additional debt or equity financing, we assume that we will need to obtain such financing from parties other than Mr. Berg and his affiliates. We are not currently aware of any available source for such debt or equity financing and may not be able to arrange for such financing on favorable terms or at all.

     The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2004, 2003, and 2002:

                                                                FISCAL YEAR ENDED
                                                  -------------------------------------------------
                         (Dollars in thousands)    MARCH 31, 2004   MARCH 31, 2003   MARCH 31, 2002
Net cash flows provided by (used in):
Operating activities.....................               ($29,131)        ($32,484)        ($26,160)
Investing activities.....................                ($3,305)           ($706)         ($8,793)
Financing activities.....................                $28,357          $38,999          $32,402
Effect of foreign exchange rates.........                   $155             $184            ($581)
                                                  ---------------  ---------------  ---------------
Net (decrease)/increase in cash and cash
     equivalents.........................                ($3,924)          $5,993          ($3,132)
                                                  ===============  ===============  ===============



     The cash used for operating activities in all periods was primarily for operating losses net of non-cash expenses as described above in the section titled "Operating Expenses and Overhead Cost Management". Cash used for operations during fiscal 2004 was lower than the comparable period in 2003 primarily from cash collected from deferred revenue shipments and other lower net working capital requirements.

     Purchases of property, plant and equipment in our joint venture were offset by our sale of the Henderson, Nevada facility. During fiscal 2004 and fiscal 2003, $706,000 and $8.793 million were invested in property, plant and equipment in our Northern Ireland facility, our Austin, Texas, and Henderson, Nevada facilities.

     The 2004 financing included $13 million from our Berg & Berg equity line, $9.4 million from the issuance of Series C Stock, a note payable by our joint venture for its land purchase, and a cash investment by Fengfan in our joint venture of $4.5 million. The cash invested in our joint venture will be used exclusively for its purposes.

     As a result of the above, we had a net decrease in cash and cash equivalents of $3.924 million during fiscal 2004, a net increase of $5.993 during fiscal 2003, and a net decrease of $3.132 million during fiscal 2002.

     RELATED PARTY TRANSACTIONS

     On June 10, 2003, Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder of ours, committed to provide us $10 million in fiscal 2004, increasing its total available remaining financing commitments to $14 million ($10 million under this new financing commitment and $4 million under a then-existing commitment). Berg & Berg agreed to fund the $14 million commitments by purchasing shares of common stock from time to time as requested by us at the then-current market price. At March 31, 2004, $11 million remained available under this financing commitment.

     In March 2002, we obtained a $30 million equity line of credit with Berg & Berg. At December 31, 2003, the equity line was fully drawn. The financing commitment with Berg & Berg enabled us to access up to $5 million per quarter (but no more than $30 million in the aggregate) in equity capital over the two years following the date of the commitment. This commitment was approved by stockholders at our 2002 annual meeting held on August 27, 2002. In exchange for the amounts funded pursuant to this agreement, we have issued to Berg & Berg restricted common stock at 85% of the average closing price of the Company's common stock over the five trading days prior to the purchase date. We agreed to register any shares we issued to Berg & Berg under this commitment.

     On January 1, 1998, we granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to our 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to our 1990 Plan and an option to purchase 300,000 shares was granted outside of any of our equity plans, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. Our Compensation Committee approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2004, amounts of $3,548,487 and $1,612,683 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears. On June 10, 2004, we received an interest payment of approximately $301,000, which paid interest up to March 4, 2004.

    CAPITAL COMMITMENTS AND DEBT

     At March 31, 2004, we had commitments for capital expenditures for the next 12 months of approximately $100,000 relating to the implementation of our enterprise software system. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

     Our cash obligations for short-term and long-term debt, net of unaccreted discount consisted of:

     (Dollars in thousands)                               March 31, 2004
                                                       -----------------
     Note payable by joint venture for land                $   2,068
     Mortgages on Northern Ireland facility, short-term          967
     Mortgages on Northern Ireland facility, long-term         5,458
     1998 long-term debt to Berg & Berg                       14,950
     2001 long-term debt to Berg & Berg                       20,000
     Interest on long-term debt                                9,720
                                                       -----------------
     Total long-term debt                                  $  53,163
                                                       =================


     Repayment obligations of short-term and long-term debt principal are:

                          2005        2006        2007        2008      THEREAFTER    TOTAL
                        ----------  ----------  ----------  ----------  ----------  ----------
                                             (dollars in thousands)
Principal repayment      3,035      35,977       1,081       1,145         2,205      43,443





     If not converted to common stock prior to maturity, the redemption obligation for the remaining Series C Preferred Stock is $8.6 million on December 2, 2004.

     The future sale of our facility in Northern Ireland will eliminate debt of approximately $6.5 million. If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". We adopted SFAS 149 in its second quarter of fiscal year 2004. The adoption did not have a significant impact on our financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS 150 in its first quarter of fiscal year 2004. The adoption of SFAS 150 required our proposed contract settlement with Invest Northern Ireland, which is payable in shares of our restricted common stock, to be recorded as a liability.

     In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R, which is our first quarter of fiscal 2005. We adopted FIN 46 at the beginning of the second quarter of fiscal 2004 and it did not have a material impact on our financial statements. FIN 46R is not expected to have a material impact on our financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of March 31, 2004, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

                                                  PAYMENT DUE BY PERIOD
                             --------------------------------------------------------------
                                           Less than                              More than
Contractual Obligations        Total        One Year   1 - 3 Years   3 - 5 Years   5 Years
--------------------------   ----------   ----------   ----------   ----------   ----------
Note payable                 $   2,068     $  2,068     $      -     $      -     $      -
Long-term debt obligations      51,095          967       47,923        1,799          406
Operating lease obligations      1,419          535          764          120            -
Purchase obligations             4,136        4,136            -            -            -
Other long-term liabilities      4,789        1,753        3,036            -            -
                             ----------   ----------   ----------   ----------   ----------
Total                        $  63,507     $  9,459     $ 51,723     $  1,919     $    406
                             ==========   ==========   ==========   ==========   ==========



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

NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS COULD SUFFER. IN THAT EVENT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMMON STOCK. THE RISKS DISCUSSED BELOW ALSO INCLUDE FORWARD-LOOKING STATEMENTS AND OUR ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS


                          RISKS RELATED TO OUR BUSINESS

WE MAY BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

     At March 31, 2004, our principal sources of liquidity were cash and cash equivalents of $2.7 million and $11 million available under financing commitments with Berg & Berg Enterprises, LLC. The $11 million financing commitment is in the form of an equity line of credit that allows the Company to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.

     During the first quarter of fiscal 2005, we determined that in order to reach our long-term objectives and minimize our fixed operating costs, we require the transition of more of our operations to lower cost regions. In order to achieve this plan, Mr. Berg has agreed to provide an additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. This additional funding commitment will come in the form of an equity line of credit and allow us to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.

     On June 2, 2003 we raised net proceeds of approximately $9.4 million through the sale of 1,000 shares of newly issued Series C Redeemable Convertible Preferred Stock to an unaffiliated investor. The Series C stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On January 22, 2004, the holder of the Series C Stock converted 139 of its 1,000 shares with principal amount of $1.39 million including accrued and unpaid dividends into 327,453 shares of common stock at the conversion price of $4.25 per share. Our business plan contemplates conversion of all remaining shares of Series C Stock prior to their maturity date. On the maturity date, we are required to redeem for cash any unconverted shares of the Series C Stock at their stated value plus any accrued and unpaid dividends. If the remaining Series C Stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that we could obtain the additional financing.

     Our current forecast projects that these sources of liquidity will be sufficient for at least the twelve months following March 31, 2004. This forecast assumes product sales during fiscal 2005 from our N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 - $3.5 million per quarter, and additional revenues from volume shipments of our large-format applications commencing in the fourth quarter of fiscal 2005. We also anticipate further cash benefits from continued reductions in our operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with our expected establishment of a presence in China.

     Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals and other adverse developments. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C Preferred Stock and demand for repayment of a portion or all of our existing grants.

     Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. If during the next twelve months our cash requirements increase, or our cash sources decline, we would require additional debt or equity financing. In addition, unless we are able to achieve substantially greater product sales or reduced expense over this period, we will require additional debt or equity financing in fiscal 2006. Currently we depend on Carl Berg's continued willingness to fund our operations. Mr. Berg has made no commitments to provide any additional equity or debt financing above his current contractual commitments, and there can be no assurance that he or any of his affiliates will do so in the future. Consequently, if we need additional debt or equity financing, we assume that we will need to obtain such financing from parties other than Mr. Berg and his affiliates. We are not currently aware of any available source for such debt or equity financing and may not be able to arrange for such financing on favorable terms or at all.

OUR LIMITED FINANCIAL RESOURCES COULD MATERIALLY AFFECT OUR BUSINESS AND OUR ABILITY TO COMMERCIALLY EXPLOIT OUR TECHNOLOGY. LIMITED FINANCIAL RESOURCES CAN ADVERSELY AFFECT OUR ABILITY TO RESPOND TO UNANTICIPATED DEVELOPMENTS AND PLACE US AT A COMPETITIVE DISADVANTAGE TO OUR COMPETITORS.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. Nor do we have committed financing to provide for our operations for more than the next twelve months. As a consequence, one of our primary objectives has been to reduce expenses and overhead and thus limiting the resources available to the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which, we are able to commercially exploit our Saphion technology. For example, it could:

     o limit the research and development resources we are able to commit to the further development of our technology and the development of products that can be commercially exploited in our marketplace;

     o limit the sales and marketing resources that we are able to commit to the marketing of our technology;

     o have an adverse impact on our ability to attract top-tier companies as our technology and marketing partners;

     o have an adverse impact on our ability to employ and retain qualified employees with the skills and expertise necessary to implement our business plan;

     o make us more vulnerable to failure to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events;

     o limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

     o place us at a competitive disadvantage to our competitors that have greater financial resources than we have.

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $429.7 million as of March 31, 2004. We had negative working capital of $4.8 million as of March 31, 2004, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We may continue to incur operating losses and negative cash flows during fiscal 2005. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss of $55.0 million for the fiscal year ended March 31, 2004 and a net loss of $37.9 million for the fiscal year ended March 31, 2003. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE BEYOND THOSE CURRENTLY
ANTICIPATED.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demand would depend on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales will lag behind these increased working capital requirements.

OUR INDEBTEDNESS AND OTHER OBLIGATIONS ARE SUBSTANTIAL AND COULD MATERIALLY AFFECT OUR BUSINESS AND OUR ABILITY TO INCUR ADDITIONAL DEBT TO FUND FUTURE NEEDS.

We have now and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2004, we had approximately $53 million of total consolidated indebtedness. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

     o limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

     o require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

     o make us more vulnerable to failure to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events, limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

     o place us at a competitive disadvantage to our competitors that have relatively less debt than we have.

ALL OF OUR ASSETS ARE PLEDGED AS COLLATERAL UNDER OUR LOAN AGREEMENTS. OUR FAILURE TO MEET THE OBLIGATIONS UNDER OUR LOAN AGREEMENTS COULD RESULT IN FORECLOSURE OF OUR ASSETS.

All of our assets are pledged as collateral under various loan agreements. If we fail to meet our obligations pursuant to these loan agreements, our lenders may declare all amounts borrowed from them to be due and payable together with accrued and unpaid interest. If this were to occur, we would not have the financial resources to repay our debt and these lenders could proceed against our assets.

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

IF OUR PRODUCTS FAIL TO PERFORM AS EXPECTED, WE COULD LOSE EXISTING AND FUTURE BUSINESS, AND OUR ABILITY TO DEVELOP, MARKET AND SELL OUR BATTERIES COULD BE HARMED.

If our products when introduced do not perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. This performance failure may have the long-term effect of harming our ability to develop, market and sell our products.

IN ADDITION TO BEING USED IN OUR OWN PRODUCT LINES, OUR CELLS ARE INTENDED TO BE INCORPORATED INTO OTHER PRODUCTS. IF WE DO NOT FORM EFFECTIVE ARRANGEMENTS WITH OEMS TO COMMERCIALIZE THESE PRODUCTS, OUR PROFITABILITY COULD BE IMPAIRED.

Our business strategy contemplates that we will be required to rely on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized power system and the commencement of volume shipments of the power system to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our products by OEMs. If we are unable to design, develop, and introduce products that meet OEMs' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or pack assemblers to successfully commercialize our products, which could impair our profitability.

FAILURE TO IMPLEMENT AN EFFECTIVE LICENSING BUSINESS STRATEGY WILL ADVERSELY AFFECT OUR REVENUE, CASH FLOW, AND PROFITABILITY.

Our long-term business strategy anticipates achieving significant revenue from the licensing of our intellectual property assets, such as our Saphion(R) technology. We have not entered into any licensing agreements for our Saphion(R) technology. Our future operating results could be adversely affected by a variety of factors including:

     o our ability to secure and maintain significant licensees of our proprietary technology;

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During fiscal 2004, one customer, Best Buy contributed 30% of revenue. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each contributed more than 10% of total revenues. During fiscal 2002, four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each contributed more than 10% of total revenues. For fiscal 2001, four customers, Alliant Techsystems Inc., MicroEnergy Technologies Inc., Moltech Corporation, and Qualcomm, each contributed more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

THE FACT THAT WE DEPEND ON A SOLE SOURCE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS FOR KEY RAW MATERIALS MAY DELAY OUR PRODUCTION OF BATTERIES.

We depend on a sole source supplier or a limited number of suppliers for certain key raw materials used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

WE HAVE FOUR KEY EXECUTIVES, THE LOSS OF ANY OF WHICH COULD HARM OUR BUSINESS.

Without qualified executives, we face the risk that we will not be able to effectively run our business on a day-to-day basis or execute our long-term business plan. We do not have key man life insurance policies with respect to any of our key members of management.

OUR PLANNED RELOCATION OF CORE OPERATIONS TO CHINA IS A COMPLEX PROCESS THAT MAY DIVERT MANAGEMENT ATTENTION, LEAD TO DISRUPTIONS IN OPERATIONS AND DELAY IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We are planning to relocate our core operations to China, which is a time-consuming and complicated process. The relocation will require physically moving and setting up operations as well as ensuring that we have adequate staffing, including administrative and executive personnel. Some of our employees may not wish to relocate and we will have to find suitable employees in China. If the labor pool does not have adequate resources, we may have to train personnel to perform necessary functions for our core operations. While we intend to implement a plan to relocate our core operations that will minimize disruption to our operations, if we are unable to do so, it could result in service disruptions that would negatively affect our business and could reduce our revenue and result in customer dissatisfaction. Furthermore, planning for the relocation is also expected to divert the attention of our key management personnel. We can provide no assurances that key management will not be distracted by planning for our relocation. We can also provide no assurances that we will be able to complete the relocation efficiently or effectively, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the relocation. Additionally, some of our key employees, including executives, may choose not to remain employed with us after the relocation. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

OUR OXIDE-BASED BATTERIES, WHICH NOW COMPRISE A SMALL PORTION OF OUR AVAILABLE PRODUCTS, CONTAIN POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

In the event of a short circuit or other physical damage to an oxide-based battery, a reaction may result with excess heat or a gas being generated and released. If the heat or gas is not properly released, the battery may be flammable or potentially explosive. We could, therefore, be exposed to possible product liability litigation. In addition, our batteries incorporate potentially dangerous materials, including lithium. It is possible that these materials may require special handling or those safety problems may develop in the future. If the amounts of active materials in our batteries are not properly balanced and if the charge/discharge system is not properly managed, a dangerous situation may result. Battery pack assemblers using batteries incorporating technology similar to ours include special safety circuitry within the battery to prevent such a dangerous condition. We expect that our customers will have to use a similar type of circuitry in connection with their use of our oxide-based products.

WE EXPECT TO SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO AND DERIVE A SIGNIFICANT PORTION OF OUR LICENSING REVENUES FROM CUSTOMERS LOCATED OUTSIDE THE UNITED STATES. FOREIGN GOVERNMENT REGULATIONS, CURRENCY FLUCTUATIONS AND INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS AND LICENSES UNAFFORDABLE IN FOREIGN MARKETS, WHICH WOULD REDUCE OUR FUTURE PROFITABILITY.

We expect that international sales of our products and licenses, as well as licensing royalties, represent a significant portion of our sales potential. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

IF WE ARE SUED ON A PRODUCT LIABILITY CLAIM, OUR INSURANCE POLICIES MAY NOT BE SUFFICIENT.

Although we maintain general liability insurance and product liability insurance, our insurance may not cover all potential types of product liability claims to which manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

OUR FAILURE TO COST-EFFECTIVELY MANUFACTURE BATTERIES IN COMMERCIAL QUANTITIES, WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS, COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners. We currently manufacture our batteries and assemble our products in China and Taiwan. We intend to transition additional operations to Asia over the course of fiscal 2005. We have ceased production in our Northern Ireland manufacturing facility and are attempting to sell the facility. As a consequence, we are dependent on the performance of our manufacturing partners to manufacture and deliver our products to our customers. If any of our manufacturing partners is unable to continue to manufacture product in commercial quantities on a timely and efficient basis, we could lose customers and adversely impact our ability to attract future customers.

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

Our ability to compete successfully will depend on whether we can protect our existing proprietary technology and manufacturing processes. We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. These measures may not be adequate to safeguard the proprietary technology underlying our batteries. Employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies in the event of their breaches. In addition, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

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

                  RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

SINCE OUR PRODUCTS ARE MANUFACTURED IN CHINA AND WE INTEND TO TRANSFER ADDITIONAL OPERATIONS TO CHINA, WE FACE RISKS IF CHINA LOSES NORMAL TRADE Relations with the United States.

We manufacture and export our products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the United States Senate voted to permanently normalize trade with China, which provides a favorable category of United States import duties. In addition, on December 11, 2001 China was accepted into the World Trade Organization (WTO), a global international organization of 144 countries that regulates international trade. As a result of opposition to certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations, or NTR, status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the Unites States of other trade policies adverse to China could have an adverse effect on our business.

BECAUSE THE CHINESE LEGAL SYSTEM IN GENERAL, AND THE INTELLECTUAL PROPERTY REGIME IN PARTICULAR, ARE RELATIVELY WEAK, WE MAY NOT BE ABLE TO ENFORCE INTELLECTUAL PROPERTY RIGHTS IN CHINA AND ELSEWHERE.

We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

ENFORCING AGREEMENTS AND LAWS IN CHINA IS DIFFICULT OR MAY BE IMPOSSIBLE AS CHINA DOES NOT HAVE A COMPREHENSIVE SYSTEM OF LAWS.

We are dependent on our agreements with our Chinese manufacturing partners. In addition, we are currently party to a dispute with our joint venture partner in our unsuccessful Fengfan joint venture. Enforcement of agreements may be sporadic and implementation and interpretation of laws may be inconsistent. The Chinese judiciary is relatively inexperienced in interpreting agreements and enforcing the laws, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may be impossible to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction.

THE GOVERNMENT OF CHINA MAY CHANGE OR EVEN REVERSE ITS POLICIES OF PROMOTING PRIVATE INDUSTRY AND FOREIGN INVESTMENT, IN WHICH CASE OUR ASSETS AND OPERATIONS MAY BE AT RISK.

     We currently have relationships with manufacturers in China for the production of our products and are examining transitioning our core operations to China. We are pursuing the transfer of additional operations to China.

     China is a socialist state, which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Our existing and planned operations in China are subject to the general risks of doing business internationally and the specific risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. Many of the current reforms which support private business in China are unprecedented or experimental. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government's reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how future reforms will affect our business.

THE GOVERNMENT OF CHINA CONTINUES TO EXERCISE SUBSTANTIAL CONTROL OVER THE CHINESE ECONOMY WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China's continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual enterprises. However, the economy continues to be subject to significant government controls, which, if directed towards our business activities, could have a significant adverse impact on us. For example, if the government were to limit the number of foreign personnel who could work in the country, or were to substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on our operations, the impact would be significant.

CHANGES IN CHINA'S POLITICAL AND ECONOMIC POLICIES COULD HARM OUR BUSINESS.

The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

     o    economic structure;

     o    level of government involvement in the economy;

     o    level of development

     o    level of capital reinvestment;

     o    control of foreign exchange;

     o    methods of allocating resources; and

     o    balance of payments position.

As a result of these differences, our operations, including our current manufacturing operations in China, may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to the OECD member countries.

BUSINESS PRACTICES IN CHINA MAY ENTAIL GREATER RISK AND DEPENDENCE UPON THE PERSONAL RELATIONSHIPS OF SENIOR MANAGEMENT THAN IS COMMON IN NORTH AMERICA AND THEREFORE SOME OF OUR AGREEMENTS WITH OTHER PARTIES IN CHINA COULD BE DIFFICULT OR IMPOSSIBLE TO ENFORCE.

The business culture of China is, in some respects, different from the business culture in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in China and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in China are very significant in the business culture. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in China may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally binding and enforceable manner, the parties to a written agreement in China may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in China may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in the PRC may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in China may be more difficult to review and understand. Also, despite legal developments in China over the past 20 years, adequate laws, comparable with Western standards, do not exist in all areas and it is unclear how many of our business arrangements would be interpreted or enforced by a court in China.

IF THE RELATIONSHIP BETWEEN CHINA AND THE UNITED STATES DETERIORATES, THE GOVERNMENT OF CHINA COULD ADVERSELY CHANGE ITS POLICIES WITH RESPECT TO U.S. INVESTMENT IN COMPANIES IN CHINA.

Our business may be adversely affected by the diplomatic and political relationships between the United States and China. These influences may adversely affect our ability to operate in China. If the relationship between the United States and China were to materially deteriorate, it could negatively affect our ability to control our operations and relationships in China, enforce any agreements we have with Chinese manufacturers or otherwise deal with any assets or investments we may have in China.

OUR OPERATIONS COULD BE MATERIALLY INTERRUPTED, AND WE MAY SUFFER A LARGE AMOUNT OF LOSS, IN THE CASE OF FIRE, CASUALTY OR THEFT AT ONE OF OUR MANUFACTURING OR OTHER FACILITIES.

Our products are manufactured by Chinese manufacturers through contractual relationships. In addition, we are pursuing a strategy of expanding our operations in China. Firefighting and disaster relief or assistance in China is substandard by Western standards. Consistent with common practice in China for companies the size of us and our business partners in China, neither we nor they, to our knowledge, maintain fire, casualty, theft insurance or business interruption insurance. In the event of a loss of revenue or material damage to, or loss of, the manufacturing plants where our products are currently produced, or, in the future, where are other operations, including manufacturing, will occur, due to fire, casualty, theft, severe weather, flood or other cause, we would be forced to replace any assets lost in such disaster without the benefit of insurance and our financial position could be materially compromised or we might have to cease doing business. Also, consistent with customary business practices among enterprises in China, we do not carry business interruption insurance.

THE SYSTEM OF TAXATION IN CHINA IS UNCERTAIN AND SUBJECT TO UNPREDICTABLE CHANGE THAT COULD AFFECT OUR PROFITABILITY.

Many tax rules are not published in China and those that are published can be ambiguous and contradictory leaving a considerable amount of discretion to local tax authorities. China currently offers tax and other preferential incentives to encourage foreign investment. However, the country's tax regime is undergoing review and there is no assurance that such tax and other incentives will continue to be made available. Currently, China levies a 10% withholding tax on profit allocations (i.e., dividends) received from Chinese-foreign joint ventures. If we enter into a joint venture with a Chinese company as part of our strategy to reduce costs, such a joint venture may be considered a Chinese-foreign joint venture if the majority of its equity interests are owned by a foreign shareholder. A temporary exemption from this withholding tax has been granted to foreign investors. However, there is no indication when this exemption will end.

IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO RECOVER VALUE ADDED TAXES IMPOSED BY THE CHINESE TAXING AUTHORITIES.

China's turnover tax system consists of value-added tax, consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input VAT on purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. However, due to a reduction in the VAT export refund rate of some goods, exporters might bear part of the VAT they incurred in conjunction with the exported goods. In 2003, changes to the Chinese Value Added Tax system were announced affecting the recoverability of input VAT beginning January 1, 2004. Our VAT expense will depend on the reaction of both our suppliers and customers. Continued efforts by the Chinese government to increase tax revenues could result in revisions to tax laws or their interpretation, which could increase our VAT and various tax liabilities.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

A renewed outbreak of SARS or another widespread public health problem in China, where we have moved our manufacturing operations and may move additional operations, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

     o quarantines or closures of some of our manufacturing or other facilities which would severely disrupt our operations; or

     o the sickness or death of key officers or employees of our manufacturing or other facilities.

Any of the foregoing events or other unforeseen consequences of public health problems in China could adversely affect our business and results of operations.

OUR PRODUCTION AND SHIPPING CAPABILITIES COULD BE ADVERSELY AFFECTED BY ONGOING TENSIONS BETWEEN THE CHINESE AND TAIWANESE GOVERNMENTS.

Key components of our products are manufactured in China and assembled in Taiwan into end products or systems. In the event that Taiwan does not adopt a plan for unifying with China, the Chinese government has threatened military action against Taiwan. As of yet, Taiwan has not indicated that it intends to propose and adopt a reunification plan. If an invasion by China were to occur, the ability of our manufacturing and assembly partners could be adversely affected, potentially limiting our production capabilities. An invasion could also lead to sanctions or military action by the United States and/or European countries, which could further adversely affect our business.

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

At the present time, international, federal, state, or local law does not directly regulate the storage, use, and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future, which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both internationally and domestically. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (IATA), our N-ChargeTM Power System (Model VNC-65) and N-ChargeTM Power System II are exempt from a Class 9 designation for transportation, while our N-ChargeTM Power System (Model VNC-130), our K-Charge(TM) Power System, and U-Charge(TM) Power System currently fall within the level such that they are not exempt and require a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the DOT Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of June 8, 2004, our officers, directors and their affiliates as a group beneficially owned approximately 38.4% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 35.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On June 8, 2004, the closing price of our common stock was $4.01. In addition, in order to comply with the listing requirements of the NASDAQ SmallCap Market, effective with our 2004 annual meeting of stockholders, we may need to add an additional director to our board of directors that is "independent" as defined by those rules. Because of our financial condition, we are having difficulty identifying a suitable candidate. If we are not able to maintain the requirements for continued listing on The NASDAQ SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 75,961,826 shares of common stock as of March 31, 2004. In addition, at March 31, 2004, we had 12,715,124 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to an additional 2,025,882 shares of our common stock (based on a conversion price of $4.25) and up to 352,900 shares upon exercise of the related warrant issued on June 2, 2003. To fulfill our obligations to INI, based on our proposed settlement, we would issue 915,496 shares of our common stock at its current market price.

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

     We have long-term debt in the form of two building mortgages, which bear interest at adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.50% and 5.75%, respectively, at March 31, 2004). We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lender's borrowing rate (9% at March 31, 2004) and the second loan has a fixed interest rate of 8%. The table below presents principal amounts by fiscal year for our long-term debt.

                          2005        2006        2007        2008      THEREAFTER    TOTAL
                       ----------  ----------  ----------  ----------  ----------  ----------
                                                (dollars in thousands)
Liabilities:
Fixed rate debt:             --       20,000          --         --          --        20,000
Variable rate debt          967       15,977        1,081      1,145       2,205       21,375



Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 8 FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements and notes thereto appear on pages F-3 through F-22.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, we conducted an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level and designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, along with the other members of management, evaluate our disclosure controls and procedures as of the end of the period covered by our reports filed pursuant to the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting the Chief Executive Officer and Chief Financial Officer on a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic and other filings with the Commission.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following persons serve as our directors:
DIRECTORS                                 AGE               PRESENT POSITION

Carl E. Berg (1)(2)...................    66    Director
Stephan B. Godevais...................    42    Director and Chairman of the Board
Bert C. Roberts (1)...................    61    Director
Alan F. Shugart (1)(2)................    73    Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

The following persons serve as our executive officers:

EXECUTIVE OFFICERS                        AGE               PRESENT POSITION

Stephan B. Godevais...................    42    President and Chief Executive Officer
Joseph F. Lamoreux....................    42    Chief Operating Officer
Kevin W. Mischnick....................    37    Vice President of Finance and Assistant Secretary
Roger A. Williams.....................    56    General Counsel and Assistant Secretary

The following persons are significant employees:

SIGNIFICANT EMPLOYEES                     AGE               PRESENT POSITION

David St. Angelo......................    44    Vice President of Large Format Energy Solutions
Kevin Brennan.........................    35    Vice President of Sales



Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships between any director and/or any executive officer.

CARL E. BERG. Mr. Berg helped found us and has served on the Board since September 1991. For more than 30 years, Mr. Berg has been a major Silicon Valley industrial real estate developer and a private venture capital investor. Mr. Berg also serves as the director of Mission West Properties, Inc., Monolithic Systems, Inc. and Focus Enhancements, Inc. Mr. Berg holds a Bachelor of Arts degree in Business Administration from the University of New Mexico.

STEPHAN B. GODEVAIS. Mr. Godevais joined us in May 2001 and is currently our Chairman of the Board of Directors, Chief Executive Officer, and President. From December 1997 to April 2001, Mr. Godevais served as a Vice President at Dell Computer Corporation where he led Dell's desktop and notebook product lines for consumers and small businesses. During his tenure at Dell, Mr. Godevais launched the company's Inspiron division, growing it into a multi-billion dollar business and introduced the first 15-inch notebook in the industry, sustaining its position as a market leader from 1998 to 2000. Prior to Dell, Mr. Godevais managed the worldwide notebook business of Digital Equipment Corporation. From December 1994 to November 1997, Mr. Godevais served in several positions, including General Manager and Vice President, at Digital. Mr. Godevais also spent ten years at Hewlett Packard Company, where he held positions in marketing for various product and field organizations. Mr. Godevais holds a business management degree from the Institut d'Etudes Politiques de Paris.

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

JOSEPH F. LAMOREUX. Mr. Lamoreux joined us in July 2001 and serves as our Chief Operating Officer. From May 1997 to May 2001, Mr. Lamoreux worked at Dell Computer Corporation, where he held several positions, including Director of Notebook Supply Chain Management, Director of Notebook Engineering and Director of Engineering, Inspiron. From May 1997 to January 1999, Mr. Lamoreux served as Director of the Portable PC Division at Compaq Computer Corporation. Mr. Lamoreux holds a Bachelor of Science degree in Mechanical Engineering from North Carolina State University.

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

KEVIN BRENNAN. Mr. Brennan joined us in December 2000 and serves as Vice President of Sales. Mr. Brennan has over 14 years experience in the battery industry. Prior to joining us, he served as Corporate Sales and Marketing Manager for Mold-Tech Plastics Inc., a private company that manufactures DC powered battery chargers and cable assemblies. He was responsible for redefining the marketing direction of the company, setting up an Asian sourcing out of Hong Kong, and restructuring sales to profitability. Prior to joining Mold-Tech, Mr. Brennan worked as the Corporate Sales Manager for International Components Corporation, a designer and manufacturer of battery chargers for various mobile devices, from 1991 to 1996. Mr. Brennan holds a Bachelor of Science in Marketing from De Paul University in Chicago, IL, where he resides today.

AUDIT COMMITTEE FINANCIAL EXPERT

     On behalf of the Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. We currently do not have a financial expert on our audit committee.

CODE OF ETHICS

     We have adopted a Code of Ethics and Business Conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Ethics and Business Conduct is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Ethics and Business Conduct is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Valence Technology, Inc., 6504 Bridge Point Parkway, Suite 415, Austin, Texas 78730, Attn: General Counsel or should be made by telephone by calling General Counsel at (888) 825-3623.

     We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics and Business Conduct that apply to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics and Business Conduct described in Item 406(b) of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended March 31, 2004, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2004 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended March 31 indicated below.

                                          Annual Compensation    Long-Term Compensation Awards
                                         ----------------------  -------------------------------
Name and Principal Position Fiscal Year    Salary      Bonus     Securities Underlying Options
--------------------------- -----------  ----------  ----------  -------------------------------
Stephan B. Godevais            2004      $ 500,000    $      -                      -
Chairman of the Board, Chief   2003      $ 500,000    $      -                350,000
Executive Officer and          2002      $ 442,528    $      -              1,500,300
President

Joseph F. Lamoreux             2004      $ 202,308                             50,000
Chief Operating Officer        2003      $ 200,000    $      -                195,000
                               2002      $ 165,495    $      -                225,300

Terry Standefer                2004      $ 166,154                                  -
Formerly Vice President        2003      $ 180,000    $      -                250,000
of Worldwide Operations        2002      $  98,563    $      -                200,300

Kevin W. Mischnick             2004      $ 147,115    $      -                      -
Vice President of Finance      2003      $ 135,000    $ 33,750                 74,652
and Assistant Secretary        2002      $  93,002    $      -                120,300

Roger A. Williams              2004      $ 180,000                                  -
General Counsel and            2003      $ 180,000    $      -                 83,334
Assistant Secretary            2002      $ 164,709    $      -                120,300


                        OPTION GRANTS IN LAST FISCAL YEAR

The following table shows for the fiscal year ended March 31, 2004, certain information regarding options granted to, exercised by, and held at year-end by the named executive officers:

                                        INDIVIDUAL GRANTS
                    ----------------------------------------------------
                     NUMBER OF                                                POTENTIAL REALIZABLE VALUE
                    SECURITIES     PERCENT OF TOTAL                            AT ASSUMED ANNUAL RATES
                    UNDERLYING     OPTIONS GRANTED  EXERCISE                  OF STOCK PRICE APPRECIATION
                      OPTIONS      TO EMPLOYEES IN  FOR BASE       EXPIRATION    FOR OPTION TERM (2)
NAME                GRANTED (#)    FISCAL YEAR (1)  PRICE ($/SH)      DATE           5%           10%
------------------- ------------   --------------- ------------    ---------- ------------- -------------
Stephan B. Godevais     None

JOSEPH F. LAMOREUX      50,000 (3)   56.93%          $3.74         12/15/2013     $117,603      $298,030

TERRY STANDEFER (4)     None

KEVIN W. MISCHNICK      None

ROGER A. WILLIAMS       None

---------------

(1) Options to purchase an aggregate of 625,500 shares were granted to employees in fiscal year 2004.

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

(3) These options vest in 16 equal quarterly installments from the grant date, December 15, 2003.

(4) Effective January 1, 2004, Mr. Standefer no longer serves as Vice President of Worldwide Operations of Valence Technology, Inc.


                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

The following table shows (i) the number of shares acquired and value realized from option exercises by each of the named executive officers during the fiscal year ended March 31, 2004 and (ii) the number and value of the unexercised options held by each of the named executive officers on March 31, 2004:

                     SHARES                NUMBER OF SECURITIES UNDERLYIVALUE OF UNEXERCISED
                    ACQUIRED                 UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS
                       ON        VALUE     FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($) (1)
                    EXERCISE   REALIZED    ------------------------------------------------------
NAME                   (#)        ($)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
------------------  ---------- ----------  -----------  -------------- ----------- --------------
Stephan B. Godevais    --         --        1,290,925         559,375   $ 399,133    $ 451,063
Joseph F. Lamoreux     --         --          235,619         234,681   $ 205,423    $ 350,772
Terry Standefer (2)    --         --          237,800         212,500   $ 270,070    $ 422,125
Kevin W. Mischnick     --         --          115,615          79,337   $ 117,200    $ 147,833
Roger A. Williams      --         --          129,285          74,349   $ 119,629    $ 148,091

--------------

(1) Based on the last reported sales price of our common stock on the Nasdaq SmallCap Market on March 31, 2004 ($4.47), less the exercise price of the options multiplied by the number of shares underlying the option.

(2) Effective January 1, 2004, Mr. Standefer no longer serves as Vice President of Worldwide Operations of Valence Technology, Inc.



EMPLOYMENT AGREEMENTS

Effective May 2, 2001, and renewed in August 2003, we entered into an employment agreement with Stephan B. Godevais pursuant to which we retained Mr. Godevais as Chief Executive Officer and President at a salary of $500,000 per year. The Board reviews his salary on January 1 of each year and may (in its sole discretion) increase, but not decrease, his salary.

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

Mr. Godevais is entitled to a lump sum payment of $500,000 and continued group health insurance coverage for one year following termination if within the first two years of the employment agreement renewal any of the following occurs:

     o A liquidation or change in control occurred (excluding an acquisition by Carl Berg or his affiliated companies of more than 50% of our voting stock, which will not constitute a change of control);

     o We terminated Mr. Godevais' employment for any reason other than for cause; or

     o    Mr. Godevais resigned for good reason.

Effective September 18, 2003, we entered into an employment agreement with Joseph Lamoreux pursuant to which we retained Mr. Lamoreux as Chief Operating Officer at a salary of $230,000 per year. The Board reviews his salary annually on January 1 and may, at its sole discretion, increase, but not decrease, his salary.

Mr. Lamoreux is entitled to a lump sum payment of $100,000 and continued group health insurance coverage for six months following termination if within the subsequent two years of his employment any of the following occurs:

     o A liquidation or change in control occurs (excluding an acquisition by Carl Berg or his affiliated companies of more than 50% of our voting stock, which will not constitute a change of control);

     o Termination of Mr. Lamoreux's employment for any reason other than for cause; or

     o    Mr. Lamoreux resigns for good reason.

We have employment offer letters with each of our named executive officers that stipulate the initial salaries of each officer and the number of options to which the officer was initially entitled. Each letter specifies that either the employee or we, with or without cause, may terminate the employment at any time.

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

Each of our non-employee directors receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan, which we refer to as the Directors' Plan. Only non-employee directors or an affiliate of those directors as defined in the Internal Revenue Code (the "Code") are eligible to receive options under the Directors' Plan. The plan provides that new directors will receive initial stock options to purchase 100,000 shares of common stock upon election to the Board. The per share exercise price for these options will be the fair market value of a share of our common stock on the day the options are granted. These options will vest one-fifth on the first and second anniversaries of the date of grant of the options, and equal quarterly installments over the next three years. A director who had not received options upon becoming a director, received stock options to purchase 100,000 shares on the date of the adoption of the Directors' Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During the fiscal year ended March 31, 2004, the Compensation Committee consisted of Messrs. Shugart and Berg.

In July 1990, we entered into a loan agreement with Baccarat Electronics, Inc. Baccarat subsequently assigned all of its rights, duties and obligations under that agreement, as the same has been amended from time to time, to Berg & Berg, a company controlled by Carl Berg, a principal stockholder and one of our directors. The loan agreement, as amended, allowed us to borrow, prepay and re-borrow up to $15.0 million under a promissory note on a revolving basis. The loan bears interest at one percent over the interest rate on the lender's principal line of credit each year (approximately 9% at March 31, 2004). Effective December 31, 2001, we further amended the loan agreement to provide that Berg & Berg has no further obligations to loan or advance funds to us under this loan agreement, as amended. As of March 31, 2004, the principal balance and accrued and unpaid interest owing under the July 1990 loan agreement, as amended, totaled $18,413,832. By amendment dated February 11, 2002, Berg & Berg agreed to extend the maturity date of the loan from August 30, 2002 to September 30, 2005. In fiscal 1998 and 1999, we issued warrants to purchase 594,031 shares of our common stock to Berg & Berg in conjunction with the amended loan agreement. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the loan from Baccarat.

In October 2001, we entered into a loan agreement with Berg & Berg. Under the terms of the loan agreement, Berg & Berg agreed to advance us up to $20.0 million between the date of the loan agreement and September 30, 2003. Interest on the loans accrues at 8.0% per annum, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. As of March 31, 2004, the principal balance and accrued and unpaid interest owing under this loan agreement totaled $26,100,588. In conjunction with the loan agreement, Berg & Berg received a warrant to purchase 1,402,743 shares of our common stock at an exercise price of $3.208 per share. The warrants are immediately exercisable and expire on October 5, 2005.

In March 2002, we obtained a $30 million equity line of credit with Berg & Berg. The equity line is fully drawn. Our financing commitment from Berg & Berg enabled us to access up to $5 million per quarter in equity capital. In exchange for the amounts funded pursuant to this agreement, we have issued to Berg & Berg restricted common stock at 85% of the average closing price of our common stock over the five trading days prior to the purchase date. We have agreed to register the shares issued to Berg & Berg under this commitment.

On June 10, 2003 Berg & Berg committed to provide an additional $10 million equity commitment to supplement an existing $4 million commitment. We drew down $3 million under this commitment on each of March 5, April 19, and May 24, 2004 at the then-current market value of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of March 31, 2004. For a description of these plans, please see Note 15, Stockholders' Equity (Deficit), in our consolidated financial statements.


                                      NUMBER OF SECURITIES                                NUMBER OF SECURITIES
                                        TO BE ISSUED UPON        WEIGHTED-AVERAGE         REMAINING AVAILABLE
                                     EXERCISE OF OUTSTANDING     EXERCISE PRICE OF        FOR FUTURE ISSUANCE
                                      OPTIONS, WARRANTS AND    OUTSTANDING OPTIONS,           UNDER EQUITY
     PLAN CATEGORY                           RIGHTS            WARRANTS AND RIGHTS         COMPENSATION PLANS
--------------------------------    ------------------------   ----------------------    -----------------------
Equity compensation plans
approved by security holders              9,237,260                   $5.06                      900,378

Equity compensation plans not
approved by security holders (1)          1,925,000                   $6.45                            -

Total                                    11,162,260                   $5.30                      900,378

-------------
(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vest over four years. 25% of the options vested in May 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (1,125,000 shares vested as of June 14, 2004). The vesting accelerates and become immediately exercisable on the date of a change of control of the Company (or if he has been terminated without good cause or resigned for good reason). Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment offer letter. The exercise price of his options is $7.18 and they vest over four years. 25% of the options vested in June 2002 and the remainder vest in 12 equal quarterly installments during the term of his employment (168,752 shares vested as of June 14, 2004).



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of June 8, 2004, by:

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

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 77,573,615 shares of common stock outstanding on June 8, 2004.

Unless otherwise indicated, the address for each of the stockholders listed below is c/o Valence Technology, Inc., 6504 Bridge Point Parkway, Suite 415, Austin, Texas 78730.

                                                                 Beneficial Ownership(1)
                                                             ------------------------------
                                                              Number of        Percent of
Beneficial Owner                                              Shares (#)         Total (%)
-----------------------------------------------------------  ------------      ------------
Carl E. Berg (2)
10050 Bandley Drive, Cupertino, CA 95014                      28,006,164          35.2%
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee; and
Clyde J. Berg
10050 Bandley Drive, Cupertino, CA 95014 (3)                   8,604,270          11.1%
Alan F. Shugart (4)                                              543,310            *
Bert C. Roberts, Jr. (5)                                         509,583            *
Stephan B. Godevais (6)                                        1,752,800          2.2%
Joseph F. Lamoreux (7)                                           263,738            *
Terry Standefer (7)                                              253,425            *
Kevin W. Mischnick (7)                                           129,750            *
Roger A. Williams (8)                                            155,842            *
All directors and executive officers as a group (7
 persons) (9)                                                 31,361,187          38.4%


* Indicates less than one percent.
-----------------

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 77,573,615 shares of common stock outstanding on June 8, 2004, adjusted as required by rules promulgated by the Commission.

(2) Includes 350,000 shares held directly by Mr. Berg; 304,930 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of June 8, 2004; 1,525,506 shares held by Berg & Berg Enterprises 401K Plan FBO Carl E. Berg, of which Mr. Berg is the Trustee; 94,000 shares held by Berg &Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer, of which Mr. Berg is the Trustee 21,984,474 shares and 1,612,400 shares issuable upon exercise of warrants held by Berg & Berg Enterprises, LLC, of which Mr. Berg is the sole manager; 2,134,853 shares held by West Coast Venture Capital, Inc.(WCVC); and. Mr. Berg has sole voting and dispositive power with respect to 2,274,436 shares and shared voting and dispositive power with respect to 25,731,457 shares. Berg & Berg has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 23,596,874 shares. WCVC has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 2,134,853 shares.

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

(4) Includes 202,000 shares held by Mr. Shugart and 341,310 shares issuable upon exercise of options that are exercisable within 60 days of June 8, 2004.

(5) Includes 100,000 shares held by Mr. Roberts, 100,000 shares held indirectly through various entities, 10,000 shares held by his spouse and 299,583 shares issuable upon exercise of options that are exercisable within 60 days of June 8, 2004.

(6) Includes 365,000 shares held by Mr. Godevais and 1,387,800 shares issuable upon exercise of options that are exercisable within 60 days of June 8, 2004.




(7) All shares are issuable upon exercise of options that are exercisable within 60 days of June 8, 2004.

(8) Includes 12,000 shares held by Mr. Williams and 143,842 shares are issuable upon exercise of options that are exercisable within 60 days of June 8, 2004.

(9) Includes 4,483,353 shares issuable upon exercise of options and warrants that are exercisable within 60 days of June 8, 2004.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None, except for certain transactions with Carl E. Berg described in Item 11 Executive Compensation; Compensation Committee Interlocks and Insider Participation.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the aggregate fees billed to the Company for fiscal 2004 and 2003 by Deloitte & Touche LLP:




                     Year Ended March 31,
                    ----------------------- Percentage of Services
                      2004          2003       2004         2003
                    ----------   ---------- ----------   ----------
Audit fees          $ 164,000    $ 188,000      67%          48%
Audit-related fees      9,500           -        4%           -
Tax fees               71,000      200,000      29%          52%
All other fees             -            -        -            -
                    ----------   ---------- ----------   ----------
Total fees          $ 244,500     $388,000     100%          100%
                    ==========   ========== ==========   ==========


     "Audit Fees" billed during fiscal 2004 and 2003 were for professional services rendered for the audit of our financial statements. "Audit-Related Fees" for fiscal 2004 were for services related to accounting consultation and review of a Form S-3 filed with the Securities and Exchange Commission. "Tax Fees" consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to the Company and has concluded that such services are compatible with Deloitte & Touche LLP's role as the Company's independent registered public accounting firm. .

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


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

          (3) EXHIBITS - See Exhibit Index on pages 42-44 of this Annual Report on Form 10-K.
(b) The Company filed the following reports on Form 8-K during the last quarter of the period for which this Annual Report on Form 10-K covers:

               (i) Form 8-K filed February 12, 2004 reporting under Items
                   7 and 12

               (ii) Form 8-K filed March 9, 2004, reporting under Item 5..

(c)            See Exhibit Index on pages 42-44 of this Form 10-K Annual Report.

(d)            None.

EXHIBIT INDEX

Exhibit No.        Description

3.1 (1)            Second Restated Certificate of Incorporation of the Company.

3.2 (6)            Amendment to the Second Restated Certificate of Incorporation of the Company.

3.3 (16)           Certificate of Designations, Preferences and Rights of Series C
                   Convertible Preferred Stock.

3.4 (13)           Second Amended and Restated Bylaws of the Company.

4.1 (3)            Form of Warrant to Baccarat Electronics, Inc.

4.2 (4)            Form of Warrant to Placement Agent (Gemini Capital, LLC).

4.5 (10)           Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC.

4.6 (16)           Warrant to Purchase Common Stock, issued June 2, 2003 (to Riverview
                   Group, LLC)

4.7 (1)            Loan Agreement between the Company and Baccarat Electronics, Inc., dated
                   July 17, 1990

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

10.13 (12)         Letter Agreement and Release between the Company and Berg & Berg
                   Enterprises, LLC dated March 31, 2002.

10.14 (17)         Commitment Letter from Berg & Berg Enterprises, LLC to the Company dated
                   June 9, 2003.

10.15 (16)         Securities Purchase Agreement dated June 2, 2003 (between the Company and the Riverview Group LLC).

10.16 (16)         Registration Rights Agreement dated June 2, 2003 (with Riverview Group, LLC).

10.17 (18)         Joint Venture Contract with Fengfan Group Limited Liability Company dated
                   July 8, 2003.

10.18 (19)         Contract for Technology Investment with Baoding Fengfan Group Limited
                   Liability Company and Baoding Fengfan-Valence Battery Co., Ltd. dated
                   July 8, 2003.

10.19 (20)         Export Sales Contract with Baoding Fengfan-Valence Battery Co., Ltd.
                   dated July 8, 2003.

10.20 (21)         Equipment Contribution Contract with Baoding Fengfan Group Limited
                   Liability Company dated July 8, 2003.

10.21 (22)         Amended Employment Agreement with Stephan Godevais dated September 15, 2003.

10.22 (23)         Amended Employment Agreement with Joseph Lamoreux dated September 18, 2003.

10.23 (24)         Amended Employment Agreement with Terry Standefer dated September 18, 2003.

10.24 (25)         Purchase and Sale Agreement and Escrow Instructions between Valence
                   Technology Nevada, Inc. and Mars Partners, dated August 8, 2003.

21.1               List of subsidiaries of the Company.

23.1               Consent of Independent Registered Public Accounting Firm.

24.1 (26)          Powers of Attorney.

24.2               Powers of Attorney.

31.1               Certification of Stephan B. Godevais, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2               Certification of Kevin W. Mischnick, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1               Certification of Stephan B. Godevais, Principal Financial Officer and Kevin
                   W. Mischnick, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

              (18) Incorporated by reference to the exhibit so described in the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

              (19) Incorporated by reference to the exhibit so described in the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

              (20) Incorporated by reference to the exhibit so described in the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

              (21) Incorporated by reference to the exhibit so described in the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

              (22) Incorporated by reference to the exhibit so described in the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.




              (23) Incorporated by reference to the exhibit so described in the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

              (24) Incorporated by reference to the exhibit so described in the
                   Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003.

              (25) Incorporated by reference to the exhibit so described in the
                   Company's Current Report on Form 8-K, dated December 12,
                   2003, filed with the Securities and Exchange Commission on December 17, 2003.


              (26) Included in signature page.

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

                               VALENCE TECHNOLOGY, INC.



Dated: June 18, 2004           By:/s/ Stephen B. Godevais
                               -----------------------------------
                                      Stephan B. Godevais
                                      Chief Executive Officer, President
                                      and Chairman of the Board


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

                Name                                 Position                        Date
-------------------------------------    ----------------------------------   -------------------

                                         Chief Executive Officer,
                                         President and Chairman of the
                                         Board (Principal Executive
/s/ Stephen B. Godevais                  Officer)                             June 18, 2004
-------------------------------------
Stephan B. Godevais

                                         Vice President of Finance
                                         (Principal Financial and
/s/ Kevin W. Mischnick                   Accounting Officer)
-------------------------------------
Kevin W. Mischnick                                                            June 18, 2004



/s/ Carl E. Berg                         Director                             June 18, 2004
-------------------------------------
Carl E. Berg


/s/ Bert C. Roberts, Jr.*                Director                             June 18, 2004
-------------------------------------
Bert C. Roberts, Jr.


/s/ Alan F. Shugart                      Director                             June 18, 2004
-------------------------------------
Alan F. Shugart


*By /s/ Kevin W. Mischnick
--------------------------------------
Kevin W. Mischnick
Attorney-in-Fact




                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                                                                              Pages
  Consolidated Financial Statements:
    Report of Independent Registered Public Accounting Firm......................................F-2
    Consolidated Balance Sheets as of March 31, 2004 and March 31, 2003..........................F-3
    Consolidated Financial Statements
        for the years ending March 31, 2004, March 31, 2003
        and March 31, 2002:
           Consolidated Statements of Operations and Comprehensive Loss..........................F-4
           Consolidated Statements of Stockholders' Equity (Deficit).............................F-5
           Consolidated Statements of Cash Flows.................................................F-6
    Notes to Consolidated Financial Statements............................................F-7 to F-22


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of April 1, 2002 upon the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."




/s/ Deloitte & Touche LLP
-----------------------------
 Deloitte & Touche LLP



Austin, Texas
June 14, 2004

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                     March 31, 2004      March 31, 2003
                                                                    ----------------     ---------------
ASSETS
Current assets:
Cash and cash equivalents                                              $      2,692         $     6,616
Trade receivables, net of allowance of $98 and $130, respectively             1,477               1,218
Inventory                                                                     3,318               2,757
Prepaid and other current assets                                                837               1,495
                                                                    ----------------     ---------------
Total current assets                                                          8,324              12,086

Property, plant and equipment, net                                           12,218              14,279
Intellectual property, net                                                      514               9,789
                                                                    ----------------     ---------------
Total assets                                                           $     21,056         $    36,154
                                                                    ================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Note payable                                                           $      2,068         $         -
Current portion of long-term debt                                               967                 810
Accounts payable                                                              3,235               3,511
Accrued expenses                                                              3,555               2,013
Deferred revenue                                                              1,593                  14
Grant payable - short term                                                    1,753               1,715
                                                                    ----------------     ---------------
Total current liabilities                                                    13,171               8,063

Grant payable - long term                                                     3,036                   -
Long-term interest payable to stockholder                                     9,720               6,744
Long-term debt, less current portion                                          5,458               5,623
Long-term debt to stockholder                                                33,949              33,242
                                                                    ----------------     ---------------
Total liabilities                                                            65,334              53,672
                                                                    ----------------     ---------------

Minority interest in joint venture                                            4,484                   -

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, 861 issued and outstanding
at March 31, 2004, liquidation value $8,610                                   8,032                   -

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized;
75,961,826 and 71,722,794 shares issued and outstanding, respectively            76                  72
Additional paid-in capital                                                  382,282             366,518
Deferred compensation                                                          (226)               (181)
Notes receivable from stockholder                                            (5,161)             (5,161)
Accumulated deficit                                                        (429,724)           (374,604)
Accumulated other comprehensive loss                                         (4,041)             (4,162)
                                                                    ----------------     ---------------
Total stockholders' equity (deficit)                                        (56,794)            (17,518)
                                                                    ----------------     ---------------
 Total liabilities, preferred stock and stockholders' equity (deficit)  $    21,056         $    36,154
                                                                    ================     ===============


 The accompanying notes are an integral part of these consolidated financial statements.




                                                                           Years Ended
                                                     ----------------------------------------------------
                                                      March 31, 2004     March 31, 2003   March 31, 2002
                                                     -----------------   --------------   --------------
Revenue:
Licensing and royalty revenue                               $     963         $    125        $   3,203
Battery and system sales                                        8,483            2,432            1,671
                                                     -----------------   --------------   --------------
Total revenues                                                  9,446            2,557            4,874

Cost of sales                                                  15,923           10,996            8,649

Gross profit (loss)                                            (6,477)          (8,439)          (3,775)

Operating expenses:
Research and product  development                               8,638            9,293            9,681
Marketing                                                       4,880            3,210            1,957
General and administrative                                     11,416           10,140           11,971
Depreciation and amortization                                   2,109            2,790            7,927
(Gain)/loss on disposal of assets                                 (21)             (20)             147
Restructuring charge                                              926                -                -
Contract settlement charge                                      3,046                -                -
Asset impairment charge                                        13,660              258           31,884
                                                     -----------------   --------------   --------------
Total operating expenses                                       44,654           25,671           63,567
                                                     -----------------   --------------   --------------

Operating loss                                                (51,131)         (34,110)         (67,342)

Minority interest in joint venture                                 69                -                -
Cost of warrants                                                 (181)               -                -
Interest and other income                                         345              381            2,049
Interest expense                                               (4,059)          (4,172)          (4,327)
                                                     -----------------   --------------   --------------
Net loss                                                      (54,957)         (37,901)         (69,620)

Dividends on preferred stock                                      162                -                -
Preferred stock accretion                                         940                -                -
                                                     -----------------   --------------   --------------

Net loss available to common stockholders                   $ (56,059)       $ (37,901)       $ (69,620)
                                                     =================   ==============   ==============
Other comprehensive loss:
 Net loss                                                   $ (54,957)       $ (37,901)       $ (69,620)
Change in foreign currency translation adjustments                121               92             (117)
                                                     -----------------   --------------   --------------
 Comprehensive loss                                         $ (54,836)       $ (37,809)       $ (69,737)
                                                     =================   ==============   ==============

Net loss per share available to  common stockholders        $   (0.77)       $   (0.65)       $   (1.53)
                                                     =================   ==============   ==============

Shares used in computing net loss per share available
to common stockholders, basic and diluted                      73,104           58,423           45,504
                                                     =================   ==============   ==============

 The accompanying notes are an integral part of these consolidated financial statements.



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               for the years ended March 31, 2004, 2003, and 2002
                    (in thousands, except per share amounts)



                                                                                   Notes                   Accumulated
                                                      Additional                Receivable                    Other
                                     Common Stock       Paid-in     Deferred       from      Accumulated  Comprehensive
                                   Shares    Amount     Capital    Compensation Stockholder    Deficit         Loss      Totals
                                  ---------  -------- ------------  ---------  -----------  ------------  ----------  -----------
Balances, March 31, 2001            44,422      $ 44    $ 325,103     $    -     $ (5,713)   $ (267,083)   $ (4,137)    $ 48,214
Exercise of stock options at
  $3.13 to $4.94 per share              39         1          172                                                            173
Conversion of preferred stock        1,109         1        2,735                                                          2,736
Issuance of common stock warrants                           2,768                                                          2,768
Stock compensation                                            260                                                            260
Interest receivable from stockholder                                                 (277)                                  (277)
Net Loss                                                                                        (69,620)                 (69,620)
Change in translation adjustment                                                                               (117)        (117)
                                  ---------  -------- ------------  ---------  -----------  ------------  ----------  -----------
Balances, March 31, 2002            45,570      $ 46    $ 331,038     $    -     $ (5,990)   $ (336,703)   $ (4,254)   $ (15,863)
Sale of stock to private investors  26,153        26       35,106                                                         35,132
Modification of stock option                                  374       (374)                                                  -
Stock compensation                                                       193                                                 193
Interest receivable from stockholder                                                 (278)                                  (278)
Payment of accrued interest on note
receivable from stockholder                                                         1,107                                  1,107
Net Loss                                                                                        (37,901)                 (37,901)
Change in translation adjustment                                                                                 92           92
                                  ---------  -------- ------------  ---------  -----------  ------------  ----------  -----------
Balances, March 31, 2003            71,723      $ 72    $ 366,518     $ (181)    $ (5,161)   $ (374,604)#  $ (4,162)   $ (17,518)
Sale of stock to private investors   3,664         4       12,991                                                         12,995
Exercise of stock options at $0.63
   to $4.94 per share                  247                    416                                                            416
Conversion of preferred stock          327                  1,391                                    (1)                   1,390
Modification of stock option                                  738       (738)                                                  -
Stock compensation                                             36        693                                                 729
Interest receivable from stockholder                                                 (277)                                  (277)
Payment of accrued interest on note
receivable from stockholder                                                           277                                    277
Dividends on preferred stock                                                                       (162)                    (162)
Issuance of common stock warrants                           1,132                                                          1,132
Accretion of warrants                                        (940)                                                          (940)
Net loss                                                                                        (54,957)                 (54,957)
Change in translation adjustment                                                                                121          121
                                  ---------  -------- ------------  ---------  -----------  ------------  ----------  -----------
Balances, March 31, 2004            75,961      $ 76    $ 382,282     $ (226)    $ (5,161)   $ (429,724)   $ (4,041)   $ (56,794)


 The accompanying notes are an integral part of these consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      Years Ended
                                                                  ---------------------------------------------
                                                                   March 31, 2004 March 31, 2003 March 31, 2002
                                                                  --------------- -------------- ---------------
Cash flows from operating activities:
 Net loss                                                            $ (54,957)     $ (37,901)     $ (69,620)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                            2,109          2,790          7,927
Bad debt expense (recoveries)                                              (31)          (182)           312
Accretion of debt discount and other                                       724            924          1,003
Impairment charge                                                       13,660            258         31,884
Contract settlement charge                                               3,046              -              -
Restructuring charge                                                       926              -              -
Cost of warrants                                                           181              -              -
(Gain) loss on disposal of property, plant, & equipment                    (21)           (20)           147
Compensation related to the issuance of stock options                      729            193            260
Interest income on shareholder note receivable                               -           (277)          (277)
Reserve for obsolete inventory                                             120            326              -
Minority interest in joint venture                                         (69)             -              -
Changes in operating assets and liabilities:
Trade receivables                                                         (228)          (674)         2,288
Inventory                                                               (1,376)          (492)         2,243
Prepaid and other current assets                                           731            115            253
Accounts payable                                                          (413)           857         (2,868)
Accrued expenses and long-term interest                                  4,160          1,599          2,788
Deferred revenue                                                         1,578              -         (2,500)
                                                                  -------------  -------------  -------------
Net cash used in operating activities                                  (29,131)       (32,484)       (26,160)
                                                                  -------------  -------------  -------------
Cash flows from investing activities:
Purchases of property, plant & equipment                                (5,990)          (726)        (8,947)
Proceeds from disposal of property, plant & equipment                    2,685             20              -
Proceeds from investments                                                    -              -            154
                                                                  -------------  -------------  -------------
Net cash used in investing activities                                   (3,305)          (706)        (8,793)
                                                                  -------------  -------------  -------------
Cash flows from financing activities:
Proceeds from note payable                                               2,068              -              -
Proceeds from long-term debt                                                 -          4,671         34,065
Payments of long-term debt                                                (959)          (804)        (1,836)
Dividends paid                                                            (116)             -              -
Proceeds from issuance of preferred stock,
net of issuance costs                                                    9,416              -              -
Proceeds from stock option exercises                                       416              -            173
Proceeds from issuance of common stock and warrants,
net of issuance costs                                                   17,532         35,132              -
                                                                  -------------  -------------  -------------
Net cash provided by financing activities                               28,357         38,999         32,402
                                                                  -------------  -------------  -------------

Effect of foreign exchange rates on cash
and cash equivalents                                                       155            184           (581)
                                                                  -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents                        (3,924)         5,993         (3,132)
Cash and cash equivalents, beginning of year                             6,616            623          3,755
                                                                  -------------  -------------  -------------

 Cash and cash equivalents, end of year                                $ 2,692        $ 6,616          $ 623
                                                                  =============  =============  =============

Supplemental Information:
Interest paid                                                              345            269            366
Noncash investing and financing activities:
Fair value of warrants issued in connection with long-term debt
  to stockholder                                                             -              -          2,768
Conversion of preferred stock to common stock                            1,390              -          2,736
Exchange of long-term debt and accrued interest expense
for West Coast Venture Capital assets and accrued interest income            -              -         18,485


 The accompanying notes are an integral part of these consolidated financial statements.

1.   BUSINESS AND BUSINESS STRATEGY:

     Valence Technology, Inc. (with its subsidiaries, "the Company") was founded in 1989. From 1989 through 2000, the Company's efforts were focused on developing and acquiring battery technologies. With the appointment of Stephan B. Godevais as its Chief Executive Officer and President, the Company initiated the transition of its business by broadening its marketing and sales efforts to take advantage of its strengths in research and development. With this strategic shift, the Company has commercialized the industry's first phosphate based lithium-ion technology and brought to market several products utilizing this technology. The Company's mission is to drive the wide adoption of high-performance, safe, low cost energy storage systems by drawing on the numerous benefits of its latest battery technology, the extensive experience of its management team, and the significant market opportunity available to it.

     In February 2002, the Company unveiled its Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. The Company believes that by incorporating a phosphate-based cathode material, its Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies. The Company believes that the safety characteristics of Saphion(R) technology will enable it to be designed into a wide variety of products in both existing lithium-ion markets as well as markets not served by current lithium-ion solutions. These markets include, among others, notebook accessories, consumer appliances, vehicles, utility and the telecommunications sectors.

     The Company's business strategy incorporates a balance of system sales and licensing, and a manufacturing plan that leverages internal capabilities and partnerships with contract manufacturers. The market for Saphion(R) technology will be developed through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(TM) Power System, and through products designed by others. The Company plans to maximize the adoption of Saphion(R) technology by offering it in small and large format applications and polymer, cylindrical, and prismatic constructions. In addition, the Company will seek to expand the fields of use of its Saphion(R) technology through the licensing of its intellectual property related to its battery chemistries and manufacturing processes. The Company's strategy will be implemented in three fluid phases, each building on the one previous, with its own specific technology and market focus.

2.   LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 2004, the Company's principal sources of liquidity were cash and cash equivalents of $2.7 million and $11 million available under financing commitments with Berg & Berg Enterprises, LLC. The $11 million financing commitment is in the form of an equity line of credit that allows the Company to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.

     During the first quarter of fiscal 2005, the Company determined that in order to reach its long-term objectives and minimize its fixed operating costs, the Company requires the transition of more of its operations to lower cost regions. In order to achieve this plan, Mr. Berg has agreed to provide an additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received from the sale of building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. This additional funding commitment will come in the form of an equity line of credit and allow the Company to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.

     On June 2, 2003 the Company raised net proceeds of approximately $9.4 million through the sale of 1,000 shares of newly issued Series C Redeemable Convertible Preferred Stock to an unaffiliated investor. The Series C stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On January 22, 2004, the holder of the Series C Stock converted 139 of its 1,000 shares with principal amount of $1.39 million including accrued and unpaid dividends into 327,453 shares of common stock at the conversion price of $4.25 per share. The Company's business plan contemplates conversion of all remaining shares of Series C Stock prior to their maturity date. On the maturity date, the Company is required to redeem for cash any unconverted shares of the Series C Stock at their stated value plus any accrued and unpaid dividends. If the remaining Series C Stock shares have not been converted by the maturity date, the Company may need to raise additional debt or equity financing to facilitate any required redemption. There can be no assurance that the Company could obtain the additional financing.

     The Company's current forecast projects that these sources of liquidity will be sufficient for at least the twelve months following March 31, 2004. This forecast assumes product sales during fiscal 2005 from our N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 - $3.5 million per quarter, and additional revenues from volume shipments of our large-format applications commencing in the fourth quarter of fiscal 2005. The Company also anticipates further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with the Company's expected establishment of a presence in China.

     The Company's cash requirements may vary materially from those now planned because of changes in its operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize its product development goals, and other adverse developments. In addition, the Company is subject to contingent obligations, including the possible redemption of the Company's outstanding Series C Preferred Stock and demand for repayment of a portion or all of the Company's existing grants.

     Currently, the Company does not have sufficient sales and gross profit to generate the cash flows required to meet its operating and capital needs. If during the next twelve months the Company's cash requirements increase, or its cash sources decline, the Company would require additional debt or equity financing. In addition, unless the Company is able to achieve substantially greater product sales or reduced expense over this period, it will require additional debt or equity financing in fiscal 2006. Currently the Company depends on Carl Berg's continued willingness to fund its operations. Mr. Berg has made no commitments to provide any additional equity or debt financing above his current contractual commitments, and there can be no assurance that he or any of his affiliates will do so in the future. Consequently, if the Company needs additional debt or equity financing, the Company assumes that it will need to obtain such financing from parties other than Mr. Berg and his affiliates. The Company is not currently aware of any available source for such debt or equity financing and may not be able to arrange for such financing on favorable terms or at all.

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

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned joint venture. Significant intercompany balances and transactions are eliminated upon consolidation.

     RECLASSIFICATION:

     Reclassifications of certain prior-year amounts have been made to conform to the current-year presentation.

     REVENUE RECOGNITION:

     Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. For reseller shipments where revenue recognition is deferred, the Company records revenue based upon resellers' supplied reporting of sales to end customers or their inventory reporting. For direct customers, the Company estimates a return rate percentage based upon its historical experience. The Company reviews this estimate on a quarterly basis. From time to time the Company provides sales incentives in the form of rebates or other price adjustments; these are recorded as reductions to revenue as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

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

     INVESTMENTS:

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities as held-to-maturity. Held to maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held to maturity securities are recorded at amortized cost, which approximates market value. As of March 31, 2004, the Company had no held to maturity securities. Dividend and interest income are recognized in the period earned.

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

     INTELLECTUAL PROPERTY:

     Intellectual properties acquired consist of patents and are recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the estimated remaining life of the patents. See Note 4, Impairment Charge.

     RESEARCH AND DEVELOPMENT:

     Research and development costs are expensed as incurred.

     WARRANTY:

     The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect the Company's warranty liability include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company's warranty obligation. Each quarter, the Company re-evaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. See Note 13, Commitments and Contingencies.

     SHIPPING AND HANDLING COSTS:

     In accordance with Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company recognizes as revenue amounts billed to customers related to shipping and handling, with related expenses recorded as a component of cost of sales.

     ADVERTISING COSTS:

     Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2004, 2003, and 2002, were $1.3 million, $611,000, and $18,000, respectively.

     FOREIGN CURRENCY:

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

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2004, 2003, and 2002 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):


                                                                      2004      2003      2002
                                                                  ------------------------------
Net loss available to stockholders - as reported                   $(56,059)$ (37,901) $(69,620)
Add: stock-based compensation expense, net related taxes             (5,426)   (6,806)   (7,595)
                                                                     -------   -------   -------
Net loss available to stockholders - pro forma                      (61,485)  (44,707)  (77,215)
Net loss available to stockholders per share - as reported            (0.77)    (0.65)    (1.53)
Net loss available to stockholders per share, basic and
   diluted - pro forma                                                (0.84)    (0.77)    (1.70)



The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2004, 2003, and 2002:

                            2004       2003        2002
                         -----------------------------------
Risk-free Interest Rate     2.84%       2.85%       4.25%
Expected Life            5.0 years  4.71 years   4.81 years
Volatility                106.74%     106.52%      90.62%
Dividend Yield               -           -            -



COMPREHENSIVE INCOME/LOSS:

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

In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in its first quarter of fiscal year 2004. The adoption of SFAS 150 required the Company's proposed contract settlement with Invest Northern Ireland (Note 12), which is payable in shares of the Company's restricted common stock, to be recorded as a liability.

In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R, which is the first quarter of fiscal 2005 for the Company. The Company adopted FIN 46 at the beginning of the second quarter of fiscal 2004 and it did not have a material impact on the Company's financial statements. FIN 46R is not expected to have a material impact on the Company's financial statements.

INCOME TAXES:

The Company utilizes the liability method to account for income taxes where deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

                                                                   2004           2003          2002
                                                               ------------   -----------   ------------
Shares reserved for conversion of Series C preferred stock       2,026,000             -              -
Common stock options                                             8,694,000     8,920,000      6,426,000
Warrants to purchase common stock                                2,469,000     3,237,000      3,237,000
                                                               ------------   -----------   ------------
          Total                                                 13,189,000    12,157,000      9,663,000
                                                               ============   ===========   ============


4.   IMPAIRMENT CHARGE:

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

     During the quarter ended March 31, 2003, the Company recorded an impairment charge of $258,000 on the property in Henderson, Nevada related to the planned sale of this facility. The Company estimated that the expected future cash flows related to the facility were less than the asset carrying value of $3 million and adjusted the assets to their fair value accordingly. Fair value was based upon quoted market price for the facility.

     An impairment charge of approximately $13.7 million was recorded during the fiscal quarter ended September 30, 2003. The charge was recorded pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the second quarter of fiscal 2004 the Company completed qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. In addition, the Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. The Company has transitioned all manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions as of December 31, 2003, and has ceased all manufacturing operations in its Northern Ireland facility as of the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.

5.   INVENTORY:

     Inventory consisted of the following (in thousands) at:

                               MARCH 31,
                        -----------------------
                           2004         2003
                        ----------   ----------
Raw materials               $ 317      $ 1,163
Work in process             1,330        1,385
Finished goods              1,671          209
                        ----------   ----------
Total inventory           $ 3,318      $ 2,757
                        ==========   ==========



6.   OTHER CURRENT ASSETS:

    Other current assets consisted of the following (in thousands) at:

                                 March 31,
                         -----------------------
                             2004         2003
                         ----------   ----------
Other receivables            $ 101        $ 217
Deposits                        73          115
Prepaid insurance              351          646
Other prepaids                 312          517
                         ----------   ----------
Total other current assets   $ 837      $ 1,495
                         ==========   ==========



7.   INTELLECTUAL PROPERTY:

     Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over five years. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                               March 31,
                                    ----------------------------
                                          2004           2003
                                    -------------   ------------
Intellectual property before impairment $ 13,602       $ 13,602
Less: accumulated amortization            (4,594)        (3,813)
Less: Impairment                          (8,494)             -
                                    -------------   ------------
Intellectual property, net                 $ 514        $ 9,789
                                    =============   ============



     Amortization expense was approximately $781, $1,450 and $1,803 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Amortization expense on intellectual property at March 31, 2004 will be $114 for fiscal years 2005 through 2008 and $58 for fiscal year 2009.

8.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, net of impairment, consisted of the following (in thousands) at:

                                                            March 31,
                                                      2004            2003
                                                ---------------  -------------

Building and land                                  $    15,726      $   14,573
Leasehold improvements                                      50             47
Machinery and equipment                                  8,446         10,287
Office and computer equipment                              957            845
Construction in progress                                 2,490          2,725
                                                ---------------  -------------
Total cost                                              27,669         28,477
Less: accumulated depreciation                         (15,451)       (14,198)
                                                ---------------  -------------
Total cost, net of impairment and depreciation     $    12,218      $  14,279
                                                ===============  =============


9.   ACCRUED EXPENSES:

     Accrued expenses consisted of the following (in thousands) at:

                                   March 31,
                          ------------------------
                               2004         2003
                          -----------   ----------
Accrued compensation         $ 1,104      $ 1,220
Professional services            243          320
Warranty reserve                 490          123
Other accrued expenses         1,718          350
                          -----------   ----------
Total accrued expenses       $ 3,555      $ 2,013
                          ===========   ==========


10.  NOTE PAYABLE:

In January 2004, the Company's joint venture purchased a land permit for its facility for a price of approximately $3.2 million, consisting of approximately $1.1 million in cash and a $2.1 million in a note payable due sixty days from purchase. The joint venture has not made scheduled payments on this note. See
Note 19, Joint Venture.

11.  LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands) at:

                                            March 31,
                                     -----------------------
                                         2004         2003
                                     ----------   ----------
Facility loans                         $ 6,425      $ 6,433
Less amounts due within one year          (967)        (810)
                                     ----------   ----------
Long-term debt, less current portion   $ 5,458      $ 5,623
                                     ==========   ==========

     In May 2001, the Company purchased an additional building, adjacent to its existing Northern Ireland facility, for a purchase price of $2.09 million. This 10-year facility term loan bears interest at an adjustable interest rate based on the Bank of England base rate plus 1.75% (5.75% at March 31, 2004) on the outstanding principal. The Company makes monthly payments of $19,000 and quarterly payments of accrued interest. The outstanding principal balance as of March 31, 2004 and March 31, 2003 was $2.036 million and $ 2.022 million, respectively. The related building is collateral for the loan.

     In April 2000, the Company obtained a 15-year facility loan for its Northern Ireland main factory building. The Company makes monthly principal payments of approximately $32,000 and monthly payments of accrued interest. This facility term loan bears interest at an adjustable rate based on the Bank of England base rate plus 1.5% (5.50% at March 31, 2004) on the outstanding principal. In August 2000, the Company borrowed an additional $2.874 million for the construction of a factory extension. The Company makes semi-annual payments of approximately $185,000 and semi-annual payments of accrued interest. The loan bears interest at an adjustable rate based on the Bank of England plus 1.5% (5.50% at March 31, 2004). The outstanding principal balance as of March 31, 2004 and March 31, 2003 was $4.389 million and $4.411 million, respectively.

     Principal payments on long-term debt at March 31, 2004 are due as follows (in thousands):

Fiscal Year
------------
   2005          $ 967
   2006          1,027
   2007          1,081
   2008          1,145
   2009          1,128
Thereafter       1,077
                -------
                $6,425
                =======

DEBT TO STOCKHOLDER CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                  March 31,
                          -----------------------
                             2004         2003
                          ----------   ----------
2001 loan balance          $ 20,000     $ 20,000
1998 loan balance            14,950       14,950
Unaccreted debt discount     (1,001)      (1,708)
                          ----------   ----------
Balance at year-end        $ 33,949     $ 33,242
                          ==========   ==========

     Principal payments of debt to stockholder are as follows (in thousands):


                 2004      2005      2006      2007      2008
            --------------------------------------------------
2001 loan           -         -   $ 20,000        -         -
1998 loan           -         -     14,950        -         -
            --------------------------------------------------
Total               -         -   $ 34,950        -         -
            --------------------------------------------------


     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of March 31, 2004, accrued interest on the loan totaled $3.464 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through March 31, 2004, a total of $1.767 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2004, 2003, and 2002 were $1.627 million, $1.465 million, and
     $373,000, respectively. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of March 31, 2004, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at March 31, 2004). Effective December 31, 2001, the Company and the lender agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of March 31, 2004, accrued interest on the loan totaled $6.1 million, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 31, 2004, a total of $2.159 million has been accreted. The amounts charged to interest expense for each of the fiscal years ended on March 31, 2004, 2003, and 2002 were $1.349 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.


12.  GRANT AGREEMENTS

     Beginning in 1994, the Company received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions, and the Company's desire to obtain unencumbered access to all of its equipment for transfer or for sale, on August 13, 2003, the Company obtained verbal assurance that it had reached an agreement with INI to terminate the Letter of Offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. The INI has not yet completed its final and formal approval of this agreement. However, in recent conversations, the INI asserted that the proposed settlement is still suitable to the INI. Based on the proposed settlement agreement, the Company recorded an additional liability of $3.0 million in its fiscal quarter ended September 30, 2003, which increased the total recorded liability to $4.7 million. Although a range of the potential liability is expected to be $1.7 million to $7.7 million, the Company believes that the amount previously recorded remains the best estimate of the potential liability to the INI for settlement and termination of the Letter of Offer.

13.  COMMITMENTS AND CONTINGENCIES:

     LEASES:

     Total rent expense for the years ended March 31, 2004, 2003 and 2002 was approximately $885,000, $662,000, and $635,000, respectively. Future minimum payments on leases for years following March 31, 2004 (in thousands) are:

Fiscal Year
------------
2005               $ 535
2006                 287
2007                 240
2008                 237
2009                 120


     On December 12, 2003, the Company closed the sale of its Henderson, Nevada building and land with net book value of $2.664 million for net proceeds of $2.685 million. A gain of $21,000 was recorded on the sale. The Company is leasing the facility month-to-month for $20,000 per month.

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

     Product warranty liabilities at March 31, 2004 and the year ended March 31, 2003 are as follows (in thousands):


                              March 31,
                     --------------------------
                         2004          2003
                     ------------  ------------
Beginning balance    $    123        $    35
Less: claims             (445)           (26)
Less: returns             (34)             -
Plus: accruals            846            114
                     ------------  ------------
Ending balance          $ 490        $   123
                     ============  ============

     LITIGATION:

     The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

14.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

     In connection with the issue of the Series C stock, the Company issued to the Series C holder a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C stock at $933,000. Accretion to the redemption value of $8.6 million is being recorded over the eighteen-month period of the Series C stock.

     On January 22, 2004, the holder of the Series C Redeemable Convertible Preferred Stock converted 139 of its 1,000 shares with principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share.

15.  STOCKHOLDERS' EQUITY (DEFICIT):

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

     In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During fiscal years 2003 and 2004, no shares were granted under this plan. As of March 31, 2004, a total of 21,260 shares remained available for grant under this plan.

     In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal year 2004, a total of 131,000 shares were granted under this plan. At March 31, 2004, the Company had 86,282 shares available for grant under the 1997 Plan.

     In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and nonstatutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal year 2004, a total of 494,500 shares were granted under this plan. At March 31, 2004, the Company had 792,836 shares available for grant under the 2000 Plan.

          Aggregate option activity is as follows (shares in thousands):

                              Outstanding Options
                        -----------------------------
                         Number of   Weighted Avg.
                         Shares      Exercise Price
                        ---------
Balance, March 31, 2002    7,024         $7.58
                        ---------
Granted                    3,160         $1.67
Exercised                      0         $0.00
Canceled                  (1,264)        $6.24
                        ---------
Balance, March 31, 2003    8,920         $5.68
                        ---------
Granted                      626         $4.34
Exercised                   (246)        $1.68
Canceled                    (606)        $5.41
                        ---------
Balance, March 31, 2004    8,694         $5.73
                        =========


     At March 31, 2004, 2003, and 2002, vested options to purchase 5,699,000, 4,225,000, and 2,455,000 shares, respectively, were unexercised.

     The following table summarizes information about fixed stock options outstanding at March 31, 2004 (shares in thousands):


    Options Outstanding                                                 Options Exercisable
------------------------------------------------------------------  ----------------------------
                                Weighted Average       Weighted                 Weighted
   Range of        Number           Remaining          Average       Number     Average
Exercise Prices   Outstanding Contractual Life(years)Exercise Price Exercisable  Exercise Price
---------------- ------------ ---------------------- -------------  ----------  ----------------
 $0.63 - $0.83           166          8.49              $0.68              72        $0.69
 $1.30 - $1.94         1,545          8.71               1.51             474        1.52
 $2.06 - $2.99           615          8.14               2.27             291        2.26
 $3.10 - $4.62         1,488          7.21               3.98             871        4.01
 $4.75 - $7.12         3,377          6.35               6.07           2,599        6.12
$7.16 - $10.06           849          6.06               7.84             764        7.87
$11.31 - $15.75          208          6.39              13.99             201        14.08
$17.12 - $23.56          342          6.19              19.16             324        19.24
$29.28 - $34.62          104          5.92              32.83             104        32.83
                 ------------ ---------------------- -------------  ----------  ----------------
                       8,694          7.05              $5.73           5,700        $6.91


At March 31, 2004, the Company has reserved approximately 12,715,000 shares of common stock for the exercise of stock options and warrants.

16.  SIGNIFICANT CUSTOMERS:

     In the year ended March 31, 2004, 30% of revenue and 37% of trade receivables were from one customer. Revenues from three significant customers represented a total of 26% of total revenues for the year ended March 31, 2003 and a total of 69% of the trade accounts receivable at March 31, 2003. For fiscal year 2002, six customers represented 83% of total revenues for the year and 65% of trade accounts receivable at March 31, 2002.

17.  INCOME TAXES:

     There was no recorded income tax benefit related to the losses of fiscal years 2004, 2003 or 2002 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

     The components of the net deferred tax asset as of March 31, 2004 and 2003 were as follows (in thousands):

                                                    Year Ended March 31,
                                         -------------------------------------
                                            2004         2003         2002
                                         -----------  -----------  -----------

Federal tax benefit at statutory rate     $ (18,685)   $ (12,886)   $ (23,671)
Rate differential - foreign                     888          403        1,324
State tax provision                            (371)        (435)           -
Expenses not deductible for tax                 (39)          20           31
Research and experimentation credit            (306)        (175)        (285)
Foreign losses not available as carryforward  6,001        4,247        7,721
Change in valuation allowance                12,512        8,826       14,880
                                         -----------  -----------  -----------
Tax provision                             $       -    $ -          $ -
                                         ===========  ===========  ===========


The components of the net deferred tax asset as of March 31, 2004 and 2003 were as follows (in thousands):

                                                              March 31,
                                                        2004         2003
                                                      ----------   ----------
Current assets:
     Accrued liabilities                               $    366     $    185
     Valuation allowance                                   (366)        (185)
                                                      ----------   ----------
                                                               -            -
                                                      ==========   ==========
  Non-current assets:
     Depreciation and amortization                          854          828
     Research and experimentation credit carryforwards    1,753        1,447
     Net operating loss carryforwards - Federal          58,086       51,677
     Net operating loss carryforwards - Foreign          47,590       42,132
     Impairment reserve                                     968          654
     Imputed interest                                     1,207        1,207
     Valuation allowance                               (110,458)     (97,945)
                                                      ----------   ----------
                                                       $      -     $      -
                                                      ==========   ==========


     At March 31, 2004 the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $168.0 million.

     The carryforwards expire from 2007 to 2023, if not used before such time to offset future taxable income.

     For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $154.8 million.

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

19.  JOINT VENTURE:

     On July 9, 2003, Boading Fengfan-Valence Battery Company, a joint venture between the Company and Fengfan Group, Ltd. ("Fengfan") was formed. The purpose of the joint venture was to provide low cost manufacturing of the Company's Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, the Company was to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations.

     The consolidated financial statements include the consolidation of the balance sheet, results of operations, and cash flows of the joint venture as of March 31, 2004. During the year ended March 31, 2004, Fengfan contributed approximately $4.5 million in cash to the joint venture, while the Company began its contribution of technology and engineering expertise. As of March 31, 2004, the joint venture had initiated construction of its Baoding, China facility, established its interim offices, and hired and trained staff. Net operating expenses for the year ended March 31, 2004 were approximately $150,000. The joint venture's assets at March 31, 2004 included cash of approximately $900,000, which is exclusively for the joint venture's requirements, a land license of approximately $3.2 million, and construction in progress of approximately $2 million. The joint venture's liabilities at March 31, 2004 were a note payable of approximately $2.1 million and accrued expenses of approximately $60,000.

     However due to many timing delays, management differences and concerns regarding the Company's intellectual property, the Company has initiated negotiations to terminate the joint venture. In so doing, both parties to the joint venture have demanded compensation for costs and losses. At this time, the Company's management, after discussion with its legal counsel, believes that resolution of the negotiations will not have a material impact on the financial condition of the Company. The Company is seeking other manufacturing sources in the region.

20.  FACILITY CLOSING:

     On August 13, 2003, the Company announced successful qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. Additionally, the Company announced its plans to transition manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions. As of March 31, 2004, the Company had completed the transition of manufacturing to ATL and other manufacturers. The Company started moving its manufacturing equipment from Northern Ireland to its joint venture in China (Note 19) in its fiscal quarter ending March 31, 2004.

     As of December 31, 2003, all production at the Northern Ireland facility had ceased. Activities related to closing the facility and preparing equipment for transition to the Company's contract manufacturers or for sale are expected to continue in fiscal 2005. All inventory remaining at the conclusion of manufacturing operations was determined to be obsolete and unusable by any of the Company's battery manufacturing sources. Raw materials inventory obsolescence expense of approximately $178,000 and work in process inventory obsolescence expense of approximately $517,000 were recorded as restructuring charges during the quarter ended December 31, 2003. Remaining payment obligations for factory equipment operating leases that extended beyond December 31, 2003 were approximately $231,000. These lease payment obligations provide no economic benefit to the Company, and contractual lease costs of approximately

     $231,000 were recorded as restructuring charges during the quarter ended December 31, 2003. When the Northern Ireland manufacturing transition was initiated, an incentive payment plan was established for certain employees. The employees earned the bonus, which was paid in January 2004, if they were in good standing on December 31, 2003. The cost of this bonus plan was $352,000 and was charged to general and administrative expense during the quarter ended December 31, 2003.

     Liabilities related to restructuring at March 31, 2004 consisted of inactive operating leases of approximately $146,000.

21.  RELATED PARTY TRANSACTIONS:

     On June 10, 2003, Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder in the Company, committed to provide the Company $10 million in fiscal 2004, increasing its total available remaining financing commitments to $14 million ($10 million under this new financing commitment and $4 million under a then-existing commitment). Berg & Berg will fund the $14 million commitments by purchasing shares of common stock from time to time as requested by the Company at the then-current market price. At March 31, 2004, $11 million remained available under this financing commitment.

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

     On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2004, amounts of $3,548,487 and $1,612,683 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears. As of March 31, 2004, interest of approximately $301,000 was unpaid.

22.  GEOGRAPHIC INFORMATION:

     The Company conducts its business in two geographic segments.

     Long-lived asset information by geographic area at March 31, 2004 and 2003 is as follows (in thousands):

                          March 31,
                  -----------------------
                      2004         2003
                  ----------   ----------
 United States     $  1,656     $  4,930
 International       11,076       19,138
                   ----------   ----------
 Total             $ 12,732     $ 24,068
                   ==========   ==========

     Revenues by geographic area for the years ended March 31, 2004, 2003 and 2002 are as follows (in thousands):

                      2004         2003         2002
                  ----------   ----------   ----------
 United States      $ 7,229      $ 1,726      $ 1,876
 International        2,217          831        2,998
                  ----------   ----------   ----------
 Total              $ 9,446      $ 2,557      $ 4,874
                  ==========   ==========   ==========


23.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                               1st Qtr      2nd Qtr      3rd Qtr      4th Qtr       Total
                             ----------   ----------   ----------   ----------   ----------
 Year Ended March 31, 2004
----------------------------
 Revenue                      $ 1,631      $ 2,345      $ 2,678     $  2,792     $  9,446
 Operating loss                (8,457)     (25,017)      (9,796)      (7,860)     (51,130)
 Net loss available to
 common stockholders           (9,505)     (26,102)     (11,106)      (9,346)     (56,059)
 Basic and diluted EPS(1)       (0.13)       (0.36)       (0.15)       (0.12)       (0.77)

 Year Ended March 31, 2003
----------------------------
 Revenue                       $  509       $  260       $  638      $ 1,150      $ 2,557
 Operating loss                (8,652)      (8,689)      (7,663)      (9,106)     (34,110)
 Net loss available to
 common stockholders           (9,659)      (9,613)      (8,563)     (10,066)     (37,901)
 Basic and diluted EPS(1)       (0.19)       (0.19)       (0.14)       (0.13)       (0.65)

-----------
(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.



24.  SUBSEQUENT EVENT

During the first quarter of fiscal 2005, the Company determined that in order to reach its long-term objectives and minimize its fixed operating costs, the Company requires the transition of more of its operations to lower cost regions. In order to achieve this plan, Mr. Carl Berg, a director and stockholder, has agreed to provide an additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received from the sale of building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. This additional funding commitment will come in the form of an equity line of credit and allow the Company to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.