Form 10-Q
period 2004-06-30
VALENCE TECHNOLOGY INC
filed 2004-08-05
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

           ----------------------------------------------------------

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

                                    Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.001 par value                        78,488,174
--------------------------------------       ----------------------------------
              (Class)                          (Outstanding at July 29, 2004)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004




                                      INDEX

                                                                                                PAGES

PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           June 30, 2004 and March 31, 2004......................................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each the Three-
           Month Periods Ended June 30, 2004 and June 30, 2003...................................4

           Condensed Consolidated Statements of Cash Flows
           for Each of the Three-
           Month Periods Ended June 30, 2004 and June 30, 2003...................................5

           Notes to Condensed Consolidated Financial Statements..................................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................38

  Item 4.  Controls and Procedures..............................................................38

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................39

  Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....39

  Item 3.  Defaults upon Senior Securities......................................................39

  Item 4.  Submission of Matters to a Vote of Security Holders..................................39

  Item 5.  Other Information....................................................................39

  Item 6.  Exhibits and Reports on Form 8-K.....................................................39

SIGNATURE  .....................................................................................41


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)



                                                                    June 30, 2004        March 31, 2004
                                                                   -----------------    -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                            $       3,224         $      2,692
Trade receivables, net of allowance of $73
as of June 30, 2004 and $98 as of March 31, 2004                              1,661                1,477
Inventory                                                                     3,483                3,318
Prepaid and other current assets                                                781                  837
                                                                   -----------------    -----------------
Total current assets                                                          9,149                8,324

Property, plant and equipment, net                                            6,493               12,218
Intellectual property, net                                                      485                  514
                                                                   -----------------    -----------------
 Total assets                                                         $      16,127         $     21,056
                                                                   =================    =================

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable                                                          $           -         $      2,068
Current portion of long-term debt                                             1,034                  967
Accounts payable                                                              3,606                2,263
Accrued expenses                                                              4,253                4,527
Deferred revenue                                                              1,143                1,593
Grant payable - short term                                                    1,753                1,753
                                                                   -----------------    -----------------
Total current liabilities                                                    11,789               13,171

Grant payable - long term                                                     3,036                3,036
Long-term interest                                                           10,460                9,720
Long-term debt, less current portion                                          5,186                5,458
Long-term debt to stockholder                                                34,125               33,949
                                                                   -----------------    -----------------
Total liabilities                                                            64,596               65,334
                                                                   -----------------    -----------------


Minority interest in joint venture                                                -                4,484
                                                                   -----------------    -----------------

Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, 861 issued and outstanding at June 30, 2004 and
March 31, 2004, liquidation value $8,610                                      8,250                8,032
                                                                   -----------------    -----------------

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized;
      78,487, 550 and 75,961,826  shares issues and outstanding,
      respectively                                                               78                   76
Additional paid-in capital                                                  391,021              382,282
Deferred compensation                                                          (149)                (226)
Notes receivable from stockholder                                            (4,953)              (5,161)
Accumulated deficit                                                        (438,726)            (429,724)
Accumulated other comprehensive loss                                         (3,990)              (4,041)
                                                                   -----------------    -----------------
Total stockholders' deficit                                                 (56,719)             (56,794)
                                                                   -----------------    -----------------

 Total liabililities, preferred stock and stockholders' deficit       $      16,127         $     21,056
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
                                   (unaudited)


                                                   Three Months Ended June 30,
                                                  -------------------------------

                                                        2004             2003
                                                  --------------   --------------
Revenue:
Licensing and royalty revenue                       $        73       $      556
Battery and system sales                                  2,764            1,075
                                                  --------------   --------------
  Total revenues                                          2,837            1,631

Cost of sales:                                            3,923            3,818
                                                  --------------   --------------
Gross profit (loss)                                      (1,086)          (2,187)

Operating expenses:
 Research and product development                         1,899            2,056
 Marketing                                                1,331              958
 General and administrative                               3,412            2,468
 Depreciation and amortization                              273              788
                                                  --------------   --------------
  Total costs and expenses                                6,915            6,270
                                                  --------------   --------------

Operating loss                                           (8,001)          (8,457)

Interest and other income                                    96               80
Interest and other expense                               (1,053)          (1,112)
                                                  --------------   --------------
Net loss                                                 (8,958)          (9,489)

Dividends on preferred stock                                 43               16
Preferred stock accretion                                   218                -
                                                  --------------   --------------

Net loss available to common stockholders           $    (9,219)     $    (9,505)
                                                  ==============   ==============
Other comprehensive loss:
 Net loss                                           $    (8,958)     $    (9,489)
Change in foreign currency translation adjustments           50               45
                                                  --------------   --------------
 Comprehensive loss                                 $    (8,908)     $    (9,444)
                                                  ==============   ==============

Net loss per share available to common stockholders $     (0.12)     $     (0.13)
                                                  ==============   ==============

Shares used in computing net loss
 per share available to common
 stockholders, basic and diluted                         76,941           71,728
                                                  ==============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                        Three Months Ended June 30,
                                                      --------------------------------
                                                             2004             2003
                                                      ---------------   --------------
Cash flows from operating activities:
 Net loss                                                   $ (8,958)        $ (9,489)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                   273              788
 Accretion of debt discount and other                            177              261
 Interest income on stockholder note receivable                  (93)             (69)
 Deferred compensation expense                                  (188)             250
Changes in operating and other assets and liabilities:
 Trade receivables                                              (183)             413
 Inventory                                                      (166)          (2,151)
 Other current assets                                             18              172
 Accounts payable                                              1,360             (359)
 Accrued expenses and long-term interest                         469            1,275
Deferred revenue                                                (450)           1,438
                                                      ---------------   --------------
  Net cash used in operating activities                       (7,741)          (7,471)
                                                      ---------------   --------------

Cash flows from investing activities:
 Effect of deconsolidation of joint venture                     (913)               -
 Purchases of property, plant & equipment                       (171)             (62)
                                                      ---------------   --------------
  Net cash used in investing activities                       (1,084)             (62)
                                                      ---------------   --------------

Cash flows from financing activities:
 Proceeds from long-term debt                                      -              277
 Payment of long-term debt                                      (157)            (164)
 Dividends paid                                                  (43)               -
 Interest received on stockholder note receivable                301
 Proceeds from issuance of preferred stock,
  net of issuance costs                                            -            9,458
 Proceeds from stock option exercises                            231                -
 Proceeds from issuance of common stock,
  net of issuance costs                                        8,993                -
                                                      ---------------   --------------
  Net cash provided by financing activities                    9,325            9,571
                                                      ---------------   --------------
Effect of foreign exchange rates on cash
 and cash equivalents                                             32               13
                                                      ---------------   --------------
Increase in cash and cash equivalents                            532            2,051
Cash and cash equivalents, beginning of period                 2,692            6,616
                                                      ---------------   --------------
 Cash and cash equivalents, end of period                    $ 3,224          $ 8,667
                                                      ===============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of June 30, 2004, its consolidated results of operations for each of the three-month periods ended June 30, 2004 and June 30, 2003, and the consolidated cash flows for each of the three-month periods ended June 30, 2004 and June 30, 2003. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2004. The results for the three-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The year-end condensed consolidated balance sheet data as of March 31, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   BUSINESS AND BUSINESS STRATEGY:

     Valence Technology, Inc. (with its subsidiaries, "the Company") was founded in 1989. From 1989 through 2000, the Company's efforts were focused on developing and acquiring battery technologies. With the appointment of Stephan B. Godevais as its Chief Executive Officer and President, the Company initiated the transition of its business by broadening its marketing and sales efforts to take advantage of its strengths in research and development. With this strategic shift, the Company has commercialized the industry's first phosphate-based lithium-ion technology and brought to market several products utilizing this technology. The Company's mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of its latest battery technology, the extensive experience of its management team, and the significant market opportunity available to it.

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

     The Company's business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, as well as through the establishment of a fully-owned subsidiary in a low-cost geographic region such as China. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and end-users' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(TM) Power System, and through products designed by others. In addition, the Company will seek to expand the fields of use of its Saphion(R) technology through the licensing of its intellectual property related to its battery chemistries and manufacturing processes.

3.   LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 2004, the Company's principal sources of liquidity were cash and cash equivalents of $3.2 million and $22 million available under various financing commitments with Berg & Berg Enterprises, LLC. The $22 million of financing commitments come in the form of two equity lines of credit. At June 30, 2004, $2 million remained on an existing commitment and $20 million relates to a backup equity funding commitment, both of which allow the Company to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the then-current market value.

     During the first quarter of fiscal 2005, the Company determined that in order to reach its long-term objectives and minimize its fixed operating costs, the Company requires the transition of more of its operations to lower cost geographic regions. In order to achieve this plan, Mr. Berg has agreed to provide the additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received from the sale of building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of June 30, 2004 the Company had not received any net proceeds from the above-mentioned transactions.

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

     The Company's current forecast projects that these sources of liquidity will be sufficient for at least the 12 months following March 31, 2004. This forecast assumes product sales during fiscal 2005 from our N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 million to $3.5 million per quarter, and additional revenues from volume shipments of our large-format applications commencing in the fourth quarter of fiscal 2005. The Company also anticipates further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with the Company's expected establishment of a presence in China.

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

     Currently, the Company does not have sufficient sales and gross profit to generate the cash flows required to meet its operating and capital needs. If during the next 12 months the Company's cash requirements increase, or its cash sources decline, the Company would require additional debt or equity financing. In addition, unless the Company is able to achieve substantially greater product sales or reduced expenses over this period, it will require additional debt or equity financing in fiscal 2006. Currently the Company depends on Carl Berg's continued willingness to fund its operations. Mr. Berg has made no commitments to provide any additional equity or debt financing above his current contractual commitments, and there can be no assurance that he or any of his affiliates will do so in the future. Consequently, if the Company needs additional debt or equity financing, the Company assumes that it will need to obtain such financing from parties other than Mr. Berg and his affiliates. The Company is not currently aware of any available source for such debt or equity financing and may not be able to arrange for such financing on favorable terms or at all.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION:

     Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. For reseller shipments where revenue recognition is deferred, the Company records revenue based upon resellers' supplied reporting of sales to end customers or upon their inventory reporting. For direct customers, the Company estimates a return percentage based upon its historical experience, reviewed on a quarterly basis. Customer rebates and other price adjustments are recognized as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

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

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the first quarter of fiscal 2004 and 2003 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):

                                                                    Three Months Ended
                                                                          June 30,
                                                                 -------------------------
                                                                        2004        2003
                                                                 -------------------------
Net loss available to common stockholders - as reported              $ (9,219)   $ (9,505)
Add: stock-based compensation expense, net of related taxes              (903)     (1,382)
                                                                      --------     -------
Net loss available to common stockholders - pro forma                 (10,122)    (10,887)
Net loss available to common stockholders per share - as reported       (0.12)      (0.13)
Net loss available to common stockholders, basic and diluted, pro forma (0.13)      (0.15)


The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first three months of fiscal 2005 and 2004:


                                 2005       2004
                              ---------------------
     Risk-free interest rate    3.81%       2.46%
     Expected life           5.00 years   5.00 years
     Volatility                106.15%     109.82%
     Dividend yield               -           -


     RECENT ACCOUNTING PRONOUNCEMENTS:

     In April 2003, SFAS No. 149 ("SFAS 149"), "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," was issued, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and

     Hedging Activities." The Company adopted SFAS 149 in its second quarter of fiscal year 2004. The adoption did not have a significant impact on its financial statements.

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in its first quarter of fiscal year 2004. The adoption of SFAS 150 required the Company's contract settlement with Invest Northern Ireland (Note 10, Commitments and Contingencies), which is payable in shares of the Company's restricted common stock, to be recorded as a liability.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted FIN 46 in its second quarter of fiscal year 2004, and its adoption did not have a material impact on its financial statements.

     NET LOSS PER SHARE:

     Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the periods ended June 30 were as follows:


                                                      Three Months Ended
                                                            June 30
                                                         2004      2003
                                                     ----------------------
Shares reserved for conversion of Series C
 preferred stock                                      2,026,000  2,353,000
Common stock options                                  8,812,000  8,764,000
Warrants to purchase common stock                     2,469,000  3,590,000
                                                     ----------------------
Total                                                13,307,000 14,707,000
                                                     ======================

5.   FINANCING:

     On June 2, 2003, the Company raised $10 million (net proceeds of $9.4 million) through the sale of Series C Redeemable Convertible Preferred Stock and warrants to purchase common stock. The preferred stock is convertible into common stock at $4.25 per share, which represents an 11.3% premium over the closing price of the Company's common stock on May 22, 2003, the date at which the pricing was finalized. The Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share. The preferred stock is redeemable by the holder at the maturity date of December 2, 2004, and upon the occurrence of certain triggering or default events. Net proceeds from the financing were used for working capital purposes.

     On April 19, 2004, the Company drew down $3 million from its equity commitment with Berg & Berg. Under the terms of the equity commitment, the Company issued Berg & Berg 710,900 shares of its restricted common stock at the then-current market price.

     On May 24, 2004, the Company drew down $3 million from its equity commitment with Berg & Berg. Under the terms of the equity commitment, the Company issued Berg & Berg 829,190 shares of its restricted common stock at the then-current market price.

     On June 28, 2004, the Company drew down $3 million from its equity commitment with Berg & Berg. Under the terms of the equity commitment, the Company issued Berg & Berg 877,193 shares of its restricted common stock at the then-current market price.

     On July 27, 2004, the Company drew down $2 million from its equity commitment with Berg & Berg. Under the terms of the equity commitment, the Company issued Berg & Berg 728,332 shares of its restricted common stock at the then-current market price.

6.   INVENTORY:

     Inventory consisted of the following (in thousands) at:


                               June 30, 2004     March 31, 2004
                             ----------------  ----------------

          Raw materials        $    301           $    317
          Work in process         1,666              1,330
          Finished goods          1,516              1,671
                             ----------------  ----------------
                               $  3,483           $  3,318
                             ================  ================


7.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant, and equipment, net of accumulated depreciation and impairment consisted of the following (in thousands) at:


                                         June 30, 2004       March 31, 2004
                                       -----------------    ----------------

     Building and land                    $   12,435            $  15,726
     Leasehold improvements                       50                   50
     Machinery and equipment                  13,583               13,609
     Office and computer equipment             1,227                  960
     Construction in progress                      -                2,490
                                       -----------------    ----------------
     Total cost                               27,295               32,835
     Less: accumulated depreciation          (15,636)             (15,451)
     Less: impairment                         (5,166)              (5,166)
                                       -----------------    ----------------
     Total cost, net of depreciation      $    6,493               12,218
                                       =================    ================


8.   INTELLECTUAL PROPERTY:

     Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over five years. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                                June 30, 2004    March 31, 2004
                                               ---------------   ---------------
     Intellectual property before impairment      $ 13,602          $ 13,602
     Less: accumulated amortization                 (4,622)           (4,594)
     Less: Impairment                               (8,494)           (8,494)
                                               ---------------   ---------------
     Intellectual property, net                   $    485          $    514
                                               ===============   ===============

     Amortization expense for the three-month period ended June 30, 2004 was approximately $29,000. Amortization expense for the three-month period ended June 30, 2003 was approximately $362,000. Amortization expense on intellectual property at June 30, 2004 will be $85,000 for the remaining nine months of fiscal 2005 and will be $114,000 in fiscal years 2006 through 2008 and $58,000 for fiscal 2009.

9.   DEBT TO STOCKHOLDER:


          (in thousands)               June 30, 2004       March 31, 2004
                                      -----------------    --------------
          2001 Loan balance                 $   20,000        $   20,000
          1998 Loan balance                     14,950            14,950
          Unaccreted debt discount                (825)           (1,001)
                                      -----------------    --------------
          Balance                           $   34,125        $   33,949
                                      =================    ==============


     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of June 30, 2004, accrued interest on the loan totaled $3.868 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through June 30, 2004, a total of approximately $1.944 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three-month periods ended June 30, 2004 and 2003 was $404,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of June 30, 2004, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at June 30, 2004). Effective December 31, 2001, the Company and Berg & Berg agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of June 30, 2004, accrued interest on the loan totaled $6.436 million, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of June 30, 2004, a total of $2.159 million has been accreted. The amount charged to interest expense for each of the three-month periods ended June 30, 2004 and 2003 was $335,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

10.  COMMITMENTS AND CONTINGENCIES:

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has established its initial product warranty reserves as 10% of N-Charge(TM) Power System sales. The Company will adjust the percentage based on actual experience for future warranty provisions. In addition, the Company has established a reserve for its 30-day right of return policy under which a customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's N-Charge(TM) Power System sales. The total warranty liability as of June 30, 2004 is $1.039 million.

     Product warranty liabilities for the three months ended June 30, 2004 and the year ended March 31, 2004 are as follows (in thousands):

                                 June 30, 2004     March 31, 2004
                               -----------------  -----------------

          Beginning balance       $    490            $   123
          Less: claims                (190)              (445)
          Less: returns                (17)               (34)
          Plus: accruals               616                846
                               -----------------  -----------------
          Ending balance          $    899            $   490
                               =================  =================

     LITIGATION:

     The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

     GRANTS:

     Beginning in 1994, pursuant to a Letter of Offer, the Company received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions, and the Company's desire to obtain unencumbered access to all of its equipment for transfer or for sale, on August 13, 2003, the Company obtained verbal assurance that it had reached agreement with INI to terminate the Letter of Offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. The INI has not yet completed its formal approval process for this agreement. Based on current conversations, the INI would like to investigate options in addition to the proposed settlement. Although a range of the potential liability is expected to be $1.7 million to $7.7 million, the Company believes that the amount previously recorded of $4.7 million remains the best estimate of the potential liability to the INI for settlement and termination of the Letter of Offer.

11.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

     In connection with the issue of the Series C stock, the Company issued to the Series C holder a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C stock at $933,000. Accretion to the remaining redemption value of $8.6 million is being recorded over the eighteen-month period of the Series C stock.

     On January 22, 2004, the holder of the Series C Redeemable Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share.

12.  RELATED PARTY TRANSACTIONS:

     In June 2004, Mr. Carl Berg, a director and shareholder in the Company, agreed to provide an additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. This additional finding commitment will come in the form of equity line of credit and will allow the Company to request Mr. Berg to purchase shares of common stock from time to time at the then-current market value.

     On June 10, 2003, Berg & Berg, an affiliate of Carl Berg, a director and shareholder in the Company, committed to provide the Company $10 million in fiscal 2004, increasing its total available remaining financing commitments to $14 million ($10 million under this new financing commitment and $4 million under a then-existing commitment). Berg & Berg will fund the commitments by purchasing shares of common stock from time to time as requested by the Company at the then-current market price. At June 30, 2004, $2.0 million remained available under this financing commitment.

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

     On January 1, 1998, the Company granted options to Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, the Company granted Mr. Dawson an option to purchase 660,494 shares pursuant to the Company's 1990 Plan, and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of June 30, 2004, amounts of $3.406 million and $1.547 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2004.

13.  GEOGRAPHIC INFORMATION:

     The Company conducts its business in two geographic segments.

     Long lived asset information by geographic segment at June 30, 2004 and March 31, 2004 is as follows (in thousands):


                             June 30, 2004      March 31, 2004
                           -----------------   ----------------
          United States       $     1,687          $   1,656
          International             5,291             11,076
                           -----------------   ----------------
          Total               $     6,978          $  12,732
                           =================   ================


     Revenues by geographic segment for the three-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

                              Three Months Ended June 30,
                            ---------------------------------
                                 2004             2003
                            ---------------- ----------------
          United States          $    2,633       $   912
          International                 204           719
                            ---------------- ----------------
          Total                  $    2,837       $ 1,631
                            ================ ================


14.  JOINT VENTURE:

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

     In January of 2004, the Company identified and the board of the joint venture approved, the hiring of a CEO of the joint venture. Construction continued on the Baoding facility and computer equipment was purchased for venture activities. During the remainder of the fourth quarter, memoranda and letters between the Company and Fengfan were exchanged which expressed concerns about the operational direction of the joint venture. The correspondence culminated in letter dated March 2004 in which the Company gave Fengfan notice of termination of the joint venture due to breach of contract by Fengfan. Through the period ended March 31, 2004, the Company was the majority owner of the joint venture and its control over the joint venture's activities and property was not then in doubt. Therefore it consolidated the joint venture into its consolidated financial statements.

     During the first quarter of fiscal 2005, several events occurred that resulted in the Company losing its control of the joint venture. After numerous attempts to set a date for a meeting of the joint venture's board of directors, the Company has been unable to receive a commitment from Fengfan for a date for the meeting. FengFan removed the joint venture's office furniture and equipment, has renounced the authority of the joint venture board-appointed CEO, denied access by the joint venture's employees and the Company's employees to the joint venture's facilities, and has refused access to the joint venture's technical and financial records. The joint venture agreement provides for termination through negotiation or other means, including arbitration in Singapore. The Company continues negotiations with Fengfan, is preparing for arbitrating the termination of the joint venture in Singapore, and is preparing for the liquidation of the joint venture through special liquidation procedures under the applicable China law. The Company is initiating these actions to enforce its rights under China law and the joint venture agreement.

     As of March 31, 2004, the Company's consolidated financial statements included the consolidation of the balance sheet, results of operations, and cash flows of the joint venture. As a result of the Company's loss of control over the joint venture, and its initiation of actions to enforce its rights, the Company is accounting for its investment in the joint venture under the cost method with no further recognition of assets, liabilities, operating results, and cash flows until such time as the terms of termination and liquidation of the joint venture are concluded.

     As of June 30, 2004, the joint venture had cash of $31,000, other current assets of $21,000, property, plant, and equipment, primarily a land license and a building, of $5.586 million, a note payable of $2.068 million related to the land license, and other current liabilities of $95,000. Cumulative operating loss since inception is $211,000, of which

     $108,000 represents the Company's interest. The Company's interest in the joint venture's operating losses is recorded as a liability and will be adjusted if necessary upon final resolution of the termination and liquidation of the joint venture. There may be additional liabilities in the future related to negotiation or arbitration leading to the final termination and liquidation of the joint venture. However, at this time no further liability related to the final termination and liquidation of the joint venture can be reasonably estimated, and the Company's management believes that there will be no material impact on its financial statements as a result.

15.  FACILITY CLOSING:

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

     Liabilities related to restructuring at June 30, 2004 consisted of inactive operating leases of approximately $110,000.

16.  IMPAIRMENT CHARGE:

     An impairment charge of approximately $13.7 million was recorded during the fiscal quarter ended September 30, 2003. The charge was recorded pursuant to FASB Statement No. 144, OAccounting for Impairment or Disposal of Long-Lived Assets.O During the second quarter of fiscal 2004 the Company completed qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. In addition, the Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. The Company has transitioned all manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions as of December 31, 2003. The Northern Ireland facility has ceased manufacturing operations as of the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. ("VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS, (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (E) OUR BUSINESS AND GROWTH STRATEGIES. YOU ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH WE REFER IN THIS REPORT AS THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. THE RESULTS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2005.

OVERVIEW

     We have commercialized the first phosphate-based lithium-ion technology and have brought to market several products utilizing this technology. Our mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of our latest battery technology, Saphion(R), the extensive experience of our management team and the significant market opportunity available to us. The push behind the introduction of lithium-ion technology to the market was consumer demand for high-energy, small battery solutions to power portable electronic devices. The battery industry, consequently, focused on high-energy solutions at the expense of safety. Additionally, due to safety concerns, lithium-ion technology has been limited in adoption to small-format applications. Our Saphion(R) technology, a phosphate-based cathode material, addresses the need for a safe lithium-ion solution, especially in large-format applications.

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

     Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, as well as through the establishment of a fully-owned subsidiary in a low-cost geographic region such as China. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and end-users' products in both the large-format and small-format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

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

o Established relationships with top tier customers across many of the target markets for our products, while continuing to build our brand awareness in multiple channels;

o Closed our high-cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low-cost, quality production;

o Signed an agreement granting Tyco Electronics Power Systems, Inc. the exclusive right to resell our K-Charge(TM) Power System to its telecommunications and utility customers for a period of three years. The K-Charge(TM) Power System will be privately labeled and marketed by Tyco Electronics under its ELiTE RK brand. The agreement is conditioned on the product meeting performance criteria and on Tyco Electronics achieving specific quarterly volume requirements. Tyco Electronics will provide sales, marketing, technical assistance and customer support; and

o Signed an agreement granting GF Health Products, Inc, (Graham-Field), a manufacturer and distributor of healthcare products, the exclusive right to resell our U-Charge(TM) Power System in the power wheelchair and medical scooter market in the United States and its territories for three years. Additionally, under the agreement Graham-Field will provide sales and marketing, technical assistance and customer support functions.

     Our financial results for the first quarter of fiscal 2005 were consistent with our expected progress in our business. Most significantly, revenue grew by 73.9% as compared to the prior year to $2.8 million. Additionally, we achieved improvement of our negative gross margin to (38%) from (134%) and expanded our development and channel launch of Saphion(R)-based products. During the quarter we continued our efforts to transition our manufacturing and other operations to low-cost regions. We believe our long-term success requires the transition of additional operations to Asia. We are exploring a variety of different areas to achieve this transition and generate additional cost savings during fiscal 2005. To support the transition to China and help manage potential delays in product transitions and receiving customer purchase orders, we have received an additional $20 million backup equity funding commitment, which can be increased in certain circumstances, from Carl Berg, a director and principal stockholder, to cover our fiscal 2005 cash requirements. This commitment can be reduced if funds to support operational needs are received from the sale of our Northern Ireland facility and equipment or from other funding transactions.

     Our business headquarters are located in Austin, Texas, our research and development centers are in Henderson, Nevada and Oxford, England, and our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, and exit costs. Our accounting policies are described in Note 4 of the Notes to Condensed Consolidated Financial Statements. The following further describes the methods and assumptions we use in our critical accounting policies and estimates:

REVENUE RECOGNITION: We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. For reseller shipments where revenue recognition is deferred, we record revenue based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. We review this estimate on a quarterly basis. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are recorded as reductions to revenue as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

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

EXIT COSTS: We incurred exit costs associated with the closure of our Northern Ireland manufacturing facility. In accordance with, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recognize liabilities for costs associated with exit or disposal activities at fair value in the period during which the liability is incurred. We estimate the liabilities related to exit or disposal activities including lease termination costs, compensation of staff, inventory obsolescence, costs to prepare assets for disposal or sale, and other one-time expenses based upon our analysis of individual transaction circumstances, agreements and commitments. Some agreements may be revised, or actual results may be different from costs reasonably estimated at the incurrence of the liability. In these cases, additional costs or reduced costs are recorded in the period incurred, and differences are disclosed in the footnotes to condensed consolidated financial statements. Costs associated with exit or disposal activities are included in restructuring charges. See Notes to Condensed Consolidated Financial Statements,
Note 15 Facility Closing, regarding costs of closing our Northern Ireland facility.

CONTRACT SETTLEMENT CHARGE. Beginning in 1994, pursuant to a Letter of Offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions, and our desire to obtain unencumbered access to all of our equipment for transfer or for sale, on August 13, 2003, we obtained verbal assurance that we had reached an agreement with the INI to terminate the Letter of Offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. The INI has not yet completed its formal approval process for this agreement. Based on current conversations, the INI would like to investigate options in addition to the proposed settlement. Although a range of our potential liability is expected to be $1.7 million to $7.7 million, we believe that the amount previously recorded of $4.7 million remains the best estimate of the potential liability to the INI for settlement and termination of the Letter of Offer.

JOINT VENTURE. On July 9, 2003, Boading Fengfan-Valence Battery Company, a joint venture between us and Fengfan Group, Ltd. (Fengfan) was formed. The purpose of the joint venture was to provide low cost manufacturing of our Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, we were to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations.

In January 2004, we identified, and the board of the joint venture approved, the hiring of a CEO of the joint venture. Construction continued on the Baoding facility and computer equipment was purchased for venture activities. During the remainder of the fourth quarter, memoranda and letters between Fengfan and us were exchanged which expressed concerns about the operational direction of the joint venture. The correspondence culminated in letter dated March 2004 in which we gave Fengfan notice of termination of the joint venture due to breach of contract by Fengfan. Through the period ended March 31, 2004, we were the majority owner of the joint venture and our control over the joint venture's activities and property was not then in doubt. Therefore we consolidated the joint venture into our consolidated financial statements.

During the first quarter of fiscal 2005, several events occurred that resulted in our losing its control of the joint venture. After numerous attempts to set a date for a meeting of the joint venture's board of directors, we have been unable to receive a commitment from Fengfan for a date for the meeting. FengFan removed the joint venture's office furniture and equipment, has renounced the authority of the joint venture board-appointed CEO, denied access by the joint venture's employees and our employees to the joint venture's facilities, and has refused access to the joint venture's technical and financial records. The joint venture agreement provides for termination through negotiation or other means, including arbitration in Singapore. We are continuing negotiations with Fengfan, are preparing for arbitrating the termination of the joint venture in Singapore, and are preparing for the liquidation of the joint venture through special liquidation procedures under the applicable China law. We are is initiating these actions to enforce our rights under China law and the joint venture agreement.

As of March 31, 2004 our consolidated financial statements included the consolidation of the balance sheet, results of operations, and cash flows of the joint venture. As a result of our loss of control over the joint venture, and our initiation of actions to enforce our rights, we are accounting for our investment in the joint venture under the cost method with no further recognition of assets, liabilities, operating results, and cash flows until such time as the terms of termination and liquidation of the joint venture are concluded.

As of June 30, 2004, the joint venture had cash of $31,000, other current assets of $21,000, property, plant, and equipment, primarily a land license and a building, of $5.586 million, a note payable of $2.068 million related to the land license, and other current liabilities of $95,000. Cumulative operating loss since inception is $211,000, of which $108,000 represents our interest. Our interest in the joint venture's operating losses is recorded as a liability and will be adjusted if necessary upon final resolution of the termination and liquidation of the joint venture. There may be additional liabilities in the future related to negotiation or arbitration leading to the final termination and liquidation of the joint venture. However, at this time no further liability related to the final termination and liquidation of the joint venture can be reasonably estimated, and our management believes that there will be no material impact on our financial statements as a result.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three months ended June 30, 2004 (also referred to as the first quarter of fiscal
2005) and June 30, 2003 (also referred to as the first quarter of fiscal 2004):


                                              Three Months Ended
                             ---------------------------------------------------
                                   June 30, 2004            June 30,2003
                             ---------------------------------------------------
(dollars in thousands)               % of Revenue             % of Revenue
Licensing and royalty revenue   $      73          3%     $    556          34%
Battery and system sales            2,764         97%        1,075          66%
                             ---------------------------------------------------
Total revenues                      2,837        100%        1,631         100%
Gross profit (loss)                (1,086)       -38%       (2,187)       -134%
Operating expenses                  6,915        244%        6,270         384%
Operating loss                     (8,001)      -282%       (8,457)       -519%
                             ---------------------------------------------------
Net loss                        $  (8,958)      -316%     $ (9,489)       -582%
                             ===================================================


REVENUE AND GROSS MARGIN

BATTERY AND SYSTEM SALES: Battery and system sales increased by $1.689 million, or 157%, to $2.764 million for the quarter ended June 30, 2004 from $1.075 million for the quarter ended June 30, 2003. The increase in battery and system sales was primarily the result of establishing and growing our retail and reseller channels for our N-Charge(TM) Power System product. Total product shipments for the first quarter of fiscal 2005 were $2.5 million compared to $2.4 million during the first quarter of fiscal 2004. In addition to our retail channels we expanded our sales efforts into the educational sector, which totaled $728,000 for the first quarter of fiscal 2005. Product shipments to resellers that are subject to right of return are recorded on the balance sheet as deferred revenue. We had $1.143 million in deferred revenue on our balance sheet at June 30, 2004.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our technology. Fiscal first quarter 2005 licensing and royalty revenue of $73,000 was from our license agreement with Amperex Technology Limited (ATL). During the first quarter of fiscal 2004, in addition to royalty payments, we received a license fee payment from ATL in the amount of $500,000. Our large-format applications (the K-Charge(TM) Power System and the U-Charge(TM) Power System) are currently in the prototype phase and are expected to reach the pilot stage of development in later fiscal 2005. We expect our second-generation Saphion(R) technology to begin commercialization for energy applications later in fiscal 2005 and as a result we do not anticipate significant licensing revenues in fiscal 2005.

GROSS MARGIN (LOSS): Gross margin (loss) as a percentage of revenue was (38%) for the first quarter of fiscal 2005 as compared to (134%) in the first quarter of fiscal 2004. Although improving, we maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing operating costs. We have successfully transitioned our battery manufacturing and product assembly needs to providers in Asia and intend to transition additional operations to China during fiscal 2005. We expect cost of sales to continue to decrease as a percentage of sales as production volumes continue to increase, as we continue to implement our low-cost manufacturing strategy, and as we launch higher-margin potential channels and products.

OPERATING EXPENSES

The following table summarizes operating expenses for the three months ended June 30, 2004 and June 30, 2003:

                                              Three Months Ended June 30
                                     -------------------------------------------
                                                           Increase/
(Dollars in thousands)                 2004      2003     (Decrease)     %Change
                                     -------------------------------------------
Research and product development         1,899     2,056      (157)         -8%
Marketing                                1,330       958       372          39%
General and administrative               3,412     2,468       944          38%
Depreciation and amortization              273       788      (515)        -65%
Total operating expenses                 6,914     6,270       644          10%
Percentage of revenues                    244%      384%


During the first quarter of 2005, operating expenses were 244% of sales as compared to 384% in the same quarter last year. The decrease is a result of increased revenues and improved focus on expense management during the quarter.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $157,000, or 8%, to $1.899 million for the first quarter of fiscal 2005 from $2.056 million for the first quarter of fiscal 2004. The decrease in research and development expenses is related to cessation of process development work in our Northern Ireland facility, as well as reduced consulting expense and materials usage in our Henderson, Nevada facility.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses totaled $1.331 million and $958,000 for the first quarters of fiscal 2005 and 2004, respectively. Increases were the result of increased staffing, advertising, and promotions to support brand awareness, lead generation, and expansion of channels to sell our N-Charge(TM) Power System and other Saphion(R) products. We expect marketing expenses to continue to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $3.412 million and $2.468 million for the first fiscal quarters of 2004 and 2003, respectively. Increases in general and administrative expenses are caused by our continuing transition of operations to China, increased regulatory and compliance costs, and costs related to shutting down our Northern Ireland facility.

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

CONTRACT SETTLEMENT CHARGE: Beginning in 1994, pursuant to a Letter of Offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions, and our desire to obtain unencumbered access to all of our equipment for transfer or for sale, on August 13, 2003, we obtained verbal assurance that we had reached agreement with INI to terminate the Letter of Offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the Letter of Offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. The INI has not yet completed its formal approval process for this agreement. Based on current conversations, the INI would like to investigate options in addition to the proposed settlement. Although a range of the potential liability is expected to be $1.7 million to $7.7 million, we believe that the amount previously recorded of $4.7 million remains the best estimate of the potential liability to the INI for settlement and termination of the Letter of Offer.

DEPRECIATION AND AMORTIZATION, AND INTEREST EXPENSE

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $273,000 and $788,000 for the first quarters of fiscal 2005 and 2004, respectively. The decrease in depreciation resulted from the impairment charge to intellectual property and property, plant, and equipment recorded in the second quarter of fiscal 2004, and to the sale of our Henderson, Nevada facility in the third quarter of fiscal 2004.

INTEREST EXPENSE. Interest expense relates to mortgages on our Northern Ireland facility as well as interest on our long-term debt to stockholder. Interest expense was $1.032 million and $1.112 million for the first quarter of fiscal 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     At June 30, 2004, our principal sources of liquidity were cash and cash equivalents of $3.2 million and $22 million available under various financing commitments with Berg & Berg Enterprises, LLC. The $22 million of financing commitments come in the form of two equity lines of credit. On July 27, 2004, we drew down $2 million of these financing commitments, and $20 million remain under a backup equity funding commitment which allows us to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the then-current market value.

     During the first quarter of fiscal 2005, we determined that in order to reach our long-term objectives and minimize our fixed operating costs, we require the transition of more of our operations to lower cost geographic regions. In order to achieve this plan, Mr. Berg has agreed to provide the additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of June 30, 2004, we had not received any net proceeds from the above mentioned transactions.

     On June 2, 2003, we raised net proceeds of approximately $9.4 million through the sale of 1,000 shares of newly issued Series C Redeemable Convertible Preferred Stock to an unaffiliated investor. The Series C stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On January 22, 2004, the holder of the Series C stock converted 139 of its 1,000 shares with principal amount of $1.39 million including accrued and unpaid dividends into 327,453 shares of common stock at the conversion price of $4.25 per share. Our business plan contemplates conversion of all remaining shares of the Series C stock prior to their maturity date. On the maturity date, we are required to redeem for cash any unconverted shares of the Series C stock at their stated value plus any accrued and unpaid dividends. If the remaining shares of Series C stock have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. We cannot assure you that we could obtain the additional financing.

     Our current forecast projects that these sources of liquidity will be sufficient for at least the 12 months following March 31, 2004. This forecast assumes product sales during fiscal 2005 from our N-Charge(a) Power System, which are subject to seasonal fluctuations, of between $2.0 million and $3.5 million per quarter, and additional revenues from volume shipments of our large-format applications commencing in the fourth quarter of fiscal 2005. We also anticipate further cash benefits from continued reductions in our operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with our expected establishment of a presence in China.

     Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals and other adverse development. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C stock and demand for repayment of a portion or all of our existing grants.

     Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. If during the next 12 months our cash requirements increase, or our cash sources decline, we would require additional debt or equity financing. In addition, unless we are able to achieve substantially greater product sales or reduced expense over this period, we will require additional debt or equity financing in fiscal 2006. Currently we depend on Carl Berg's continued willingness to fund our operations. Mr. Berg has made no commitments to provide any additional equity or debt financing above his current contractual commitments, and we cannot assure you that he or any of his affiliates will do so in the future. Consequently, if we need additional debt or equity financing, we will need to obtain financing from parties other than Mr. Berg and his affiliates. We are not currently aware of any available source for debt or equity financing and may not be able to arrange for financing on favorable terms or at all.

The following table summarizes our statement of cash flows for the three months ended June 30, 2004 and 2003:


                                         Three Months Ended June 30,
                                       --------------------------------
(Dollars in thousands)                      2004                 2003
                                       ------------         -----------
Net cash flows provided by (used in):
Operating activities                      $ (7,741)           $ (7,471)
Investing activities                        (1,084)                (62)
Financing activities                         9,325               9,571
Effect of foreign exchange rates                32                  13
                                       ------------         -----------
Net increase in cash and cash equivalents $    532            $  2,051
                                       ============         ===========

     Our use of cash from operations the first three months of fiscal 2005 and fiscal 2004 was $7.7 million and $7.5 million, respectively. The cash used for operating activities during the first three months of our fiscal 2005 operating activities was primarily for operating losses and working capital. Cash used for operating loss in the first three months of fiscal 2005 was lower than the comparable period in 2004 primarily from reductions in gross profit (loss), offset by increases in some operating expenses as described above in the section titled "Operating Expenses."

     In the first three months of 2005, we invested $171,000 in property, plant and equipment in our Austin, Texas, facility, primarily for enterprise software. The effect of deconsolidation of our China joint venture, as described in Note 14 was to reduce cash by $913,000, as the assets, liabilities, and operating results of the joint venture are no longer being consolidated into our financial statements.

     We obtained cash from financing activities of $9.3 million and $9.6 million during the first three months of fiscal 2005 and 2004, respectively. The 2005 financing included $9 million from our Berg & Berg equity line, less cash used for payment of long-term debt related to our Northern Ireland facility.

     As a result of the above, we had a net increase in cash and cash equivalents of $532,000 during the first three months of fiscal 2005 and a net increase of $2.1 million for the first three months of fiscal 2004.

CAPITAL COMMITMENTS AND DEBT

     At June 30, 2004, we had commitments for capital expenditures for the next 12 months of approximately $150,000 relating to the continued implementation of enterprise software. We anticipate that we will incur capital expenses as we establish our China operations. We may require additional capital expenditures in order to meet greater demand levels for our products than currently are anticipated.

     Our cash obligations for short-term and long-term debt, net of unaccreted discount, excluding our obligation to INI, which is payable in stock, consisted of:

     (Dollars in thousands)                          June 30, 2004
                                                  -----------------
     Mortgages on Northern Ireland facility, short-term   $  1,034
     Mortgages on Northern Ireland facility, long-term       5,186
     1998 long-term debt to Berg & Berg                     14,950
     2001 long-term debt to Berg & Berg                     20,000
     Interest on long-term debt                             10,304
                                                  -----------------
     Total long-term debt                                 $ 51,474
                                                  =================

     Repayment obligations of short-term and long-term debt principal are:


                                                   Fiscal year
                     ----------------------------------------------------------------------------------
(Dollars in thousands) 2005        2006        2007        2008        2009      Thereafter    Total
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
Principal repayment     425       35,542        624         657         644         488       38,380




Payment obligations in our common stock to INI are as follows:

                                           Fiscal Year
                                ------------------------------------
(Dollars in thousands)              2005         2006         2007        Total
                                ----------   ----------   ----------   ---------
Value of restricted common stock   1,700        1,500        1,500        4,700


     If not converted to common stock prior to maturity, the redemption obligation for the remaining Series C Preferred Stock is $8.6 million on December 2, 2004.

     The future sale of our facility in Northern Ireland will eliminate debt of approximately $6.6 million. If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. We cannot assure you that we could obtain the additional financing.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of June 30, 2004, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

                                                 PAYMENT DUE BY PERIOD
                             --------------------------------------------------------------
                                          Less than                              More than
Contractual Obligations        Total       One Year    1-3 Years   3 - 5 Years    5 Years
--------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt obligations      51,628        1,034       48,541        1,877          176
Operating lease obligations      1,285          401          764          120            -
Purchase obligations             3,102        3,102            -            -            -
Other long-term liabilities      4,789        1,753        3,036            -            -
                             ----------   ----------   ----------   ----------   ----------
Total                         $ 60,804      $ 6,290     $ 52,341      $ 1,997        $ 176
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


                          RISKS RELATED TO OUR BUSINESS

WE MAY BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

At June 30, 2004, our principal sources of liquidity were cash and cash equivalents of $3.2 million and $22 million available under various financing commitments with Berg & Berg Enterprises, LLC. The $22 million of financing commitments come in the form of two equity lines of credit. On July 27, 2004 we drew down $2 million of those financing commitments, and $20 million remain under a backup equity funding commitment, which allows us to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the then-current market value.

During the first quarter of fiscal 2005, we determined that in order to reach our long-term objectives and minimize our fixed operating costs, we require the transition of more of our operations to lower cost regions. In order to achieve this plan, Mr. Berg has agreed to provide the additional $20 million backup equity funding commitment. This commitment can be reduced by the amount of net proceeds received by us from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of June 30, 2004 we had not received any net proceeds from the above mentioned transactions.

On June 2, 2003, we raised net proceeds of approximately $9.4 million through the sale of 1,000 shares of newly issued Series C Redeemable Convertible Preferred Stock to an unaffiliated investor. The Series C stock matures December 2, 2004 and carries a 2% annual dividend, paid quarterly in cash or shares of common stock. On January 22, 2004, the holder of the Series C stock converted 139 of its 1,000 shares with principal amount of $1.39 million including accrued and unpaid dividends into 327,453 shares of common stock at the conversion price of $4.25 per share. Our business plan contemplates conversion of all remaining shares of Series C stock prior to their maturity date. On the maturity date, we are required to redeem for cash any unconverted shares of the Series C stock at their stated value plus any accrued and unpaid dividends. If the remaining Series C stock shares have not been converted by the maturity date, we may need to raise additional debt or equity financing to facilitate any required redemption. We cannot assure you that we could obtain the additional financing.

Our current forecast projects that these sources of liquidity will be sufficient for at least the 12 months following March 31, 2004. This forecast assumes product sales during fiscal 2005 from our N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 million and $3.5 million per quarter, and additional revenues from volume shipments of our large-format applications commencing in the fourth quarter of fiscal 2005. We also anticipate further cash benefits from continued reductions in our operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with our expected establishment of a presence in China.

Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals and other adverse developments. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C stock and demand for repayment of a portion or all of our existing grants.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. If during the next 12 months our cash requirements increase, or our cash sources decline, we would require additional debt or equity financing. In addition, unless we are able to achieve substantially greater product sales or reduced expense over this period, we will require additional debt or equity financing in fiscal 2006. Currently we depend on Carl Berg's continued willingness to fund our operations. Mr. Berg has made no commitments to provide any additional equity or debt financing above his current contractual commitments, and we cannot assure you that he or any of his affiliates will do so in the future. Consequently, if we need additional debt or equity financing, we will need to obtain such financing from parties other than Mr. Berg and his affiliates. We are not currently aware of any available source for debt or equity financing and may not be able to arrange for financing on favorable terms or at all.

OUR LIMITED FINANCIAL RESOURCES COULD MATERIALLY AFFECT OUR BUSINESS, OUR ABILITY TO COMMERCIALLY EXPLOIT OUR TECHNOLOGY AND OUR ABILITY TO RESPOND TO UNANTICIPATED DEVELOPMENTS, AND COULD PLACE US AT A DISADVANTAGE TO OUR COMPETITORS.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. Nor do we have committed financing to provide for our operations for more than the next 12 months. As a consequence, one of our primary objectives has been to reduce expenses and overhead and thus limiting the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which, we are able to commercially exploit our Saphion technology. For example, it could:

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

     o make us more vulnerable to failure to achieve our forecasted results; economic downturns; adverse industry conditions; and catastrophic external events;

     o limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

     o place us at a competitive disadvantage to our competitors that have greater financial resources than we have.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $438.7 million as of June 30, 2004. We had negative working capital of $2.6 million as of June 30, 2004, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We may continue to incur operating losses and negative cash flows during fiscal 2005. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss of $8.9 million in the fiscal quarter ended June 30, 2004, a net loss of $55.0 million for the fiscal year ended March 31, 2004 and a net loss of $37.9 million for the fiscal year ended March 31, 2003. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

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

We now have and will continue to have a significant amount of indebtedness and other obligations. As of June 30, 2004, we had approximately $53 million of total consolidated indebtedness. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF OUR SAPHION(R) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. Technical issues may arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If our customers or we are unable to gain any significant market acceptance for Saphion(R) technology based batteries, our business will be adversely affected. It is toO early to determine if Saphion(R) technology based batteries will achieve significant markeT acceptance.

IF WE ARE UNABLE TO DEVELOP, MANUFACTURE AND MARKET PRODUCTS THAT GAIN WIDE CUSTOMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

The process of developing our products is complex, and failure to anticipate customers' changing needs and to develop products that receive widespread customer acceptance could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

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

IN ADDITION TO BEING USED IN OUR OWN PRODUCT LINES, OUR BATTERY CELLS ARE INTENDED TO BE INCORPORATED INTO OTHER PRODUCTS. IF WE DO NOT FORM EFFECTIVE ARRANGEMENTS WITH OEMS TO COMMERCIALIZE THESE PRODUCTS, OUR PROFITABILITY COULD BE IMPAIRED.

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During fiscal 2004, one customer, Best Buy, contributed 30% of revenue. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each contributed more than 10% of total revenues. During fiscal 2002, four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each contributed more than 10% of total revenues. For fiscal 2001, four customers, Alliant Techsystems Inc., MicroEnergy Technologies Inc., Moltech Corporation, and Qualcomm, each contributed more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

We are planning to relocate our core operations to China, which is a time-consuming and complicated process. The relocation will require physically moving and setting up operations as well as ensuring that we have adequate staffing, including administrative and executive personnel. Some of our employees may not wish to relocate and we will have to find suitable employees in China. If the labor pool does not have adequate resources, we may have to train personnel to perform necessary functions for our core operations. While we intend to implement a plan to relocate our core operations that will minimize disruption, our failure to do so could result in service disruptions that would negatively affect our business and could reduce our revenue and result in customer dissatisfaction. Furthermore, planning for the relocation is also expected to divert the attention of our key management personnel. We cannot assure you that key management will not be distracted by planning for our relocation. We also cannot assure you that we will be able to complete the relocation efficiently or effectively, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the relocation. Additionally, some of our key employees, including executives, may choose not to remain employed with us after the relocation. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

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

o impositions by foreign governments of tariffs, quotas, and taxes on our batteries or our import of technology into their countries;

o requirements or preferences of foreign nations for domestic products could reduce demand for our batteries and our technology;

o fluctuations in currency exchange rates relative to the U.S. dollar could make our batteries and our technology unaffordable to foreign purchasers and licensees or more expensive compared to those of foreign manufacturers and licensors;

o longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of foreign sales and royalties;

o import and export licensing requirements in Northern Ireland or other countries including China where we intend to conduct business, which may reduce or eliminate our ability to sell or license in certain markets; and

o political and economic instability in countries, including China, where we intend to conduct business, which may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries.

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

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial, and marketing personnel who are familiar with and experienced in the battery industry. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources than we do. We cannot assure you that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future.

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

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners. We currently manufacture our batteries and assemble our products in China and Taiwan. We intend to transition additional operations to Asia over the course of fiscal 2005. We have ceased production in our Northern Ireland manufacturing facility and are attempting to sell the facility. As a consequence, we are dependent on the performance of our manufacturing partners to manufacture and deliver our products to our customers. If any of our manufacturing partners is unable to continue to manufacture products in commercial quantities on a timely and efficient basis, we could lose customers and adversely impact our ability to attract future customers.

OUR PATENT APPLICATIONS MAY NOT RESULT IN ISSUED PATENTS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO COMMERCIALLY EXPLOIT OUR PRODUCTS.

Patent applications in the United States are maintained in secrecy until the patents issue or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than the United States.

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

We manufacture and export our products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the U.S. Senate voted to permanently normalize trade with China, which provides a favorable category of U.S. import duties. In addition, on December 11, 2001 China was accepted into the World Trade Organization (WTO), a global international organization of 144 countries that regulates international trade. As a result of opposition to certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations, or NTR, status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the Unites States of other trade policies adverse to China could have an adverse effect on our business.

Furthermore, our business may be adversely affected by the diplomatic and political relationships between the United States and China. These influences may adversely affect our ability to operate in China. If the relationship between the United States and China were to materially deteriorate, it could negatively impact our ability to control our operations and relationships in China, enforce any agreements we have with Chinese manufacturers or otherwise deal with any assets or investments we may have in China.

BECAUSE THE CHINESE LEGAL SYSTEM IN GENERAL AND THE INTELLECTUAL PROPERTY REGIME IN PARTICULAR, ARE RELATIVELY WEAK, WE MAY NOT BE ABLE TO ENFORCE INTELLECTUAL PROPERTY RIGHTS IN CHINA AND ELSEWHERE.

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

ENFORCING AGREEMENTS AND LAWS IN CHINA IS DIFFICULT OR MAY BE IMPOSSIBLE AS CHINA DOES NOT HAVE A COMPREHENSIVE SYSTEM OF LAWS.

We are dependent on our agreements with our Chinese manufacturing partners. In addition, we are currently party to a dispute with our joint venture partner in our unsuccessful Fengfan joint venture. Enforcement of agreements may be sporadic and implementation and interpretation of laws may be inconsistent. The Chinese judiciary is relatively inexperienced in interpreting agreements and enforcing the laws, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may be impossible to obtain swift and equitable enforcement of the law, or to obtain enforcement of a judgment by a court of another jurisdiction.

THE GOVERNMENT OF CHINA MAY CHANGE OR EVEN REVERSE ITS POLICIES OF PROMOTING PRIVATE INDUSTRY AND FOREIGN INVESTMENT, IN WHICH CASE OUR ASSETS AND OPERATIONS MAY BE AT RISK.

China is a socialist state, which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Our existing and planned operations in China are subject to the general risks of doing business internationally and the specific risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. Many of the current reforms which support private business in China are unprecedented or experimental. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government's reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how future reforms will affect our business.

THE GOVERNMENT OF CHINA CONTINUES TO EXERCISE SUBSTANTIAL CONTROL OVER THE CHINESE ECONOMY WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China's continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual enterprises. However, the economy continues to be subject to significant government controls, which, if directed towards our business activities, could have a significant adverse impact on us. For example, if the government were to limit the number of foreign personnel who could work in the country, or substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on our operations, the impact would be significant.

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

The business culture of China is, in some respects, different from the business culture in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in China and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in China are very significant in the business culture. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in China may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally binding and enforceable manner, the parties to a written agreement in China may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in China may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in China may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in China may be more difficult to review and understand. Also, despite legal developments in China over the past 20 years, adequate laws, comparable with Western standards, do not exist in all areas and it is unclear how many of our business arrangements would be interpreted or enforced by a court in China.

OUR OPERATIONS COULD BE MATERIALLY INTERRUPTED, AND WE MAY SUFFER A LARGE AMOUNT OF LOSS, IN THE CASE OF FIRE, CASUALTY OR THEFT AT ONE OF OUR MANUFACTURING OR OTHER FACILITIES.

Firefighting and disaster relief or assistance in China is substandard by Western standards. Consistent with the common practice in China for companies of our size and or the size of our business partners in China, neither we nor they, to our knowledge, maintain fire, casualty, theft insurance or business interruption insurance. In the event of any material damage to, or loss of, the manufacturing plants where our products are or will be produced due to fire, casualty, theft, severe weather, flood or other similar causes, we would be forced to replace any assets lost in those disasters without the benefit of insurance. Thus our financial position could be materially compromised or we might have to cease doing business. Also, consistent with customary business practices in China, we do not carry business interruption insurance.

THE SYSTEM OF TAXATION IN CHINA IS UNCERTAIN AND SUBJECT TO UNPREDICTABLE CHANGE THAT COULD AFFECT OUR PROFITABILITY.

Many tax rules are not published in China and those that are published can be ambiguous and contradictory leaving a considerable amount of discretion to local tax authorities. China currently offers tax and other preferential incentives to encourage foreign investment. However, the country's tax regime is undergoing review and we cannot assure you that such tax and other incentives will continue to be made available. Currently, China levies a 10% withholding tax on dividends received from Chinese-foreign joint ventures. If we enter into a joint venture with a Chinese company as part of our strategy to reduce costs, the joint venture may be considered a Chinese-foreign joint venture if the majority of its equity interests are owned by a foreign shareholder. A temporary exemption from this withholding tax has been granted to foreign investors. However, there is no indication when this exemption will end.

IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO RECOVER VALUE ADDED TAXES IMPOSED BY THE CHINESE TAXING AUTHORITIES.

China's turnover tax system consists of value-added tax, consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input Value Added Tax (VAT) on purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. However, due to a reduction in the VAT export refund rate of some goods, exporters might bear part of the VAT they incurred in conjunction with the exported goods. In 2003, changes to the Chinese VAT system were announced affecting the recoverability of input VAT beginning January 1, 2004. Our VAT expense will depend on the reaction of both our suppliers and customers. Continued efforts by the Chinese government to increase tax revenues could result in revisions to tax laws or their interpretation, which could increase our VAT and various tax liabilities.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, AVIARY FLU, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

A renewed outbreak of SARS, aviary flu, or another widespread public health problem in China, where we have moved our manufacturing operations and may move additional operations, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

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

OUR PRODUCTION AND SHIPPING CAPABILITIES COULD BE ADVERSELY AFFECTED BY ONGOING TENSIONS BETWEEN THE CHINESE AND TAIWANESE GOVERNMENTS.

Key components of our products are manufactured in China and assembled in Taiwan into end products or systems. In the event that Taiwan does not adopt a plan for unifying with China, the Chinese government has threatened military action against Taiwan. As of yet, Taiwan has not indicated that it intends to propose or adopt a reunification plan. If an invasion by China were to occur, the ability of our manufacturing and assembly partners could be adversely affected, potentially limiting our production capabilities. An invasion could also lead to sanctions or military action by the United States and/or European countries, which could further adversely affect our business.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

IF COMPETING TECHNOLOGIES THAT OUTPERFORM OUR BATTERIES WERE DEVELOPED AND SUCCESSFULLY INTRODUCED, THEN OUR PRODUCTS MIGHT NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR TARGETED MARKET SEGMENTS.

Rapid and ongoing changes in technology and product standards could quickly render our products less competitive or obsolete. Other companies are seeking to enhance traditional battery technologies, such as lead acid and nickel cadmium, have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems, and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

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

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of liquid lithium-ion, competing polymer and, in some cases, nickel metal-hydride batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT and Electrovaya. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

LAWS REGULATING THE MANUFACTURE OR TRANSPORTATION OF BATTERIES MAY BE ENACTED WHICH COULD RESULT IN A DELAY IN THE PRODUCTION OF OUR BATTERIES OR THE IMPOSITION OF ADDITIONAL COSTS THAT COULD HARM OUR ABILITY TO BE PROFITABLE.

At the present time, international, federal, state, and local laws do not directly regulate the storage, use, and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future, which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both internationally and domestically. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (IATA), our N-ChargeTM Power System (Model VNC-65) and N-ChargeTM Power System II are exempt from a Class 9 designation for transportation, while our N-ChargeTM Power System (Model VNC-130), our K-Charge(TM) Power System, and U-Charge(TM) Power System currently fall within the level such that they are not exempt and require a class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation (DOT) Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of July 29, 2004, our officers, directors and their affiliates as a group beneficially owned approximately 39.7% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 36.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

     o vote for the election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or

     o oppose or support significant corporate transactions when these transactions further their interests as incumbent officers or directors, even if these interests diverge from their interests as stockholders per se and thus from the interests of other stockholders.

SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE TAKEOVER ATTEMPTS DIFFICULT, WHICH COULD DEPRESS THE MARKET PRICE OF OUR STOCK AND LIMIT THE PRICE THAT POTENTIAL ACQUIRERS MAY BE WILLING TO PAY FOR OUR COMMON STOCK.

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On July 29, 2004, the closing price of our common stock was $2.75. In addition, in order to comply with the listing requirements of The Nasdaq SmallCap Market, effective with our 2004 annual meeting of stockholders, we may need to add an additional director to the audit committee of our board of directors that is "independent" as defined by those rules. We may have difficulty identifying a suitable candidate. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 78,487,550 shares of common stock as of June 30, 2004. In addition, at June 30, 2004, we had 12,715,124 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to an additional 2,025,882 shares of our common stock (based on a conversion price of $4.25) and up to 352,900 shares upon exercise of the related warrant issued on June 2, 2003. To fulfill our obligations to INI, based on our proposed settlement, we would issue 1,734,446 shares of our common stock at its current market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2004. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

     We have long-term debt in the form of two building mortgages, which bear interest at adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.50% and 5.75%, respectively, at June 30, 2004). Each 0.25% increase in interest would increase our annual interest expense by approximately $16,000 for these loans. We also have long-term debt in the form of two loans, which mature in September 2005, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lender's borrowing rate (9% at June 30, 2004) and the second loan has a fixed interest rate of 8%. Each 0.25% increase in interest on the adjustable-rate loan would increase our annual interest expense by approximately $37,000. The table below presents principal amounts by fiscal year for our long-term debt.

                        2005        2006        2007        2008        2009      THEREAFTER    TOTAL
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                   (dollars in thousands)
Liabilities:
Fixed rate debt:           --       20,000         --          --           --          --     20,000
Variable rate debt        425       15,543        624         657          644         489     18,382



     Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the first quarter of fiscal 2005. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

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

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of March 31, 2004, our consolidated financial statements included the consolidation of the balance sheet, results of operations, and cash flows of our joint venture in China. As a result of our loss of control over the joint venture and our initiation of actions to enforce our rights, we are accounting for our investment in the joint venture under the cost method with no further recognition of assets, liabilities, operating results, and cash flows. We intend to continue to account for the joint venture in this manner until the terms of termination and liquidation of the joint venture are concluded.

Because we no longer include the joint venture in our consolidated operations, this discussion of our controls and procedures does not encompass the operations of the joint venture. The current discussion considers only consolidated operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 19, 2004, we sold 710,900 shares of our restricted common stock at an aggregate price of $3 million to West Coast Venture Capital, Inc., an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The single purchaser is a knowledgeable and sophisticated investor and was provided with the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and obtain additional information that was in our possession or we could acquire without unreasonable effort or expense. Net proceeds to us from this sale were $3 million, and are being used to fund corporate operating needs and working capital.

On May 24, 2004, we sold 829,187 shares of our restricted common stock at an aggregate price of $3 million to West Coast Venture Capital, Inc., an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The single purchaser is a knowledgeable and sophisticated investor and was provided with the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and obtain additional information that was in our possession or we could acquire without unreasonable effort or expense. Net proceeds to us from this sale were $3 million, and are being used to fund corporate operating needs and working capital.

On June 28, 2004, we sold 877,193 shares of our restricted common stock at an aggregate price of $3 million to West Coast Venture Capital, Inc., an affiliate of Carl Berg, a director and principal stockholder, in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The single purchaser is a knowledgeable and sophisticated investor and was provided with the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and obtain additional information that was in our possession or we could acquire without unreasonable effort or expense. Net proceeds to us from this sale were $3 million, and are being used to fund corporate operating needs and working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Rule 13a-14/15d-14(a) Certifications

32.1 Section 1350 Certifications

(b)  Reports on Form 8-K:

Current Report on Form 8-K, filed April 22, 2004, disclosing under Item 5 that, on April 19, 2004, we sold 710,900 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises, LLC).

Current Report on Form 8-K, filed May 26, 2004, disclosing under Item 5 that, on May 24, 2004, we sold 829,187 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises, LLC).

Current Report on Form 8-K, filed June 15, 2004, disclosing under items 7 and 12 our press release issued on June 14, 2004, regarding the fourth quarter and fiscal year ending March 31, 2004 financial results.

Current Report on form 8-K, filed June 30, 2004, disclosing under item 5 that, on June 28, 2004, we sold 877,193 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises, LLC).

Current Report on Form 8-K, filed July 30, 2004, disclosing under Item 5 that, on July 27, 2004, we sold 728,332 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises, LLC).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       VALENCE TECHNOLOGY, INC.



Date:  August 5, 2004                  By: /s/ Stephan B. Godevais
                                           -------------------------------------
                                           Stephan B. Godevais
                                           President, Chief Executive Officer
                                           and Chairman of the Board (Principal
                                           Executive Officer)


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