Form 10-Q
period 2004-09-30
VALENCE TECHNOLOGY INC
filed 2004-11-09
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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



      --------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes x  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.001 par value                      80,969,808
- ---------------------------------------       ------------------------------
               (Class)                       (Outstanding at October 29, 2004)


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                      INDEX

                                                                                                PAGES

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           September 30, 2004 and March 31, 2004.................................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each the Three- and Six-
           Month Periods Ended September 30, 2004 and September 30, 2003.........................4

           Condensed Consolidated Statements of Cash Flows for
           Each of the Three- and Six-
           Month Periods Ended September 30, 2004 and September 30, 2003.........................5

           Notes to Condensed Consolidated Financial Statements..................................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................17

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................39

  Item 4.  Controls and Procedures..............................................................40


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................41

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................41

  Item 3.  Defaults upon Senior Securities......................................................41

  Item 4.  Submission of Matters to a Vote of Security Holders..................................41

  Item 5.  Other Information....................................................................41

  Item 6.  Exhibits and Reports on Form 8-K.....................................................41

SIGNATURE  .....................................................................................42



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)



                                                                   September 30, 2004    March 31, 2004
                                                                   -----------------    -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $     2,792           $    2,692
Trade receivables, net of allowance of $98
 as of September 30, 2004 and March 31, 2004                                  1,903                1,477
Inventory                                                                     3,924                3,318
Building and land held for sale, net                                          4,862                    -
Prepaid and other current assets                                                883                  837
                                                                   -----------------    -----------------
 Total current assets                                                        14,364                8,324

Property, plant and equipment, net                                            1,359               12,218
Intellectual property, net                                                      457                  514
                                                                   -----------------    -----------------
 Total assets                                                            $   16,180           $   21,056
                                                                   =================    =================

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Note payable                                                            $        -           $    2,068
 Mortgage debt on building and land held for sale                             5,938                  967
 Accounts payable                                                             2,857                2,263
 Accrued expenses                                                             4,724                4,527
 Deferred revenue                                                               827                1,593
 Grant payable - short term                                                   1,753                1,753
                                                                   -----------------    -----------------
  Total current liabilities                                                  16,099               13,171

Grant payable - long term                                                     3,036                3,036
Long-term interest                                                           11,208                9,720
Long-term debt, less current portion                                              -                5,458
Long-term debt to stockholder                                                34,302               33,949
                                                                   -----------------    -----------------
 Total liabilities                                                           64,645               65,334
                                                                   -----------------    -----------------


Minority interest in joint venture                                                -                4,484
                                                                   -----------------    -----------------

Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, 861 issued and outstanding at September 30, 2004 and
 March 31, 2004, liquidation value $8,610                                     8,467                8,032
                                                                   -----------------    -----------------

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized;
  80,906,536 and 75,961,826  shares issues and outstanding, respectively         81                   76
Additional paid-in capital                                                  397,810              382,282
Deferred compensation                                                          (112)                (226)
Notes receivable from stockholder                                            (5,023)              (5,161)
Accumulated deficit                                                        (445,679)            (429,724)
Accumulated other comprehensive loss                                         (4,009)              (4,041)
                                                                   -----------------    -----------------
 Total stockholders' deficit                                                (56,932)             (56,794)
                                                                   -----------------    -----------------

 Total liabililities, preferred stock and stockholders' deficit            $ 16,180             $ 21,056
                                                                   =================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                  Three Months Ended September 30, Six Months Ended September 30,
                                                  -------------------------------  -------------------------------

                                                      2004             2003             2004            2003
                                                  --------------   --------------  ---------------  --------------
Revenue:
 Licensing and royalty revenue                       $      113       $       69        $     186       $     625
 Battery and system sales                                 2,802            2,276            5,566           3,351
                                                  --------------   --------------  ---------------  --------------
   Total revenues                                         2,915            2,345            5,752           3,976

Cost of sales:                                            3,631            4,080            7,554           7,898
                                                  --------------   --------------  ---------------  --------------
Gross profit (loss)                                        (716)          (1,735)          (1,802)         (3,922)

Operating expenses:
 Research and product development                         1,736            1,835            3,635           3,891
 Marketing                                                  955            1,298            2,286           2,256
 General and administrative                               2,624            2,673            6,048           5,141
 Depreciation and amortization                              286              770              559           1,558
 (Gain) on sale of assets                                  (459)               -             (471)              -
 Contract settlement charge                                   -            3,046                -           3,046
 Asset impairment charge                                     87           13,660               87          13,660
                                                  --------------   --------------  ---------------  --------------
   Total costs and expenses                               5,229           23,282           12,144          29,552
                                                  --------------   --------------  ---------------  --------------

Operating loss                                           (5,945)         (25,017)         (13,946)        (33,474)

Interest and other income                                    55               85              150             165
Interest and other expense                               (1,019)            (913)          (2,071)         (2,025)
                                                  --------------   --------------  ---------------  --------------

Net loss                                                 (6,909)         (25,845)         (15,867)        (35,334)

Dividends on preferred stock                                 43               50               86              66
Preferred stock accretion                                   218              207              436             207
                                                  --------------   --------------  ---------------  --------------

Net loss available to common stockholders            $   (7,170)      $  (26,102)       $ (16,389)      $ (35,607)
                                                  ==============   ==============  ===============  ==============

Other comprehensive loss:
 Net loss                                            $   (6,909)      $  (25,845)       $ (15,867)      $ (35,334)
 Change in foreign currency translation adjustments         (19)             (51)              31              (6)
                                                  --------------   --------------  ---------------  --------------
  Comprehensive loss                                 $   (6,928)      $  (25,896)       $ (15,836)      $ (35,340)
                                                  ==============   ==============  ===============  ==============

Net loss per share available to common stockholders  $    (0.09)      $    (0.36)       $   (0.21)      $   (0.50)
                                                  ==============   ==============  ===============  ==============

Shares used in computing net loss
 per share available to common
 stockholders, basic and diluted                          79,352           71,761           78,146          71,745
                                                  ==============   ==============  ===============  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                      Six Months Ended September 30,
                                                      --------------------------------
                                                           2004             2003
                                                      ---------------   --------------
Cash flows from operating activities:
Net loss                                                  $ (15,867)       $ (35,334)
Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization                                  559            1,558
 Asset impairment charge                                         87           13,660
 Contract settlement charge                                       -            3,046
 Accretion of debt discount and other                           356              370
 Interest income on stockholder note receivable                (164)            (138)
 Deferred compensation expense                                 (161)             423
Changes in operating and other assets and liabilities:
 Trade receivables                                             (426)              55
 Inventory                                                     (606)            (860)
 Other current assets                                           (77)             529
 Accounts payable                                               612           (1,231)
 Accrued expenses and long-term interest                      1,758            1,643
 Deferred revenue                                              (766)           1,463
                                                      ---------------   --------------
  Net cash used in operating activities                     (14,695)         (14,816)
                                                      ---------------   --------------

Cash flows from investing activities:
 Effect of deconsolidation of joint venture                    (913)               -
 Purchases of property, plant & equipment                      (254)             (72)
                                                      ---------------   --------------
  Net cash used in investing activities                      (1,167)             (72)
                                                      ---------------   --------------

Cash flows from financing activities:
 Proceeds from long-term debt                                     -              277
 Payment of long-term debt                                     (501)            (457)
 Dividends paid                                                 (86)             (16)
 Interest received on stockholder note receivable               301                -
 Proceeds from issuance of preferred stock,
  net of issuance costs                                           -            9,416
 Proceeds from stock option exercises                           254               58
 Proceeds from issuance of common stock,
  net of issuance costs                                      15,989            4,996
                                                      ---------------   --------------
   Net cash provided by financing activities                 15,957           14,274
                                                      ---------------   --------------
 Effect of foreign exchange rates on cash
  and cash equivalents                                            5               53
                                                      ---------------   --------------
 Increase in cash and cash equivalents                          100             (561)
 Cash and cash equivalents, beginning of period               2,692            6,616
                                                      ---------------   --------------
  Cash and cash equivalents, end of period                  $ 2,792          $ 6,055
                                                      ===============   ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of September 30, 2004, its consolidated results of operations for each of the three- and six-month periods ended September 30, 2004 and September 30, 2003, and the consolidated cash flows for each of the three- and six- month periods ended September 30, 2004 and September 30, 2003. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2004. The results for the three- and six-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The year-end condensed consolidated balance sheet data as of March 31, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

     In February 2002, the Company unveiled its Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. The Company believes that by incorporating a phosphate-based cathode material, its Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies. The Company believes that the safety characteristics of Saphion(R) technology will enable it to be designed into a wide variety of products in both existing lithium-ion markets as well as markets not served by current lithium-ion solutions. These markets and products include, among others, electric vehicles, personal transport (e-bikes, wheelchairs, scooters), backup power systems for the telecom and utility industry and home appliances.

     The Company's business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its newly-formed Wholly Foreign-Owned Enterprises ("WFOE") in China. These WFOE's are expected to be fully operational during the second half of fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets. In addition, the Company will seek to expand the fields of use of its Saphion(R) technology through the licensing of its intellectual property related to its battery chemistries and manufacturing processes.

3.   LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 2004, the Company's principal sources of liquidity were cash and cash equivalents of $2.8 million and $15 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. Following the end of the quarter, through the date of this report, the Company drew down an additional $3.0 million on this back up equity funding commitment, leaving $12 million remaining. The commitment allows the Company to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. This commitment can be reduced by Mr. Berg by the amount of net proceeds received by the Company from the sale of building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of September 30, 2004 the Company had received net proceeds of $450,000 related to the sale of equipment from the Company's Northern Ireland facility. As of the date of this report, Mr. Berg has not requested that his commitment be reduced by this amount.

     Under the terms of the Company's Series C Redeemable Preferred Stock, the Company is required to redeem all outstanding shares of the Company's Series C stock on December 2, 2004 at their stated value plus accrued and unpaid dividends. Based on the number of shares of Series C Stock currently outstanding, the Company's redemption obligation would aggregate $8.6 million. If these shares are not converted by the holder thereof prior to December 2, 2004, the Company will need to renegotiate the terms of the Series C stock or arrange financing to fund the redemption. The Company may not be able to renegotiate the terms or raise additional financing on terms that would be favorable to the Company or at all.

     Currently, the Company does not have sufficient sales and gross profit to generate the cash flows required to meet the Company's operating and capital needs. Therefore, the Company depends upon its ability to periodically arrange for additional equity or debt financing to meet its liquidity requirements. Unless the Company's product sales are greater than management currently forecasts or there are other changes to the Company's business plan, the Company will need to arrange for additional financing within the next twelve months to fund its operating and capital needs. This financing could take the form of debt or equity. Given the Company's historical operating results, the stage of development of its products and the amount of its existing debt, as well as the other factors described under the section titled "Risk Factors," the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

     The Company's current forecast assumes product sales during fiscal 2005 from its N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 million and $3.5 million per quarter, and increasing revenues from shipments of the Company's large-format products. The Company also anticipates further cash benefits from continued reductions in its operating expenses and manufacturing costs, offset by increases to capital expenditures associated with the Company's establishment of manufacturing and development operations in China.

     The Company's cash requirements may vary materially from those now planned because of changes in the Company's operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company's product development goals and other adverse developments. In addition, the Company is subject to contingent obligations, including the possible redemption of its outstanding Series C stock in December 2004 and demand for repayment of a portion or all of its existing grants, which could have negative impact on the Company's available liquidity sources prior to the end of fiscal 2005.

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

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the second quarter and the first six months of fiscal 2005 and 2004 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):

                                                   Three Months Ended         Six Months Ended
                                                      September 30,             September 30,
                                                --------------------------   --------------------
                                                     2004         2003          2004      2003
                                                --------------------------   --------------------
Net loss available to common stockholders
 - as reported                                    $ (7,170)   $ (26,102)    $(16,389) $(35,607)
Add: stock-based compensation expense,
 net of related taxes                                 (903)      (1,338)      (1,806)   (2,677)
                                                   --------     --------     --------  --------
Net loss available to common stockholders
 - pro forma                                        (8,073)     (27,440)     (18,195)  (38,284)
Net loss available to common stockholders per share
 - as reported                                       (0.09)       (0.36)       (0.21)    (0.50)
Net loss available to common stockholders,
 basic and diluted, pro forma                        (0.10)       (0.38)       (0.23)    (0.53)




     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first six months of fiscal 2005 and 2004:


                                2005       2004
                           -------------------------
Risk-free interest rate         3.38%      2.46%
Expected life               5.00 years   5.00 years
Volatility                    105.27%     109.82%
Dividend yield                   -           -

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

     In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in its first quarter of fiscal year 2004. The adoption of SFAS 150 required the Company's proposed contract settlement with Invest Northern Ireland (Note 10, Commitments and Contingencies) to be recorded as a liability.

     In May 2003, FIN 46, "Consolidation of Variable Interest Entities," was issued, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 R, "Consolidation of Variable Interest Entities," was issued, which clarified and replaced FIN 46. The Company adopted FIN 46 in its second quarter of fiscal year 2004, and FIN 46 R in the fourth quarter of its fiscal year 2004, and the adoption of FIN 46 and FIN 46 R did not have a material impact on its financial statements.

     NET LOSS PER SHARE:

     Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three- and six-month periods ended September 30, 2004 and 2003 were as follows:



                                                      Three Months Ended         Six Months Ended
                                                         September 30,            September 30,
                                                        2004       2003          2004        2003
                                                     ----------------------   -----------------------
Shares reserved for conversion of Series C
  preferred stock                                     2,026,000  2,353,000      2,026,000  2,353,000
Common stock options                                  9,027,000  8,698,000      9,027,000  8,698,000
Warrants to purchase common stock                     1,889,000  2,375,000      1,889,000  2,375,000
                                                     ----------------------   -----------------------
Total                                                12,942,000 13,426,000     12,942,000 13,426,000
                                                     ======================   =======================



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

     On April 19, 2004, the Company drew down $3 million from its equity commitment with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 710,900 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On May 24, 2004, the Company drew down $3 million from its equity commitment with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 829,187 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On June 28, 2004, the Company drew down $3 million from its equity commitment with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 877,193 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On July 27, 2004, the Company drew down $2 million from its equity commitment with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 728,332 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On September 1, 2004, the Company drew down $3 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 1,050,420 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On September 30, 2004, the Company drew down $2 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 623,052 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

6.   INVENTORY:

     Inventory consisted of the following (in thousands) at:

                   September 30, 2004  March 31, 2004
                   ------------------  ---------------

Raw materials           $   229           $   317
Work in process           2,576             1,330
Finished goods            1,119             1,671
                   ----------------  -----------------
                        $ 3,924           $ 3,318
                   ================  =================


7.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant, and equipment, net of accumulated depreciation and impairment consisted of the following (in thousands) at:



                                               September 30, 2004   March 31, 2004
                                              -------------------  ----------------

Building and land                              $         -          $      15,726
Leasehold improvements                                    50                   50
Machinery and equipment                               12,089               13,609
Office and computer equipment                          1,077                  960
Construction in progress                                 -                  2,490
                                              -----------------    ----------------
 Total cost                                           13,216               32,835
Less: accumulated depreciation                        (6,604)             (15,451)
Less: impairment                                      (5,253)              (5,166)
                                              -----------------    ----------------
 Total cost, net of depreciation               $       1,359               12,218
                                              =================    ================




     On August 13, 2003, the Company announced successful qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. Additionally, the Company announced its plans to transition manufacturing from its Northern Ireland facility to China and other low-cost geographic regions. As of December 31, 2003, the Company had completed the transition of manufacturing to ATL and other manufacturers, and all production at the Northern Ireland facility had ceased. Following the cessation of production operations in the Northern Ireland facility, during the first half of fiscal 2005, the Company was engaged in preparing the Northern Ireland facility for sale. During the second quarter of fiscal 2005, the Company engaged a broker to sell its Northern Ireland facility, received an offer for the facility and is currently working to close that potential transaction. As of September 30, 2004, the cost of the land and building is $12.410 million and the accumulated depreciation on the building is $7.548 million, for a net cost of $4.862 million, which is lower than the estimated fair value. As of September 30, 2004, the land and building are classified as assets held for sale, with no further depreciation expense recorded.

8.   INTELLECTUAL PROPERTY:

     Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over the remaining five years of its useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:


                                                  September 30, 2004    March 31, 2004
                                                  -----------------   -----------------
Intellectual property before impairment                   $ 13,602            $ 13,602
Less: accumulated amortization                              (4,651)             (4,594)
Less: Impairment                                            (8,494)             (8,494)
                                                  -----------------   -----------------
Intellectual property, net                                $    457            $    514
                                                  =================   =================



     Amortization expense for the three-month period ended September 30, 2004 was approximately $29,000. Amortization expense for the three-month period ended September 30, 2003 was approximately $362,000. Amortization expense for the six-month period ended September 30, 2004 was $58,000. Amortization expense for the six-month period ended September 30, 2003 was $725,000. Amortization expense on intellectual property at September 30, 2004 will be $58,000 for the remaining six months of fiscal 2005 and will be $114,000 in fiscal years 2006 through 2008, and $58,000 for fiscal 2009.

9.   DEBT TO STOCKHOLDER:

          (in thousands)              September 30, 2004   March 31, 2004
                                      -----------------    --------------
          2001 Loan balance                    $20,000           $20,000
          1998 Loan balance                     14,950            14,950
          Unaccreted debt discount                (648)           (1,001)
                                      -----------------    --------------
          Balance                              $34,302           $33,949
                                      =================    ==============


     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On October 21, 2004 Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2005 to September 30, 2006. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of September 30, 2004, accrued interest on the loan totaled $4.277 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrant was exercisable beginning on the date it was issued and will expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through September 30, 2004, a total of approximately $2.120 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three-month periods ended September 30, 2004 and 2003 was $409,000. Interest expense for each of the six-month periods ended September 30, 2004 and September 30, 2003 was $813,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis.

     In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of September 30, 2004, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at September 30, 2004). Effective December 31, 2001, the Company and Berg & Berg agreed to extend the loan's maturity date from August 30, 2002 to September 30, 2005, and effective October 21, 2004, the parties agreed to extend the loan's maturity date to September 30, 2006. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of September 30, 2004, accrued interest on the loan totaled $6.775 million, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants expired on June 16, 2004. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of September 30, 2004, a total of $2.159 million has been accreted. The amount charged to interest expense for each of the three-month periods ended September 30, 2004 and 2003 was $339,000. Interest expense for each of the six-month periods ended September 30, 2004 and September 30, 2003 was $674,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

10.  COMMITMENTS AND CONTINGENCIES:

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has established its initial product warranty reserves as 10% of N-Charge(TM) Power System sales. The Company will adjust the percentage based on actual experience for future warranty provisions. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's direct N-Charge(TM) Power System sales. The total warranty liability as of September 30, 2004 is $1.144 million.

     Product warranty liabilities for the six months ended September 30, 2004 and the year ended March 31, 2004 are as follows (in thousands):



                           September 30, 2004 March 31, 2004
                          ------------------------------------

     Beginning balance         $ 490              $ 123
     Less: claims               (504)              (445)
     Less: returns               (17)               (34)
     Plus: accruals            1,175                846
                          ------------------------------------
     Ending balance          $ 1,144             $  490
                          ====================================


     LITIGATION:

     The Company is subject to various claims and litigation in the normal course of business. Any contingent liabilities are recorded on a gross basis if probable and estimable. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

     GRANTS:

     Beginning in 1994, pursuant to a letter of offer, the Company received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility. Under certain circumstances, the INI has the right to reclaim a portion of these grants and has a security interest in the facility's land, building, and equipment. As a result of the planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions, the Company desired to obtain unencumbered access to all of its equipment for transfer or for sale. On August 13, 2003, the Company obtained verbal assurance that it had reached agreement with INI to terminate the letter of offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release the Company from all obligations, liabilities, or claims under the letter of offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. During current dialogue with INI officials, it has become apparent that the proposed settlement terms would not be approved based on the provision that the Company provide exclusively equity for settlement. Therefore, the Company and the INI are negotiating to adjust the structure of the settlement offer to provide for a combination of cash and equity payment. Although a range of the potential liability is expected to be $1.7 million to $10.2 million, the Company believes that the amount previously recorded of $4.7 million remains the best estimate of the potential liability to the INI for settlement and termination of the letter of offer.

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

12.  RELATED PARTY TRANSACTIONS:

     In June 2004, Mr. Carl Berg, a director and stockholder in the Company, agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment will come in the form of an equity line of credit and will allow the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of September 30, 2004, the Company has drawn down $5 million of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of September 30, 2004 the Company had received net proceeds of $450,000 from the sale of equipment from its Northern Ireland facility. As of the date of this report, Mr. Berg has not requested that his commitment be reduced by this amount.

     On January 1, 1998, the Company granted Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, the Company granted Mr. Dawson an option to purchase 660,494 shares pursuant to the Company's 1990 Plan, and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of September 30, 2004, amounts of $3.454 million and $1.569 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2004.

13.  SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company's chief operating decision maker is its Chairman and Chief Executive Officer, who reviews operating results to make decisions about resource allocation and to assess performance. The Company's chief operating decision maker views results of operations of a single operating segment, the development and marketing of the Company's Saphion(R) technology. The Company's Chairman and Chief Executive Officer has organized the Company functionally to develop, market, and manufacture Saphion(R) products.

     Long lived asset information by geographic area at September 30, 2004 and March 31, 2004 is as follows (in thousands):


                          September 30, 2004   March 31, 2004
                           -----------------   ----------------
          United States              $1,119            $ 1,656
          International                 697             11,076
                           -----------------   ----------------
          Total                      $1,816            $12,732
                           =================   ================


     Revenues by geographic area for the three- and six-month periods ended September 30, 2004 and 2003 are as follows (in thousands):


                  Three Months Ended September 30,     Six Months Ended September 30,
                  ---------------------------------    --------------------------------
                          2004             2003               2004             2003
                  ---------------- ----------------    ---------------  ---------------
United States              $2,605           $1,905             $5,238           $2,817
International                 310              440                514            1,159
                  ---------------- ----------------    ---------------  ---------------
Total                      $2,915           $2,345             $5,752           $3,976
                  ================ ================    ===============  ===============




14.  JOINT VENTURE:

     On July 9, 2003, Boading Fengfan-Valence Battery Company, a joint venture between the Company and Fengfan Group, Ltd. ("Fengfan") was formed as a corporation in China. The purpose of the joint venture was to provide low cost manufacturing of the Company's Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, the Company was to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of the Company's 51% ownership of the joint venture, its right to name the majority of the joint venture's board of directors, and its right to name the Chief Executive Officer, as of March 31, 2004, the Company's consolidated financial statements included the consolidation of the balance sheet, results of operations, and cash flows of the joint venture.

     In January 2004, the Company identified, and the board of the joint venture approved, the hiring of a CEO of the joint venture. Construction continued on the Baoding facility and computer equipment was purchased for venture activities. During the remainder of the fourth quarter, memoranda and letters between the Company and Fengfan were exchanged which expressed concerns about the operational direction of the joint venture. The correspondence culminated in a letter dated March 2004 in which the Company gave Fengfan notice of termination of the joint venture due to breach of contract by Fengfan. Through the period ended March 31, 2004, the Company was the majority owner of the joint venture and its control over the joint venture's activities and property was not then in doubt. Therefore it consolidated the joint venture into its consolidated financial statements.

     During the first quarter of fiscal 2005, several events occurred that resulted in the Company losing its control of the joint venture. After numerous attempts to set a date for a meeting of the joint venture's board of directors, the Company was unable to receive a commitment from Fengfan for a date for the meeting. FengFan removed the joint venture's office furniture and equipment, has renounced the authority of the joint venture board-appointed CEO, denied access by the joint venture's employees and the Company's employees to the joint venture's facilities, and has refused access to the joint venture's technical and financial records. The joint venture agreement provides for termination through negotiation or other means, including arbitration in Singapore. The Company continues negotiations with Fengfan, is preparing for arbitrating the termination of the joint venture in Singapore, and is preparing for the liquidation of the joint venture through special liquidation procedures under applicable China law. The Company is initiating these actions to enforce its rights under China law and the joint venture agreement.

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

     As of June 30, 2004, the joint venture had cash of $31,000, other current assets of $21,000, property, plant, and equipment, primarily a land license and a building, of $5.586 million, a note payable of $2.068 million related to the land license, and other current liabilities of $95,000. Cumulative operating loss since inception was $211,000, of which $108,000 represents the Company's interest. The Company's interest in the joint venture's operating losses is recorded as a liability and will be adjusted if necessary upon final resolution of the termination and liquidation of the joint venture. There may be additional liabilities in the future related to negotiation or arbitration leading to the final resolution and liquidation of the joint venture. However, at this time no further liability related to the final termination and liquidation of the joint venture can be reasonably estimated, and the Company's management believes that there will be no material impact on its financial statements as a result.

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

     Liabilities related to restructuring at September 30, 2004 consisted of inactive operating leases of approximately $65,000.

16.  IMPAIRMENT CHARGE:

     An impairment charge of approximately $13.7 million was recorded during the fiscal quarter ended September 30, 2003. The charge was recorded pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the second quarter of fiscal 2004 the Company completed qualification of its OEM manufacturer in China, Amperex Technology Limited (ATL), for Saphion(R) products. In addition, the
     Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. The Company has transitioned all manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions as of December 31, 2003. The Northern Ireland facility has ceased manufacturing operations as of the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.

     An impairment charge of $87,000 was recorded during the fiscal quarter ended September 30, 2004 pursuant to FASB Statement No. 144, OAccounting for Impairment or Disposal of Long-Lived Assets.O As a result of the Company's decision to relocate manufacturing operations from its leased Henderson, Nevada facility to a newly formed subsidiary in Suzhou, China, equipment and fixtures in the Nevada facility will not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as the company estimates that there will be no future cash flows from these assets.

17.  SUBSEQUENT EVENTS:

     On October 28, 2004, at the Company's annual meeting, stockholders approved an amendment to the Company's Second Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, elected five members of the board of directors to serve until the 2005 annual meeting, and approved an increase of 2,000,000 in the number of shares reserved for issuance under the Company's 2000 Stock Option Plan from 4,000,000 to 6,000,000.

     On November 3, 2004, the Company drew down $3 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 911,854 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. ("VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS, (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (E) OUR BUSINESS AND GROWTH STRATEGIES. YOU ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH WE REFER IN THIS REPORT AS THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. THE RESULTS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2005.

OVERVIEW

     We have commercialized the first phosphate-based lithium-ion technology and have brought to market several products utilizing this technology. Our mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of our latest battery technology, Saphion(R), the extensive experience of our management team and the significant market opportunity available to us. The push behind the introduction of lithium-ion technology to the market was consumer demand for high-energy, small battery solutions to power portable electronic devices. The battery industry, consequently, focused on high-energy solutions at the expense of safety. Additionally, because of safety concerns, lithium-ion technology has been limited in adoption to small-format applications. Our Saphion(R) technology, a phosphate-based cathode material, addresses the need for a safe lithium-ion solution, especially in large-format applications.

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

     Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, and internal manufacturing efforts through our newly-formed Wholly Foreign-Owned Enterprises (WFOE) in China. We expect that these WFOE's will be fully operational during the second half of fiscal 2005. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and customers' products in both the large-format and small-format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

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

o Signed an agreement granting Tyco Electronics Power Systems, Inc. the exclusive right to resell our K-Charge(TM) Power System to its telecommunications and utility customers for a period of three years. The K-Charge(TM) Power System will be privately labeled and marketed by Tyco Electronics under its ELiTE RK brand. The agreement is conditioned on the product meeting performance criteria and on Tyco Electronics achieving specific quarterly volume requirements. Since execution of this agreement, our K-Charge product achieved NEBS level three certification which resulted in the first order from Tyco Electronics for field trials. Tyco Electronics will provide sales, marketing, technical assistance and customer support;

o Signed an agreement granting GF Health Products, Inc, (Graham-Field), a manufacturer and distributor of healthcare products, the exclusive right to resell our U-Charge(TM) Power System in the power wheelchair and medical scooter market in the United States and its territories for three years. Additionally, under the agreement Graham-Field will provide sales and marketing, technical assistance and customer support functions; and

o Announced a joint technology development program with Segway LLC to develop long-range battery packs using our Saphion(R) technology for Segway's human transporter product.

     Our financial results for the second quarter and first half of fiscal 2005 were consistent with our expected progress in our business. Most significantly, second quarter of fiscal 2005 revenue grew by 24.3% as compared to the second quarter of the prior year to $2.9 million. Revenue for the first half of fiscal 2005 grew by 44.7% over the first half of fiscal 2004. Additionally in the second quarter of fiscal 2005, we achieved improvement of our negative gross margin to (25%) from (74%) in the comparable period of fiscal 2004. For the first half of fiscal 2005, negative gross margin improved to (31%) from (99%) in the first half of fiscal 2004. During the second quarter of fiscal 2005 we continued our efforts to transition our manufacturing and other operations to China through the establishment of two wholly-owned subsidiaries in Suzhou, China. To support the transition to China and help manage potential delays in product transitions and receiving customer purchase orders, we have received an additional $20 million backup equity funding commitment, which can be increased in certain circumstances, from Carl Berg, a director and principal stockholder, to cover our fiscal 2005 cash requirements. As of September 30, 2004, $5 million had been drawn down and $15 million remained under the equity commitment. This commitment can be reduced if funds to support operational needs are received from the sale of our Northern Ireland facility and equipment or from other funding transactions. As of September 30, 2004, we had received net proceeds of $450,000 from the sale of equipment from our Northern Ireland facility. As of the date of this report, Mr. Berg has not requested that his commitment be reduced by this amount.

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

IMPAIRMENT OF LONG-LIVED ASSETS: We perform a review of long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made. The estimated cash flows used in our impairment analyses reflect our assumptions about average selling prices, royalties, sales volumes, product costs, operating costs (including costs associated with our manufacturing transition to China), disposal costs, and market conditions. These assumptions are sometimes subjective and may require us to make estimates of matters that are uncertain. Additionally, we use probability-weighted scenarios to incorporate the impact of alternative outcomes, where applicable. See Notes to Condensed Consolidated Financial Statements, Note 16, Impairment Charge, regarding impairment of tangible and intangible assets.

EXIT COSTS: We incurred exit costs associated with the closure of our Northern Ireland manufacturing facility. In accordance with, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recognize liabilities for costs associated with exit or disposal activities at fair value in the period during which the liability is incurred. We estimate the liabilities related to exit or disposal activities including lease termination costs, compensation of staff, inventory obsolescence, costs to prepare assets for disposal or sale, and other one-time expenses based upon our analysis of individual transaction circumstances, agreements and commitments. Some agreements may be revised, or actual results may be different from costs reasonably estimated at the incurrence of the liability. In these cases, additional costs or reduced costs are recorded in the period incurred, and differences are disclosed in the footnotes to condensed consolidated financial statements. Costs associated with exit or disposal activities are included in restructuring charges. See Notes to Condensed Consolidated Financial Statements,
Note 15, Facility Closing, regarding costs of closing our Northern Ireland facility.

CONTRACT SETTLEMENT CHARGE. Beginning in 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. Under certain circumstances, the INI has the right to reclaim a portion of these grants and has a security interest in the facility's land, building, and equipment. As a result of our planned transition of manufacturing from the Mallusk facility to China and other low cost manufacturing regions, we desired to obtain unencumbered access to all of our equipment for transfer or for sale. On August 13, 2003, we obtained verbal assurance that we had reached agreement with INI to terminate the letter of offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the letter of offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. During current dialogue with INI officials, it has become apparent that the proposed settlement terms would not be approved based on the provision that we provide exclusively equity for settlement. Therefore, we are negotiating with the INI to adjust the structure of the settlement offer to provide for a combination of cash and equity payment. Although a range of the potential liability is expected to be $1.7 million to $10.2 million, we believe that the amount previously recorded of $4.7 million remains the best estimate of the potential liability to the INI for settlement and termination of the letter of offer.

JOINT VENTURE. On July 9, 2003, Boading Fengfan-Valence Battery Company, a joint venture between us and Fengfan Group, Ltd. (Fengfan) was formed as a corporation in China. The purpose of the joint venture was to provide low cost manufacturing of our Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, we were to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of our 51% ownership of the joint venture, its right to name the majority of the joint venture's board of directors and its right to name the Chief Executive Officer, as of March 31, 2004, our consolidated financial statements included the consolidation of the balance sheet, results of operations and cash flows of the joint venture.

In January 2004, we identified and the board of the joint venture approved the hiring of a CEO of the joint venture. Construction continued on the Baoding facility and computer equipment was purchased for venture activities. During the remainder of the fourth quarter, memoranda and letters between Fengfan and us were exchanged which expressed concerns about the operational direction of the joint venture. The correspondence culminated in letter dated March 2004 in which we gave Fengfan notice of termination of the joint venture due to breach of contract by Fengfan. Through the period ended March 31, 2004, we were the majority owner of the joint venture and our control over the joint venture's activities and property was not then in doubt. Therefore we consolidated the joint venture into our consolidated financial statements.

During the first quarter of fiscal 2005, several events occurred that resulted in our losing our control of the joint venture. After numerous attempts to set a date for a meeting of the joint venture's board of directors, we had been unable to receive a commitment from Fengfan for a date for the meeting. FengFan removed the joint venture's office furniture and equipment, has renounced the authority of the joint venture board-appointed CEO, denied access by the joint venture's employees and our employees to the joint venture's facilities, and has refused access to the joint venture's technical and financial records. The joint venture agreement provides for termination through negotiation or other means, including arbitration in Singapore. We are continuing negotiations with Fengfan, are preparing for arbitrating the termination of the joint venture in Singapore, and are preparing for the liquidation of the joint venture through special liquidation procedures under the applicable China law. We are initiating these actions to enforce our rights under China law and the joint venture agreement.

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

As of June 30, 2004, the joint venture had cash of $31,000, other current assets of $21,000, property, plant, and equipment, primarily a land license and a building, of $5.586 million, a note payable of $2.068 million related to the land license, and other current liabilities of $95,000. Cumulative operating loss since inception was $211,000, of which $108,000 represents our interest. Our interest in the joint venture's operating losses is recorded as a liability and will be adjusted if necessary upon final resolution of the termination and liquidation of the joint venture. There may be additional liabilities in the future related to negotiation or arbitration leading to the final termination and liquidation of the joint venture. However, at this time no further liability related to the final termination and liquidation of the joint venture can be reasonably estimated, and our management believes that there will be no material impact on our financial statements as a result.

RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three months and six months ended September 30, 2004 (also referred to as the second quarter and first half, respectively, of fiscal 2005) and September 30, 2003 (also referred to as the second quarter and first half, respectively, of fiscal
2004):



                                    Three Months Ended                          Six Months Ended
                          ----------------------------------------  ------------------------------------------
                          September 30, 2004   September 30,2003     September 30, 2004   September 30,2003
                          ----------------------------------------  ------------------------------------------
(dollars in thousands)         % of Revenue         % of Revenue           % of Revenue         % of Revenue
Licensing and royalty revenue $ 113         4%     $ 69         3%       $ 186         3%     $ 625        16%
Battery and system sales      2,802        96%    2,276        97%       5,566        97%     3,351        84%
                          ----------------------------------------  ------------------------------------------
Total revenues                2,915       100%    2,345       100%       5,752       100%     3,976       100%
Gross profit (loss)            (716)      -25%   (1,735)      -74%      (1,802)      -31%    (3,922)      -99%
Operating expenses            5,229       179%   23,282       993%      12,144       211%    29,552       743%
Operating loss               (5,945)     -204%  (25,017)    -1067%     (13,946)     -242%   (33,474)     -842%
                          ----------------------------------------  ------------------------------------------
Net loss                   $ (6,909)     -237% $ (25,845)   -1102%   $ (15,867)     -276% $ (35,334)     -889%
                          ========================================  ==========================================




REVENUES AND GROSS MARGIN

BATTERY AND SYSTEM SALES: Battery and system sales increased by $526,000, or 23%, to $2.802 million in the quarter ended September 30, 2004 from $2.276 million for the quarter ended September 30, 2003. Battery and system sales increased by $2.215 million, or 66%, in the first half of fiscal 2005 from $3.351 million in the first half of fiscal 2004. The increase in battery and system sales was primarily the result of establishing and growing our retail and reseller channels for our N-Charge(TM) Power System product. In addition to our retail channels we expanded our sales efforts into the educational sector, in which we sold $607,000 for the second quarter of fiscal 2005 and $1.335 million for the first half of fiscal 2005. Product shipments to resellers that are subject to right of return are recorded on the balance sheet as deferred revenue. We had $827,000 in deferred revenue on our balance sheet at September 30, 2004.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our technology. Fiscal second quarter 2005 licensing and royalty revenue of $113,000 was from our license agreement with Amperex Technology Limited (ATL). For the first half of fiscal 2005, licensing and royalty revenue from the agreement with ATL was $186,000. During the first quarter of fiscal 2004, in addition to royalty payments, we received a license fee payment from ATL in the amount of $500,000. We expect our second-generation Saphion(R) technology to begin commercialization for energy applications by the end of fiscal 2005 and as a result we do not anticipate significant licensing revenues in fiscal 2005.

GROSS MARGIN (LOSS): Gross margin (loss) as a percentage of revenue was (25%) for the second quarter of fiscal 2005 and was (74 %) in the second quarter of fiscal 2004. Gross margin (loss) was (31%) in the first half of fiscal 2005 and was (99%) in the first half of fiscal 2004. The primary reduction in cost of sales as a percentage of revenue was the result of ceasing manufacturing operations at our Northern Ireland factory. The cessation of manufacturing in Northern Ireland reduced cost of sales in the second quarter of fiscal 2005 by $1.150 million, an improvement of 40 percentage points of gross margin. The cessation of manufacturing in Northern Ireland reduced cost of sales in the first half of fiscal 2005 by $2.786 million, an improvement of 48 percentage points of gross margin. Additional improvements in gross profit included the results of reduced domestic manufacturing overhead expenses as a percent of revenue, which contributed to an improvement in gross margin in the second quarter of fiscal 2005 over the second quarter of fiscal 2004 by 6 percentage points and in the first half of fiscal 2005 over the first half of fiscal 2004 by 7 percentage points. The increase in license and royalty revenue of $44,000 in the second quarter of fiscal 2005 over the second quarter of fiscal 2004 improved gross margin for the period by 2 percentage points. The decrease in license and royalty revenue of $439,000 in the first half of fiscal 2005 from the first half of fiscal 2004 decreased gross margin by 8 percentage points, while direct manufacting cost reductions improved gross margin in the period by 19 percentage points. Although gross margin has improved, we maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing operating costs. We have successfully transitioned our battery manufacturing and product assembly operations to contract manufacturers in Asia and intend to transition additional manufacturing and product development operations to our newly-established WFOE's in Suzhou, China during fiscal 2005. We expect cost of sales to continue to decrease as a percentage of sales as production volumes continue to increase, as we continue to implement our lower-cost manufacturing strategy, and as we launch higher-margin products.

OPERATING EXPENSES

The following table summarizes operating expenses for the three months and six months ended September 30, 2004 and September 30, 2003:

                                  Three Months Ended September 30,     Six Months Ended September 30,
                              -----------------------------------   -----------------------------------
                                            Increase/                               Increase/
(Dollars in thousands)       2004    2003   Decrease/ %Change)      2004     2003   Decrease  %Change)
                            -----------------------------------   -----------------------------------
Research and product
  development               $ 1,736 $ 1,835    $ (99)      -5%    $ 3,635  $ 3,891    $ (256)    -7%
Marketing                       955   1,298     (343)     -26%      2,286    2,256        30      1%
General and administrative    2,624   2,673      (49)      -2%      6,048    5,141       907     18%
Depreciation and amortization   286     770     (484)     -63%        559    1,558      (999)   -64%
Total operating expenses    $ 5,601 $ 6,576   $ (975)     -15%    $12,528  $12,846    $ (318)    -2%
Percentage of revenues         192%    280%                           218%    323%



During the second quarter of fiscal 2005, operating expenses were 192% of revenue and were 280% of revenue in the same quarter last year. The decrease is a result of increased revenues and focus on expense reductions during the quarter. In the first half of fiscal 2005, operating expenses were 218% of revenue and were 323% of revenue in the first half of fiscal 2004. The decrease in operating expenses as a percentage of revenue is the result of increased revenue and expense reductions in research and product development offset by increases in marketing and general and administrative expenses.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $99,000, or 5%, to $1.736 million in the second quarter of fiscal 2005 from $1.835 million in the second quarter of fiscal 2004. Research and product development expenses decreased by $256,000, or 7%, in the first half of fiscal 2005 to $3.635 million from $3.891 million in the first half of fiscal 2004. The decrease in research and development expenses is the result of cessation of process development work in our Northern Ireland facility, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional efforts. Marketing expenses of $955,000 in the second quarter of fiscal 2005 were $343,000 lower than the comparable period of fiscal 2004. First half of fiscal 2005 marketing expenses of $2.286 million were $30,000 higher than the comparable period in fiscal 2004. The decrease in marketing expenses in the second quarter of fiscal 2005 over the comparable period in fiscal 2004 was the result of reduced spending for consulting related to European market development, and for reduced media advertising expenditures. The increases in the first half of 2005 were the result of advertising and promotions to support brand awareness, lead generation, and expansion of channels to sell our N-Charge(TM) Power System and other Saphion(R) products. We expect marketing expenses to continue to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses of $2.624 million in the second quarter of fiscal 2005 decreased by $49,000, or 2%, over general and administrative expenses of $2.673 million in the comparable period in fiscal 2004. General and administrative expenses increased by $907,000, or 18%, to $6.048 million in the first half of fiscal 2005 from $5.141 million in the first half of fiscal 2004. Increases in general and administrative expenses are caused by our ongoing relocation and establishment of manufacturing and development operations to China, increased costs of compliance with the Sarbanes-Oxley Act of 2002, and costs related to shutting down our Northern Ireland facility.

OTHER COSTS RELATED TO OUR MANUFACTURING TRANSITION
IMPAIRMENT CHARGE: During the second quarter of fiscal 2004, we recorded an impairment charge of approximately $13.7 million. The charge was recorded pursuant to FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." During the second quarter of fiscal 2004, we arrived at our decision to transfer manufacturing from our Northern Ireland facility to low-cost manufacturing regions, including China. Additionally, we continued to progress in our development of our cylindrical battery construction technology and expect continued emphasis on the licensing and manufacturing of our cylindrical technology in place of the licensing and manufacturing of our stacked technology (which was the technology acquired from Telcordia in December
2000). As a result of these developments, we determined that the future cash flows expected to be generated from assets in our Northern Ireland facility and intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. The impairment charge was recorded against property, plant, and equipment and intellectual property with a carrying value of $19.5 million to recognize these assets at their fair value. Fair value was determined based on estimated future cash flows to be generated by these assets, discounted at our market rate of interest of 8%.

An impairment charge of $87,000 was recorded during the fiscal quarter ended September 30, 2004. As a result of our decision to relocate manufacturing operations from our leased Henderson, Nevada facility to a newly formed subsidiary in Suzhou, China, equipment and fixtures in the Nevada facility will not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as we estimates that there will be no future cash flows from these assets.

CONTRACT SETTLEMENT CHARGE: Beginning in 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility. Under certain circumstances, the INI has the right to reclaim a portion of these grants and has a security interest in the facility's land, building, and equipment. As a result of our planned transition of manufacturing from our now closed Mallusk facility to China and other low cost manufacturing regions, we desired to obtain unencumbered access to all of its equipment for transfer or for sale. On August 13, 2003, we obtained verbal assurance that we had reached agreement with INI to terminate the letter of offer. Pursuant to this proposed agreement, the INI would unconditionally and irrevocably release us from all obligations, liabilities, or claims under the letter of offer in exchange for $4.7 million of restricted common stock, payable in three installments over three years. During current dialogue with INI officials, it has become apparent that the proposed settlement terms would not be approved based on the provision that we provide exclusively equity for settlement. Therefore, we are negotiating with the INI to adjust the structure of the settlement offer to provide for a combination of cash and equity payment. Although a range of the potential liability is expected to be $1.7 million to $10.2 million, we believe that the amount previously recorded of $4.7 million remains the best estimate of the potential liability to the INI for settlement and termination of the letter of offer.

GAIN ON SALE OF ASSETS: Gain on sales of production and development equipment from our former Mallusk, Northern Ireland facility were $459,000 in the second quarter of fiscal 2005 and $471,000 in the first half of fiscal 2005. We determined that the equipment was not required in our manufacturing and development operations in Suzhou, China, and was sold for fair value.

DEPRECIATION AND AMORTIZATION, AND INTEREST EXPENSE

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $286,000 and $770,000 in the second quarters of fiscal 2005 and 2004, respectively. Depreciation and amortization expenses were $559,000 and $1.558 million in the first halves of fiscal 2005 and 2004 respectively. The decrease in depreciation resulted from the impairment charge to intellectual property and property, plant, and equipment recorded in the second quarter of fiscal 2004, and to the sale of our Henderson, Nevada facility.

INTEREST EXPENSE. Interest expense relates to mortgages on our Northern Ireland facility as well as interest on our long-term debt to stockholder. Interest expense was $1.003 million and $913,000 for the second quarter of fiscal 2005 and 2004, respectively, and was $2.035 million and $2.025 million for the first half of fiscal 2005 and fiscal 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     At September 30, 2004, our principal sources of liquidity were cash and cash equivalents of $2.8 million and $15 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. Following the end of the quarter, through the date of this report, we drew down an additional $3.0 million on this back up equity funding commitment, leaving $12 million remaining. The commitment allows us to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. This commitment can be reduced by Mr. Berg by the amount of net proceeds received by us from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of September 30, 2004 we had received net proceeds of $450,000 related to the sale of equipment from our Northern Ireland facility. As of the date of this report, Mr. Berg has not requested that his commitment be reduced by this amount.

     Under the terms of our Series C Redeemable Preferred Stock, we are required to redeem all outstanding shares of our Series C stock on December 2, 2004 at their stated value plus accrued and unpaid dividends. Based on the number of shares of Series C Stock currently outstanding, our redemption obligation would aggregate $8.6 million. If these shares are not converted by the holder thereof prior to December 2, 2004, we will need to renegotiate the terms of the Series C stock or arrange financing to fund the redemption. We may not be able to renegotiate the terms or raise additional financing on terms that would be favorable to us or at all.

     Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. Therefore, we depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than we currently forecast or there are other changes to our business plan, we will need to arrange for additional financing within the next twelve months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results, the stage of development of our products and the amount of our existing debt, as well as the other factors described under the section titled "Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

     Our current forecast assumes product sales during fiscal 2005 from our N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 million and $3.5 million per quarter, and increasing revenues from shipments of our large-format products. We also anticipate further cash benefits from continued reductions in our operating expenses and manufacturing costs, offset by increases to capital expenditures associated with our establishment of manufacturing and development operations in China.

     Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals and other adverse developments. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C stock in December 2004 and demand for repayment of a portion or all of our existing grants, which could have negative impact on our available liquidity sources prior to the end of fiscal 2005.

The following table summarizes our statement of cash flows for the six months ended September 30, 2004 and 2003:


                                          Six Months Ended September 30,
                                          ----------------------------
(Dollars in thousands)                       2004             2003
                                          -----------      -----------
Net cash flows provided by (used in):
Operating activities                       $ (14,695)       $ (14,816)
Investing activities                          (1,167)             (72)
Financing activities                          15,957           14,274
Effect of foreign exchange rates                   5               53
                                          -----------      -----------
Net increase/(decrease) in cash and cash
  equivalents                                   $100            ($561)
                                          ===========      ===========

     Our use of cash from operations the first six months of fiscal 2005 and fiscal 2004 was $14.7 million and $14.8 million, respectively. The cash used for operating activities during the first six months of our fiscal 2005 operating activities was primarily for operating losses and working capital. Cash used for operating loss in the first six months of fiscal 2005 was lower than the comparable period in 2004 primarily from reductions in gross profit (loss), offset by increases in some operating expenses as described above in the section titled "Operating Expenses."

     In the first six months of fiscal 2005, we invested $254,000 in property, plant and equipment, primarily for enterprise software and manufacturing fixtures. The effect of deconsolidation of our China joint venture, as described in Note 14, was to reduce cash by $913,000, as the assets, liabilities, and operating results of the joint venture are no longer being consolidated into our financial statements.

     We obtained cash from financing activities of $16 million and $14.3 million during the first six months of fiscal 2005 and 2004, respectively. The 2005 financing included $16 million from our Berg & Berg equity lines, less cash used for payment of long-term debt related to our Northern Ireland facility.

     As a result of the above, we had a net increase in cash and cash equivalents of $100,000 during the first six months of fiscal 2005 and a net decrease of $561,000 million for the first six months of fiscal 2004.

CAPITAL COMMITMENTS AND DEBT

     At September 30, 2004, we had commitments for capital expenditures for the next 12 months of approximately $100,000 relating to the continuing implementation of enterprise software and $117,000 for production equipment in our new manufacturing facility in China. We anticipate that we will incur additional capital expenses as we start up and expand our China operations. We may require additional capital expenditures in order to meet greater demand levels for our products than currently are anticipated.

     Our cash obligations for short-term and long-term debt, net of unaccreted discount, excluding the potential settlement with the INI consisted of:

     (Dollars in thousands)                             September 30, 2004
                                                        -----------------
     Mortgages on building and land held for sale, short-term    $ 5,938
     1998 long-term debt to Berg & Berg                           14,950
     2001 long-term debt to Berg & Berg                           20,000
     Interest on long-term debt                                   11,208
                                                        -----------------
     Total long-term debt                                       $ 52,096
                                                        =================


     Repayment obligations of short-term and long-term debt principal are:


                                                       Fiscal year
                     ----------------------------------------------------------------------------------
(Dollars in thousands)  2005        2006        2007        2008        2009      Thereafter    Total
                     ----------  ----------  ----------  ----------  ----------  ----------  ----------
Principal repayment    $ 5,863           -      34,950           -           -           -    $ 40,813




     Payment obligations recorded for our proposed settlement to INI are as follows:


                                             Fiscal Year
                                ------------------------------------
(Dollars in thousands)              2005         2006         2007         Total
                                ----------   ----------   ----------    --------
Value of restricted common stock    1,700        1,500        1,500        4,700


     If not converted to common stock prior to maturity, the redemption obligation for the remaining Series C Preferred Stock is $8.6 million on December 2, 2004.

     The future sale of our facility in Northern Ireland will eliminate debt of approximately $5.9 million. If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. We cannot assure you that we could obtain the additional financing.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of September 30, 2004, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                            PAYMENT DUE BY PERIOD
                                      --------------------------------------------------------------
                                                   Less than                              More than
Contractual Obligations                 Total      Less than    1- 2 Years   3 - 5 Years   5 Years
- -----------------------------------   ----------   ----------   ----------   ----------   ----------

Short- and long-term debt obligations    52,096        5,938       46,158            -            -
Operating lease obligations               1,696          467        1,064          165            -
Purchase obligations                      3,214        3,214            -            -            -
Other long-term liabilities               4,789        1,753        3,036            -            -
                                      ----------   ----------   ----------   ----------   ----------
Total                                  $ 61,795     $ 11,372     $ 50,258     $    165     $      -
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


                          RISKS RELATED TO OUR BUSINESS

WE MAY NEED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

At September 30, 2004, our principal sources of liquidity were cash and cash equivalents of $2.8 million and $15 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. Following the end of the quarter, through the date of this report, we drew down an additional $3.0 million on this back up equity funding commitment, leaving $12 million remaining. The commitment allows us to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. This commitment can be reduced by Mr. Berg by the amount of net proceeds received by us from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of September 30, 2004 we had received net proceeds of $450,000 related to the sale of equipment from our Northern Ireland facility. As of the date of this report, Mr. Berg has not requested that his commitment be reduced by this amount.

Under the terms of our Series C Redeemable Preferred Stock, we are required to redeem all outstanding shares of our Series C stock on December 2, 2004 at their stated value plus accrued and unpaid dividends. Based on the number of shares of Series C Stock currently outstanding, our redemption obligation would aggregate $8.6 million. If these shares are not converted by the holder thereof prior to December 2, 2004, we will need to renegotiate the terms of the Series C stock or arrange financing to fund the redemption. We may not be able to renegotiate the terms or raise additional financing on terms that would be favorable to us or at all.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. Therefore, we depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than we currently forecast or there are other changes to our business plan, we will need to arrange for additional financing within the next twelve months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results, the stage of development of our products and the amount of our existing debt, as well as the other factors described below, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

Our current forecast assumes product sales during fiscal 2005 from our N-Charge(TM) Power System, which are subject to seasonal fluctuations, of between $2.0 million and $3.5 million per quarter, and increasing revenues from shipments of our large-format products. We also anticipate further cash benefits from continued reductions in our operating expenses and manufacturing costs, offset by increases to capital expenditures associated with our establishment of manufacturing and development operations in China.

Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals and other adverse developments. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C stock in December 2004 and demand for repayment of a portion or all of our existing grants, which could have negative impact on our available liquidity sources prior to the end of fiscal 2005.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $445.7 million as of September 30, 2004. We had negative working capital of $1.7 million as of September 30, 2004, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We may continue to incur operating losses and negative cash flows during fiscal 2005. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss of $15.9 million in the six months ended September 30, 2004, a net loss of $55.0 million for the fiscal year ended March 31, 2004 and a net loss of $37.9 million for the fiscal year ended March 31, 2003. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

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

We now have and will continue to have a significant amount of indebtedness and other obligations. As of September 30, 2004, we had approximately $62 million of total consolidated indebtedness and other obligations. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

OUR PLANNED RELOCATION OF MANUFACTURING AND DEVELOPMENT OPERATIONS TO CHINA IS A COMPLEX PROCESS THAT MAY DIVERT MANAGEMENT ATTENTION, LEAD TO DISRUPTIONS IN OPERATIONS AND DELAY IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We are relocating our manufacturing and development operations to China, which is a time-consuming and complicated process. The relocation will require physically moving and setting up operations as well as ensuring that we have adequate staffing, including administrative and executive personnel. Some of our employees may not wish to relocate and we will have to find suitable employees in China. If the labor pool does not have adequate resources, we may have to train personnel to perform necessary functions for our manufacturing and development operations. While we intend to implement a plan to relocate our manufacturing and development operations that will minimize disruption, our failure to do so could result in service disruptions that would negatively affect our business and could reduce our revenue and result in customer dissatisfaction. Furthermore, planning for the relocation is also expected to divert the attention of our key management personnel. We cannot assure you that key management will not be distracted by planning for our relocation. We also cannot assure you that we will be able to complete the relocation efficiently or effectively, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the relocation. Additionally, some of our key employees, including executives, may choose not to remain employed with us after the relocation. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

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

INTERNATIONAL POLITICAL EVENTS AND THE THREAT OF ONGOING TERRORIST ACTIVITIES COULD INTERRUPT MANUFACTURING OF OUR BATTERIES AND PRODUCTS AT OUR OEM FACILITIES, AND CAUSE US TO LOSE SALES AND MARKETING OPPORTUNITIES.

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan, and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt our manufacturing of batteries and products at our OEM facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing the overall economy, such as the telecommunications, industrial, and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales, and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and establishing manufacturing and development operations in our wholly-owned subsidiaries in China. We currently manufacture our batteries and assemble our products in China and Taiwan. We intend to transition additional operations to Asia over the course of fiscal 2005. We have ceased production in our Northern Ireland manufacturing facility and are attempting to sell the facility. As a consequence, we are dependent on the performance of our manufacturing partners to manufacture and deliver our products to our customers. If any of our manufacturing partners is unable to continue to manufacture products in commercial quantities on a timely and efficient basis, we could lose customers and adversely impact our ability to attract future customers.

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

We manufacture and export our products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the U.S. Senate voted to permanently normalize trade with China, which provides a favorable category of U.S. import duties. In addition, on December 11, 2001 China was accepted into the World Trade Organization (WTO), a global international organization that regulates international trade. As a result of opposition to certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations, or NTR, status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the Unites States of other trade policies adverse to China could have an adverse effect on our business.

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

As of October 29, 2004, our officers, directors and their affiliates as a group beneficially owned approximately 40.7% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 37.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On October 29, 2004, the closing price of our common stock was $3.22. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 80,906,536 shares of common stock as of September 30, 2004. In addition, at September 30, 2004, we had 12,135,740 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to an additional 2,025,882 shares of our common stock (based on a conversion price of $4.25) and up to 352,900 shares upon exercise of the related warrant issued on June 2, 2003.

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

OUR BUSINESS IS SUBJECT TO CHANGING REGULATION RELATING TO CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT HAS INCREASED BOTH OUR COSTS AND THE RISK OF NONCOMPLIANCE.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Commission, and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably
Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating and cost reduction activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our registered independent public accounting firm's audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our registered independent public accounting firm to provide its audit opinion as of March 31, 2005 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we cannot assure you that these efforts will be completed on a timely and successful basis.

Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

In the event that our Chief Executive Officer, Vice President of Finance, or registered independent public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse impact in investor perceptions and a decline in the market price of our stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at September 30, 2004. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

     We have long-term debt in the form of two building mortgages, which bear interest at adjustable rates based on the Bank of England base rate plus 1.5% and 1.75% (5.05% and 4.95%, respectively, at September 30, 2004). Each 0.25% increase in interest would increase our annual interest expense by approximately $16,000 for these loans. We also have long-term debt in the form of two loans, which mature in September 2006, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lender's borrowing rate (9% at September 30, 2004) and the second loan has a fixed interest rate of 8%. Each 0.25% increase in interest on the adjustable-rate loan would increase our annual interest expense by approximately $37,000. The table below presents principal amounts by fiscal year for our long-term debt.

                        2005        2006        2007        2008        2009      THEREAFTER    TOTAL
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                 (dollars in thousands)
Liabilities:

Fixed rate debt:        $     -           -      20,000           -           -           -     $20,000
Variable rate debt      $ 5,864           -      14,950           -           -           -     $20,814



     Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the second quarter of fiscal 2005. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and litigation in the normal course of business. Any contingent liabilities are recorded on a gross basis if probable and estimable. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our condensed consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, other than as previously reported in Current Reports on Form 8-K filed by us with the Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Equity Line of Credit between Carl Berg and Valence Technology, Inc., dated June 11, 2004.

31.1 Rule 13a-14/15d-14(a) Certifications

32.1 Section 1350 Certifications

(b)  Reports on Form 8-K:

Current Report on Form 8-K, filed July 30, 2004, under Item 5, disclosing that, on July 27, 2004, we sold 728,332 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises, LLC).

Current Report on Form 8-K, filed August 5, 2004, under Items 7 and 12, attaching our press release issued on August 5, 2004, regarding the financial results for the first quarter ended June 30, 2004.

Current Report on Form 8-K, filed August 19, 2004, under Item 5, disclosing that, our board of directors appointed Dr. Vassilis G. Keramidas to the Board of Directors effective August 17, 2004.

Current Report on Form 8-K, filed September 3, 2004, under Item 3.02, disclosing that, on September 1, 2004, we sold 1,050,420 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises, LLC).

Current Report on Form 8-K, filed September 29, 2004, under Items 8.01 and 9.01, disclosing that we obtained NEBS battery certification for telecommunications and utility markets.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                             VALENCE TECHNOLOGY, INC.




Date: November 9, 2004                       By:   /s/ Stephan B. Godevais
                                                   --------------------------------------
                                                   Stephan B. Godevais
                                                   President, Chief Executive Officer
                                                   and Chairman of the Board (Principal
                                                   Executive Officer)


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



EXHIBIT INDEX

EXHIBIT NO.

10.1 Equity Line of Credit between Carl Berg and Valence Technology, Inc., dated June 11, 2004.
31.1      Rule 13a-14/15d-14(a) Certifications
32.1      Section 1350 Certifications