Form 10-Q
period 2004-12-31
VALENCE TECHNOLOGY INC
filed 2005-02-09
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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

                                    Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.001 par value                        84,941,457
------------------------------------         ---------------------------------
               (Class)                       (Outstanding at February 1, 2005)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2004


                                      INDEX
                                                                                                PAGES

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           December 31, 2004 and March 31, 2004..................................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each the Three- and Nine-
           Month Periods Ended December 31, 2004 and December 31, 2003...........................4

           Condensed Consolidated Statements of Cash Flows for Each of the Nine-
           Month Periods Ended December 31, 2004 and December 31, 2003...........................5

           Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Twelve-Month
           Period Ended March 31, 2004 and the Nine-Month Period Ended December 31, 2004.........6

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


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................................41

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................41

  Item 3.  Defaults upon Senior Securities......................................................41

  Item 4.  Submission of Matters to a Vote of Security Holders..................................41

  Item 5.  Other Information....................................................................42

  Item 6.  Exhibits and Reports on Form 8-K.....................................................42

SIGNATURE  .....................................................................................43



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                                   December 31, 2004     March 31, 2004
                                                                   -----------------    -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                             $      5,337          $     2,692
Trade receivables, net of allowance of $139 and $98
as of December 31, 2004 and March 31, 2004                                    1,656                1,477
Inventory                                                                     5,295                3,318
Prepaid and other current assets                                              1,154                  837
                                                                   -----------------    -----------------
Total current assets                                                         13,442                8,324

Property, plant and equipment, net                                            1,752               12,218
Intellectual property, net                                                      428                  514
                                                                   -----------------    -----------------
 Total assets                                                          $     15,622          $    21,056
                                                                   =================    =================

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable                                                           $          -          $     2,068
Current portion of long-term debt                                                 -                  967
Accounts payable                                                              3,425                2,263
Accrued expenses                                                              6,831                4,527
Deferred revenue                                                              1,157                1,593
Grant payable - short term                                                      589                1,753
                                                                   -----------------    -----------------
Total current liabilities                                                    12,002               13,171

Grant payable - long term                                                         -                3,036
Long-term interest                                                           11,956                9,720
Long-term debt, less current portion                                              -                5,458
Long-term debt to stockholder                                                34,479               33,949
                                                                   -----------------    -----------------
Total liabilities                                                            58,437               65,334
                                                                   -----------------    -----------------


Minority interest in joint venture                                                -                4,484
                                                                   -----------------    -----------------

Redeemable convertible preferred stock, $0.001 par value,
 861 shares authorized, issued and outstanding at December 31, 2004,
 1,000 shares authorized, 861 shares issued and outstanding at
March 31, 2004, liquidation value $8,610                                      8,582                8,032
                                                                   -----------------    -----------------

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized;
 84,933,997 and 75,961,826  shares issues and outstanding, respectively          85                   76
Additional paid-in capital                                                  409,788              382,282
Deferred compensation                                                          (109)                (226)
Notes receivable from stockholder                                            (5,095)              (5,161)
Accumulated deficit                                                        (452,146)            (429,724)
Accumulated other comprehensive loss                                         (3,920)              (4,041)
                                                                   -----------------    -----------------
Total stockholders' deficit                                                 (51,397)             (56,794)
                                                                   -----------------    -----------------

 Total liabililities, preferred stock and stockholders' deficit         $    15,622          $    21,056
                                                                   =================    =================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                  Three Months Ended December 31,  Nine Months Ended December 31,
                                                  -------------------------------  -------------------------------
                                                      2004             2003             2004            2003
                                                  --------------   --------------  ---------------  --------------
Revenue:
Licensing and royalty revenue                        $       94        $      81       $      279       $     706
Battery and system sales                                  2,453            2,597            8,019           5,948
                                                  --------------   --------------  ---------------  --------------
Total revenues                                            2,547            2,678            8,298           6,654

Cost of sales:                                            4,305            4,526           11,858          12,424
                                                  --------------   --------------  ---------------  --------------
Gross profit (loss)                                      (1,758)          (1,848)          (3,560)         (5,770)

Operating expenses:
Research and product development                          1,962            2,411            5,597           6,302
Marketing                                                   859            1,218            3,146           3,474
General and administrative                                3,415            3,128            9,463           8,269
Depreciation and amortization                               154              286              713           1,844
(Gain) on sale of assets                                 (4,172)             (21)          (4,643)            (21)
Restructuring charge                                          -              926                -             926
Contract settlement charges, INI                            957                -              957           3,046
Contract settlement charges, other                          541                -              541               -
Asset impairment charge                                       -                -               87          13,660
                                                  --------------   --------------  ---------------  --------------
Total costs and expenses                                  3,716            7,948           15,861          37,500
                                                  --------------   --------------  ---------------  --------------

Operating loss                                           (5,474)          (9,796)         (19,421)        (43,270)

Minority interest in joint venture                            -                5                -               5
Cost of warrants                                              -             (181)               -            (181)
Interest and other income                                   114               99              265             264
Interest and other expense                               (1,064)          (1,027)          (3,135)         (3,052)
                                                  --------------   --------------  ---------------  --------------

Net loss                                                 (6,424)         (10,900)         (22,291)        (46,234)

Dividends on preferred stock                                 43               50              130             116
Preferred stock accretion                                   142              156              577             363
                                                  --------------   --------------  ---------------  --------------

Net loss available to common stockholders             $  (6,609)      $  (11,106)      $  (22,998)     $  (46,713)
                                                  ==============   ==============  ===============  ==============
Other comprehensive loss:
 Net loss                                             $  (6,424)      $  (10,900)      $  (22,291)     $  (46,234)
Change in foreign currency translation adjustments           90               67              121              61
                                                  --------------   --------------  ---------------  --------------
 Comprehensive loss                                   $  (6,334)      $  (10,833)      $  (22,170)     $  (46,173)
                                                  ==============   ==============  ===============  ==============

Net loss per share available to common stockholders   $   (0.08)      $    (0.15)      $    (0.29)     $    (0.65)
                                                  ==============   ==============  ===============  ==============

Shares used in computing net loss
per share available to common
stockholders, basic and diluted                          82,431           73,515           79,575          72,335
                                                  ==============   ==============  ===============  ==============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                      Nine Months Ended December 31,
                                                      --------------------------------
                                                           2004             2003
                                                      ---------------   --------------
Cash flows from operating activities:
 Net loss                                                  $ (22,291)       $ (46,234)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                    713            1,844
Asset impairment charge                                           87           13,660
Contract settlement expenses                                     957            3,046
Contract settlement payment to INI                            (3,243)               -
Gain on sale of property, plant & equipment                   (4,065)               -
Restructuring charge                                               -              926
Cost of warrants                                                   -              181
Accretion of debt discount and other                             530              521
Interest income on stockholder note receivable                  (235)              69
Deferred compensation expense                                   (154)             524
Changes in operating and other assets and liabilities:
Trade receivables                                               (179)            (107)
Other current assets                                            (337)             582
Inventory                                                     (1,977)            (429)
Accounts payable                                               1,155             (426)
Accrued expenses and long-term interest                        4,467            2,734
Deferred revenue                                                (435)           1,470
                                                      ---------------   --------------
Net cash used in operating activities                        (25,007)         (21,639)
                                                      ---------------   --------------

Cash flows from investing activities:
Effect of deconsolidation of joint venture                      (913)               -
Purchases of property, plant & equipment                        (755)          (1,765)
Proceeds from sale of property, plant & equipment, net         8,996            2,685
                                                      ---------------   --------------
Net cash used in investing activities                          7,328              920
                                                      ---------------   --------------

Cash flows from financing activities:
Payment of long-term debt                                     (6,741)            (623)
Dividends paid                                                  (130)             (66)
Interest received on stockholder note receivable                 301                -
Proceeds from issuance of preferred stock,
net of issuance costs                                              -            9,416
Cost of exchange of preferred stock                              (28)               -
Proceeds from stock option exercises                             443              180
Proceeds from issuance of common stock,
net of issuance costs                                         26,005           12,533
                                                      ---------------   --------------
Net cash provided by financing activities                     19,850           21,440
                                                      ---------------   --------------
Effect of foreign exchange rates on cash
and cash equivalents                                             474              131
                                                      ---------------   --------------
Increase in cash and cash equivalents                          2,645              852
Cash and cash equivalents, beginning of period                 2,692            6,616
                                                      ---------------   --------------
 Cash and cash equivalents, end of period                  $   5,337        $   7,468
                                                      ===============   ==============

Supplemental Information:
Issuance of common stock to INI for grant payable          $   1,916        $       -




The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)
                                   (unaudited)



                                                                                 Notes                    Accumulated
                                                      Additional               Receivable                    Other
                                  Common Stock          Paid-in     Deferred      from      Accumulated   Comprehensive
                                     Shares    Amount   Capital   Compensation Stockholder    Deficit         Loss        Totals
                                  ---------  -------- ------------  ----------------------  ------------  ----------  -----------
Balances, March 31, 2003            71,723      $ 72    $ 366,518     $ (181)    $ (5,161)   $ (374,604)#  $ (4,162)   $ (17,518)
Sale of stock to private investors   3,664         4       12,991                                                         12,995
Exercise of stock options              247                    416                                                            416
Conversion of preferred stock          327                  1,391                                    (1)                   1,390
Modification of stock option                                  738       (738)                                                  -
Stock compensation                                             36        693                                                 729
Interest receivable from stockholder                                                 (277)                                  (277)
Payment of accrued interest on note
receivable from stockholder                                                           277                                    277
Dividends on preferred stock                                                                       (162)                    (162)
Issuance of common stock warrants                           1,132                                                          1,132
Accretion of warrants                                        (940)                                                          (940)
Net loss                                                                                        (54,957)                 (54,957)
Change in translation adjustment                                                                                121          121
                                  ---------  -------- ------------  ---------  -----------  ------------  ----------  -----------
Balances, March 31, 2004            75,961      $ 76    $ 382,282     $ (226)    $ (5,161)   $ (429,724)   $ (4,041)   $ (56,794)
                                  ---------  -------- ------------  ---------  -----------  ------------  ----------  -----------
Sale of stock to private investors   8,206      $  8    $  25,997                                                       $ 26,005
Issuance of stock to INI               539         1        1,915                                                          1,916
Exercise of stock options              227                    443                                                            443
Modification of stock option                                 (415)       415                                                   -
Stock compensation                                            144       (298)                                               (154)
Interest receivable from stockholder                                                 (235)                                  (235)
Payment of accrued interest on note
receivable from stockholder                                                           301                                    301
Dividends on preferred stock                                                                       (130)                    (130)
Accretion of warrants                                        (578)                                                          (578)
Net loss                                                                                        (22,291)                 (22,291)
Change in translation adjustment                                                                                121          121
                                  ---------  -------- ------------  ---------  -----------  ------------  ----------  -----------
Balances, December 31, 2004         84,933      $ 85    $ 409,788     $ (109)    $ (5,095)   $ (452,146)#  $ (3,920)   $ (51,397)
                                  =========  ======== ============  =========  ===========  ============  ==========  ===========






The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2004, its consolidated results of operations for each of the three- and nine-month periods ended December 31, 2004 and December 31, 2003, and the consolidated cash flows for each of the nine- month periods ended December 31, 2004 and December 31, 2003. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2004. The results for the three- and nine-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. The year-end condensed consolidated balance sheet data as of March 31, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

     In February 2002, the Company unveiled its Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. The Company believes that by incorporating a phosphate-based cathode material, its Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies. The Company believes that the safety characteristics of Saphion(R) technology will enable it to be designed into a wide variety of products in both existing lithium-ion markets, but primarily in markets not served by current lithium-ion solutions. These markets and products include, among others, electric vehicles, personal transport (e-bikes, wheelchairs, scooters), backup power systems for the telecom and utility industry and home appliances.

     The Company's business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its newly-formed Wholly Foreign-Owned Enterprises ("WFOE") in China. These WFOE's are expected to start operations by the end of fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(TM) Power System, and through products designed by others. In addition, the Company will seek to expand the fields of use of its Saphion(R) technology through the licensing of its intellectual property related to its battery chemistries and manufacturing processes.

3.   LIQUIDITY AND CAPITAL RESOURCES:

     At December 31, 2004, the Company's principal sources of liquidity were cash and cash equivalents of $5.3 million and $12 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. The commitment allows the Company to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. This commitment can be reduced by Mr. Berg by the amount of net proceeds received by the Company from the sale of building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. Since June 2004, the Company has received net proceeds from these transactions in an aggregate amount equal to $10.6 million. As of the date hereof, Mr. Berg has not requested that his commitment be reduced by this amount.

     At December 31, 2004, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following June 15, 2005 and September 15, 2005). If the shares are not converted by the holder thereof prior to their dates for redemption, the Company will need to renegotiate the terms of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock or arrange financing to fund the redemption. The Company may not be able to renegotiate the terms or raise additional financing on terms that would be favorable to the Company or at all.

     On December 21, 2004, the Company reached an agreement with Invest Northern Ireland, or INI, formerly the Northern Ireland Industrial Development Board, or IDB, to settle all outstanding liabilities pursuant to the 1993 letter of offer and other related agreements. At December 31, 2004, there was a remaining outstanding cash obligation under the settlement agreement of (pound)307,000 ($589,000), which has been subsequently funded with proceeds from equipment sales.

     Currently, the Company does not have sufficient sales and gross profit to generate the cash flows required to meet the Company's operating and capital needs, and fund the redemption of the Company's Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock. Therefore, the Company depends upon its ability to periodically arrange for additional equity or debt financing to meet its liquidity requirements. Unless the Company's product sales are greater than management currently forecasts or there are other changes to the Company's business plan, the Company will need to arrange for additional financing within the next 12 months to fund its operating and capital needs. This financing could take the form of debt or equity. Given the Company's historical operating results, the stage of development of its products and the amount or its existing debt, as well as the other factors described under the section titled "Risk Factors," the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

     The Company's cash requirements may vary materially from those now planned because of changes in the Company's operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company's product development goals, and other adverse developments. In addition, the Company is subject to contingent obligations, including the possible redemption of its outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock in December 2005, which could have a negative impact on the Company's available liquidity sources during the next 12 months.

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

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the third quarter and the first nine months of fiscal 2005 and 2004 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):

                                                   Three Months Ended         Nine Months Ended
                                                      December 31                 December 31
                                                --------------------------   --------------------
                                                    2004         2003          2004      2003
                                                --------------------------   --------------------
Net loss available to common stockholders
 - as reported                                      $ (6,609)   $ (11,106)   $ (22,998)$ (46,713)
Add: stock-based compensation expense                 (1,024)        (461)      (3,071)   (1,382)
                                                --------------------------   --------------------
Net loss available to common stockholders
- pro forma                                           (7,633)     (11,567)     (26,069)  (48,095)
Net loss available to common stockholders per share
 - as reported                                         (0.08)       (0.15)       (0.29)    (0.65)
Net loss available to common stockholders,
 basic and diluted, pro forma                          (0.09)       (0.17)       (0.33)    (0.70)



     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first nine months of fiscal 2005 and 2004:

                                     2005       2004
                                 -----------------------
          Risk-free interest rate   3.62%       2.46%
          Expected life           5.00 years  5.00 years
          Volatility               103.14%     109.82%
          Dividend yield              -            -


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

     NET LOSS PER SHARE:

     Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three- and nine-month periods ended December 31, 2004 and 2003 were as follows:


                                                     Three and Nine Months Ended
                                                             December 31,
                                                        2004          2003
                                                     -----------   ------------
Shares reserved for conversion of Series C preferred
 stock                                                2,152,500      2,353,000
Common stock options                                  9,698,000      8,636,000
Warrants to purchase common stock                     1,896,000      2,375,000
                                                     -----------   ------------
Total                                                13,746,500     13,364,000
                                                     ===========   ============

5.   FINANCING:

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

     On November 30, 2004, the Company entered into a securities purchase agreement and subsequently raised $7.5 million (net proceeds of $7.0 million) through the private placement of common stock. The Company sold 2,475,248 shares of its common stock under the agreement pursuant to a registration statement filed with the Securities and Exchange Commission on August 20, 2001.

     On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all of the outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. Under the terms of the Company's new Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, the preferred stock is convertible into common stock at $4.00 per share, carry a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and mature on December 15, 2005. The new series of preferred stock are identical in all respects except that the holder of the Series C-2 Convertible Preferred Stock will have the right to require the Company to redeem the Series C-2 Convertible Preferred Stock at any time during the 30 days following June 15, 2005 and September 15, 2005. The Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share.

6.   INVENTORY:

     Inventory consisted of the following (in thousands) at:

                   December 31, 2004   March 31, 2004
                   ----------------  -----------------

Raw materials       $     306            $   317
Work in process         1,982              1,330
Finished goods          3,007              1,671
                   ----------------  -----------------
                    $   5,295            $ 3,318
                   ================  =================


7.   PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant, and equipment, net of accumulated depreciation and impairment consisted of the following (in thousands) at:


                                      December 31, 2004    March 31, 2004
                                     -----------------    ----------------

Building and land                        $         -         $     15,726
Leasehold improvements                            78                   50
Machinery and equipment                       12,384               13,609
Office and computer equipment                  1,287                  960
Construction in progress                           -                2,490
                                     -----------------    ----------------
Total cost                                    13,749               32,835
Less: accumulated depreciation                (6,744)             (15,451)
Less: impairment                              (5,253)              (5,166)
                                     -----------------    ----------------
Total cost, net of depreciation          $     1,752               12,218
                                     =================    ================

     On August 13, 2003, the Company announced successful qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. Additionally, the Company announced its plans to transition manufacturing from its Northern Ireland facility to China and other low-cost geographic regions. As of December 31, 2003, the Company had completed the transition of manufacturing to ATL and other manufacturers, and all production at the Northern Ireland facility had ceased. Following the cessation of production operations in the Northern Ireland facility, during the first half of fiscal 2005, the Company was engaged in preparing the Northern Ireland facility for sale. On December 22, 2004, the Company completed the sale of its Northern Ireland facility. The facility was sold for $9.171 million ((pound)5.0 million) and the proceeds were used to pay off the two outstanding mortgages held on the facility for $6.2 million, closing and clean-up costs of $479,000, and $2.9 million of a portion of the Company's obligations under a contract settlement agreement. (See Note 11, Settlement Agreement). As of the closing date of the transaction, the cost of the land and building was $12.596 million and the accumulated depreciation on the building was $7.665 million, for a net cost of $4.931 million. Transaction costs of the asset sale were $175,000; therefore the Company recorded a gain on the sale of the facility in the amount of $4.065 million during the third quarter.


8.   INTELLECTUAL PROPERTY:

     Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over the remaining five years of its useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                                  December 31, 2004     March 31, 2004
                                                  -----------------   -----------------
Intellectual property before impairment                   $ 13,602            $ 13,602
Less: accumulated amortization                              (4,680)             (4,594)
Less: Impairment                                            (8,494)             (8,494)
                                                  -----------------   -----------------
Intellectual property, net                                $    428            $    514
                                                  =================   =================




     Amortization expense for each of the three-month periods ended December 31, 2004 and 2003 was approximately $29,000. Amortization expense for the nine-month periods ended December 31, 2004 and 2003 was $86,000 and $754,000, respectively. Amortization expense on intellectual property at December 31, 2004 will be $29,000 for the remaining three months of fiscal 2005 and will be $114,000 in fiscal years 2006 through 2008, and $58,000 for fiscal 2009.

9.   DEBT TO STOCKHOLDER:


     (in thousands)              December 31, 2004    March 31, 2004
                                 -----------------    --------------
     2001 Loan balance                    $20,000           $20,000
     1998 Loan balance                     14,950            14,950
     Unaccreted debt discount                (471)           (1,001)
                                 -----------------    --------------
     Balance                              $34,479           $33,949
                                 =================    ==============

     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On October 21, 2004 Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2005 to September 30, 2006. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of December 31, 2004, accrued interest on the loan totaled $4.686 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrant was exercisable beginning on the date it was issued and will expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through December 31, 2004, a total of approximately $2.297 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three-month periods ended December 30, 2004 and 2003 was $409,000. Interest expense for each of the nine-month periods ended December 31, 2004 and 2003 was $1.222 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of December 31, 2004, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at December 31, 2004). On October 21, 2004, the parties agreed to extend the loan's maturity date from September 30, 2005 to September 30, 2006. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of December 31, 2004, accrued interest on the loan totaled $7.114 million, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants expired on June 16, 2004. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of December 31, 2004, a total of $2.159 million had been accreted. The amount charged to interest expense for each of the three-month periods ended December 31, 2004 and 2003 was $339,000. Interest expense for each of the nine-month periods ended December 31, 2004 and 2003 was $1.013 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

10.  COMMITMENTS AND CONTINGENCIES:

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its K-Charge(TM) Power Systems and its U-Charge(TM) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's direct N-Charge(TM) Power System sales. The total warranty liability as of December 31, 2004 is $1.445 million.

     Product warranty liabilities for the nine-month period ended December 31, 2004 and the year ended March 31, 2004 are as follows (in thousands):


                      December 31, 2004  March 31, 2004
                     -----------------  -----------------

Beginning balance       $    490           $     123
Less: claims                (588)               (445)
Less: returns                (26)                (34)
Plus: accruals             1,569                 846
                     ------------------------------------
Ending balance          $  1,445           $     490
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

11.  SETTLEMENT AGREEMENT:

     Since 1994, pursuant to a letter of offer, the Company received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, the Company and INI entered into a settlement agreement pursuant to which INI agreed to release the Company of all outstanding claims and other obligations owing to INI in connection with grants previously provided to the Company. Under the terms of the settlement agreement the Company agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. On December 6, 2004, the Company funded an initial payment of (pound)150,000 and used the net proceeds from the sale of the Company's Northern Ireland manufacturing facility to fund an additional (pound)1.54 million. The Company expects to utilize net proceeds from equipment sales to fund the remaining (pound)307,000 ($589,000) related to the cash portion of the settlement, which is required to be paid within six months from the date of the agreement. In addition, in order to fund the (pound)1 million common stock payment the Company issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement, the Company recorded an additional charge of $957,000 during the third quarter.

12.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all of the outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. Under the terms of the Company's new Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, the preferred stock is convertible into common stock at $4.00 per share, carry a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and mature on December 15, 2005. The new series of preferred stock are identical in all respects except that the holder of the Series C-2 Convertible Preferred Stock will have the right to require the Company to redeem the Series C-2 Convertible Preferred Stock at any time during the 30 days following June 15, 2005 and September 15, 2005. The Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share.

     In connection with the issue of the initial issuance of the Series C Convertible Preferred Stock, the Company issued to the Series C Convertible Preferred Stock holder a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8.6 million was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ending December 2, 2004.

13.  RELATED PARTY TRANSACTIONS:

     In June 2004, Mr. Carl Berg, a director and stockholder in the Company, agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment will come in the form of an equity line of credit and will allow the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of December 31, 2004, the Company has drawn down $8 million of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

     On January 1, 1998, the Company granted Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, the Company granted Mr. Dawson an option to purchase

     660,494 shares pursuant to the Company's 1990 Plan, and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of December 31, 2004, amounts of $3.520 million and $1.599 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2004.

14.  SEGMENT AND GEOGRAPHIC INFORMATION:

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

     Long lived asset information by geographic area at December 31, 2004 and March 31, 2004 is as follows (in thousands):

                           December 31, 2004    March 31, 2004
                           -----------------   ----------------
          United States         $     1,201        $     1,656
          International                 979             11,076
                           -----------------   ----------------
          Total                 $     2,180        $    12,732
                           =================   ================


     Revenues by geographic area for the three- and nine-month periods ended December 31, 2004 and 2003 are as follows (in thousands):


                  Three Months Ended December 31,      Nine Months Ended December 31,
                  ---------------------------------    --------------------------------
                       2004             2003                2004             2003
                  ---------------- ----------------    ---------------  ---------------
United States              $2,272           $2,115             $7,510           $4,932
International                 275              563                788            1,722
                  ---------------- ----------------    ---------------  ---------------
Total                      $2,547           $2,678             $8,298           $6,654
                  ================ ================    ===============  ===============




15.  JOINT VENTURE:

     On July 9, 2003, Baoding Fengfan - Valence Battery Company, a joint venture between the Company and Fengfan Group, Ltd. ("Fengfan") was formed as a corporation in China. The purpose of the joint venture was to provide low-cost manufacturing of the Company's Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, the Company was to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of the Company's 51% ownership of the joint venture, its right to name the majority of the joint venture's board of directors, and its right to name the Chief Executive Officer, as of March 31, 2004, the Company's consolidated financial statements included the consolidation of the balance sheet, results of operations, and cash flows of the joint venture.

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

     On November 17, 2004, the Company, Baoding Fengfan Group Limited Liability Company, Ltd. ("Fengfan") and Baoding Fengfan - Valence Battery Company, Ltd. (the "JV Company") entered into a settlement agreement (the "JV Settlement Agreement"). Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. The Company agreed to make compensation payments to the JV Company and to Fengfan totaling $224,417 and to make equipment purchases from the JV Company totaling $275,583. To date the Company has made compensation payments of $22,442 and payments to purchase equipment totaling $76,302. The Company recorded a contract settlement charge of $224,417 for the compensation payments and will capitalize equipment purchases as the payments are made.

16.  IMPAIRMENT CHARGE:

     An impairment charge of approximately $13.7 million was recorded during the fiscal quarter ended September 30, 2003. The charge was recorded pursuant to FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. During the second quarter of fiscal 2004, the Company completed qualification of its OEM manufacturer in China, Amperex Technology Limited (ATL), for Saphion(R) products. In addition, the
     Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. The Company has transitioned all manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions as of December 31, 2003. The Northern Ireland facility has ceased manufacturing operations as of the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.

     An impairment charge of $87,000 was recorded during the fiscal quarter ended September 30, 2004 pursuant to FASB Statement No. 144, OAccounting for Impairment or Disposal of Long-Lived Assets.O As a result of the Company's decision to relocate manufacturing operations from its leased Henderson, Nevada facility to a newly-formed subsidiary in Suzhou, China, equipment and fixtures in the Nevada facility will not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as the company estimates that there will be no future cash flows from these assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC., TO WHICH WE REFER IN THIS REPORT AS VALENCE, WE, OR US, OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS, (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (E) OUR BUSINESS AND GROWTH STRATEGIES. YOU ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH WE REFER IN THIS REPORT AS THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. THE RESULTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2005.

OVERVIEW

     We have commercialized the first phosphate-based lithium-ion technology and have brought to market several products utilizing this technology. Our mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of our latest battery technology, Saphion(R), the extensive experience of our management team and the significant market opportunity available to us. The introduction of lithium-ion technology to the market was the result of consumer demand for high-energy, small battery solutions to power portable electronic devices. The battery industry, consequently, focused on high-energy solutions at the expense of safety. Additionally, because of safety concerns, lithium-ion technology has been limited in adoption to small-format applications, such as notebook computers, cell phones and personal digital assistant devices. Our Saphion(R) technology, a phosphate-based cathode material, addresses the need for a safe lithium-ion solution, especially in large-format applications.

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

     Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, and internal manufacturing efforts through our newly-formed Wholly Foreign-Owned Enterprises (WFOE's) in China. We expect that these WFOE's will start operations by the end of fiscal 2005. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and customers' products in both the large-format and small-format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

     To date, we have achieved the following successes in implementing our business plan:

o    Proven the feasibility of our technology;

o Launched new Saphion(R) technology-based products, including our N-Charge(TM) Power System family and our K-Charge(TM) Power System, which meet market needs of a large customer base; and introduced our U-Charge(TM) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

o Established relationships with top tier customers across many of the target markets for our products, while continuing to build our brand awareness in multiple channels;

o Closed and sold our high-cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low-cost, quality production;

o Signed an agreement granting Tyco Electronics Power Systems, Inc. the exclusive right to resell our K-Charge(TM) Power System to its telecommunications and utility customers for a period of three years. The K-Charge(TM) Power System will be privately labeled and marketed by Tyco Electronics under its ELiTE RK brand. The agreement is conditioned on the product meeting performance criteria and on Tyco Electronics achieving specific quarterly volume requirements. Since execution of this agreement, our K-Charge(TM) product achieved NEBS level three certification which resulted in the first order from Tyco Electronics for field trials. Tyco Electronics will provide sales, marketing, technical assistance and customer support;

o Signed an agreement granting GF Health Products, Inc. (Graham-Field), a manufacturer and distributor of healthcare products, the exclusive right to resell our U-Charge(TM) Power System in the power wheelchair and medical scooter market in the United States and its territories for three years. Additionally, under the agreement Graham-Field will provide sales and marketing, technical assistance and customer support functions;

o Announced a joint technology development program with Segway LLC to develop long-range battery packs using our Saphion(R) technology for Segway's human transporter product;

o Announced that Circuit City Stores, Inc. will roll out our second generation N-Charge(TM) Power System in all Circuit City locations;

o Announced an order by UQM Technologies, Inc. for our U-Charge(TM) Power System for U.S. Air Force electric truck applications; and

o Established two WFOE's in China to serve as our powder production and assembly facilities. In addition, Joseph Lamoreux, our Chief Operating Officer, accepted a temporary assignment to China to manage our China-based operations.

     Our financial results for the three- and nine- month periods ended December 31, 2004 were consistent with our expected progress in our business. Third quarter of fiscal 2005 revenue was in line with our expectations at $2.55 million, a decrease of 4.9% from the third quarter of fiscal year 2004 of $2.68 million and a decrease of 12.6% from the second quarter of the fiscal 2005 of $2.91 million. Revenue for the nine-month period ended December 31, 2004 grew by 24.7% over the same period of fiscal 2004. Gross margin was (69%) for both the third quarters for fiscal 2005 and 2004. For the nine-month period ended December 31, 2004, negative gross margin improved to (43%) from (87%) in the same period of fiscal 2004. Third quarter fiscal 2005 margins were worse than margins in the second quarter of fiscal 2005 because of a higher percentage of lower margin retail sales and higher production costs associated with initial lower production volumes for our newly launched U-Charge(TM) family of products. During the second and third quarters of fiscal 2005, we continued our efforts to transition our manufacturing and other operations to China through the establishment of two wholly-owned subsidiaries in Suzhou, China. To support the transition to China and help manage potential delays in product transitions and receiving customer purchase orders, we have received an additional $20 million backup equity funding commitment, which can be increased in certain circumstances, from Carl Berg, a director and principal stockholder, to cover our fiscal 2005 cash requirements. As of December 31, 2004, $8 million had been drawn down and $12 million remained under the equity commitment. This commitment can be reduced if funds to support operational needs are received from the sale of our Northern Ireland facility and equipment or from other funding transactions. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

     Our business headquarters are located in Austin, Texas, our research and development centers are in Henderson, Nevada and Oxford, England, and our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland and our manufacturing and product development centers are in Suzhou and Shanghai, China.


BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, and exit costs. Our accounting policies are described in the Notes to Condensed Consolidated Financial Statements, Note 4, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates:

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

EXIT COSTS: We incurred exit costs associated with the closure of our Northern Ireland manufacturing facility. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recognize liabilities for costs associated with exit or disposal activities at fair value in the period during which the liability is incurred. We estimate the liabilities related to exit or disposal activities including lease termination costs, compensation of staff, inventory obsolescence, costs to prepare assets for disposal or sale, and other one-time expenses based upon our analysis of individual transaction circumstances, agreements and commitments. Some agreements may be revised, or actual results may be different from costs reasonably estimated at the incurrence of the liability. In these cases, additional costs or reduced costs are recorded in the period incurred, and differences are disclosed in the footnotes to condensed consolidated financial statements. Costs associated with exit or disposal activities are included in restructuring charges.

SETTLEMENT AGREEMENT. Since 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, we entered into a settlement agreement with INI pursuant to which INI agreed to release us of all outstanding claims and other obligations owing to INI in connection with grants previously provided. Under the terms of the settlement agreement we agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. On December 6, 2004, we funded an initial payment of (pound)150,000 and used the net proceeds from the sale of our Northern Ireland manufacturing facility to fund an additional (pound)1.54 million. We have subsequently funded the remaining (pound)307,000 ($589,000) related to the cash portion of the settlement from the net proceeds from equipment sales. In addition, in order to fund the (pound)1 million common stock payment we issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement we recorded an additional charge of $957,000 during the third quarter. See Notes to Condensed Consolidated Financial Statements, Note 11, Settlement Agreement.

JOINT VENTURE. On July 9, 2003, Baoding Fengfan - Valence Battery Company, a joint venture between us and Fengfan Group, Ltd., or Fengfan, was formed as a corporation in China. The purpose of the joint venture was to provide low-cost manufacturing of our Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, we were to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of our 51% ownership of the joint venture, right to name the majority of the joint venture's board of directors and right to name the Chief Executive Officer as of March 31, 2004, our consolidated financial statements included the consolidation of the balance sheet, results of operations and cash flows of the joint venture.

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

On November 17, 2004, we entered into a settlement agreement, or the JV Settlement Agreement, with Baoding Fengfan Group Limited Liability Company, Ltd., or Fengfan, and Baoding Fengfan - Valence Battery Company, Ltd., or the
JV Company. Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. We agreed to make compensation payments to the JV Company and to Fengfan totaling $224,417 and to make equipment purchases from the JV Company totaling $275,583. To date we have made compensation payments of $22,442 and payments to purchase equipment totaling $76,302. We recorded a contract settlement charge of $224,217 for the compensation payments and will capitalize equipment purchases as the payments are made.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three months and nine months ended December 31, 2004 and 2003 (the three months ended for each period may also be referred to as the third quarter of the respective fiscal year):

                                    Three Months Ended                      Nine Months Ended
                          ----------------------------------------  ------------------------------------------
                           December 31, 2004   December 31,2003      December 31, 2004     December 31,2003
                          ----------------------------------------  ------------------------------------------
(dollars in thousands)             % of Revenue        % of Revenue      % of Revenue         % of Revenue
Licensing and royalty
 revenue                  $     94         4%  $    81         3%   $     279         3%  $    706        11%
Battery and system sales     2,453        96%    2,597        97%       8,019        97%     5,948        89%
                          ----------------------------------------  ------------------------------------------
Total revenues               2,547       100%    2,678       100%       8,298       100%     6,654       100%
Gross profit (loss)         (1,758)      -69%   (1,848)      -69%      (3,560)      -43%    (5,770)      -87%
Operating expenses           3,716       146%    7,948       297%      15,861       191%    37,500       564%
Operating loss              (5,474)     -215%   (9,796)     -366%     (19,421)     -234%   (43,270)     -650%
                          ----------------------------------------  ------------------------------------------
Net loss                  $ (6,424)     -252% $ (10,900)    -407%   $ (22,291)     -269% $ (46,234)     -695%
                          ========================================  ==========================================




REVENUES AND GROSS MARGIN

BATTERY AND SYSTEM SALES: Battery and system sales decreased by $144,000, or 5.5%, to $2.453 million in the third quarter of fiscal 2005 from $2.597 million in the third quarter of fiscal 2004. Battery and system sales increased by $2.071 million, or 34.8%, to $8.019 million in the nine-month period ended December 31, 2004 from $5.948 million in the nine-month period ended December 31, 2003. The increase in battery and system sales was primarily the result of establishing and growing our retail and reseller channels for our N-Charge(TM) Power System product. In addition to our retail channels, during the nine-month period ended December 31, 2004, we expanded our sales efforts into the educational sector, in which we sold $130,000 for the third quarter of fiscal 2005 and $1.465 million in the nine-month period ended December 31, 2004. The decrease in the third quarter of 2005 from the same period in 2004 was the result of a price reduction of the N-Charge(TM) Power System through a rebate program in our retail channels. The rebate was offered to test the price elasticity of the product in an attempt to sell through more units. The lack of a significant increase in units sold proved that sales of the N-Charge(TM) Power System are related more to awareness than price. Product shipments to resellers that are subject to right of return and monies received for exclusivity or future obligations are recorded on the balance sheet as deferred revenue. We had $1,157,000 in deferred revenue on our balance sheet at December 31, 2004. The three- and nine-month results do not reflect material sales of our large-format products, which we currently expect to commence in the first quarter of fiscal 2006.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our technology. Fiscal third quarter 2005 licensing and royalty revenue of $94,000 was primarily from our license agreement with Amperex Technology Limited (ATL). For the nine-month period ended December 31, 2004, licensing and royalty revenue from the agreement with ATL was $278,000. During the first quarter of fiscal 2004, in addition to royalty payments, we received a license fee payment from ATL in the amount of $500,000. We expect our Saphion(R) power cell and second-generation Saphion(R) technology to begin commercialization by the end of fiscal 2005 or early fiscal 2006 and as a result we do not anticipate significant licensing revenues in fiscal 2005.

GROSS MARGIN (LOSS): Gross margin (loss) as a percentage of revenue was (69%) for the third quarter of fiscal 2005 and was (69%) in the third quarter of fiscal 2004. Gross margin (loss) was (43%) in the nine-month period ended December 31, 2004 and was (87%) in the nine-month period ended December 31, 2003. The primary reduction in cost of sales as a percentage of revenue was the result of ceasing manufacturing operations at our Northern Ireland factory. The cessation of manufacturing in Northern Ireland reduced cost of sales in the third quarter of fiscal 2005 by $1.223 million, an improvement of 48 percentage points of gross margin. The cessation of manufacturing in Northern Ireland reduced cost of sales in the first half of fiscal 2005 by $4.009 million, an improvement of 48 percentage points of gross margin. Offsetting the improvement in gross margin from the shutdown of the Northern Ireland facility was an increase in other manufacturing overhead, primarily related to increased manufacturing activity, of $225,000, or 9 percentage points of gross margin in the third quarter of fiscal 2005. Direct material and warranty costs were higher as a percentage of revenues in the third quarter of fiscal 2005 than in the third quarter of fiscal 2004 as a result of reduced selling prices, further offsetting the margin improvement from the Northern Ireland factory shut down. The decrease in license and royalty revenue of $425,000 in the first nine months of fiscal 2005 from the first nine months of fiscal 2004 decreased gross margin by 5 percentage points, while direct manufacturing cost decreases improved gross margin in the period by 1 percentage point. Although gross margin has improved, we maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing operating costs. We have successfully transitioned our battery manufacturing and N-Charge(TM) product assembly operations to contract manufacturers in Asia and intend to transition additional manufacturing and product development operations to our newly-established WFOE's in Suzhou, China during fiscal 2005. We expect cost of sales to continue to decrease as a percentage of sales as production volumes continue to increase, as we continue to implement our lower-cost manufacturing strategy, and as we launch higher-margin products.

OPERATING EXPENSES

The following table summarizes operating expenses for the three- and nine- month periods ended December 31, 2004 and 2003:

                             Three Months Ended December 31,         Nine Months Ended December 31,
                            -----------------------------------   -----------------------------------
(Dollars in thousands)                       Increase/                              Increase/
                              2004    2003   Decrease  %Change)     2004     2003   Decrease  %Change)
                            -----------------------------------   -----------------------------------
Research and product
 development                $ 1,962 $ 2,411   $ (449)     -19%    $ 5,597  $ 6,302    $ (705)   -11%
Marketing                       859   1,218     (359)     -29%      3,146    3,474      (328)    -9%
General and administrative    3,415   3,128      287        9%      9,463    8,269     1,194     14%
Depreciation and amortization   154     286     (132)     -46%        713    1,844    (1,131)   -61%
(Gain) on sale of assets     (4,172)    (21)  (4,151)   19767%     (4,643)     (21)   (4,622) 22010%
Restructuring charge              -     926     (926)    -100%          -      926      (926)  -100%
Contract settlement charges,
 INI                            957       -      957         -        957    3,046    (2,089)   -69%
Contract settlement charges,
 other                          541       -      541         -        541        -       541       -
Asset impairment charge           -       -        -         -         87   13,660   (13,573)   -99%
Total operating expenses    $ 3,716 $ 7,948 $ (4,232)     -53%    $15,861  $37,500  $(21,639)   -58%
Percentage of revenues          146%    297%                          191%     564%



During the third quarter of fiscal 2005, operating expenses were 146% of revenue and were 297% of revenue in the same quarter last year. The decrease is a result of our focus on expense reductions during the quarter offset by increases in general and administrative expenses related to compliance with the Sarbanes-Oxley Act of 2002 and our relocation of manufacturing and development operations to China, as well as by our gain on the sale of our Mallusk, Northern Ireland facility. For the nine-month period ended December 31, 2004, operating expenses were 191% of revenue and were 564% of revenue for the nine-month period ended December 31, 2003. The decrease in operating expenses as a percentage of revenue is the result of increased revenue and expense reductions in research and product development and marketing, offset by increases in general and administrative expenses. Additionally, the gain on the sale of our Northern Ireland facility and the final settlement with INI led to reduced operating expenses.

RESEARCH AND PRODUCT DEVELOPMENT: Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $449,000, or 19%, to $1.962 million in the third quarter of fiscal 2005 from $2.411 million in the third quarter of fiscal 2004. Research and product development expenses decreased by $705,000, or 11%, in the nine-month period ended December 31, 2004 to $5.97 million from $6.302 million for the nine-month period ended December 31, 2003. The decrease in research and development expenses is the result of cessation of process development work in our Northern Ireland facility, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

MARKETING: Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional efforts. Marketing expenses of $859,000 in the third quarter of fiscal 2005 were $359,000 lower than the comparable period of fiscal 2004. During the nine-month period ended December 31, 2004, marketing expenses of $3.146 million were $328,000 lower than the comparable period in fiscal 2004. The decrease in marketing expenses in the nine-month period ended December 31, 2004 over the comparable period in fiscal 2004 was the result of reduced spending for lead generation, consulting related to European market development, and reduced media advertising expenditures. We expect marketing expenses to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses of $3.415 million in the third quarter of fiscal 2005 increased by $287,000, or 9%, over general and administrative expenses of $3.128 million in the comparable period in fiscal 2004. General and administrative expenses increased by $1.194 million, or 14%, to $9.463 million in the nine-month period ended December 31, 2004 from $8.269 million in the nine-month period ended December 31, 2003. Increases in general and administrative expenses are caused by our ongoing relocation and establishment of manufacturing and development operations to China, increased costs of compliance with the Sarbanes-Oxley Act of 2002, and costs related to shutting down our Northern Ireland facility.

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

An impairment charge of $87,000 was recorded during the fiscal quarter ended September 30, 2004. As a result of our decision to relocate manufacturing operations from our leased Henderson, Nevada facility to a newly-formed subsidiary in Suzhou, China, equipment and fixtures in the Nevada facility will not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as we estimate that there will be no future cash flows from these assets.

CONTRACT SETTLEMENT CHARGES: During the third quarter of fiscal 2005, we recorded contract settlement charges totaling $1.498 million:


                                  Three Months Ended
     (in thousands)               December 31, 2004
                                  -----------------
     INI Settlement                      $     957
     Joint Venture                             224
     Supplier contract terminations            317
                                  -----------------
     Total                               $   1,498
                                  =================


Since 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our Mallusk, Northern Ireland manufacturing facility, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, we and INI entered into a settlement agreement pursuant to which INI agreed to release us of all outstanding claims and other obligations owing to INI in connection with grants previously provided to us. Under the terms of the settlement agreement we agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. On December 6, 2004, we funded an initial payment of (pound)150,000 and used the net proceeds from the sale of tour Northern Ireland manufacturing facility to fund an additional (pound)1.54 million. We expect to utilize net proceeds from equipment sales to fund the remaining (pound)307,000 ($589,000) related to the cash portion of the settlement, which is required to be paid within six months from the date of the agreement. In addition, in order to fund the (pound)1 million common stock payment, we issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement, we recorded an additional charge of $957,000 during the third quarter.

On November 17, 2004, we entered in to a settlement agreement with Baoding Fengfan Group Limited Liability Company, Ltd., or Fengfan and Baoding Fengfan - Valence Battery Company, Ltd., or the JV Company. Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. We agreed to make compensation payments to the JV Company and to Fengfan totaling approximately $224,000 and to make equipment purchases from the JV Company of approximately $276,000. To date we have made compensation payments of approximately $22,000 and payments to purchase equipment of approximately $76,000. We recorded a contract settlement charge of approximately $224,000 for the compensation payments and will capitalize equipment purchases as payments are made and equipment is placed into service.

During the third quarter of fiscal 2005, as a result of our relocating our core operations to China and selection of lower-cost suppliers, we terminated two supplier contracts related to producing product and manufacturing capital equipment. In settlement of these contracts, we expect to pay these suppliers termination fees which include the settlement expenses accrued in the third quarter of fiscal 2005 of approximately $317,000.

GAIN ON SALE OF ASSETS: Gain on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility was $4.172 million in the third quarter of fiscal 2005 and $4.643 million in the nine-month period ended December 31, 2004. The majority of the gain is related to the sales of our Northern Ireland facility completed on December 22, 2004. Additionally, we determined that the equipment was not required in our manufacturing and development operations in Suzhou, China, and was sold for fair value. See Notes to Condensed Consolidated Financial Statements, Note 7, Property, Plant and Equipment.

DEPRECIATION AND AMORTIZATION, AND INTEREST EXPENSE

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses were $154,000 and $286,000 in the third quarters of fiscal 2005 and 2004, respectively. Depreciation and amortization expenses were $713,000 and $1.844 million in the first nine-month periods ended December 31, 2004 and 2003, respectively. The decrease in depreciation resulted from the assets in our Northern Ireland facility being classified as held for sale and not depreciated during the third quarter of fiscal 2005, the impact of the impairment charges to intellectual property and property, plant, and equipment and the impact of the sale of our Henderson, Nevada facility.

INTEREST EXPENSE: Interest expense relates to mortgages on our Northern Ireland facility as well as interest on our long-term debt to stockholder. We completed the sale of our Northern Ireland facility and paid off the mortgages on December 22, 2004. Interest expense was $1.064 million and $1.027 million for the third quarters of fiscal 2005 and 2004, respectively, and was $3.135 million and $3.052 million for the nine-month periods ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     At December 31, 2004, our principal sources of liquidity were cash and cash equivalents of $5.3 million and $12 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. The commitment allows us to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. This commitment can be reduced by Mr. Berg by the amount of net proceeds received by us from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. Since June 2004, we have received net proceeds from these transactions in an aggregate amount equal to $10.6 million. As of the date hereof, Mr. Berg has not requested that his commitment be reduced by this amount.

     At December 31, 2004, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. Our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following June 15, 2005 and September 15, 2005). If the shares are not converted by the holder thereof prior to their dates for redemption, we will need to renegotiate the terms of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock or arrange financing to fund the redemption. We may not be able to renegotiate the terms or raise additional financing on terms that would be favorable to us or at all.

     On December 21, 2004, we reached an agreement with Invest Northern Ireland, or INI, formerly the Northern Ireland Industrial Development Board, or IDB, to settle all outstanding liabilities pursuant to the 1993 Letter of Offer and other related agreements. At December 31, 2004, there was a remaining outstanding cash obligation under the settlement agreement of (pound)307,000 ($589,000), which has been subsequently funded with proceeds from equipment sales.

     Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs, and fund the redemption of our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock. Therefore, we depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than we currently forecast or there are other changes to our business plan, we will need to arrange for additional financing within the next 12 months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results, the stage of development of our products and the amount or our existing debt, as well as the other factors described under the section titled "Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

     Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock in December 2005, which could have a negative impact on our available liquidity sources during the next 12 months.

The following table summarizes our statement of cash flows for the nine months ended December 31, 2004 and 2003:

                                          Nine Months Ended December 31,
                                          ----------------------------
(Dollars in thousands)                       2004             2003
                                          -----------      -----------
Net cash flows provided by (used in):
Operating activities                       $ (25,007)       $ (21,639)
Investing activities                           7,328              920
Financing activities                          19,850           21,440
Effect of foreign exchange rates                 474              131
                                          -----------      -----------
Net increase/(decrease) in cash and cash
 equivalents                               $   2,645        $     852
                                          ===========      ===========

     Our use of cash from operations the first nine months of fiscal 2005 and fiscal 2004 was $25.0 million and $21.6 million, respectively. The cash used for operating activities during the first nine months of our fiscal 2005 operating activities was primarily for operating losses and working capital. Cash used for operating loss in the first nine months of fiscal 2005 was higher than the comparable period in 2004 primarily from the impact of contract settlement agreements and increases in some of the operating expenses as described above in the section titled "Operating Expenses" offset by reductions in gross profit
(loss).

     In the first nine months of fiscal 2005, received net cash from investing activities of $7.3 million. The cash provided from investing activities during the first nine months of fiscal 2005 related primarily to the sale of our Northern Ireland facility as described in Notes to Condensed Consolidated Financial Statements, Note 7, Property, Plant, and Equipment, and offset by purchases of property, plant and equipment, primarily for enterprise software and manufacturing fixtures and our investment in our China subsidiaries. The effect of deconsolidation of our China joint venture, as described in Notes to Condensed Consolidated Financial Statements, Note 15, Joint Venture, was to reduce cash by $913,000, as the assets, liabilities, and operating results of the joint venture are no longer being consolidated into our financial statements.

     We obtained cash from financing activities of $19.9 million and $21.4 million during the first nine months of fiscal 2005 and 2004, respectively. The 2005 financing included $19 million from our Berg & Berg equity lines, net proceeds from the sale common stock to a third party institutional investor, and less cash used for the payoff of long-term debt related to the sale of our Northern Ireland facility.

    As a result of the above, we had a net increase in cash and cash equivalents of $2.6 million during the first nine months of fiscal 2005 and a net increase of $852,000 for the first nine months of fiscal 2004.

CAPITAL COMMITMENTS AND DEBT

     At December 31, 2004, we had commitments for capital expenditures for the next 12 months of approximately $175,000 relating to the continuing implementation of enterprise software and $305,000 for production equipment in our new manufacturing facility in China. We anticipate that we will incur additional capital expenses as we start up and expand our

China operations. We may require additional capital expenditures in order to meet greater demand levels for our products than currently are anticipated.

     Our cash obligations for short-term and long-term debt, gross of unaccreted discount, excluding the remaining portion of the settlement agreement with INI consisted of:

(Dollars in thousands)                             December 31, 2004
                                                   -----------------
1998 long-term debt to Berg & Berg                         $ 14,950
2001 long-term debt to Berg & Berg                           20,000
Interest on long-term debt                                   11,956
                                                   -----------------
Total long-term debt                                       $ 46,906
                                                   =================

     Repayment obligations of short-term and long-term debt principal are:


                            Fiscal year
                     ----------------------------------------------------------------------------------
(Dollars in thousands)   2005        2006        2007        2008        2009      Thereafter    Total
                     ----------  ----------  ----------  ----------  ----------  ------------ ---------
Principal repayment    $     -          -      34,950           -           -             -    $ 34,950


     Payment obligations recorded for our settlement to INI are as follows:


                                    Fiscal Year
                              -------------------------------------------------
(Dollars in thousands)            2005         2006         2007         Total
                              ----------   ----------   ----------   ----------
Cash payment                      589            0            0           589


     If not converted to common stock prior to maturity, the redemption obligation for the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock will be $8.6 million on December 15, 2005.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of December 31, 2004, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                     PAYMENT DUE BY PERIOD
                                               --------------------------------------------------------------
Contractual Obligations                                     Less than                              More than
                                                 Total       One Year     1-2 Years   3 - 5 Years   5 Years
---------------------------------------        ----------   ----------   ----------   ----------   ----------

Short- and long-term debt obligations  Note 1     46,906            -       46,906            -            -
Operating lease obligations            Note 2      1,696          467        1,064          165            -
Purchase obligations                   Note 3      2,632        2,632            -            -            -
Redemption of Converible Preferred
 Stock                                             8,610        8,610            -            -            -
Contract settlement payable, INI                     589          589            -            -            -
                                               ----------   ----------   ----------   ----------   ----------
Total                                           $ 60,433     $ 12,298     $ 47,970        $ 165          $ -
                                               ==========   ==========   ==========   ==========   ==========



Note 1: Principal and interest due for notes payable to stockholder.
Note 2: Facility leases for Austin, Texas, Henderson, Nevada, and Suzhou and Shanghai, China facilities.
Note 3: Committed capital expenditures and purchase orders placed for inventory and operating expenses.

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


                          RISKS RELATED TO OUR BUSINESS

WE MAY NEED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

At December 31, 2004, our principal sources of liquidity were cash and cash equivalents of $5.3 million and $12 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. The commitment allows us to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. This commitment can be reduced by Mr. Berg by the amount of net proceeds received by us from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. Since June 2004, we have received net proceeds from these transactions in an aggregate amount equal to $10.6 million. As of the date hereof, Mr. Berg has not requested that his commitment be reduced by this amount.

At December 31, 2004, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. Our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following June 15, 2005 and September 15, 2005). If the shares are not converted by the holder thereof prior to their dates for redemption, we will need to renegotiate the terms of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock or arrange financing to fund the redemption. We may not be able to renegotiate the terms or raise additional financing on terms that would be favorable to us or at all.

On December 21, 2004, we reached an agreement with Invest Northern Ireland, or INI, formerly the Northern Ireland Industrial Development Board or IDB, to settle all outstanding liabilities pursuant to the 1993 letter of offer and other related agreements. At December 31, 2004, there was a remaining outstanding cash obligation under the settlement agreement of (pound)307,000 ($589,000), which has been subsequently funded with proceeds from equipment sales.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs, and fund the redemption of our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock. Therefore, we depend upon our ability to periodically arrange for additional equity or debt financing to meet our operating needs. Unless our product sales are greater than we currently forecast or there are other changes to our business plan, we will need to arrange for additional financing within the next 12 months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results, the stage of development of our products and the amount of our existing debt, as well as the other factors described below, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. In addition, we are subject to contingent obligations, including the possible redemption of our outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock at their respective maturity dates, which could have negative impact on our available liquidity sources during the next 12 months.

OUR LIMITED FINANCIAL RESOURCES COULD MATERIALLY AFFECT OUR BUSINESS, OUR ABILITY TO COMMERCIALLY EXPLOIT OUR TECHNOLOGY AND OUR ABILITY TO RESPOND TO UNANTICIPATED DEVELOPMENTS, AND COULD PLACE US AT A DISADVANTAGE TO OUR COMPETITORS.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. Nor do we have committed financing to provide for our operations for more than the next 12 months. As a consequence, one of our primary objectives has been to reduce expenses and overhead thus limiting the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which, we are able to commercially exploit our Saphion(R) technology. For example, it could:

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $452.1 million as of December 31, 2004. Though we had positive working capital of $1.4 million as of December 31, 2004, we have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2005. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss available to common stockholders of $23.0 million in the nine months ended December 31, 2004, a net loss available to common stockholders of $56.1 million for the fiscal year ended March 31, 2004 and a net loss available to common stockholders of $37.9 million for the fiscal year ended March 31, 2003. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

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

We now have and will continue to have a significant amount of indebtedness and other obligations. As of December 31, 2004, we had approximately $46.4 million of total consolidated indebtedness and other obligations. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

All of our assets are pledged as collateral under various loan agreements with Mr. Carl Berg or related entities. If we fail to meet our obligations pursuant to these loan agreements, Mr. Berg may declare all amounts borrowed from them to be due and payable together with accrued and unpaid interest. If this were to occur, we would not have the financial resources to repay our debt and these lenders could proceed against our assets.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUES, AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED IF WE WERE TO LOSE THE BUSINESS OF ANY ONE OF THEM.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the first nine months of fiscal 2005, one customer, Best Buy Company, contributed approximately 20% of revenue. During fiscal 2004, one customer, Best Buy, contributed 30% of revenue. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each contributed more than 10% of total revenues. During fiscal 2002, four customers, Hanil Joint Venture, Amperex Technology Limited, Alliant Techsystems Inc., and Samsung Corporation, each contributed more than 10% of total revenues. For fiscal 2001, four customers, Alliant Techsystems Inc., MicroEnergy Technologies Inc., Moltech Corporation, and Qualcomm, each contributed more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF OUR SAPHION(R) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. Technical issues may arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If our customers or we are unable to gain any significant market acceptance for Saphion(R) technology-based batteries, our business wilL be adversely affected. It is too early to determine if Saphion(R) technology-based batteries wilL achieve significant market acceptance.

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

OUR ONGOING RELOCATION OF MANUFACTURING AND DEVELOPMENT OPERATIONS TO CHINA IS A COMPLEX PROCESS THAT MAY DIVERT MANAGEMENT ATTENTION, LEAD TO DISRUPTIONS IN OPERATIONS AND DELAY IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We are relocating our manufacturing and development operations to China, which is a time-consuming and complicated process. The relocation will require physically moving and setting up operations as well as ensuring that we have adequate staffing, including administrative and executive personnel, including Joseph Lamoreux, our Chief Operating Officer, who has accepted a temporary assignment to manage our China-based operations. Some of our employees may not wish to relocate and we will have to find suitable employees in China. If the labor pool does not have adequate resources, we may have to train personnel to perform necessary functions for our manufacturing and development operations. While we intend to implement a plan to relocate our manufacturing and development operations that will minimize disruption, our failure to do so could result in service disruptions that would negatively affect our business and could reduce our revenue and result in customer dissatisfaction. Furthermore, planning for the relocation is also expected to divert the attention of our key management personnel, including Mr. Lamoreux. We cannot assure you that key management will not be distracted by planning for our relocation. We also cannot assure you that we will be able to complete the relocation efficiently or effectively, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the relocation. Additionally, some of our key employees, including executives, may choose not to remain employed with us after the relocation. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

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

o import and export licensing requirements in Europe and other regions including China where we intend to conduct business, which may reduce or eliminate our ability to sell or license in certain markets; and

o political and economic instability in countries, including China, where we intend to conduct business, which may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries.

These risks may increase our costs of doing business internationally and reduce our sales and royalties or future profitability.

WE MAY NEED TO EXPAND OUR EMPLOYEE BASE AND OPERATIONS IN ORDER TO EFFECTIVELY DISTRIBUTE OUR PRODUCTS COMMERCIALLY, WHICH MAY STRAIN OUR MANAGEMENT AND RESOURCES AND COULD HARM OUR BUSINESS.

To implement our growth strategy successfully, we will have to increase our staff in China, with personnel in manufacturing, engineering, sales, marketing, and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. Failure in any of these areas could impair our ability to execute our plans for growth and adversely affect our future profitability.

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

INTERNATIONAL POLITICAL EVENTS AND THE THREAT OF ONGOING TERRORIST ACTIVITIES COULD INTERRUPT MANUFACTURING OF OUR BATTERIES AND OUR PRODUCTS AT OUR OEM FACILITIES OR OUR OWN FACILITIES AND CAUSE US TO LOSE SALES AND MARKETING OPPORTUNITIES.

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan, and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt our manufacturing of our batteries and products at our OEM facilities or our own facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing the overall economy, such as the telecommunications, industrial, and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales, and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

IN THE PAST WE HAVE SOLD OXIDE-BASED BATTERIES CONTAINING POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS. THESE TYPES OF BATTERIES NOW COMPRISE A SMALL PORTION OF OUR AVAILABLE PRODUCTS.

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

                  RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

SINCE SOME OF OUR PRODUCTS ARE MANUFACTURED IN CHINA AND WE INTEND TO TRANSFER ADDITIONAL OPERATIONS TO CHINA, WE FACE RISKS IF CHINA LOSES NORMAL TRADE RELATIONS WITH THE UNITED STATES.

We manufacture and export products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the U.S. Senate voted to permanently normalize trade with China, which provides a favorable category of U.S. import duties. In addition, on December 11, 2001 China was accepted into the World Trade Organization (WTO), a global international organization that regulates international trade. As a result of opposition to certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations, or NTR, status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the Unites States of other trade policies adverse to China could have an adverse effect on our business.

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

We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

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

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases non-SLI lead-acid batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT E-One Moli Energy as well as the numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

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

As of February 1, 2005, our officers, directors and their affiliates as a group beneficially owned approximately 40.0% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 37.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On February 1, 2005, the closing price of our common stock was $3.16. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 84,933,997 shares of common stock as of December 31, 2004. In addition, at December 31, 2004, we had 14,054,600 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock issued on December 1, 2004, we expect that we may need to issue up to 2,152,500 shares of our common stock (based on a conversion price of $4.00).

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Commission, and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably
Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, materially increased general and administrative expenses and a significant diversion of management time and attention from revenue-generating and cost reduction activities to compliance activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at December 31, 2004. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

     We also have long-term debt in the form of two loans, which mature in September 2006, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lender's borrowing rate (9% at December 31, 2004) and the second loan has a fixed interest rate of 8%. Each 0.25% increase in interest on the adjustable-rate loan would increase our annual interest expense by approximately $37,000. The table below presents principal amounts by fiscal year for our long-term debt.


                        2005        2006        2007        2008        2009      THEREAFTER    TOTAL
                      ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                     (dollars in thousands)
Liabilities:
Fixed rate debt:            $ -          --      20,000           -           -           -     $20,000
Variable rate debt          $ -           -      14,950           -           -           -     $14,950


     Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES


We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the third quarter of fiscal 2005. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

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

We are in the process of testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we will attempt to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 28, 2004, we held an annual meeting of our stockholders for the fiscal year ended March 31, 2004. Our stockholders voted on the following matters at the annual meeting:

(i) The following individuals were elected as our directors for terms expiring at our 2005 annual meeting of stockholders (there were no votes against or broker non-votes):

NOMINEE                              VOTES IN FAVOR              VOTES ABSTAINED
-------                              --------------              ---------------
Carl E. Berg                         75,185,093                     1,041,188

Stephan B. Godevais                  75,340,014                       886,267

Vassilis G. Keramidas                75,518,662                       707,619

Bert C. Roberts                      75,532,214                       694,067

Alan F. Shugart                      75,384,854                       841,427


(ii) Approval of an amendment to our Second Amended and Restated 2000 Stock Option Plan to increase the number of shares of our common stock reserved for issuance under that plan by 2,000,000.

VOTES IN FAVOR               VOTES AGAINST             VOTES ABSTAINED        BROKER NON-VOTES
--------------               -------------             ---------------        ----------------
41,070,134                   2,035,809                 119,381                33,000,957


(iii) Approval of an amendment to our Second Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of our common stock from 100,000,000 shares to 200,000,000 shares.

VOTES IN FAVOR               VOTES AGAINST             VOTES ABSTAINED        BROKER NON-VOTES
--------------               -------------             ---------------        ----------------
74,283,129                   1,850,431                 92,720                 1


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Agreement for Sale of Factory Premises, dated December 22, 2004, between Valence Technology, Inc. and John McCann.

31.1 Rule 13a-14/15d-14(a) Certifications

32.1 Section 1350 Certifications

(b)  Reports on Form 8-K:

Current Report on Form 8-K, filed October 4, 2004, under Items 8.01 and 9.01, attaching a letter to our stockholders issued on October 4, 2004.

Current Report on Form 8-K, filed October 4, 2004, under Item 3.02, disclosing that, on September 30, 2004, we sold 623,052 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises, LLC).

Current Report on Form 8-K, filed October 12, 2004, under Items 8.01 and 9.01, disclosing that Circuit City will offer our New N-Charge(TM) Power System in retail stores nationwide.

Current Report on Form 8-K, filed November 4, 2004, under Items 8.01 and 9.01, announcing our joint technology program with Segway LLC.

Current Report on Form 8-K, filed November 5, 2004, under Items 2.02 and 9.01, attaching our press release issued on November 4, 2004, regarding the financial results for the second quarter ended September 30, 2004.

Current Report on Form 8-K, filed November 5, 2004, under Items 1.01 and 9.01, regarding an amendment to two loan agreements with Berg & Berg Enterprises, LLC to extend the maturity dates of the two loan agreements.

Current Report on Form 8-K, filed November 8, 2004, under Item 3.02, disclosing that, on November 3, 2004, we sold 911,854 shares of our restricted common stock to West Coast Venture Capital, Inc. (the assignee of Berg & Berg Enterprises,
LLC).

Current Report on Form 8-K, filed November 12, 2004, under Items 8.01 and 9.01, attaching the Equity Line of Credit between Carl Berg and us, dated June 11, 2004.

Current Report on Form 8-K, filed December 1, 2004, under Items 1.01, 3.02, 5.03 and 9.01, regarding our entry into the Securities Purchase Agreement and Amendment and Exchange Agreement with Riverview Group LLC and the transactions contemplated thereby and regarding the filing of certificates of designations of our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.

Current Report on Form 8-K, filed December 6, 2004, under Item 8.01, regarding the closings of the transactions contemplated by the Securities Purchase Agreement and the Amendment and Exchange Agreement with Riverview Group LLC.

Current Report on Form 8-K, filed December 29, 2004, under Items 2.01, 8.01 and 9.01, regarding the completion of the sale of our Mallusk, North Ireland facility and certain equipment located on the facility to John McCann on December 22, 2004 and our entry into a settlement agreement with Invest Northern Ireland, formerly known as Ireland Development Board.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                               VALENCE TECHNOLOGY, INC.




Date: February 9, 2005          By:   /s/ Stephan B. Godevais
                                      ------------------------------------------
                                      Stephan B. Godevais
                                      President, Chief Executive Officer
                                      and Chairman of the Board (Principal
                                      Executive Officer)


                                By:   /s/ Kevin W. Mischnick
                                      ------------------------------------------
                                      Kevin W. Mischnick
                                      Vice President of Finance and
                                      Assistant Secretary (Principal
                                      Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.1 Agreement for Sale of Factory Premises, dated December 22, 2004, between Valence Technology, Inc. and John McCann.
31.1  Rule 13a-14/15d-14(a) Certifications
32.1  Section 1350 Certifications