Form 10-K
period 2005-03-31
VALENCE TECHNOLOGY INC
filed 2005-06-14
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

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

     Yes [X]  No [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates on September 30, 2004 was $146,822,123.*

     As of June 3, 2005, there were 89,152,479 shares of common stock and 861 shares of preferred stock outstanding.

*Excludes approximately 38,288,958 shares of common stock held by directors, officers and holders of 5% or more of registrant's outstanding common stock at September 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"),OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES,(C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY AND SALES OF OUR PRODUCTS AND (E) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RISK FACTORS." WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Valence Technology, Inc. was founded in 1989 and has commercialized the industry's first phosphate based lithium-ion technology. Our mission is to drive the wide adoption of high-performance, safe, low cost energy storage systems by drawing on the numerous benefits of our Saphion(R) battery technology, the experience of our management team and the significant market opportunity available to us.

     In February 2002, we unveiled our Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants (PDAs) due to safety concerns related its use in large applications. We believe that Saphion(R) technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, we offer our Saphion(R) technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell. We believe offering Saphion(R) technology in multiple constructions will provide us greater flexibility in our response to the needs of the market.

Key product introductions based on our Saphion(R) technology:

     o In February 2002, we launched the N-Charge(TM) Power System into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.
     o In February 2003, we launched our first large-format energy storage system, the K-Charge(TM) Power System which was engineered specifically for large-format applications such as those required by the telecommunications, industrial and utility markets. It is currently being offered to customers for evaluation in telecom and utility back-up as well as alternative energy applications.
     o In February 2004, we announced the second generation N-Charge(TM) Power System II, currently being sold through some of our existing channels.
     o In February 2004, we also introduced a prototype of the U-Charge(TM) Power System family of large-format products. The U-Charge(TM) Power System is in production in our China facilities and is designed to power a variety of motive applications from hybrid and electric vehicles to scooters and wheelchairs, and can also be used in stationary applications.
     o In March 2005, we announced the availability of Saphion(R) powered batteries for Segway's 2005 products. Our batteries doubled the range of Segway's Human Transporters that were using Nickel Metal Hydride batteries.
     o In May 2005, we launched the industry's first commercially available phosphate-based lithium-ion power cell. This cell is also built with our proprietary Saphion(R) technology and offers high discharge rates required of power cells with the safety features enabled by our phosphate-based cathode material. Our power cell is optimal for use in portable appliances, hybrid and electric vehicles.

     As part of our low-cost manufacturing strategy, we have successfully transitioned our powder manufacturing from Henderson, Nevada to Suzhou, China. This transition along with the launching of our pack manufacturing in Suzhou and the opening of our engineering office in Shanghai will allow us to capitalize on lower manufacturing costs and reduced overhead costs related to administrative and product development activities. Our research and development efforts are focused on the design of new products utilizing our Saphion(R) chemistry, the scale-up of our second generation Saphion(R) technology, the development of different cell constructions to optimize power and size for new applications, as well as developing future materials based on the Saphion(R) technology attributes.

STRATEGY

     Our business strategy is focused on a mix of system, cell and licensing sales, and includes a manufacturing plan that leverages internal capabilities and partnerships with contract manufacturers. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and end-users' products by offering safety and performance characteristics previously unavailable to those end-users products.

     Key elements of our strategy include:

o DEVELOP AND MARKET DIFFERENTIATED BATTERY SOLUTIONS FOR A WIDE ARRAY OF APPLICATIONS THAT LEVERAGE THE TECHNOLOGICAL ADVANTAGES OF OUR SAPHION(R) TECHNOLOGY. Our product development and marketing efforts are focused on large format battery solutions, such as our U-Charge(TM) Power System and K-Charge(TM) Power System and other custom battery solutions that require the performance and technological advantages of our Saphion(R) technology. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries and as a substitute for certain applications using lead-acid batteries.

o EXECUTE ON OUR MANUFACTURING PLAN TO PROVIDE HIGH QUALITY, COST COMPETITIVE PRODUCTS. In fiscal 2004 we determined to move our manufacturing from Mallusk, Ireland to China and other low-cost manufacturing centers, using both internal and contract manufacturing capabilities. We have opened three facilities in China, one for the manufacture of the base powder used in our Saphion(R) cells, one for the manufacture of large-format battery packs and assembly of cylindrical cells, and a third that functions as an engineering office to design and provide sustaining support for new battery systems. We also have arrangements with contract manufacturers for cell production and additional capacity. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high quality, cost-competitive products which meet the needs of a broad range of customers and applications.

o IMPLEMENT A PHASED APPROACH TO OUR BUSINESS STRATEGY. Our business strategy has been implemented in three fluid phases, each building on the previous one.

     1. Initial Phase: The initial phase of our strategy is complete and the focus was on the first generation of our Saphion(R) technology in our patented polymer construction. During this phase, we introduced the N-Charge Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers. We also introduced our K-Charge Power System, a large-format product designed for the telecommunications and utility markets.
     2. Second Phase: The second phase of the business strategy is nearly complete. Throughout this phase our cell development has focused on commercializing a cylindrical battery construction, developing of a large prismatic cell and introducing a power cell all utilizing our first generation of Saphion(R) material. Additionally, we worked towards completing the development of our second-generation Saphion(R) technology. Our systems development focused on creating energy storage systems for the stationary and motive markets and we launched the U-Charge Power System Family. This family of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to cycle life and weight.
     3. Final Phase: The final phase of our business strategy will entail the commercial production of Saphion(R) based energy solutions for the vehicular, portable appliance, telecommunications and utility industries, with continuing focus on marketing small format Saphion(R) solutions through our developed sales channels


     We believe our strategy will allow us to expand our market opportunity. Through the sales of products based on our differentiated Saphion(R) technology, and the establishment of Asian operations and partnerships to achieve the lowest possible costs, we believe we are equipped to serve existing lithium-ion technology markets as well as open doors to new market opportunities.

FISCAL 2005 HIGHLIGHTS AND RECENT EVENTS

     o    THE N-CHARGE(TM) POWER SYSTEM

          o In October of 2004 the N-Charge(TM) Power System II was selected by Circuit City for roll out to its retails stores nationwide.

          o In February 2005, the N-Charge(TM) Power System was shown in six industry leading partner booths at the 2005 Annual HIMMS Conference and Exhibition. The HIMMS conference is a premier marketing event in the healthcare IT industry, with more than 700 exhibitors featuring new products and cutting-edge interoperability demonstrations.

     o    THE K-CHARGE(TM) POWER SYSTEM

          o In June 2004, we signed an agreement granting Tyco Electronics Power Systems, Inc. the exclusive right to resell our K-Charge(TM) Power System to its telecommunications and utility customers for a period of three years. The K-Charge(TM) Power System will be privately labeled and marketed by Tyco Electronics under its ELiTE RK brand. Additionally, sales and marketing, technical assistance and customer support will be provided by Tyco Electronics. Tyco has initiated field trials of the K-Charge(TM) Power System with three separate telecommunications companies.

     o    THE U-CHARGE(TM) POWER SYSTEM AND OTHER MOTIVE BATTERIES

          o In November 2004, we announced a Joint Development Program with Segway to provide the first lithium-ion batteries for Segway Human Transporters. The batteries are available through Segway's distribution channels and will offer up to 24 miles of range on a single charge.

          o In December 2004, Alternativ Canada selected the U-Charge(TM) Power System to be the battery solution in their fleet of electric vehicles. The U-Charge(TM) Power Systems enabled Alternative Canada to increase the range of their fleet delivery vehicles from 30km to over 100km. The U-Charge(TM) Power Systems have been installed in two vehicles for continuing evaluation.

          o In March 2005, we teamed up with EnergyCS to create a plug-in hybrid electric vehicle (PHEV) based on a 2004 Toyota Prius. The concept car uses U-Charge Power Systems as a replacement for the existing nickel-metal-hydride batteries and achieves up to 180 miles per gallon by allowing significant amounts of zero-emission electric-only driving. The vehicle was unveiled at the EVS 21 industry event in Monaco.

          o In March 2005, Phoenix Motorcars became the only car on the market to achieve CARB level II certification with full zero emission credits using the U-Charge(TM) Power System. The vehicles built by Phoenix Motorcars with our battery systems were able to travel up to 120 miles on a single charge and have four to five times the cycle life of the competing technology, nickel-zinc.

     o    OPERATIONAL ACHIEVEMENTS

          o In August 2004, we began the transition of several engineering and operations functions to China.

          o In January 2005, we hired a new vice president of Sales and Marketing, Dean Bogues. Dean brings a great deal of sales and operational experience from companies like AMD, Dell, and APC to the team.

          o In January 2005, our powder manufacturing facility in Suzhou China began mass producing Saphion(R) I powder. Our pack assembly facility began producing U-Charge Power Systems and components for Segway batteries and we established our engineering team in Shanghai.

          o In April 2005, we hired a president of our Asian-Pacific operations, JR Hwang. JR has 30+ years of experience in materials and chemicals, with a history of success in the Asia-Pacific region.

          o In May 2005, we announced the industry's first phosphate-based lithium-ion power cell. This cell is based on our Saphion(R) technology and offers a safe upgrade path for portable appliances and hybrid and electric vehicles that are currently using nickel-metal-hydride and nickel-cadmium technologies.

SAPHION(R): THE NEXT-GENERATION IN LITHIUM-ION TECHNOLOGY

     The driving force behind the introduction of lithium-ion technology to the rechargeable battery industry was consumer demand for high energy, small battery solutions to power portable electronic devices. Lithium-ion cobalt-oxide technology was developed to meet that demand and represented a significant advancement in battery technology. Today, however, the challenge is to find ways to maintain costs and meet safety and environmental concerns, while increasing energy density. Additionally, as a result of the safety concerns associated with producing traditional Lithium-ion cobalt-oxide technology in large-format applications, many markets today remain served by older technologies, such as lead-acid, nickel cadmium, and nickel metal hydride, which offer low energy density and significant maintenance costs.

     We believe our Saphion(R) technology, which utilizes a natural, phosphate-based cathode in place of other less stable and more costly materials, addresses the current challenges facing the rechargeable battery industry and provides us with several competitive advantages. Key attributes of our Saphion(R) technology include:

o INCREASED SAFETY. We believe that our Saphion(R) technology significantly reduces the safety risks associated with oxide based lithium-ion technologies. Our Saphion(R) technology utilizes less lithium than other lithium-ion technologies. The unique chemical properties of phosphates render them incombustible if mishandled during charging or discharging. As a result, we believe Saphion(R) technology is more stable under overcharge or short circuit conditions than existing lithium-ion technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our Saphion(R) technology enables the creation of large, high energy density lithium-ion solutions.

o PERFORMANCE ADVANTAGES. We believe Saphion(R) technology offers several performance advantages over the competing battery chemistries of lead-acid, nickel cadmium, nickel metal-hydride and traditional lithium-ion technologies, including high rate capability, long cycle life, long shelf life, and lower total cost of ownership.

          o HIGH ENERGY DENSITY. In its large format application, our Saphion(R) technology exhibits an energy density which exceeds other battery chemistries utilized in this market such as lead-acid, nickel-metal hydride and nickel cadmium.

          o HIGH RATE CAPABILITY. In the power cell construction, our Saphion(R) technology offers an exceptional rate capability with sustained 10 to 15C discharges and low impedance of less than 20mOhms. These two characteristics result in a cell that provides larger bursts of power while generating less heat than energy cells.

          o INCREASED CYCLE LIFE. Current testing of Saphion(R) technology has yielded cycle life of 2000 cycles at 23(degree)C to 70% of the battery's initial capacity, resulting in a longer life span.

          o NO MEMORY EFFECT AND MAINTENANCE FREE. Saphion(R) technology does not exhibit the "memory effect" of nickel cadmium and nickel metal-hydride solutions and is maintenance free.

     o LOWER COST. The phosphate material used in our Saphion(R) technology is less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As a result, we believe that as demand increases for our batteries, resulting in larger production volumes, we will be able to lower material costs. Finally, the lower maintenance costs, long cycle life and long service life associated with Saphion(R) technology, lead to a lower total cost of ownership in numerous applications.

o FLEXIBILITY. Due to the stability of Saphion(R) technology, it can be manufactured to fit small as well as large applications. Small applications include those utilized in the portable device applications, while large applications include high energy, high power applications such as back-up power systems and vehicles. Additionally, Saphion(R) technology is available in both a polymer and cylindrical construction. In the future, we plan to offer it in a prismatic construction as well.

o ENVIRONMENTAL FRIENDLINESS. Rechargeable batteries that contain nickel-metal-hydride, nickel-cadmium, lead-acid, or other toxic metals raise environmental concerns. Saphion(R) technology incorporates a natural, environmentally friendly, phosphate-based cathode material, and does not have the same disposal issues as other types of batteries.

COMPETITIVE STRENGTHS

     Competition in the battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel-metal-hydride, liquid lithium-ion and lithium-ion polymer batteries.

     The industry consists of major domestic and international companies, which have substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. Our primary competitors who have announced availability of either lithium-ion or other competing rechargeable battery products include Sony, Panasonic, Saft, and EOne Moli among others.

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

     We believe that we have important technological advantages over our competitors in terms of our ability to compete in the rechargeable battery market. We believe that our phosphate battery chemistry, construction and manufacturing processes enable us to serve a wide range of markets that do not currently use lithium-ion batteries. We believe that our next-generation Saphion(R) technology will provide additional advantages in the areas of safety, cost, size and energy density relative to competing products.

Valence is uniquely positioned for growth due to the following:

o LEADING TECHNOLOGY. Our phosphate-based Saphion(R) lithium-ion technology offers many performance advantages over competing battery technologies. We believe the safety advantages inherent to Saphion(R) technology allow for the creation of large format lithium-ion energy systems. As the first company in the battery industry to commercialize phosphates, we believe we have a significant advantage in terms of time to market as well as chemistry and manufacturing expertise..

o NEW MARKET OPPORTUNITIES. We believe that Saphion(R) technology enables the production of high-energy density, large-format batteries without the safety concerns presented by oxide based lithium-ion batteries. Consequently, we believe that Saphion technology energy and power systems can be designed in a wide variety of products in markets not served by current lithium-ion technology. And, with our new Saphion(R) power cells, we now offer the only safe, large-format alternative to nickel-metal-hydride and nickel-cadmium batteries. We intend to be able to expand the market opportunity for lithium-ion by designing our Saphion technology into a wide variety of products for the telecommunications, utility, motive power and vehicular markets.

o REFINED STRATEGIC FOCUS. We have transitioned to a company capitalizing on the results of our research and development by strengthening our sales and marketing efforts. We are expanding our vision to become an energy solutions company, and plan to enter markets previously not served by lithium-ion solutions. Additionally, we have established a low cost manufacturing plan, which includes leveraging internal capabilities as well as contract manufacturing partnerships in low cost regions..

PRODUCTS

     THE N-CHARGE(TM) POWER SYSTEM FAMILY

     The N-Charge(TM) Power System Family includes two generations of a universal, external battery for mobile devices featuring our Saphion(R) technology. It is a stand-alone tool that provides easy-to-use, anytime, anywhere power for a wide variety of portable electronic devices. Our N-Charge(TM) Power System is available in commercial quantities and is currently offered through major retailers, resellers and tier-one companies, as well as through our own direct sales organization. We offer two generations of the N-Charge(TM) Power System, with the following specifications:

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


     N-Charge(TM) Power System II
                                    Base System                   Expansion Pack
Operating Voltage                    15.3V/24V                       15.3V/24V
Out power                            90+ Watts                       90+ Watts
Charge Time                           3 hours                        3 hours
Operating Temperature      -20(degree) C to 60(degree)C    -20(degree) C to 60(degree)C
Dimensions                    248 mm x 93 mm x 20.5 mm       248 mm x 76 mm x 20.5 mm
Weight                               < 1.5 lbs.                     < 1.3 lbs.


     The K-Charge(TM) Power System

     The K-Charge(TM) Power System is a large-format energy storage system designed for the telecommunications and utility industries. Our K-Charge(TM) Power System, based on Saphion(R) technology, has been evaluated by a number of customers and is currently being marketed into telecommunication back-up systems, marine buoys and alternative energy markets.

     Our K-Charge(TM) Power System has the following specifications:

Operating Voltage         48V

Energy                    2.6 KWH (2.3 KWH WITH EXSITING INVENTORY)
Cycle Life                > 2000 Cycles (80% Depth of Discharge)
Operating Temperature     -20~60(degree)C (-4~140 (degree)(F)
Dimensions                546mm x 295mm x 87.4mm (21.5in. x 11.61in. x 3.44in.)
Weight                    30.4 Kg (67 Lb.)


     The U-Charge(TM) Power System

     The U-Charge(TM) Power System is a family of products based on Saphion(R) technology and designed to be a direct replacement for standard-sized lead-acid batteries. The batteries in this line of 12-volt energy storage systems offer twice the run-time and a third less weight than lead-acid, expanded calendar life, and greater cycle life with full depth of discharge, resulting in significantly lower total costs of ownership. U-Charge(TM) Power Systems have been designed for applications, such as electric vehicles, wheelchairs, scooters and other motive devices.

     Our U-Charge(TM) Power Systems have the following specifications:

U-Charge Power             U1                    U24                    U27
System Family

Operating Voltage          12V                   12V                    12V
Energy                     550Wh                 1310Wh                 1680Wh
Cycle Life                 > 2000 Cycles (80%    > 2000 Cycles (80%     > 2000 Cycles (80%
                           Depth of Discharge)   Depth of Discharge)    Depth of Discharge)
Operating Temperature      -20~60(degree)C       -20~60(degree)C        -20~60(degree)
(charge & disch.)
Dimensions                 198 x 135 x 186 mm    265 x 173 x 225 mm     308 x 173 x 229 mm
Weight                     6Kg                   13.4Kg                 16.6Kg


SALES AND MARKETING

     At June 3, 2005 we had a sales and marketing team consisting of seventeen persons, headed up by our Vice President of Sales and Marketing. Our sales and marketing staff are located in Chicago, Illinois; Raleigh, North Carolina; Atlanta, Georgia; Mallusk, Northern Ireland, Shanghai, China and Austin, Texas.

     Our N-Charge(TM) Power Systems are marketed and sold to national retailers, distributors and value-added resellers, and directly by our sales force and through our Web site. Sales are generally made by standard purchase order. Our K-Charge(TM) Power System was engineered specifically for large-format applications such as those required by the telecommunications and utility markets. Our U-Charge(TM) Power System is customized to a particular customer's application and can require a significant amount of attention and commitment, including potentially capital outlays, by prospective customers. We anticipate sales will typically be made through separately negotiated supply agreements, rather than standard purchase orders. The client evaluation and approval process is generally between six and twenty-four months. Our K-Charge(TM) and U-Charge(TM) Power Systems are expected to be sold in both standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Saphion(R) technology. We provide pack level design and engineering services to assist the customer in configuring a product that meets its needs.

     Sales of our products are typically denominated in United States dollars. Consequently, our sales historically have not been subject to currency fluctuation risk.

MANUFACTURING

     During fiscal 2004 we closed our Northern Ireland manufacturing facility and now rely on contracts with third-party manufacturers for all of our cell manufacturing requirements. Our base Saphion(R) battery cathode powder is now manufactured in one of our Wholly Foreign Owned Enterprise's (WFOE's) in Suzhou, China. Polymer batteries are manufactured for us by Amperex Technology, Ltd.
(ATL) under a manufacturing contract, cylindrical batteries are manufactured for us by ATL and Pihsiang Energy Technology Co., Ltd. (PHET), formerly Pacific Energytech Co., Ltd, or PETC. Our products are assembled into complete systems using both contract manufacturers in Taiwan and the US or our own assembly facilities in Suzhou, China.. We have multi-year contracts with each of our manufacturing sources. However, we believe there are multiple manufacturers of batteries that are capable of manufacturing our products to our quality and cost specifications if we require changing or expanding our manufacturing relationships. With these relationships we believe that we will have sufficient capacity to meet or exceed the expected demand in fiscal 2006.

RESEARCH AND PRODUCT DEVELOPMENT

     We conduct materials research and development at our Henderson, Nevada and Oxford, England facilities and product development at our Shanghai and Suzhou, China facilities. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our battery technology. Our areas of expertise include: chemical engineering; process control; safety; and anode, cathode and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; and analytical chemistry; and material science. Our research and development efforts over the past year and ongoing have focused on three areas:


     o CONTINUING DEVELOPMENT OF SAPHION(R) TECHNOLOGY IN MULTIPLE CONSTRUCTIONS. Our first generation Saphion(R) material was successfully scaled in cylindrical construction in fiscal 2004. Throughout fiscal 2005 our development team focused on increasing capacity of the energy cell, offering other constructions such as a large prismatic cell and designing the power cell. In late fiscal 2005 our team implemented a product change which increased the capacity of the energy cell. We have also nearly completed the prismatic cell which is targeted for launch this summer and officially launched the industriy's first commercially available phosphate based power cell in May of 2005.

     o DEVELOPMENT OF SECOND GENERATION OF SAPHION(R) TECHNOLOGY. We are currently working on the development of an energy cylindrical cell and a power cylindrical cell using our second generation Saphion(R) technology. The applications for the energy cell include electric vehicles, motive applications, notebook computers, and consumer electronics. The applications for the power cell include consumer appliances, such as power tools, and hybrid electric vehicles. The second generation energy cells are expected to ramp over the next few quarters, while the power cells are still under development. The second generation Saphion(R) technology is expected to deliver similar safety attributes with greater energy and power density capabilities than our first generation Saphion(R) technology and a cycle life similar to existing lithium-ion technologies

     o LARGE FORMAT APPLICATIONS FOR SAPHION(R) TECHNOLOGY. The benefits of Saphion(R) technology have led to interest across a broad spectrum of industries from potential customers for large format solutions. In large format applications, Saphion(R) technology provides kilowatts of safe, lithium-ion power that is long-lasting, reliable and maintenance free. It offers excellent cycle life and run-time, and as a result has attracted customers such as EV manufacturers, AEP, Tyco and Graham Field, who are currently evaluating the product.

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

CUSTOMERS

     Over the last three fiscal years, a limited number of our customers have accounted for a significant portion of our net revenues. During fiscal 2005, three customers, D&H Distributors, PC Connection, and Best Buy accounted for 46% of our revenue. During fiscal 2004, sales to Best Buy's accounted for 30% of our total revenues. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each contributed more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. Currently, we do not have any long-term agreements with any of our customers.

INTELLECTUAL PROPERTY

     Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

     We rely on patent protection for certain designs and products. We hold approximately 182 United States patents, which have expiration dates through 2023 and have about 51 patent applications pending in the United States. We continually prepare new patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

In addition to potential patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures.

REGULATIONS

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

     The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operation of our Henderson, Nevada facility. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations. In addition, we currently are regulated by the State Fire Marshall's office and local Fire Departments. Frequent audits or changes in their regulations may cause unforeseen delays and require significant time and resources from our technical staff.

     The Clark County Air Pollution Control District has jurisdiction over our Henderson, Nevada facility and annual audits and changes in regulations could impact current permits affecting production or time constraints placed upon personnel.

     Federal, state and local regulations impose various environmental controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-ion batteries. There are similar national, provincial and local regulations in China. Although we believe that our activities conform to current environmental regulations, any changes in these regulations may impose costly equipment or other requirements. Our failure to adequately control the discharge of hazardous wastes also may subject us to future liabilities.

HUMAN RESOURCES

     As of June 3, 2005, we had a total of 86 regular full-time employees in the United States at our Austin, Texas headquarters and our Henderson, Nevada research and development facility. We have 40 total employees in the areas of administration, sales, legal, marketing, finance, management information systems, purchasing, quality control and shipping & receiving. We had 29 total employees in the areas of engineering, facilities maintenance and environmental health & safety. We had 17 total employees in the areas of research & development and product development; product development includes mixing, coating and assembly. As of June 3, 2005, our Cayman subsidiary had 8 regular full time employees in the areas of engineering and sales located in the United Kingdom. In addition, as of June 3, 2005, our China operations, consisting of two Wholly-owned Foreign Entities, had 206 regular full-time employees and 37 persons working through Foreign Enterprise Services Co. (FESCO). None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

ITEM 2.  PROPERTIES

     Our corporate offices are located in a leased facility in Austin, Texas. We also rent a research and development facility in Henderson, Nevada under a lease agreement. Our two Wholly-owned Foreign Entities in China lease three separate facilities, a 35,000 square meter powder manufacturing facility in Suzhou, China, a 58,000 square meter product assembly facility in Suzhou, China and a 7,500 square meter research and development facility in Shanghai, China.

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

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "VLNC." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by published financial sources:


         FISCAL 2004:                                                                  HIGH          LOW
         Quarter ended June 30, 2003                                                   4.65          2.16
         Quarter ended September 30, 2003                                              4.23          2.67
         Quarter ended December 31, 2003                                               4.48          3.15
         Quarter ended March 31, 2004                                                  6.30          3.50

         FISCAL 2005:
         Quarter ended June 30, 2004                                                   4.86          3.06
         Quarter ended September 30, 2004                                              3.69          2.51
         Quarter ended December 31, 2004                                               3.90          3.11
         Quarter ended March 31, 2005                                                  3.30          2.72

         FISCAL 2006:
         Quarter ended June 30, 2005 (through June 3, 2004)                            3.24          2.00


     On June 3, 2005, the last reported sale price of our common shares on the Nasdaq SmallCap Market was $3.02 per share. On that date, we had 89,152,479 shares of common stock outstanding held of record.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     The following table includes, as of March 31, 2005, information regarding common stock authorized for issuance under our equity compensation plans:


                                NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                                BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
        PLAN CATEGORY             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     EQUITY COMPENSATION PLANS
-----------------------------   -----------------------    ---------------------   ---------------------------
Equity compensation plans
approved by security holders           9,228,153                  $4.53                    1,915,009
Equity compensation plans
not approved by security
holders (1)                            1,925,000                  $6.45                        -


Total                                 11,153,153                  $4.87                    1,915,009
-----------------------------   -----------------------    ---------------------   ---------------------------


--------------

(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vested over the following four years. Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment offer letter. The exercise price of his options is $7.18 and they vested over the following four years.



RECENT SALES OF UNREGISTERED SECURITIES

     On September 30, 2002, the Company drew down $5.0 million from its equity line financing commitment from Berg & Berg and issued approximately 9.5 million shares of the Company's common stock.

     On November 27, 2002, the Company drew down $5.0 million from its equity line financing commitment from Berg & Berg and issued approximately 4.4 million shares of the Company's common stock.

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

     On June 28, 2004, the Company drew down $3 million from its equity commitment with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 910,746 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

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

     On February 14, 2005, the Company drew down $3 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 981,033 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On March 15, 2005, the Company drew down $3 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 1,055,594 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On April 27, 2005, the Company drew down $3 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 1,251,042 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On May 26, 2005, the Company drew down $2 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 645,577 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

ITEM 6. SELECTED FINANCIAL DATA

     This section presents selected historical financial data of Valence Technology, Inc. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. We derived the statement of operations data for the years ended March 31, 2003, 2004 and 2005 and balance sheet data as of March 31, 2004 and 2005 from the audited consolidated financial statements in this report. We derived the statement of operations data for the years ended March 31, 2001 and 2002 and the balance sheet data as of March 31, 2001, 2002, and 2003 from audited financial statements that are not included in this report.



                                                                   Fiscal Year Ended March 31,
                                             2001             2002             2003             2004            2005
                                         -------------   --------------   --------------   --------------   -------------
                                                              (in thousands, except per share data)
 Statement of Operations Data:
 Revenue:
 License and royalty revenue              $     1,500      $     3,203       $      125       $      963      $      391
 Battery and system sales                       7,191            1,671            2,432            8,483          10,274
                                         -------------   --------------   --------------   --------------   -------------
 Total revenues                                 8,691            4,874            2,557            9,446          10,665

 Cost of sales                                 18,175            8,649           10,996           15,923          16,341

 Gross profit (loss)                           (9,484)          (3,775)          (8,439)          (6,477)          5,676

 Research and product development               8,516            9,681            9,293            8,638           7,682
 Marketing                                      1,080            1,957            3,210            4,880           4,292
 General and administrative                    11,676           11,971           10,140           11,416          12,933
 Depreciation and amortization                 11,309            7,927            2,790            2,109             884
 (Gain)/loss on disposal of assets                 15              147              (20)             (21)         (5,257)
 Restructuring charge                               -                -                -              926               -
 Contract settlement charge                         -                -                -            3,046           1,456
 Asset impairment charge                            -           31,884              258           13,660              87
 Factory startup costs                              -                -                -                -               -
                                         -------------   --------------   --------------   --------------   -------------
 Total operating expenses                      32,596           63,567           25,671           44,654          22,077
                                         -------------   --------------   --------------   --------------   -------------

 Operating loss                               (42,080)         (67,342)         (34,110)         (51,131)        (27,753)
 Minority interest                                  -                -                -               69               -
 Cost of warrants                                   -                -                -             (181)              -
 Interest and other income                      1,256            2,049              381              345             585
 Interest expense                              (2,332)          (4,327)          (4,172)          (4,059)         (4,262)
 Equity in loss of joint venture                 (345)               -                -                -               -
                                         -------------   --------------   --------------   --------------   -------------
 Net loss                                     (43,501)         (69,620)         (37,901)         (54,957)        (31,430)
                                         -------------   --------------   --------------   --------------   -------------
 Dividends on preferred stock                       -                -                -              162             171
 Beneficial conversion feature and
 accretion to redemption value on
 preferred stock                                  591                -                -              940             578
                                         -------------   --------------   --------------   --------------   -------------
 Net loss available to common
 stockholders                             $   (44,092)     $   (69,620)     $   (37,901)     $   (56,059)     $  (32,179)
                                         =============   ==============   ==============   ==============   =============

 Net loss per share available to
 common stockholders                      $     (1.14)     $     (1.53)     $     (0.65)     $     (0.77)     $    (0.40)
                                         =============   ==============   ==============   ==============   =============

 Shares used in computing net loss
 per share available to common
 stockholders, basic and diluted               38,840           45,504           58,423           73,104          81,108
                                         =============   ==============   ==============   ==============   =============


                                                                        March 31,
                                       -----------------------------------------------------------------------------
                                           2001            2002            2003            2004            2005
                                       -------------   -------------   -------------   -------------   -------------
Balance sheet data:                     (in thousands)
Cash and cash equivalents                $    3,755     $       623      $    6,616     $     2,692      $    2,500
Working capital (deficit)                     5,684          (2,696)          4,023          (4,847)         (1,651)
Total assets                                 86,884          30,531          36,154          21,056          10,231
Long-term debt, principal                    20,651          34,639          38,865          39,407          34,656
Accumulated deficit                        (267,083)       (336,703)       (374,604)       (429,724)       (461,328)
Total stockholders' equity (deficit)         48,214         (15,863)        (17,518)        (56,794)        (54,642)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS
(A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY AND SALES OF OUR PRODUCTS AND,(E) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

     We have commercialized the first phosphate-based lithium-ion technology and have brought to market our initial products utilizing this technology. Our mission is to drive the wide adoption of high-performance, safe, low cost energy storage systems by drawing on the numerous benefits of our latest battery technology, Saphion(R), the experience of our management team and the significant market opportunity available to us. The introduction of lithium-ion technology to the market was the result of consumer demand for high-energy, small battery solutions to power portable electronic devices. The battery industry, consequently, focused on high-energy solutions at the expense of safety. Additionally, due to safety concerns, lithium-ion technology has been limited in adoption to small format applications, such as notebook computers, cell phones, and personal digital assistant devices. Our Saphion(R) technology, a phosphate based cathode material, addresses the need for a safe lithium-ion solution, especially in large-format applications.

     Our business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through our newly-formed Wholly Foreign Owned Enterprises (WFOE's) in China. These WFOE's initiated operations in late fiscal 2005. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and end-users' products in both the large format and small format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

     To date, we have achieved the following successes in implementing our business plan:

o    Proven the feasibility of our technology;

o Launched new Saphion(R) technology based products, including our N-Charge(TM) Power System family and our K-Charge(TM) Power System, and introduced our U-Charge(TM) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

o Established relationships with top tier customers across many of the target markets for our products, while continuing to build our brand awareness in multiple channels;

o Closed and sold our high-cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low cost, quality production;

o Signed an agreement granting Tyco Electronics Power Systems, Inc. the exclusive right to resell our K-Charge(TM) Power System to its telecommunications and utility customers for a period of three years. The K-Charge(TM) Power System will be privately labeled and marketed by Tyco Electronics under its ELiTE RK brand. The agreement is conditioned on the product meeting performance criteria and on Tyco Electronics achieving specific quarterly volume requirements. Since execution of this agreement, our K-Charge(TM) product achieved NEBS level three certification which resulted in the first order from Tyco Electronics for field trials. Tyco Electronics will provide sales, marketing, technical assistance and customer support. Tyco has initiated field trials of the K-Charge(TM) Power System with three separate telecommunications companies;

o Signed an agreement granting GF Health Products, Inc. (Graham-Field), a manufacturer and distributor of healthcare products, the exclusive right to resell our U-Charge(TM) Power System in the power wheelchair and medical scooter market in the United States and its territories for three years. Additionally, under the agreement Graham-Field will provide sales and marketing, technical assistance and customer support functions. Product development is ongoing with Graham-Field and a product launch is expected during fiscal 2006;

o Announced a joint technology development program with Segway LLC to develop long-range battery packs using our Saphion(R) technology for Segway's human transporter product. Production of the Segway battery packs began in March, 2005 and they are currently available through Segway's distribution channel;

o    Successfully launched our second generation N-Charge(TM) Power System;

o Announced an order by UQM Technologies, Inc. for our U-Charge(TM) Power System for U.S. Air Force electric truck applications. Fulfillment of this order is expected during the summer of 2005; and

o Established two WFOE's in China to serve as our powder production and assembly facilities.

o Launched a phosphate-based Lithium-ion power cell. Batteries designed with power cells can be discharged and charged more quickly than batteries designed with energy cells. This makes them ideal for applications that require powerful bursts rather than slow discharges of energy, such as portable appliances and future generations of hybrid and electric vehicles. Our new Saphion(R) power cell offers significant cycling, weight and longevity benefits over Nickel-Metal-Hydride (NiMH) and Nickel Cadmium (NiCad) battery technologies.

     In fiscal 2005 we were able to achieve several important goals in support of our business strategy. Total revenue grew by 13% as compared to the prior year to $10.7 million with battery and system sales growing over 20%. We achieved improvement of our negative gross margin and expanded our development and channel launch of Saphion(R)-based products. We continued our efforts to transition our manufacturing and other operations to China through the establishment and commencement of initial operations of two wholly-owned subsidiaries in Suzhou, China.

     Valence's business headquarters is located in Austin, Texas. Our materials research and development centers are in Henderson, Nevada and Oxford, England. Our European sales and OEM manufacturing support center is in

Mallusk, Northern Ireland. Our manufacturing and product development centers are in Suzhou and Shanghai, China.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, and exit costs. Our accounting policies are described in the Notes to Consolidated Financial Statements, Note 3, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates:

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

CONTRACT SETTLEMENT CHARGE. Since 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our former manufacturing facility in Mallusk, Northern Ireland, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, we entered into a settlement agreement with INI pursuant to which INI agreed to release us of all outstanding claims and other obligations owing to INI in connection with grants previously provided. Under the terms of the settlement agreement we agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. On December 6, 2004, we funded an initial payment of (pound)150,000 and used the net proceeds from the sale of our Northern Ireland manufacturing facility to fund an additional (pound)1.54 million. During Q4 of fiscal 2005, we funded the remaining (pound)307,000 ($589,000) related to the cash portion of the settlement from the net proceeds from equipment sales. In addition, in order to fund the (pound)1 million common stock payment we issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement we recorded an additional charge of $957,000 during the third quarter of fiscal 2005. See Notes to Consolidated Financial Statements, Note 12, Settlement Agreement.

JOINT VENTURE. On July 9, 2003, Baoding Fengfan - Valence Battery Company, a joint venture between us and Fengfan Group, Ltd., or Fengfan, was formed as a corporation in China. The purpose of the joint venture was to provide low-cost manufacturing of our Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, we were to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of our 51% ownership of the joint venture, right to name the majority of the joint venture's board of directors and right to name the Chief Executive Officer as of March 31, 2004, our consolidated financial statements included the consolidation of the balance sheet, results of operations and cash flows of the joint venture. However, during the first quarter of fiscal 2005, a dispute arose between us and our joint venture partner, resulting in a loss of control over the joint venture and our initiation of an action to enforce our rights under the joint venture agreement and, commencing with that quarter we accounted for our investment in the joint venture under the cost method with no further recognition of assets, liabilities, operating results, and cash flows.

On November 17, 2004, we entered into a settlement agreement, or the JV Settlement Agreement, with Baoding Fengfan Group Limited Liability Company, Ltd., or Fengfan, and Baoding Fengfan - Valence Battery Company, Ltd., or the JV Company. Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. We agreed to make compensation payments to the JV Company and to Fengfan totaling $224,417 and to make equipment purchases from the JV Company totaling $275,583. To date, we have made compensation payments of $157,092 and completed all of the equipment purchases. The $67,325 final compensation payment will be made upon final dissolution of the JV legal entity by Fengfan. We recorded a contract settlement charge of $224,217 in the third quarter of fiscal 2005 for the compensation payments and capitalized equipment purchases as the payments were made.

                              RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2005 (FISCAL 2005), MARCH 31, 2004 (FISCAL 2004) AND MARCH 31, 2003 (FISCAL 2003)

The following table summarizes the results of our operations for the past three fiscal years:


                      (Dollars in thousands)   March 31, 2005     % Change       March 31, 2004     % Change      March 31, 2003
Licensing and royalty revenue..............    $         391        (59%)        $        963          670%       $         125
Battery and system sales...................    $      10,275         21%         $      8,483          249%       $       2,432
                                            -----------------------------------------------------------------------------------
Total revenues.............................    $      10,665         13%         $      9,446          269%       $       2,557
                                            -----------------------------------------------------------------------------------
Gross profit (loss)........................    $      (5,676)        10%         $     (6,477)          23%       $      (8,439)
  % of total revenue.......................               53%                             -69%                             -330%

Restructuring, settlement, contract
settlement and impairment charges..........    $       1,544        (91%)        $     17,632         6734%       $         258
  % of total revenue.......................               14%                             187%                               10%
Other operating expenses...................    $      25,790         (5%)        $     27,043            6%       $      25,433
  % of total revenue.......................              242%                             286%                              995%
Gain on disposal of assets                     $       5,257      24934%         $         21          100%                  20
  % of total revenue                                      49%                               0%                                1%
                                            -----------------------------------------------------------------------------------
Total operating expenses...................    $      22,077        (51%)        $     44,654           74%       $      25,671
                                            -----------------------------------------------------------------------------------
  % of total revenue.......................              207%                             473%                             1004%
Operating loss.............................    $     (27,753)       (46%)        $    (51,131)          50%       $     (34,110)
  % of total revenue.......................             -260%                            -541%                            -1334%
                                            -----------------------------------------------------------------------------------
Net loss...................................        $ (31,430)       (44%)        $    (56,059)          48%       $     (37,901)
                                            ===================================================================================
  % of total revenue.......................              295%                            -593%                            -1482%



REVENUES AND GROSS MARGIN

BATTERY AND SYSTEM SALES: Battery and system sales totaled $10.275 million for the year ended March 31, 2005, as compared to $8.483 million for the year ended March 31, 2004, and $2.432 for the year ended March 31, 2003. The year over year increases in revenue during both fiscal 2005 and 2004 were primarily driven by the establishment and growth of our retail, reseller and education channels for our N-Charge(TM) Power System product. We achieved the largest growth in fiscal 2005 sales in education channels accounting for almost $2 million of our total product sales. Product shipments to resellers that are subject to right of return or monies received for exclusivity or future obligations are recorded on the balance sheet as deferred revenue. We had $1.240 in deferred revenue on our balance sheet at March 31, 2005 as compared to $1.593 million on March 31, 2004. We expect sales of the N-Charge(TM) Power System to continue to grow moderately in fiscal 2006. We launched our large format products in late 2004 with the K-Charge system and U-Charge family during fiscal 2005. In fiscal 2006, we plan to launch our long range battery pack for use in Segway LLC's human transporter as well as further expansions of our U-Charge family of products. Fiscal 2005 was largely taken up by customer testing and evaluation of our K-Charge and U-Charge products and, as a consequence, we did not record material sales of large form at products during the fiscal year. We anticipate that many of these customers will complete their evaluation in fiscal 2006, at which time customers will begin to make final purchase decisions..

LICENSING AND ROYALTY REVENUE: For fiscal years 2003 through 2005, license and royalty revenue was primarily derived from license fees and royalties payments from Amperex Technology Limited, or ATL, including a one time license fee payment of $500,000 in fiscal 2004 and on-going royalty payments as sales are made by ATL using our technology. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

GROSS PROFIT (LOSS): Gross profit (loss) as a percentage of revenue, or gross margin, was (53%) for the year ended March 31, 2005 as compared to gross margin of (69%) for the fiscal year ended March 31, 2004 and gross margin of (330%) for the year ended March 31, 2003. Although gross margin has improved, we maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing operating costs. Fiscal year 2005 margin improvements were offset by inventory valuation adjustments related to valuation of our work in process cell inventory and lower of cost or market tests for our early launch and US sourced large format products. We have successfully transitioned our battery manufacturing and N-Charge(TM) product assembly operations to contract manufacturers in Asia. As of April 2005, we completed the transition of our powder manufacturing to our WFOEs in Suzhou, China. We are transitioning additional manufacturing including pack assembly to our WFOE's in Suzhou, China in fiscal 2006. We expect cost of sales to continue to decrease during fiscal 2006 as a percentage of sales as production volumes continue to increase, as we continue to implement our lower-cost manufacturing strategy, and as we launch higher-margin products.

OPERATING EXPENSES:

The following table summarizes our operating expenses during each of the past three fiscal years:


                                                    FISCAL YEAR ENDED
                      (Dollars in thousands)              March 31, 2005   % Change    March 31, 2004   % Change   March 31, 2003
Operating Expenses:
   Research and product development......................   $     7,682      (11%)       $     8,638       (7%)     $      9,293
   Marketing.............................................         4,292      (12%)             4,880        52%            3,210
   General and administrative............................        12,933       13%             11,415        13%           10,140
   Depreciation and amortization.........................           884      (58%)             2,109       (24%)           2,790
   Gain on disposal of assets............................        (5,257)   24934%                (21)        5%              (20)
   Restructuring charge..................................             -     (100%)               926       100%                0
   Contract settlement charge, INI.......................           957      (69%)             3,046       100%                0
   Contract settlement charge, other.....................           499      100%                  -         -                 -
   Asset impairment charge...............................            87      (99%)            13,660      5195%              258
                                                           -------------  -----------     -----------   ----------    ------------
       Total Operating Expenses..........................       $22,077      (51%)           $44,653        74%          $25,671
                                                           =============  ===========     ===========   ==========    ============
  % of total revenue.....................................           207%                         473%                       1004%


We continued to focus on our operating expense management throughout fiscal 2005. Operating expenses as a percentage of revenue decreased to 207% in fiscal 2005 versus 473% in fiscal 2004 and 1004% in fiscal 2003. The decrease is the result of our focus on expense reductions during fiscal 2005, our final settlement with the INI, the gain on the sale of our Mallusk, Northern Ireland facility, and reduced impairment and depreciation expenses related to our assets as we finalized our transition plans. The decrease in operating expense as a percent of revenue was offset by increases in general and administrative expenses related to compliance with the Sarbanes-Oxley Act of 2002 and our relocation of manufacturing and development operations to China as well as settlements of other contracts. Of our operating expenses in fiscal 2005, 2004 and 2003, $2.1 million, $17.6 million and $258,000, respectively, related to the changes in our business plan and subsequent closure of our Northern Ireland facility and the sale of our Henderson, Nevada facility, representing 20%, 187% and 10% of revenue in each of these fiscal years. We expect to continue to improve our operating expenses as a percentage of sales during fiscal 2006 through the transfer of additional operations to Asia and continued revenue growth.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $7.682 million in fiscal 2005, $8.638 million in fiscal 2004, and $9.293 million in fiscal 2003. We achieved year over year decreases in research and development in fiscal 2005 and fiscal 2004 of 11% and 7%, respectively. Decreases in research and development expenses were the result of cessation of process development work in our Northern Ireland facility and reductions in research headcount, temporary staff, and consulting expenses and material costs in our Henderson, Nevada facility. These decreases were offset by increases in development spending to expand the Saphion(R) family of products. We expect to continue to achieve reductions in research and product development expenses as we improve our product development efficiency and transition portions of our development efforts to Asia.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. After expanding our marketing expenses in fiscal 2004 to increase staffing, advertising and promotions to support brand awareness and expansion of sales channels for our products, we eliminated the lower performing of these programs and achieved 12% decrease in marketing expenses in fiscal 2005 as compared to fiscal 2004 while achieving over 20% growth in product revenue. Specifically, in fiscal 2005, we reduced expenses related to our N-Charge Power system lead generation and media advertising as well as reduced consulting related to the European market development. We expect marketing expenses to grow modestly in fiscal 2006 as we continue to expand and develop our channels, grow our worldwide sales team, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate related expenses, including our China initiatives. General and administrative expenses of $12.933 million in fiscal 2005 represented an increase of $1.518, or 13%, over general and administrative expenses in fiscal 2004. Fiscal year 2004 general and administrative expenses of $11.415 million represented a 13% increase over fiscal 2003 expenses. The year over year increases in general and administrative expense in fiscal 2005 and fiscal 2004 are caused by our ongoing relocation and establishment of manufacturing and development operations to China, increased costs of compliance with the Sarbanes-Oxley Act of 2002, and costs related to shutting down our Northern Ireland facility.

OTHER COSTS RELATED TO OUR MANUFACTURING TRANSITION

IMPAIRMENT CHARGE: An impairment charge of $87,000 was recorded during the second quarter of fiscal 2005. As a result of our decision to relocate manufacturing operations from our leased Henderson, Nevada facility to a newly-formed subsidiary in Suzhou, China, equipment and fixtures in the Nevada facility would not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as we estimate that there will be no future cash flows from these assets.

During the second quarter of fiscal 2004, we recorded an impairment charge of approximately $13.7 million. The charge was recorded pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the second quarter of fiscal 2004, we arrived at our decision to transfer manufacturing from our Northern Ireland facility to low-cost manufacturing regions, including China and consequently determined that the carrying value of certain manufacturing assets at our Northern Ireland facility exceed expected future cash flows from these assets. Additionally, we determined that the future cash flows expected to be generated from certain technology we acquired from Telcordia in December 2000 did not exceed their carrying value. The impairment charge was recorded against property, plant, and equipment and intellectual property with a carrying value of $19.5 million to recognize these assets at their fair value. Fair value was determined based on estimated future cash flows to be generated by these assets, discounted at our market rate of interest of 8%.

During the fourth quarter of fiscal 2003, we recorded an impairment charge of $258,000 on our property in Henderson, Nevada related to the planned sale of this facility. We estimated that the future cash flows expected from the sale of this facility were less than the asset carrying value and adjusted the assets to their fair value accordingly.

CONTRACT SETTLEMENT CHARGES:

During fiscal 2005, we recorded contract settlement charges totaling $1.456 million:

          (Dollars in thousands)               FISCAL 2005
INI Settlement                                          $ 957
Joint Venture                                             224
Supplier Contract Terminations                            275
                                            ------------------
Total                                                 $ 1,456
                                            ==================



INI SETTLEMENT: Since 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for our former manufacturing facility located in Mallusk, Northern Ireland, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, we and INI entered into a settlement agreement pursuant to which INI agreed to release us of all outstanding claims and other obligations owing to INI in connection with grants previously provided to us. Under the terms of the settlement agreement we agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. On December 6, 2004, we funded an initial payment of (pound)150,000 and used the net proceeds from the sale of our Northern Ireland manufacturing facility to fund an additional (pound)1.54 million. During Q4 of fiscal 2005, we funded the remaining (pound)307,000 ($589,000) related to the cash portion of the settlement from the net proceeds from equipment sales. In addition, in order to fund the (pound)1 million common stock payment, we issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement, we recorded an additional charge of $957,000 during the third quarter of fiscal 2005.

JOINT VENTURE SETTLEMENT: On November 17, 2004, we entered into a settlement agreement with Baoding Fengfan Group Limited Liability Company, Ltd., or Fengfan and Baoding Fengfan - Valence Battery Company, Ltd., or the JV Company. Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. We agreed to make compensation payments to the JV Company and to Fengfan totaling approximately $224,000 and to make equipment purchases from the JV Company of approximately $276,000. To date, we have made compensation payments of $157,092 and completed all of the equipment purchases. The $67,325 final compensation payment will be made upon final dissolution of the JV legal entity by Fengfan. We recorded a contract settlement charge of $224,217 in the third quarter of fiscal 2005 for the compensation payments and capitalized equipment purchases as the payments were made.

SUPPLIER CONTRACT TERMINATIONS: During the third quarter of fiscal 2005, as a result of our relocating our core operations to China and selection of lower-cost suppliers, we terminated two supplier contracts related to producing product and manufacturing capital equipment. In settlement of these contracts, we expect to pay these suppliers termination fees which include the settlement expenses accrued in fiscal 2005 of approximately $275,000.

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

GAIN ON SALE OF ASSETS: Gain on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility was $5.257 million in fiscal 2005. The majority of the gain is related to the sales of our Northern Ireland facility completed on December 22, 2004. Additionally, we determined that the equipment was not required in our manufacturing and development operations in Suzhou, China, and was sold for fair value. See Notes to Consolidated Financial Statements, Note 8, Property, Plant and Equipment.

DEPRECIATION AND AMORTIZATION, INTEREST EXPENSE, AND OTHER EXPENSES

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $884,000, $2.109 million, and $2.790 million for fiscal years ended March 31, 2005, 2004, 2003, respectively. The decrease in depreciation expenses resulted from the assets in our Northern Ireland facility being classified as held for sale and not depreciated beginning in the third quarter of fiscal 2005, the impact of the impairment charges to intellectual property and property, plant, and equipment and the impact of the sale of our Henderson, Nevada facility.

INTEREST EXPENSE. Interest expense relates to mortgages on our Northern Ireland facility as well as interest on our long-term debt to stockholder. We completed the sale of our Northern Ireland facility and paid off the mortgages on December 22, 2004. Interest expense was $4.262 million, $4.059 million and $4.172 million for the fiscal years 2005, 2004, 2003, respectively.

COST OF WARRANTS. In November 2003, we agreed to extend the time period in which a warrant holder was able to exercise its warrants. The warrant exercise period originally ended on July 27, 2003, and was extended to July 27, 2004, at which time the warrants terminated unexercised. The non-cash expense related to the exercise period extension of $181,000 was determined using the Black-Scholes model, with risk free rate of 1.04%, expected life of 0.75 years, and volatility of 69.88.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     At March 31, 2005, our principal sources of liquidity were cash and cash equivalents of $2.5 million and $6 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. Subsequent to March 31, 2005 we have drawn down an additional $5 million of this prior commitment. On June 13, 2005 we entered into a new $20 million funding commitment with Mr. Berg to provide funding in the form of equity or a secured loan on terms to be negotiated. This new commitment can be reduced by Mr. Berg by the amount of net proceeds received in a debt or equity transaction with a third party.

     At March 31, 2005, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following June 15, 2005 and September 15, 2005). Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If we do not redeem the shares when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of our common stock during the three days ending on and including the conversion date.

     Our current forecast projects that these sources of liquidity will be sufficient for at least the twelve months following March 31, 2005. This forecast assumes product sales during fiscal 2006 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations, of between $2.5 - $5.0 million per quarter, and expect additional revenues from the sale of the U-Charge(TM) Power System into large-format applications and direct cell sale activities. We also anticipate further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with continuing efforts in China.

     Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2006.

     The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2005, 2004, and 2003:



                (Dollars in thousands)                         March 31, 2005    March 31, 2004     March 31, 2003
Net cash flows provided by (used in):
Operating activities..................................           $ (33,125)        $ (29,131)         $ (32,484)
Investing activities..................................               7,021            (3,305)              (706)
Financing activities..................................              25,625            28,357             38,999
Effect of foreign exchange rates......................                 287               155                184
                                                              -----------------  ---------------   ----------------
Net increase (decrease) in cash and cash equivalents             $    (192)        $  (3,924)         $   5,993
                                                              =================  ===============   ================



     Our use of cash from operations during fiscal 2005, fiscal 2004, and fiscal 2003 was $33.125 million, $27.063, and 32.484 million, respectively. The cash used for operating activities during all periods was primarily for operating losses and working capital. Cash used for operating loss in fiscal 2005 was higher than in fiscal 2004 primarily from the impact of contract settlement agreements and increases in some of the operating expenses as described above in the section titled "Operating Expenses" offset by reductions in gross profit loss.

     In fiscal 2005, we received net cash from investing activities of $7.021 million. The cash provided from investing activities during fiscal 2005 related primarily to the sale of our Northern Ireland facility as described in the Notes to Consolidated Financial Statements, Note 8, Property, Plant, and Equipment, and offset by purchases of property, plant and equipment, primarily for enterprise software and manufacturing fixtures and our investment in our China subsidiaries. During fiscal 2005, the effect of deconsolidation of our China joint venture, as described in Notes to Consolidated Financial Statements, Note 19, Joint Venture, was to reduce cash by $913,000, as the assets, liabilities, and operating results of the joint venture are no longer being consolidated into our financial statements. During fiscal 2004, purchases of property, plant and equipment in our joint venture were offset by our sale of the Henderson, Nevada facility resulting in $3.305 million using in investing activities.

     We obtained net cash from financing activities of $25.625 million and $28.357 million during the fiscal 2005 and 2004, respectively. The 2005 financing included $25.0 million from our Berg & Berg equity lines, net proceeds from the sale common stock to a third party institutional investor, and less cash used for the payoff of long-term debt related to the sale of our Northern Ireland facility.

     As a result of the above, we had a net decrease in cash and cash equivalents of $192,000 during fiscal 2005, a net decrease of $3.924 during fiscal 2004, and a net increase of $5.993 million during fiscal 2003.

     RELATED PARTY TRANSACTIONS

     In June of 2005, we entered into a $20 million funding commitment with Mr. Carl Berg. The commitment is to provide funding in the form of equity or a secured loan on terms to be negotiated. This new commitment can be reduced by Mr. Berg by the amount of net proceeds received in a debt or equity transaction with a third party.

     In June of 2004, we entered into a $20 million backup equity funding commitment with Mr. Carl Berg. The commitment allows us to request Mr. Berg or an affiliate company to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. This commitment can be reduced by Mr. Berg by the amount of net proceeds received by us from the sale of building or equipment from our Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. Since June 2004, we have received net proceeds from these transactions in an aggregate amount equal to $16.6 million. As of the date hereof, Mr. Berg has not requested that his commitment be reduced by this amount. As of March 31, 2005, there was $6 million available on this commitment and we have subsequently drawn down $5 million of this remaining committed amount.

     On June 10, 2003, Berg & Berg, an affiliate of Carl Berg, a director and principal shareholder of ours, committed to provide us $10 million in fiscal 2004, increasing its total available remaining financing commitments to $14 million ($10 million under this new financing commitment and $4 million under a then-existing commitment). Berg & Berg agreed to fund the $14 million commitments by purchasing shares of common stock from time to time as requested by us at the then-current market price. At March 31, 2005, we had fully utilized this financing commitment.

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

     In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

     CAPITAL COMMITMENTS AND DEBT

     At March 31, 2005, we had commitments for capital expenditures for the next 12 months of approximately $100,000 relating to the implementation of our enterprise software system. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

     Our cash obligations for short-term and long-term debt, net of unaccreted discount consisted of:


(Dollars in thousands)                                      March 31, 2005
                                                       --------------------
1998 long-term debt to Berg & Berg                                  14,950
2001 long-term debt to Berg & Berg                                  20,000
Interest on long-term debt                                          12,536
                                                       --------------------
Total long-term debt                                              $ 47,486
                                                       ====================

     Repayment obligations of short-term and long-term debt principal are:


                                2005          2006           2007           2008       THEREAFTER        TOTAL
                            -------------  ------------   ------------  -------------  ------------   ------------
                                                            (dollars in thousands)
Principal repayment                                                  34,950                              34,950


     If not converted to common stock prior to maturity, the redemption obligation for the Series C-1 and Series C-2 Preferred Stock is $8.6 million on December 15, 2005. If the shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require that we convert all or part of the redeemed shares at a share price of 95% of the lowest closing bid price of our common stock during the three days ending on and including the conversion date.

     If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

INFLATION

     Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of these deferred provisions in 2004 had no effect on the Company's financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that an entity measure the cost of equity based service awards using the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability based service awards using its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes that it will likely have a material effect on its financial position and results of operations.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of March 31, 2005, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                  PAYMENT DUE BY PERIOD
                                   ----------------------------------------------------------------------------
                                                   LESS THAN                                       MORE THAN
CONTRACTUAL OBLIGATIONS               TOTAL         ONE YEAR        1 - 3 YEARS    3 - 5 YEARS      5 YEARS
-------------------------------    ------------    ------------    ------------    ------------    ------------
Long-term debt obligations         $    47,486       $       -      $   47,486       $       -       $       -
Operating lease obligations              2,009             886           1,123               -               -
Purchase obligations                     3,600           3,600               -               -               -

                                   ------------    ------------    ------------    ------------    ------------
Total                              $    53,095       $   4,486      $   48,609       $       -       $       -
                                   ============    ============    ============    ============    ============




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


                          RISKS RELATED TO OUR BUSINESS

WE MAY BE REQUIRED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

     At March 31, 2005, our principal sources of liquidity were cash and cash equivalents of $2.5 million and $6 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. Subsequent to March 31, 2005 we have drawn down an additional $5 million of this prior commitment. On June 13, 2005 we entered into a new $20 million funding commitment with Mr. Berg to provide funding in the form of equity or a secured loan on terms to be negotiated. This new commitment can be reduced by Mr. Berg by the amount of net proceeds received in a debt or equity transaction with a third party.

     At March 31, 2005, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following June 15, 2005 and September 15, 2005).

Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If we do not redeem the shares when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of our common stock during the three days ending on and including the conversion date.

     Our current forecast projects that these sources of liquidity will be sufficient for at least the twelve months following March 31, 2005. This forecast assumes product sales during fiscal 2006 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations, of between $2.5 - $5.0 million per quarter, and expect additional revenues from the sale of the U-Charge(TM) Power System into large-format applications and direct cell sale activities. We also anticipate further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with continuing efforts in China.

     Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next 12 months..

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

WE HAVE A HISTORY OF LOSSES, HAVE AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $461.3 million as of March 31, 2005. We had negative working capital of $1.6 million as of March 31, 2005, and have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We may continue to incur operating losses and negative cash flows during fiscal 2006. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss of $31.4 million for the fiscal year ended March 31, 2005 and a net loss of $55.0 million for the fiscal year ended March 31, 2004. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

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

We have now and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2005, we had approximately $47.2 million of total consolidated indebtedness. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During fiscal 2005, three customers, D&H Distributors, PC Connection, and Best Buy accounted for a combined 46% of our revenue. During fiscal 2004, Best Buy accounted for 30% of revenue. During fiscal 2003, two customers, Alliant Techsystems Inc. and Pabion Corporation, Ltd., each accounted for more than 10% of total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

o import and export licensing requirements in China or other countries where we intend to conduct business may reduce or eliminate our ability to sell or license in certain markets; and

o political and economic instability in China or other countries where we intend to conduct business may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries.

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

To be successful, we must cost-effectively manufacture commercial quantities of our batteries that meet customer specifications. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners. We currently manufacture our batteries and assemble our products in China and Taiwan. We intend to transition additional operations to Asia over the course of fiscal 2006. As a consequence, we are dependent on the performance of our manufacturing partners to manufacture and deliver our products to our customers. If any of our manufacturing partners is unable to continue to manufacture product in commercial quantities on a timely and efficient basis, we could lose customers and adversely impact our ability to attract future customers.

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

     We currently have relationships with manufacturers in China for the production of our products and have transitioned our core operations to China.

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

CHINA CURRENCY EXCHANGE ISSUES

We incur expenses and liabilities in both Chinese RMB and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Chinese RMB depends to a large extent on the PRC's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations, we can offer no assurance that the Chinese RMB will continue to remain stable against the U.S. dollar or any other foreign currency.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese RMB into foreign currency for current account items, conversion of Chinese RMB into foreign exchange for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Chinese RMB in the future. Because a significant amount of our operations are in China, any future restrictions on currency exchanges could have an adverse effect on our ability to do business in China.

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

As of June 3, 2005, our officers, directors and their affiliates as a group beneficially owned approximately 42.6% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 39.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On June 3, 2005, the closing price of our common stock was $3.02. If we are not able to maintain the requirements for continued listing on The NASDAQ SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 87,061,639 shares of common stock as of March 31, 2005. In addition, at March 31, 2005, we had 13,068,000 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C Convertible Preferred Stock issued on June 2, 2003, we expect that we may need to issue up to an additional 2,152,500 shares of our common stock (based on a conversion price of $4.00) and up to 352,900 shares upon exercise of the related warrant issued on June 2, 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2005. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.


                                2006          2007           2008           2009       Thereafter        Total
                            -------------  ------------   ------------  -------------  ------------   ------------
                                                            (dollars in thousands)
Liabilities:
Fixed rate debt:                    --          20,000            --            --             --          20,000
Variable rate debt                  --          14,950            --            --             --          14,950



Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 8 FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements and notes thereto appear on pages F-3 through F-22.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management does not expect that our control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Our management's report on internal control over financial reporting, and the related report of our independent public accounting firm, are included in our annual report on Form 10-K under Management's Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting , respectively, and are incorporated by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the fourth quarter of 2005, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we implemented or revised certain internal control procedures which affect financial reporting. The changes enhanced controls already in place or introduced new controls implemented to remove or reduce reliance on compensating controls. The most significant changes were made in the area of inventory and information technology systems.

ITEM 9B OTHER INFORMATION

On June 13, 2005 as part of the transition of our operations to China and the recent appointment of JR Hwang as President of Asia-Pacific Operations, Joseph Lamoreux resigned his position as Chief Operating Officer. Mr. Lamoreux will remain employed by the Company and will continue to assist in the transition of our operations to China and will perform other duties assigned to him by the Chief Executive Officer.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following persons serve as our directors:

DIRECTORS                                          AGE                    PRESENT POSITION
---------                                          ---                    ----------------
Carl E. Berg (2).............................       67    Director
Stephan B. Godevais..........................       43    Director and Chairman of the Board
Bert C. Roberts (1)..........................       62    Director
Alan F. Shugart (1)(2).......................       74    Director and Chairman of the Audit Committee
Vassilis G. Keramidas (1)                           66    Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

The following persons serve as our executive officers:

Executive Officers                                 Age                    Present Position
------------------                                 ---                    ----------------
Stephan B. Godevais.........................        43    President and Chief Executive Officer
JR Hwang*                                           56    President of Asia-Pacific Operations
Dean Bogues                                         47    Vice President of Sales and Marketing
Kevin W. Mischnick..........................        38    Vice President of Finance and Assistant Secretary
Roger A. Williams...........................        57    General Counsel and Assistant Secretary
*Mr. Hwang started with the Company on April 4, 2005


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

Vassilis G. Keramidas. Dr. Keramidas joined us as a directors in August 2004. Dr. Keramidas has extensive experience in the development and commercialization of intellectual property and new energy storage technologies and has served as the managing director of Keramidas International Associates LLC, a consulting firm in the area of intellectual property, research management and corporate collaborative research, since May 2003. From 1997 to 2003, Dr. Keramidas served as vice president and research scientist for Telcordia Technologies, an international energy storage and memory technologies company. Dr. Keramidas has authored or co-authored 165 technical publications and holds several patents.

JR HWANG. Mr. Hwang joined us in April 2005 and serves as President of Asia-Pacific Operations. From 1999 to 2005 he served as managing director of Pareto Co. Ltd., a chemical manufacturing company, where he led new product development and marketing and sales of chemicals and components to the electronics industry. Mr. Hwang also has more than a dozen years of direct experience in chemical & metallurgical engineering and research. Mr. Hwang holds several degrees, including a Doctorate in chemical metallurgy and materials processing from Stanford University and a Master of Business Administration from Case Western Reserve University.

DEAN BOGUES. Mr. Bogues joined us in December 2004 and serves as our Vice President of Sales and Marketing. From 1999 to 2004, Mr. Bogues served as Director of Enterprise Sales for Dell Inc., a computer and peripherals company, where he directed sales of server and storage products in the government, education, and healthcare markets. From 1993 to 1999 Mr. Bogues was General Manager of the Datacenter Solutions Division for American Power Conversion Corp., a manufacturer of uninterruptible power supplies, where he built and led a new worldwide business consisting of industry breakthrough modular, fault-tolerant, network-managed power protection systems. From 1979 to 1993 Mr. Bogues served in various positions with Hewlett-Packard, a computer and electronics company. Mr. Bogues holds a Bachelor of Science in Electrical Engineering from Worcester Polytechnic Institute..

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

ROGER WILLIAMS. Mr. Williams joined us in April 2001 and serves as our General Counsel and Assistant Secretary. Mr. Williams has been a practicing intellectual property attorney for 30 years, having practiced in both private and corporate positions. From 1991 to 2001, Mr. Williams served as Chief Patent Counsel and Associate General Counsel for the pharmaceutical company G.D. Searle & Co. Mr. Williams has his Juris Doctorate degree from Drake University Law School and a Bachelor of Science in Chemistry from Western Illinois University. He is a member of the California and Indiana Bars.

AUDIT COMMITTEE FINANCIAL EXPERT

     On behalf of the Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. We currently do not have a financial expert on our audit committee.

CODE OF ETHICS

     We have adopted a Code of Ethics and Business Conduct applicable to all of our employees, including our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Ethics and Business Conduct is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Ethics and Business Conduct is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Valence Technology, Inc., 6504 Bridge Point Parkway, Suite 415, Austin, Texas 78730, Attn: General Counsel or should be made by telephone by calling General Counsel at (888) 825-3623.

     We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics and Business Conduct that apply to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics and Business Conduct described in Item 406(b) of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, other than as described below, during the fiscal year ended March 31, 2005, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.

The Form 4 filed by Mr. Carl Berg as an individual, as managing member of Berg & Berg Enterprises, LLC, and as President of West Coast Venture Capital, Inc. on June 30, 2004 inadvertantly disclosed a purchase of 910,746 shares of our common stock as 877,193 shares. This reporting error of 33,553 shares was corrected in subsequent filings.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2005 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended March 31 indicated below.

*Mr. Lamoreux resigned his position as COO on June 13, 2005.

                                                                                       Long-Term
                                                     Annual Compensation          Compensation Awards
                                                 ----------------------------   -------------------------
                                                                                  Securities Underlying
Name and Principal Position       Fiscal Year       Salary          Bonus                Options
--------------------------------  -------------  -------------   ------------   -------------------------
Stephan B. Godevais                   2005          $ 500,000      $       -                      50,000
Chairman of the Board, Chief          2004          $ 500,000      $       -                           -
Executive Officer and                 2003          $ 500,000      $       -                     350,000
President

Joseph F. Lamoreux                    2005          $ 230,000      $   3,087                     100,000
Chief Operating Officer               2004          $ 202,308      $       -                      50,000
                                      2003          $ 200,000      $       -                     195,000

Kevin W. Mischnick                    2005          $ 150,000      $       -                      75,000
Vice President of Finance             2004          $ 147,115      $       -                           -
and Assistant Secretary               2003          $ 135,000      $  33,750                      74,652

Roger A. Williams                     2005          $ 180,000      $       -                      50,000
General Counsel and                   2004          $ 180,000      $       -                           -
Assistant Secretary                   2003          $ 180,000      $       -                      83,334



                        OPTION GRANTS IN LAST FISCAL YEAR

The following table shows for the fiscal year ended March 31, 2005, certain information regarding options granted to, exercised by, and held at year-end by the named executive officers:

*Mr. Lamoreux resigned his position as COO on June 13, 2005.

                                                INDIVIDUAL GRANTS
                          ------------------------------------------------------------
                          NUMBER OF                                                        POTENTIAL REALIZABLE VALUE
                         SECURITIES        PERCENT OF TOTAL                                  AT ASSUMED ANNUAL RATES
                         UNDERLYING        OPTIONS GRANTED     EXERCISE                    OF STOCK PRICE APPRECIATION
                           OPTIONS         TO EMPLOYEES IN     FOR BASE     EXPIRATION         FOR OPTION TERM (2)
                                                                                         -----------------------------
NAME                     GRANTED (#)       FISCAL YEAR (1)    PRICE ($/SH)     DATE              5%              10%
----------------------- --------------     ----------------- ------------- ------------- --------------- ----------------

STEPHAN B. GODEVAIS      50,000 (3)             2.78%            $3.35     11/16/2014        $105,340      $266,952

JOSEPH F. LAMOREUX       50,000 (3)             2.78%            $3.34      6/29/2014        $105,026      $266,255
                         50,000 (3)             2.78%            $3.35     11/16/2014        $105,340      $266,952

KEVIN W. MISCHNICK       40,000 (3)             2.22%            $3.34      6/29/2014        $ 84,021      $212,924
                         35,000 (3)             1.95%            $3.35       1/0/1900        $ 73,738      $186,867

ROGER A. WILLIAMS        30,000 (3)             1.67%            $3.34      6/29/2014        $ 63,015      $159,693
                         20,000 (3)             1.11             $3.35     11/16/2014        $ 42,136      $106,780






------------

(1) Options to purchase an aggregate of 1,799,000 shares were granted to employees in fiscal year 2005.

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

(3)  These options vest in 12 equal quarterly installments from the grant date.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

The following table shows (i) the number of shares acquired and value realized from option exercises by each of the named executive officers during the fiscal year ended March 31, 2005 and (ii) the number and value of the unexercised options held by each of the named executive officers on March 31, 2005:


                          SHARES                    NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                         ACQUIRED                        UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS
                            ON           VALUE            FISCAL YEAR-END (#)           AT FISCAL YEAR-END ($) (1)
                                                    ---------------------------------  -----------------------------
                         EXERCISE      REALIZED
NAME                        (#)           ($)         EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----------------------  ------------  ------------  -------------- ------------------  ------------  ---------------

Stephan B. Godevais         --            --            1,645,092            255,208    $  238,875      $ 121,125
Joseph F. Lamoreux          --            --              360,720            209,580    $  149,283      $  97,217
Kevin W. Mischnick          --            --              173,623             96,329    $   85,445      $  38,480
Roger A. Williams           --            --              184,312             89,322    $   90,291      $  37,166


---------

(1) Based on the last reported sales price of our common stock on the Nasdaq SmallCap Market on March 31, 2005 ($3.07), less the exercise price of the options multiplied by the number of shares underlying the option.

*Mr. Lamoreux resigned his position as COO on June 13, 2005.

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

     o Termination of Mr. Lamoreux's employment for any reason other than for cause; or

     o    Mr. Lamoreux resigns for good reason.

On June 13, 2005 Joseph Lamoreux resigned his position as Chief Operating Officer for personal reasons. Mr. Lamoreux will remain employed by the Company and will continue to assist in the transition of our operations to China and will perform other duties assigned to him by the Chief Executive Officer.

We have employment offer letters with each of our named executive officers that stipulate the initial salaries of each officer and the number of options to which the officer was initially entitled. Each letter specifies that either the employee or we, with or without cause, may terminate the employment at any time.

DIRECTORS' COMPENSATION. Our non-employee directors receive no cash compensation, for board or committee meetings, but are eligible to receive a $1,000 fee for each official quarterly board meeting, which would be paid in the form of stock options at the market price of the Company's common stock. In addition, director's are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are employees do not receive separate compensation for their services as directors, but are eligible to receive stock options under our 2000 Stock Option Plan.

Upon appointment to the Board of Directors, each non-employee director is entitled to receive $10,000 as a training fee. Each of our non-employee directors also receives stock option grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan, which we refer to as the Directors' Plan, or the 2000 Stock Option Plan. Only non-employee directors or an affiliate of those directors as defined in the Internal Revenue Code (the "Code") are eligible to receive options under the Directors' Plan. New directors will receive initial stock options to purchase 100,000 shares of common stock upon election to the Board. The per share exercise price for these options will be the fair market value of a share of our common stock on the day prior to the option grant date. These options will vest one-fifth on the first and second anniversaries of the date of grant of the options, and equal quarterly installments over the next three years. A director who had not received options upon becoming a director, received stock options to purchase 100,000 shares on the date of the adoption of the Directors' Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During the fiscal year ended March 31, 2005, the Compensation Committee consisted of Messrs. Shugart and Berg.

In July 1990, we entered into a loan agreement with Baccarat Electronics, Inc. Baccarat subsequently assigned all of its rights, duties and obligations under that agreement, as the same has been amended from time to time, to Berg & Berg, a company controlled by Carl Berg, a principal stockholder and one of our directors. The loan agreement, as amended, allowed us to borrow, prepay and re-borrow up to $15.0 million under a promissory note on a revolving basis. The loan bears interest at one percent over the interest rate on the lender's principal line of credit each year (approximately 9% at March 31, 2004). Effective December 31, 2001, we further amended the loan agreement to provide that Berg & Berg has no further obligations to loan or advance funds to us under this loan agreement, as amended. As of March 31, 2005, the principal balance and accrued and unpaid interest owing under the July 1990 loan agreement, as amended, totaled $14.95 million and $7.45 million, respectively. By amendment dated February 11, 2002, Berg & Berg agreed to extend the maturity date of the loan from September 30, 2005 to September 30, 2006. In fiscal 1998 and 1999, we issued warrants to purchase 594,031 shares of our common stock to Berg & Berg in conjunction with the amended loan agreement. The fair value of these warrants, totaling approximately $2,158,679, has been reflected as additional consideration for the loan from Baccarat.

In October 2001, we entered into a loan agreement with Berg & Berg. Under the terms of the loan agreement, Berg & Berg agreed to advance us up to $20.0 million between the date of the loan agreement and September 30, 2003. Interest on the loans accrues at 8.0% per annum, and all outstanding amounts with respect to the loans are due and payable on September 30, 2005. As of March 31, 2005, the principal balance and accrued and unpaid interest owing under this loan agreement totaled $20.0 million and $5.1 million, respectively . In conjunction with the loan agreement, Berg & Berg received a warrant to purchase 1,402,743 shares of our common stock at an exercise price of $3.208 per share. The warrants are immediately exercisable and expire on October 5, 2005.

On June 10, 2003 Berg & Berg committed to provide an additional $10 million equity commitment to supplement an existing $4 million commitment. We drew down $3 million under this commitment on each of March 5, April 19, May 24 and June 28, 2004 and $2 million on July 27, 2004 at the then-current market value of our common stock.

In June 2004, Mr. Carl Berg, a director and stockholder in the Company, agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. To date the Company has drawn down $19 million of this funding commitment.

On June 10, 2005 we entered into a new $20 million funding commitment with Mr. Berg to provide funding in the form of equity or a secured loan on terms to be negotiated. This new commitment can be reduced by Mr. Berg by the amount of net proceeds received in a debt or equity transaction with a third party.

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

                                NUMBER OF SECURITIES                                    NUMBER OF SECURITIES
                                 TO BE ISSUED UPON          WEIGHTED-AVERAGE             REMAINING AVAILABLE
                               EXERCISE OF OUTSTANDING     EXERCISE PRICE OF            FOR FUTURE ISSUANCE
                               OPTIONS, WARRANTS AND       OUTSTANDING OPTIONS,             UNDER EQUITY
          PLAN CATEGORY                 RIGHTS             WARRANTS AND RIGHTS            COMPESNATION PLANS
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders          9,228,153                   $4.53                      1,915,009

Equity compensation plans not
approved by security holders          1,925,000                   $6.45                              -

Total                                11,153,153                   $4.87                      1,915,009
-------------------------------------------------------------------------------------------------------------------


-------------
(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vested over the following four years. Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment offer letter. The exercise price of his options is $7.18 and they vested over the following four years.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of June 3, 2005, by:

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

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 89,152,479 shares of common stock outstanding on June 3, 2005. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Valence Technology, Inc., 6504 Bridge Point Parkway, Suite 415, Austin, Texas 78730.


                                                                                 Beneficial Ownership(1)
                                                                           ------------------------------------
Beneficial Owner                                                               Number of            Percent of
                                                                               Shares (#)            Total (%)
------------------------------------------------------------------------   --------------       ---------------
Carl E. Berg (2)                                                              36,108,662              39.7%
10050 Bandley Drive, Cupertino, CA 95014
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee; and Clyde J. Berg
10050 Bandley Drive, Cupertino, CA 95014 (3)                                   8,604,270               9.1%
Alan F. Shugart (4)                                                              543,310                *
Bert C. Roberts, Jr. (5)                                                         509,583                *
Vassilis Keramidas (6)                                                            21,607                *
Stephan B. Godevais (7)                                                        2,129,883               2.3%
JR Hwang (8)                                                                           -                *
Joseph F. Lamoreux (8)                                                           397,383                *
Dean Bogues (8)                                                                        -                *
Kevin W. Mischnick (8)                                                           192,967                *
Roger A. Williams (9)                                                            211,815                *
All directors and executive officers as a group (7 persons) (10)              40,177,294              42.6%

*        Indicates less than one percent.
--------------------

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 89,152,479 shares of common stock outstanding on June 3, 2005, adjusted as required by rules promulgated by the Commission.

(2) Includes 350,000 shares held directly by Mr. Berg; 325,763 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of June 3, 2005; 1,525,506 shares held by Berg & Berg Enterprises 401K Plan FBO Carl E. Berg, of which Mr. Berg is the Trustee; 94,000 shares held by Berg &Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer, of which Mr. Berg is the Trustee; 21,984,475 shares and 1,536,415 shares issuable upon exercise of warrants held by Berg & Berg Enterprises, LLC, of which Mr. Berg is the sole manager; 10,292,503 shares held by West Coast Venture Capital, Inc.(WCVC); and. Mr. Berg has sole voting and dispositive power with respect to 675,763, shares and shared voting and dispositive power with respect to 35,432,900 shares. Berg & Berg has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 25,140,396 shares. WCVC has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 10,292,503 shares.

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





(4) Includes 202,000 shares held by Mr. Shugart and 362,143 shares issuable upon exercise of options that are exercisable within 60 days of June 3, 2005.

(5) Includes 150,000 shares held by Mr. Roberts, 50,000 shares held indirectly through various entities, 10,000 shares held by his spouse and 340,833 shares issuable upon exercise of options that are exercisable within 60 days of June 3, 2005.

(6) Includes 2,857 shares held by Mr. Keramidas and 18,750 shares issuable upon exercise of options that are exercisable within 60 days of June 3, 2005.

(7) Includes 365,000 shares held by Mr. Godevais and 1,764,883 shares issuable upon exercise of options that are exercisable within 60 days of June 3, 2005.

(8) All shares are issuable upon exercise of options that are exercisable within 60 days of June 3, 2005.

(9) Includes 12,000 shares held by Mr. Williams and 199,815 shares are issuable upon exercise of options that are exercisable within 60 days of June 3, 2005.

(10) Includes 5,138,953 shares issuable upon exercise of options and warrants that are exercisable within 60 days of June 3, 2005.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as described in Item 11 and below, there were no related party agreements or business transactions in fiscal 2005 that would require disclosure under this Item 13.

On January 4, 2005, the company appointed Dean F. Bogues to serve as Vice President of Sales and Marketing. Under the terms of Mr. Bogues' employment agreement he will receive an annual salary of $200,000 per year and is eligible for a bonus under a sales incentive compensation program with a target bonus payment of 50% of his annual base salary. Mr. Bogues also received stock options to purchase 220,000 shares of the Company's common stock at an exercise price of $3.21 per share, vesting over a period of four years. Under the terms of his agreement, if within the first 24 months following his initial start date, any of the following events occur:

          o liquidation or a change of control (excluding an acquisition by Carl Berg or an affiliate company of more than 50% of our voting stock, which will not constitute a change of control)

          o the Company terminates Mr. Bogues's employment for any reason other than for Good Cause(as defined in the employment agreement), or

          o Mr. Bogues resigns for Good Reason (as defined in the employment agreement)

Mr. Bogues is entitled to a lump sum payment of $100,000 and continued group health insurance coverage or paid COBRA coverage for six months following termination of resignation.

On April 4, 2005, the Company entered into an employment agreement with Mr. Jin-Rong (JR) Hwang. Mr. Hwang serves as the Company's President of Asia-Pacific Operations and is responsible for the day-to-day operation and management of the Company's Asia-Pacific Operations business and affairs. Mr. Hwang receives an annual salary of $250,000. In connection with his employment, Mr. Hwang was granted options to purchase 250,000 shares of the Company's common stock with an exercise price of $3.10 per share. The options vest 25% on the first anniversary of his employment with the Company with the remaining 75% to vest quarterly over the three years thereafter. Under the terms of the agreement, the Company has agreed to pay Mr. Hwang a lump sum payment of $125,000 and six months of COBRA benefit payments if Valence is acquired or dissolved during the 24 months following the date of his hire and as a result Mr. Hwang is terminated or forced to resign.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the aggregate fees billed to the Company for fiscal 2005 and 2004 by Deloitte & Touche LLP:


                            Year Ended March 31,          Percentage of Services
                        -----------------------------    -------------------------
                            2005            2004             2005        2004
                        -------------    ------------    -------------------------
Audit fees              $    396,238     $   164,000          44%         67%
Audit-related fees      $     30,374     $     9,500           3%     $    0
Tax fees                $     65,022     $    71,000           7%         29%
All other fees          $    400,128               -            -           -
                        -------------    ------------    -------------------------
Total fees              $    891,762     $   244,500         100%        100%
                        =============    ============    =========================



     "Audit Fees" billed during fiscal 2005 and 2004 were for professional services rendered for the audit of our financial statements. "Audit-Related Fees" for fiscal 2005 were for services related to reviews of a Form S-3 filed with the Securities and Exchange Commission. "Audit-Related Fees" in fiscal 2004 were for services related to accounting consultation and reviews of a Form S-3 filed with the Securities and Exchange Commission. "Tax Fees" consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. "All Other Fees" in fiscal 2005 were for consulting related to preparation of the Company for documentation of its internal controls under the requirements Section 404 of the Sarbanes-Oxley Act of 2002..

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

     (3) EXHIBITS - See Exhibit Index on pages [53-58] of this Annual Report on Form 10-K.

(b) The Company filed the following reports on Form 8-K during the last quarter of the period for which this Annual Report on Form 10-K covers:

          (i)  Form 8-K filed January 10, 2005 reporting under Items 1.01 and
               9.01.

          (ii) Form 8-K filed January 12, 2005, reporting under Items 8.01 and 9.01.

          (iii) Form 8-K filed January 20, 2005, reporting under Items 1.01 and 9.01.

          (iv) Form 8-K filed February 9, 2005, reporting under Items 2.02 and 9.01.

          (v) Form 8-K filed February 15, 2005, reporting under Items 8.01 and 9.01.

          (vi) Form 8-K filed February 16, 2005, reporting under Item 3.02.

          (vii) Form 8-K filed March 3, 2005, reporting under Items 8.01 and
                9.01.

          (viii) Form 8-K filed March 16, 2005, reporting under Item 3.02.

          (ix) Form 8-K filed March 22, 2005, reporting under Items 8.01 and
                9.01.

(c)  See Exhibit Index on pages 42-44 of this Form 10-K Annual Report.

(d)  None.


EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION

3.1 (1)                Second Restated Certificate of Incorporation of the Company.

3.2 (2)                Amendment to the Second Restated Certificate of Incorporation of the Company.

3.3 (3)                Certificate of Designations, Preferences and Rights of Series C1 Convertible Preferred
                       Stock.

3.4 (3)                Certificate of Designations, Preferences and Rights of Series C2 Convertible Preferred
                       Stock.

3.5 (4)                Second Amended and Restated Bylaws of the Company.

4.1 (5)                Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC.

4.2 (6)                Warrant to Purchase Common Stock, issued June 2, 2003 (to Riverview Group, LLC)

4.3 (1)                Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1990

4.4 (1)                Amendment No. 1 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 15, 1991 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.5 (1)                Amendment No. 2 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.6 (1)                Amendment No. 3 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated August 17, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.7 (7)                Amendment No. 4 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated September 1, 1997 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.8 (8)                Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.9 (7)                Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises, LLC).

4.10 (9)               Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat
                       Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC).

4.11 (4)               Amendment No. 7 to Original Loan Agreement between the Company and Berg & Berg
                       Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001.

4.12 (9)               Amendment No. 8 to Original Loan Agreement and Amendment to Second Amended Promissory Note
                       between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat
                       Electronics, Inc.), dated February 11, 2002.

4.13 (10)              Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC.

4.14 (10)              Security Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises,
                       LLC.

4.15 (10)              Promissory Note dated October 5, 2001 issued by the Company to Berg & Berg Enterprises,
                       LLC.

4.16 (11)              Amendment to Loan Agreements with Berg & Berg dated November 8, 2002 (Amendment No. 1 to
                       October 5, 2001 Loan Agreement and Amendment No. 9 to 1990 Baccarat Loan Agreement).

4.17 (12)              Amendment to Loan Agreements with Berg & Berg dated October 23, 2004 (Amendment No. 2 to
                       October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement).
10.1 (13)              1990 Stock Option Plan as amended on October 3, 1997.


10.2 (14)              1996 Non-Employee Directors' Stock Option Plan as amended on October 3, 1997.

10.3 (15)              Valence Technology, Inc. Amended and Restated 2000 Stock Option Plan.

10.4 (16)              Employment Agreement with Stephan B. Godevais dated May 2, 2001.

10.5 (16)              Employment Offer Letter with Joseph Lamoreux dated May 21, 2001.

10.6 (17)              Option Agreement for Stephan Godevais dated May 2, 2001.



10.7 (17)              Option Agreement for Joseph Lamoreux dated June 4, 2001.

10.8 (17)              Option Agreement for Terry Standefer dated August 20, 2001.

10.9 (18)              Form of Indemnification Agreement entered into between the Company and its Directors and
                       Officers.

10.10 (16)             Registration Rights Agreement with West Coast Venture Capital, Inc. (the 1981 Kara Ann
                       Berg Trust) dated January 13, 2001.

10.17 (19)             Joint Venture Contract with Fengfan Group Limited Liability Company dated July 8, 2003.

10.18 (19)             Contract for Technology Investment with Baoding Fengfan Group Limited Liability Company and Baoding Fengfan-Valence Battery Co., Ltd. dated July 8, 2003.

10.19 (19)             Export Sales Contract with Baoding Fengfan-Valence Battery Co., Ltd. dated July 8, 2003.

10.20 (19)             Equipment Contribution Contract with Baoding Fengfan Group Limited Liability Company dated
                       July 8, 2003.

10.21 (19)             Amended Employment Agreement with Stephan Godevais dated September 15, 2003.

10.22 (19)             Amended Employment Agreement with Joseph Lamoreux dated September 18, 2003.

10.23 (19)             Amended Employment Agreement with Terry Standefer dated September 18, 2003.

10.24 (20)             Purchase and Sale Agreement and Escrow Instructions between Valence Technology Nevada,
                       Inc. and Mars Partners, dated August 8, 2003.

10.25 (21)             Equity Line of Credit Term Sheet, dated June 11, 2004 between the Company and Carl E. Berg.

10.26 (22)             Employment Agreement with Dean F. Bogues dated December 2, 2004.

10.27 (23)             Letter Agreement with Joseph Lamoreux dated January 13, 2005.

10.28 (3)              Securities Purchase Agreement, dated November 30, 2004.

10.29 (3)              Amendment and Exchange Agreement, dated November 30, 2004.

10.30 (24)             Letter dated April 1, 2005, by and between Valence Technology, Inc. and Jin-Rong Hwang.

10.31                  Summary of Board of Directors Compensation.

10.32                  Summary of Executive Officers' Compensation.

21.1                   List of subsidiaries of the Company.

23.1                   Consent of Independent Registered Public Accounting Firm.

24.1 (25)              Powers of Attorney.

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

                 (2)   Incorporated by reference to the exhibit so described in the Company's Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

                 (3)   Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on
                       December 1, 2005.

                 (4)   Incorporated by reference to the exhibit so described in the Company's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange
                       Commission on July 1, 2002.

                 (5)   Incorporated by reference to the exhibit so described in the Company's Quarterly Report on
                       Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and
                       Exchange Commission on February 19, 2002.

                 (6)   Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June
                       3, 2003.

                 (7)   Incorporated by reference to the exhibit so described in the Company's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange
                       Commission on June 30, 2003.

                 (8)   Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on
                       August 4, 1998.

                 (9)   Incorporated by reference to the exhibit so described in the Company's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 2001, and filed with the Securities and
                       Exchange Commission on July 1, 2002.

                 (10)  Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 filed with the Securities and
                       Exchange Commission on February 19, 2002.

                 (11)  Incorporated by reference to the exhibit so described in the Company's Quarterly Report on
                       Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and
                       Exchange Commission on November 14, 2002.

                 (12)  Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on
                       November 5, 2004.

                 (13)  Incorporated by reference to the exhibit so described in the Company's Registration
                       Statement on Form S-8 (File No. 333-43203) filed with the Securities and Exchange
                       Commission on December 24, 1997.




                 (14)  Incorporated by reference to the exhibit so described in the Company's Registration
                       Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange
                       Commission on March 17, 1999.

                 (15)  Incorporated by reference to the exhibit so described in the Company's Registration
                       Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange
                       Commission on December 6, 2002.

                 (16)  Incorporated by reference to the exhibit so described in the Company's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange
                       Commission on July 2, 2001.

                 (17)  Incorporated by reference to the exhibit so described in the Company's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 2002, and filed with the Securities and
                       Exchange Commission on July 1, 2002.

                 (18)  Incorporated by reference to the exhibit so described in the Company's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange
                       Commission on June 29, 2000.

                 (19)  Incorporated by reference to the exhibit so described in the Company's Quarterly Report on
                       Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and
                       Exchange Commission on November 14, 2003.

                 (20)  Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K, dated December 12, 2003, filed with the Securities and Exchange Commission on
                       December 17, 2003.

                 (21)  Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K, dated November 9, 2004, filed with the Securities and Exchange Commission on
                       November 12, 2004.

                 (22)  Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K, dated December 2, 2004, filed with the Securities and Exchange Commission on
                       January 10, 2005.

                 (23)  Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K, dated January 13, 2005, filed with the Securities and Exchange Commission on
                       January 20, 2005.

                 (24)  Incorporated by reference to the exhibit so described in the Company's Current Report on
                       Form 8-K dated April 4, 2005, filed with the Securities and Exchange Commission on April
                       26, 2005.

                 (25)  Included in signature page.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VALENCE TECHNOLOGY, INC.



                                         /s/ Stephan B. Godevais
Dated: June 14, 2005                     ---------------------------------------
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

                    Name                                         Position                               Date
---------------------------------------------    ------------------------------------------    -----------------------
                                                 Chief Executive Officer, President and
                                                 Chairman of the Board (Principal
/s/ Stephan B. Godevais                          Executive Officer)                            June 14, 2005
---------------------------------------------
Stephan B. Godevais

                                                 Vice President of Finance (Principal
                                                 Financial and Accounting Officer)
/s/ Kevin W. Mischnick                                                                         June 14, 2005
---------------------------------------------
Kevin W. Mischnick


/s/ Carl E. Berg                                 Director                                      June 14, 2005
---------------------------------------------
Carl E. Berg

                                                 Director
/s/ Bert C. Roberts, Jr.                                                                       June 14, 2005
---------------------------------------------
Bert C. Roberts, Jr.


/s/ Alan F. Shugart                              Director                                      June 14, 2005
---------------------------------------------
Alan F. Shugart


/s/ Vassilis G. Keramidas                        Director                                      June 14, 2005
---------------------------------------------
Vassilis G. Keramidas



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                                                                                                Pages
CONSOLIDATED FINANCIAL STATEMENTS:

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING........................................F-2
Reports of Independent Registered Public Accounting Firm........................................................F-3 to F-4
Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004.............................................F-5
Consolidated Financial Statements for the years ending March 31, 2005, March 31, 2004 and March 31, 2003:
     Consolidated Statements of Operations and Comprehensive Loss...............................................F-6
     Consolidated Statements of Stockholders' Equity (Deficit)..................................................F-7
     Consolidated Statements of Cash Flows......................................................................F-8
Notes to Consolidated Financial Statements......................................................................F-9 to F-24


     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of March 31, 2005. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework . Based on our assessment of internal control over financial reporting, our management has concluded that, as of March 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on management's assessment of our internal control over financial reporting.

June 14, 2005


/s/ Stephan B. Godevais
----------------------------------------
Stephan B. Godevais
Principal Executive Officer



/s/ Kevin W. Mischnick
----------------------------------------
Kevin W. Mischnick
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP


Austin, Texas
June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries
Austin, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Valence Technology, Inc and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2005 of the Company and our report dated June 14, 2005 expressed an unqualified opinion on those financial statements.


DELOITTE & TOUCHE LLP


Austin, Texas
June 14, 2005

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       March 31, 2005           March 31, 2004
                                                                                   -------------------      -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $       2,500           $        2,692
  Trade receivables, net of allowance of $115 and $98, respectively                             1,464                    1,477
  Inventory                                                                                     2,564                    3,318
  Prepaid and other current assets                                                                920                      837
                                                                                   -------------------      -------------------
     Total current assets                                                                       7,448                    8,324

Property, plant and equipment, net                                                              2,383                   12,218
Intellectual property, net                                                                        400                      514
                                                                                   -------------------      -------------------
     Total assets                                                                       $      10,231           $       21,056
                                                                                   ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable                                                                          $           -           $        2,068
  Current portion of long-term debt                                                                 -                      967
  Accounts payable                                                                              3,251                    3,235
  Accrued expenses                                                                              4,607                    3,555
  Deferred revenue                                                                              1,241                    1,593
  Grant payable - short term                                                                        -                    1,753
                                                                                   -------------------      -------------------
    Total current liabilities                                                                   9,099                   13,171

Grant payable - long term                                                                           -                    3,036
Long-term interest payable to stockholder                                                      12,536                    9,720
Long-term debt, less current portion                                                                -                    5,458
Long-term debt to stockholder                                                                  34,656                   33,949
                                                                                   -------------------      -------------------
    Total liabilities                                                                          56,291                   65,334
                                                                                   -------------------      -------------------

Minority interest in joint venture                                                                  -                    4,484

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value,
1,000 shares authorized, 861 issued and outstanding
at March 31, 2005, liquidation value $8,610                                                     8,582                    8,032

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized;
  100,000,000 and 75,961,826 shares issued and outstanding, respectively                           87                       76
Additional paid-in capital                                                                    415,745                  382,282
Deferred compensation                                                                             (89)                    (226)
Notes receivable from stockholder                                                              (5,164)                  (5,161)
Accumulated deficit                                                                          (461,328)                (429,724)
Accumulated other comprehensive loss                                                           (3,893)                  (4,041)
                                                                                   -------------------      -------------------
   Total stockholders' equity (deficit)                                                       (54,642)                 (56,794)
                                                                                   -------------------      -------------------

   Total liabilities, preferred stock and stockholders' equity (deficit)                $      10,231             $     21,056
                                                                                   ===================      ===================

         The accompanying notes are an integral part of these consolidated financial statements.



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              Years Ended
                                                      ----------------------------------------------------------
                                                         March 31, 2005      March 31, 2004    March 31, 2003
                                                        ------------------   ---------------   ---------------
Revenue:

  Licensing and royalty revenue                             $         391       $       963      $        125
  Battery and system sales                                         10,274             8,483             2,432
                                                        ------------------   ---------------   ---------------
    Total revenues                                                 10,665             9,446             2,557

Cost of sales                                                      16,341            15,923            10,996

Gross profit (loss)                                                (5,676)           (6,477)           (8,439)

Operating expenses:
  Research and product development                                  7,682             8,638             9,293
  Marketing                                                         4,292             4,880             3,210
  General and administrative                                       12,933            11,416            10,140
  Depreciation and amortization                                       884             2,109             2,790
  (Gain)/loss on disposal of assets                                (5,257)              (21)              (20)
  Restructuring charge                                                  -               926                 -
  Contract settlement charge, INI                                     957             3,046                 -
  Contract settlement charge, other                                   499
  Asset impairment charge                                              87            13,660               258
                                                        ------------------   ---------------   ---------------
     Total operating expenses                                      22,077            44,654            25,671
                                                        ------------------   ---------------   ---------------

Operating loss                                                    (27,753)          (51,131)          (34,110)

Minority interest in joint venture                                      -                69                 -
Cost of warrants                                                        -              (181)                -
Interest and other income                                             585               345               381
Interest expense                                                   (4,262)           (4,059)           (4,172)
                                                        ------------------   ---------------   ---------------
Net loss                                                          (31,430)          (54,957)          (37,901)

Dividends on preferred stock                                          171               162                 -
Preferred stock accretion                                             578               940                 -
                                                        ------------------   ---------------   ---------------

Net loss available to common stockholders                    $    (32,179)      $   (56,059)     $    (37,901)
                                                        ==================   ===============   ===============

Other comprehensive loss:
  Net loss                                                   $    (31,430)      $   (54,957)     $    (37,901)
  Change in foreign currency translation adjustments                  148               121                92
                                                        ------------------   ---------------   ---------------
 Comprehensive loss                                          $    (31,282)      $   (54,836)     $    (37,809)
                                                        ==================   ===============   ===============

Net loss per share available to  common stockholders         $      (0.40)      $     (0.77)     $      (0.65)
                                                        ==================   ===============   ===============

Shares used in computing net loss per share available
to common stockholders, basic and diluted                          81,108            73,104            58,423
                                                        ==================   ===============   ===============


         The accompanying notes are an integral part of these consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               for the years ended March 31, 2005, 2004, and 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The accompanying notes are an integral part of these consolidated financial statements.


                                                                                          Notes                 Accumulated
                                                              Additional                Receivable                 Other
                                             Common Stock       Paid-in    Deferred        from     Accumulated Comprehensive
                                          Shares       Amount   Capital  Compensation  Stockholder    Deficit       Loss    Totals
                                        -----------   ------- ----------  -----------  ----------- ----------- ------------ --------
Balances, March 31, 2002                  45,570     $   46   $331,038    $   -      $(5,990)    $(336,703)  $ (4,254)     15,863)
Sale of stock to private investors        26,153         26     35,106                                                     35,132
Modification of stock option                                       374     (374)                                                -
Stock compensation                                                          193                                               193
Interest receivable from stockholder                                                    (278)                                (278)
Payment of accrued interest on note
  receivable from stockholder                                                          1,107                                1,107
Net Loss                                                                                           (37,901)               (37,901)
 Change in translation adjustment                                                                                  92          92
                                        ---------   -------- ----------  -------       --------   ----------- ---------- ---------
Balances, March 31, 2003                  71,723     $   72   $366,518    $(181)     $(5,161)    $(374,604)  $ (4,162)   $(17,518)
                                        ---------   -------- ----------  -------       --------   ----------- ---------- ---------
 Sale of stock to private investors        3,664          4     12,991                                                     12,995
 Exercise of stock options at $0.63 to
  $4.94 per share                            247                   416                                                        416
 Conversion of preferred stock               327                 1,391                                  (1)                 1,390
 Modification of stock option                                      738     (738)                                                -
 Stock compensation                                                 36      693                                               729
 Interest receivable from stockholder                                                   (277)                                (277)
 Payment of accrued interest on note
  receivable from stockholder                                                            277                                  277
 Dividends on preferred stock                                                                         (162)                  (162)
 Issuance of common stock warrants                               1,132                                                      1,132
 Accretion of warrants                                            (940)                                                      (940)
 Net loss                                                                                          (54,957)               (54,957)
 Change in translation adjustment                                                                                 121         121
                                        ---------   -------- ----------  -------     --------     --------- ----------   ---------
Balances, March 31, 2004                  75,961     $   76   $382,282   $ (226)     $(5,161)    $(429,724)  $ (4,041)   $(56,794)
                                        ---------   -------- ----------  -------     --------   ----------- ----------   ---------
 Sale of stock to private investors       10,243         10     31,890                                                     31,900
 Issuance of stock to INI                    539          1      1,915                                                      1,916
 Exercise of Stock options at $0.63 to
  $4.56 per share                            319          -        571                                                        571
 Modification of stock option                                     (443)     442                                                (1)
 Stock compensation                                                108     (305)                                             (197)
Interest receivable from stockholder                                                    (304)                                (304)
 Payment of accrued interest on note                                                     301                                  301
  receivable from stockholder                                                                                                   -
 Dividends on preferred stock                                                                         (174)                  (174)
 Accretion of warrants                                            (578)                                                      (578)
 Net Loss                                                                                          (31,430)               (31,430)
 Change in translation adjustment                                                                                 148         148
                                        ---------   -------- ----------  -------     --------   ----------- ----------    --------
Balances, March 31, 2005                  87,062     $   87   $415,745    $ (89)     $(5,164)    $(461,328)  $ (3,893)   $(54,642)
                                         ---------   -------- ----------  -------     --------   ----------- ----------   ---------

                 The accompanying notes are an integral part of these consolidated financial statements.



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             Years Ended
                                                                          -------------------------------------------------
                                                                           March 31, 2005   March 31, 2004   March 31, 2003
                                                                          ---------------  ---------------  ---------------
Cash flows from operating activities:
 Net loss                                                                       $ (31,430)       $ (54,957)       $ (37,901)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                                        884            2,109            2,790
 Bad debt expense (recoveries)                                                         17              (31)            (182)
 Accretion of debt discount and other                                                 909              724              924
 Impairment charge                                                                     87           13,660              258
 Contract settlement charge                                                           957            3,046                -
 Contract settlement payment to INI                                                (3,211)               -                -
 Restructuring charge                                                                   -              926                -
 Cost of warrants                                                                       -              181                -
 (Gain) loss on disposal of property, plant, & equipment                           (5,257)             (21)             (20)
 Compensation related to the issuance of stock options                               (197)             729              193
 Interest income on shareholder note receivable                                        (3)               -             (277)
 Reserve for obsolete inventory                                                       741              120              326
 Minority interest in joint venture                                                     -              (69)               -
Changes in operating assets and liabilities:
 Trade receivables                                                                     (3)            (228)            (674)
 Inventory                                                                             13           (1,376)            (492)
 Prepaid and other current assets                                                    (589)             731              115
 Accounts payable                                                                     987             (413)             857
 Accrued expenses and long-term interest                                            3,322            4,160            1,599
 Deferred revenue                                                                    (352)           1,578                -
                                                                           ---------------  ---------------  ---------------
   Net cash used in operating activities                                          (33,125)         (29,131)         (32,484)
                                                                           ---------------  ---------------  ---------------

Cash flows from investing activities:
Effect of deconsolidation of joint venture                                           (913)               -                -
  Purchases of property, plant & equipment                                         (1,838)          (5,990)            (726)
  Proceeds from disposal of property, plant & equipment                             9,772            2,685               20
                                                                           ---------------  ---------------  ---------------
    Net cash provided by (used in) investing activities                             7,021           (3,305)            (706)
                                                                           ---------------  ---------------  ---------------

Cash flows from financing activities:
  Proceeds from note payable                                                            -            2,068                -
  Proceeds from long-term debt                                                          -                -            4,671
  Payments of long-term debt                                                       (6,646)            (959)            (804)
  Dividends paid                                                                     (172)            (116)               -
  Proceeds from issuance of preferred stock,
   net of issuance costs                                                              (28)           9,416                -
  Proceeds from stock option exercises                                                571              416                -
  Proceeds from issuance of common stock and warrants,
   net of issuance costs                                                           31,900           17,532           35,132
                                                                           ---------------  ---------------  ---------------
Net cash provided by financing activities                                          25,625           28,357           38,999
                                                                           ---------------  ---------------  ---------------

Effect of foreign exchange rates on cash
  and cash equivalents                                                                287              155              184
                                                                           ---------------  ---------------  ---------------
Increase (decrease) in cash and cash equivalents                                     (192)          (3,924)           5,993
Cash and cash equivalents, beginning of year                                        2,692            6,616              623
                                                                           ---------------  ---------------  ---------------

Cash and cash equivalents, end of year                                            $ 2,500          $ 2,692          $ 6,616
                                                                           ===============  ===============  ===============

Supplemental Information:
Interest paid                                                                         275              345              269
Conversion of preferred stock to common stock                                           -            1,390                -


           The accompanying notes are an integral part of these consolidated financial statements.


1.   BUSINESS AND BUSINESS STRATEGY:

     Valence Technology, Inc. (with its subsidiaries, "the Company") was founded in 1989 and has commercialized the industry's first phosphate-based lithium-ion technology. The Company's mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of its Saphion(R) battery technology, the experience of its management team, and the significant market opportunity available to it.

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

     The Company's business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its newly-formed Wholly Foreign-Owned Enterprises ("WFOE") in China. These WFOE's started operations during the third and fourth quarter of fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(TM) Power System, and through products designed by others. In addition, the Company expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

2.   LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $2.5 million and $6 million remaining under the $20 million backup equity funding commitment entered into in June 2004 with Mr. Carl Berg. Subsequent to March 31, 2005 the Company has drawn down an additional $5 million of this prior commitment. On June 10, 2005 the Company entered into a new $20 million funding commitment with Mr. Berg to provide funding in the form of equity or a secured loan on terms to be negotiated. This new commitment can be reduced by Mr. Berg by the amount of net proceeds received in a debt or equity transaction with a third party.

     At March 31, 2005, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following June 15, 2005 and September 15, 2005). Applicable provisionsof Delaware corporate law restrict the Company's ability to redeem the preferred stock. If the Company does not redeem the shares when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of the Company's common stock during the three days ending on and including the conversion date.

     The Company's current forecast projects that these sources of liquidity will be sufficient for at least the twelve months following March 31, 2005. This forecast assumes product sales during fiscal 2006 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations, of between $2.5 - $5.0 million per quarter, and expect additional revenues from the sale of the U-Charge(TM) Power System into large-format applications and direct cell sale activities. The Company also anticipate further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with continuing efforts in China.

     The Company's cash requirements may vary materially from those now planned because of changes in the Company's operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company's product development goals, and other adverse developments. These events could have a negative impact on the Company's available liquidity sources during the next 12 months.

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

     REVENUE RECOGNITION:

     Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. For reseller shipments where revenue recognition is deferred, the Company records revenue based upon resellers' supplied reporting of sales to end customers or their inventory reporting. For direct customers, the Company estimates a return rate percentage based upon its historical experience, reviewed on a quarterly basis. Customer rebates and other price adjustments are recognized as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

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

     INVESTMENTS:

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company classifies its securities as held-to-maturity. Held to maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held to maturity securities are recorded at amortized cost, which approximates market value. As of March 31, 2005, the Company had no held to maturity securities. Dividend and interest income are recognized in the period earned.

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

     ADVERTISING COSTS:

     Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2005, 2004, and 2003, were $468,000, $1.3 million, and $611,000, respectively.

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

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 2005, 2004, and 2003 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):

                                                                                              2005         2004        2003
                                                                                        -------------------------------------
        Net loss available to stockholders - as reported                                   $(32,179)   $ (56,059)   $(37,901)
        Add: stock-based compensation expense, net related taxes                             (4,117)      (5,426)     (6,806)
        Net loss available to stockholders - pro forma                                      (36,296)     (61,485)    (44,707)
        Net loss available to stockholders per share - as reported                            (0.40)       (0.77)      (0.65)
        Net loss available to stockholders per share, basic and diluted - pro forma           (0.45)       (0.84)      (0.77)



The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2005, 2004, and 2003:

                                      2005          2004           2003
                                 --------------------------------------------
        Risk-free Interest Rate      3.69%          2.84%         2.85%
        Expected Life              5.0 years      5.0 years     4.71 years
        Volatility                  101.58%        106.74%       106.52%
        Dividend Yield                 -              -             -


     COMPREHENSIVE INCOME/LOSS:

     Comprehensive income/loss is the change in stockholder's equity (deficit) from foreign currency translation gains and losses.

     NEW ACCOUNTING STANDARDS:

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of these deferred provisions in 2004 had no effect on the Company's financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that an entity measure the cost of equity based service awards using the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability based service awards using its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes that it will likely have a material effect on its financial position and results of operations.

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


                                                                     2005               2004              2003
                                                                --------------    ---------------   ---------------
Shares reserved for conversion of Series C preferred stock          2,152,500          2,026,000                 -
Common stock options                                                9,264,000          8,694,000         8,920,000
Warrants to purchase common stock                                   1,889,000          2,469,000         3,237,000
                                                                --------------    ---------------   ---------------
Total                                                              13,305,500         13,189,000        12,157,000
                                                                ==============    ===============   ===============


4.   IMPAIRMENT CHARGE:

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

     An impairment charge of approximately $13.7 million was recorded during the fiscal quarter ended September 30, 2003. The charge was recorded pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the second quarter of fiscal 2004 the Company completed qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. In addition, the Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. The Company has transitioned all manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions as of December 31, 2003, and has ceased all manufacturing operations in its Northern Ireland facility as of the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.[You need to update disclosure as it relates to forward looking disclosures regarding licensing reveneue and manufacturing capability.]

     An impairment charge of $87,000 was recorded during the fiscal quarter ended September 30, 2004 pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." As a result of the Company's decision to relocate manufacturing operations from its leased Henderson, Nevada facility to a newly-formed subsidiary in Suzhou, China, equipment and fixtures in the Nevada facility will not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as the company estimates that there will be no future cash flows from these assets.

5.   INVENTORY:

     Inventory consisted of the following (in thousands) at:

                                              March 31,
                                     ----------------------------
                                         2005            2004
                                     ------------    ------------
        Raw materials                   $    464         $   317
        Work in process                      880           1,330
        Finished goods                     1,220           1,671
                                     ------------    ------------
        Total inventory                 $  2,564         $ 3,318
                                     ============    ============


6.   PREPAID AND OTHER CURRENT ASSETS:

     Prepaid and other current assets consisted of the following (in thousands) at:


                                              March 31,
                                     ----------------------------
                                          2005            2004
                                     ------------    ------------
        Other receivables               $      9         $   101
        Deposits                             124              73
        Prepaid insurance                    221             351
        Other prepaids                       566             312
                                     ------------    ------------
        Total other current assets      $    920         $   837
                                     ============    ============

7.   INTELLECTUAL PROPERTY:

     Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over five years. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                                               March 31,
                                                   -----------------------------------
                                                        2005               2004
                                                   ----------------   ----------------
        Intellectual property before impairment         $  13,602         $   13,602
        Less: accumulated amortization                     (4,708)            (4,594)
        Less: Impairment                                   (8,494)            (8,494)
                                                   ----------------   ----------------
        Intellectual property, net                      $     400         $      514
                                                   ================   ================



     Amortization expense was approximately $114, $781 and $1,450 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Amortization expense on intellectual property at March 31, 2005 will be $114 for fiscal years 2006 through 2008 and $58 for fiscal year 2009.

8.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, net of impairment, consisted of the following (in thousands) at:

                                                                                 March 31,
                                                                         2005                2004
                                                                  ------------------   ----------------
        Building and land                                            $            -      $      15,726
        Leasehold improvements                                                  456                 50
        Machinery and equipment                                               7,678             13,609
        Office and computer equipment                                         1,238                960
        Construction in progress                                                 64              2,490
                                                                  ------------------   ----------------
        Total cost                                                            9,436             32,835
        Less: accumulated depreciation                                       (5,191)           (15,451)
        Less: impairment                                                     (1,862)            (5,166)
                                                                  ------------------   ----------------
        Total cost, net of impairment and depreciation               $        2,383      $      12,218
                                                                  ==================   ================


9.   ACCRUED EXPENSES:

     Accrued expenses consisted of the following (in thousands) at:

                                                 March 31,
                                        ----------------------------
                                            2005            2004
                                        ------------    ------------
        Accrued compensation              $     664       $   1,104
        Professional services                   167             243
        Warranty reserve                      1,067             490
        Other accrued expenses                2,709           1,718
                                        ------------    ------------
        Total accrued expenses            $   4,607       $   3,555
                                        ============    ============

10.  NOTE PAYABLE:

     In January 2004, the Company's joint venture purchased a land permit for its facility for a price of approximately $3.2 million, consisting of approximately $1.1 million in cash and a $2.1 million in a note payable due sixty days from purchase. The obligation was retired as part of the settlement agreement. See Note 19, Joint Venture.

11.  LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands) at:

                                                           March 31,
                                                  ----------------------------
                                                     2005            2004
                                                  ------------    ------------
        Facility loans                              $       -      $    6,425
        Less amounts due within one year                    -            (967)
                                                  ------------    ------------
        Long-term debt, less current portion        $       -      $    5,458
                                                  ============    ============


On December 22, 2004, the Company completed the sale of its Northern Ireland manufacturing facility and retired the related facility loans.

DEBT TO STOCKHOLDER CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                                March 31,
                                       -----------------------------
                                           2005            2004
                                       -------------   -------------
        2001 loan balance                  $ 20,000        $ 20,000
        1998 loan balance                    14,950          14,950
        Unaccreted debt discount               (294)         (1,001)
                                       -------------   -------------
        Balance at year-end                $ 34,656        $ 33,949
                                       =============   =============

     Principal payments of debt to stockholder are as follows (in thousands):

                                2005        2006         2007        2008        2009
                         -------------------------------------------------------------
           2001 loan               -           -     $ 20,000           -           -
           1998 loan               -           -       14,950           -           -
                         -------------------------------------------------------------
                Total              -           -     $ 34,950           -           -

     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time, On October 21, 2004 Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2005 to September 30, 2006. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of March 31, 2005, accrued interest on the loan totaled $5.086 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through March 31, 2005, a total of $2.473 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2005, 2004, and 2003 were $1.622 million, $1.627 million, and $1.465 million, respectively. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.


     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of March 31, 2005, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at March 31, 2005). On October 21, 2004, the parties agreed to extend the loan's maturity date from September 30, 2005 to September 30, 2006. On November 8, 2002 the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. As of March 31, 2005, accrued interest on the loan totaled $7.45 million, which is included in long-term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 31, 2005, a total of $2.159 million has been accreted. The amounts charged to interest expense for each of the fiscal years ended on March 31, 2005, 2004, and 2003 were $1.349 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

     All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

12.  SETTLEMENT AGREEMENT

     Since 1994, pursuant to a letter of offer, the Company received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland, or INI, for its Mallusk, Northern Ireland manufacturing facility, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, the Company and INI entered into a settlement agreement pursuant to which INI agreed to release the Company of all outstanding claims and other obligations owing to INI in connection with grants previously provided to the Company. Under the terms of the settlement agreement the Company agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. In order to fund the (pound)1 million common stock payment the Company issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement, the Company recorded an additional charge of $957,000 during the third quarter of fiscal year 2005.

13.  COMMITMENTS AND CONTINGENCIES:

     LEASES:

     Total rent expense for the years ended March 31, 2005, 2004 and 2003 was approximately $936,000, $885,000, and $662,000, respectively. Future minimum payments on leases for years following March 31, 2005 (in thousands) are:


                        Fiscal Year
                        -----------
                        2006           $   886
                        2007               614
                        2008               387
                        2009               122
                        2010                 -


     On December 12, 2003, the Company closed the sale of its Henderson, Nevada building and land with net book value of $2.664 million for net proceeds of $2.685 million. A gain of $21,000 was recorded on the sale. The Company is leasing the facility month-to-month for $20,000 per month.

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its K-Charge(TM) Power Systems and its U-Charge(TM) Power Systems, and its other large-format power systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's direct N-Charge(TM) Power System sales.

     Product warranty liabilities at the years ended March 31, 2005 and March 31, 2004 are as follows (in thousands):

                                             March 31,
                                 --------------------------------
                                      2005             2004
                                 ---------------  ---------------
        Beginning balance         $    490           $  123
           Less: claims               (695)            (445)
           Less: returns               (33)             (34)
           Plus: accruals             1,305             846
                                 --------------------------------
        Ending balance            $   1,067          $  490
                                 ================================

     LITIGATION:

          The Company is subject to various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

14.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all of the outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. Under the terms of the Company's new Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, the preferred stock is convertible into common stock at $4.00 per share, carry a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and mature on December 15, 2005. The new series of preferred stock are identical in all respects except that the holder of the Series C-2 Convertible Preferred Stock will have the right to require the Company to redeem the Series C-2 Convertible Preferred Stock at any time during the 30 days following June 15, 2005 and September 15, 2005. The Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share. If the preferred shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require the Company to convert all or part of the redeemed shares at a share price of 95% of the lowest closing bid price of the Company's common stock during the three days ending on and including the conversion date.

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

     In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During fiscal years 2004 and 2005, no shares were granted under this plan. As of March 31, 2005, a total of 21,260 shares remained available for grant under this plan.

     In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal year 2005, a total of 21,000 shares were granted under this plan. At March 31, 2005, the Company had 701,490 shares available for grant under the 1997 Plan.

     In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal year 2005, a total of 1,778,000 shares were granted under this plan. At March 31, 2005, the Company had 1,192,259 shares available for grant under the 2000 Plan. At March 31, 2005, the Company had committed 364,000 shares for future options to its China-based employees.

          Aggregate option activity is as follows (shares in thousands):


                                             Outstanding Options
                                     ---------------------------------
                                       Number of       Weighted Avg.
                                         Shares       Exercise Price
                                     -----------
        Balance, March 31, 2003           8,831            $5.68
                                     -----------
        Granted                             626            $4.34
        Exercised                          (246)           $1.68
        Canceled                           (606)           $5.41
                                     -----------
        Balance, March 31, 2004           8,605            $5.73
                                     -----------
        Granted                           1,799            $3.12
        Exercised                          (315)           $1.72
        Canceled                           (825)           $7.99
                                     -----------
        Balance, March 31, 2005           9,264            $5.17
                                     ===========

     At March 31, 2005, 2004, and 2003, vested options to purchase 6,869,531, 5,699,000, and 4,225,000, shares, respectively, were unexercised.

     The following table summarizes information about fixed stock options outstanding at March 31, 2005 (shares in thousands):

                           Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------------- -----------------------------------
                                           Weighted Average           Weighted                         Weighted
     Range of             Number              Remaining                Average         Number           Average
 Exercise Prices        Outstanding    Contractual Life (years)    Exercise Price   Exercisable     Exercise Price
------------------- --------------- ---------------------------  ---------------- -------------  --------------------
  $0.63 - $0.83                116             7.48                  $0.69                 66         $0.70
  $1.30 - $1.94              1,244             7.4                    1.51                690          1.50
  $2.10 - $2.99              1,188             7.41                   2.56                820          2.59
  $3.02 - $4.62              2,318             6.07                   3.68              1,145          3.90
  $4.75 - $7.12              3,144             5.44                   6.10              2,930          6.14
  $7.16 - $10.06               824             5.08                   7.84                808          7.85
 $11.31 - $15.75               125             5.43                  13.43                125         13.43
 $17.12 - $23.56               183             5.14                  20.36                183         20.36
 $29.28 - $34.62               103             4.92                  32.86                103         32.86
                    --------------- ---------------------------  ---------------- -------------  --------------------
                             9,245             5.17                  $5.17              6,870        $ 5.94



     At March 31, 2005, the Company has reserved approximately 13,068,000 shares of common stock for the exercise of stock options and warrants.

16.  SIGNIFICANT CUSTOMERS:

     In the year ended March 31, 2005, 46% of revenue and 41% of trade receivables were from three customers. Revenues from three significant customers represented a total of 26% of total revenues for the year ended March 31, 2003 and a total of 69% of the trade accounts receivable at March 31, 2003. For fiscal year 2002, six customers represented 83% of total revenues for the year and 65% of trade accounts receivable at March 31, 2002.

17.  INCOME TAXES:

     There was no recorded income tax benefit related to the losses of fiscal years 2005, 2004 or 2003 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

                                                      Year Ended March 31,
                                                --------------------------------
                                                   2005       2004       2003
                                                --------- ----------  ----------
Federal tax benefit at statutory rate           $ (10,665) $ (18,685)  $12,886)
Rate differential - foreign                           (74)       888       403
Impact of foreign rate change                       1,159          -         -
State tax provision                                   (96)      (371)     (435)
Expenses not deductible for tax                       (61)       (39)       20
Research and experimentation credit                     -       (306)     (175)
Foreign losses not available as carryforward        3,924      6,001     4,247
Change in valuation allowance                       5,813     12,512     8,826
                                                ---------  ---------  ----------
Tax provision                                   $       -   $      -  $      -
                                                =========  =========  ==========


The components of the net deferred tax asset as of March 31, 2005 and 2004 were as follows (in thousands):

                                                                           March 31,
                                                                     2005            2004
                                                                  ------------    ------------
Current assets:
     Accrued liabilities                                             $    995       $     366
     Valuation allowance                                                 (995)           (366)
                                                                  ------------    ------------
                                                                            -               -
                                                                  ============    ============
Non-current assets:
     Depreciation and amortization                                      1,397             854
     Research and experimentation credit carryforwards                  1,753           1,753
     Net operating loss carryforwards - Federal                        64,581          58,086
     Net operating loss carryforwards - Foreign                        45,923          47,590
     Impairment reserve                                                   782             968
     Imputed interest                                                   1,207           1,207
     Valuation allowance                                             (115,643)       (110,458)
                  -                                                 ------------    ------------
                                                                    $       -       $       -
                                                                    ============    ============



     At March 31, 2005 the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $189.0 million. The valuation allowance increased by approximately $5.8 million during the year ended March 31, 2005 primarily due to operating losses not benefited.

     The carryforwards expire from 2008 to 2025, if not used before such time to offset future taxable income.

     For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $152.9 million.

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

19.  JOINT VENTURE:

     On July 9, 2003, Baoding Fengfan - Valence Battery Company, a joint venture (the "JV Company") between the Company and Fengfan Group, Ltd. ("Fengfan") was formed as a corporation in China. The purpose of the joint venture was to provide low-cost manufacturing of the Company's Saphion(R) Lithium-ion batteries. Under the terms of the joint venture agreement, the Company was to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of the Company's 51% ownership of the joint venture, its right to name the majority of the joint venture's board of directors, and its right to name the Chief Executive Officer, as of March 31, 2004, the Company's consolidated financial statements included the consolidation of the balance sheet, results of operations, and cash flows of the joint venture. However, during the first quarter of fiscal 2005, a dispute arose between us and our joint venture partner, resulting in a loss of control over the joint venture and our initiation of an action to enforce our rights under the joint venture agreement and, commencing with that quarter we accounted for our investment in the joint venture under the cost method with no further recognition of assets, liabilities, operating results, and cash flows.

     On November 17, 2004, the Company, Fengfan and the JV Company entered into a settlement agreement (the "JV Settlement Agreement"). Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. The Company agreed to make compensation payments to the JV Company and to Fengfan totaling $224,417 and to make equipment purchases from the JV Company totaling $275,583. To date, the Company has made compensation payments of $157,092 and completed all of the equipment purchases. The $67,325 final compensation payment will be made upon final dissolution of the JV legal entity by Fengfan. The Company recorded a contract settlement charge of $224,417 in the third quarter of fiscal 2005 for the compensation payments and capitalized equipment purchases as the payments were made.

20.  FACILITY CLOSING:

     In the third quarter of fiscal 2003, the Company ceased production at its Northern Ireland facility and commenced the transfer of manufacturing to ATL and other third party manufacturers. All inventory remaining at the conclusion of manufacturing operations was determined to be obsolete and unusable by any of the Company's battery manufacturing sources. Raw materials inventory obsolescence expense of approximately $178,000 and work in process inventory obsolescence expense of approximately $517,000 were recorded as restructuring charges during the quarter ended December 31, 2003. Remaining payment obligations for factory equipment operating leases that extended beyond December 31, 2003 were approximately $231,000. These lease payment obligations provide no economic benefit to the Company, and contractual lease costs of approximately $231,000 were recorded as restructuring charges during the quarter ended December 31, 2003. When the Northern Ireland manufacturing transition was initiated, an incentive payment plan was established for certain employees. The employees earned the bonus, which was paid in January 2004, if they were in good standing on December 31, 2003. The cost of this bonus plan was $352,000 and was charged to general and administrative expense during the quarter ended December 31, 2003.

     Liabilities related to restructuring at March 31, 2004 consisted of inactive operating leases of approximately $146,000.

21.  RELATED PARTY TRANSACTIONS:

     In June of 2005, the Company entered into a new $20 million funding commitment with Mr. Berg to provide funding in the form of equity or a secured loan on terms to be negotiated. This new commitment can be reduced by Mr. Berg by the amount of net proceeds received in a debt or equity transaction with a third party.

     In June 2004, Mr. Carl Berg, a director and stockholder in the Company, agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of March 31, 2005, the Company has drawn down $14 million of this commitment and subsequently drew down an additional $5 million. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

     On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2005, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

22.  SEGMENT AND GEOGRAPHIC INFORMATION:

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

     Long-lived asset information by geographic area at March 31, 2005 and 2004 is as follows (in thousands):

                                         March 31,
                              ----------------------------
                                  2005            2004
                              ------------    ------------
         United States          $     987       $   1,656
         International              1,796          11,076
                              ------------    ------------
         Total                  $   2,783       $  12,732
                              ============    ============

     Revenues by geographic area for the years ended March 31, 2005, 2004 and 2003 are as follows (in thousands):

                          2005            2004            2003
                      ------------    ------------    ------------
 United States         $  9,656        $  7,229        $  1,726
 International            1,009           2,217             831
                      ------------    ------------    ------------
 Total                 $ 10,665        $  9,446        $  2,557
                      ============    ============    ============

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       1st Qtr         2nd Qtr         3rd Qtr         4th Qtr          Total
                                    ------------    ------------    ------------    ------------    ------------
 Year Ended March 31, 2005
----------------------------------
 Revenue                              $ 2,837         $ 2,915         $ 2,547         $ 2,366        $ 10,665
 Operating loss                        (8,000)         (5,946)         (5,474)         (8,333)        (27,753)
 Net loss available to
 common stockholders                   (9,218)         (7,170)         (6,609)         (9,182)        (32,179)
 Basic and diluted EPS(1)               (0.12)          (0.09)          (0.08)          (0.11)          (0.40)

 Year Ended March 31, 2004
----------------------------------
 Revenue                              $ 1,631         $ 2,345         $ 2,678         $ 2,792         $ 9,446
 Operating loss                        (8,457)        (25,017)         (9,796)         (7,860)        (51,130)
 Net loss available to
 common stockholders                   (9,505)        (26,102)        (11,106)         (9,346)        (56,059)
 Basic and diluted EPS(1)               (0.13)          (0.36)          (0.15)          (0.12)          (0.77)

------------

(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.
