Form 10-K/A
period 2005-03-31
VALENCE TECHNOLOGY INC
filed 2005-06-23
CIK 885551

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

                                Explanatory Note

          This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends Valence Technology, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005 (the "Annual Report"). Amendment No. 1 is being filed solely to include the certifications of the Chief Executive Officer and Principal Financial Officer of the Company under Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the Annual Report. Amendment No. 1 has no impact on our previously reported financial statements and notes thereto as of March 31, 2005. Furthermore, this Amendment No. 1 does not reflect events occurring after the filing date of the Annual Report and does not modify or update the disclosures in that report in any way other than as explained above.

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

10.27 (23)             Letter Agreement with Joseph Lamoreux dated January 13, 2005.

10.28 (3)              Securities Purchase Agreement, dated November 30, 2004.

10.29 (3)              Amendment and Exchange Agreement, dated November 30, 2004.

10.30 (24)             Letter dated April 1, 2005, by and between Valence Technology, Inc. and Jin-Rong Hwang.

10.31 (*)              Summary of Board of Directors Compensation.

10.32 (*)              Summary of Executive Officers' Compensation.

21.1 (*)               List of subsidiaries of the Company.

23.1 (*)               Consent of Independent Registered Public Accounting Firm.

24.1 (*)               Powers of Attorney.

31.1 (*)               Certification of Stephan B. Godevais, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 (*)               Certification of Kevin W. Mischnick, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.3                   Certification of Stephan B. Godevais, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4                   Certification of Kevin W. Mischnick, Principal Financial Officer, pursuant to Rule 13a-14 and
                       15d-14 of the Securities Exchange Act of 1934.

32.1                   Certification of Stephan B. Godevais, Principal Financial Officer and Kevin W. Mischnick,
                       Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                   Certification of Stephan B. Godevais, Principal Executive Officer and Kevin W. Mischnick,
                       Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                       906 of the Sarbanes-Oxley Act of 2002.




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

                 (*)   Previously filed.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              VALENCE TECHNOLOGY, INC.


Dated: June 22, 2005
                                              /s/ Stephan B. Godevais
                                              ----------------------------------
                                              Stephan B. Godevais
                                              Chief Executive Officer, President
                                              and Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

               Name                                   Position                           Date
               ----                                   --------                           ----


                                       Chief Executive Officer, President and
                                       Chairman of the Board (Principal
/s/ Stephan B. Godevais                Executive Officer)                            June 22, 2005
-----------------------------------
Stephan B. Godevais

                                       Vice President of Finance (Principal
*                                      Financial and Accounting Officer)             June 22, 2005
-----------------------------------
Kevin W. Mischnick


*                                      Director                                      June 22, 2005
-----------------------------------
Carl E. Berg


*                                      Director                                      June 22, 2005
-----------------------------------
Bert C. Roberts, Jr.


*                                      Director                                      June 22, 2005
-----------------------------------
Alan F. Shugart


*                                      Director                                      June 22, 2005
-----------------------------------
Vassilis G. Keramidas



    *By  /s/ Stephan B. Godevais
         --------------------------------------------
         Stephan B. Godevais, as attorney-in-fact

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
