Form 10-Q
period 2005-06-30
VALENCE TECHNOLOGY INC
filed 2005-08-09
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

                                    Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes x No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.001 par value                    89,486,770
                (Class)                       (Outstanding at August 5, 2005)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2005


                                                                 INDEX

                                                                                                                   Pages
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of
              June 30, 2005 and March 31, 2005.........................................................................3

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss for Each of the Three-Month Periods
              Ended June 30, 2005 and June 30, 2004....................................................................4

              Condensed Consolidated Statements of Cash Flows for Each of the Three-
              Month Periods Ended June 30, 2005 and June 30, 2004......................................................5

              Notes to Condensed Consolidated Financial Statements.....................................................6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................15

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................35

   Item 4.    Controls and Procedures.................................................................................35


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................................36

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................................36

   Item 3.    Defaults upon Senior Securities.........................................................................36

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................36

   Item 5.    Other Information.......................................................................................36

   Item 6.    Exhibits and Reports on Form 8-K........................................................................36

SIGNATURE     ........................................................................................................37


                         Part I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)



                                                                                 June 30, 2005            March 31, 2005
                                                                           ---------------------    ----------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                              $ 3,092                   $ 2,500
Trade receivables, net of allowance of $392 and $115
 as of June 30, 2005 and March 31, 2005                                                   1,979                     1,464
Inventory                                                                                 4,189                     2,564
Prepaid and other current assets                                                          1,347                       920
                                                                           ---------------------    ----------------------
   Total current assets                                                                  10,607                     7,448

Property, plant and equipment, net                                                        2,741                     2,383
Intellectual property, net                                                                  371                       400
                                                                           ---------------------    ----------------------
   Total assets                                                                        $ 13,719                  $ 10,231
                                                                           =====================    ======================

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Bridge loan from stockholder                                                           $ 2,500                       $ -
 Accounts payable                                                                         6,023                     3,251
 Accrued expenses                                                                         3,784                     4,607
 Deferred revenue                                                                         1,129                     1,241
                                                                           ---------------------    ----------------------
  Total current liabilities                                                              13,436                     9,099

Long-term interest                                                                       13,276                    12,536
Long-term debt to stockholder                                                            34,832                    34,656
                                                                           ---------------------    ----------------------
  Total liabilities                                                                      61,544                    56,291
                                                                           ---------------------    ----------------------


Redeemable convertible preferred stock, $0.001 par value,
 authorized, issued and outstanding 861 shares at
 June 30, 2005, liquidation value $8,610                                                  8,592                     8,582
                                                                           ---------------------    ----------------------

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized;
   89,448,306 and  87,061,639 shares issues and outstanding, respectively                    89                        87
Additional paid-in capital                                                              421,873                   415,745
Deferred compensation                                                                       (76)                      (89)
Notes receivable from stockholder                                                        (4,953)                   (5,164)
Accumulated deficit                                                                    (469,514)                 (461,328)
Accumulated other comprehensive loss                                                     (3,836)                   (3,893)
                                                                           ---------------------    ----------------------
  Total stockholders' deficit                                                           (56,417)                  (54,642)
                                                                           ---------------------    ----------------------

  Total liabililities, preferred stock and stockholders' deficit                       $ 13,719                  $ 10,231
                                                                           =====================    ======================

             The accompanying notes are an integral part of these condensed consolidated financial statements.



                                      VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        (in thousands, except per share amounts)
                                                      (unaudited)


                                                                          Three Months Ended June 30
                                                             ----------------------     --------------------
                                                                       2005                    2004
                                                             ----------------------     --------------------
Revenue:
  Licensing and royalty revenue                              $               144        $             73
  Battery and system sales                                                 3,261                   2,764
         Total revenues                                                    3,405                   2,837
                                                             $-------------------       $----------------
Cost of sales:                                                             5,327                   3,923
                                                              -------------------        ----------------
Gross profit (loss)                                                       (1,922)                 (1,086)

  Research and product development                                         1,692                   1,899
  Marketing                                                                  723                   1,331
  General and administrative                                               3,370                   3,412
  (Gain)/Loss or disposal of assets                                         (615)                      -
  Depreciation and amortization                                             (168)                    273
                                                              -------------------       -----------------
         Total costs and expenses                                          5,338                   6,915
                                                              -------------------       -----------------
Operating loss                                                            (7,260)                 (8,001)
Interest and other income                                                     92                      96
Interest and other expense                                                  (975)                 (1,053)
                                                              -------------------       -----------------
Net loss                                                                  (8,143)                 (8,958)
Dividends on preferred stock                                                  43                      43
Preferred stock accretion                                                     10                     218
                                                              -------------------       -----------------
Net loss available to common stockholders                     $           (8,196)       $         (9,219)
                                                              ===================       =================

Other comprehensive loss:
 Net loss                                                     $           (8,143)       $         (8,958)
Change in foreign currency translation adjustments                            57                      50
                                                              -------------------        ----------------
 Comprehensive loss                                           $           (8,086)       $         (8,908)
                                                              ===================        ================

Net loss per share available to common stockholders           $            (0.09)       $          (0.12)
                                                              ===================        ================

Shares used in computing net loss per share available to                  88,389                  76,941
  common stockholders, basic and diluted
                                                             ====================        ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.



                            VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                           (unaudited)


Cash flows from operating activities:                                            2005                      2004
                                                                     -------------------          -----------------
  Net loss                                                             $     (8,143)              $          (8,958)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization                                                   168                             273
Gain on sale of property, plant & equipment                                    (615)                              -
Accretion of debt discount and other                                            229                             177
Interest income on stockholder note receivable                                  (70)                            (93)
Deferred compensation expense                                                    13                            (188)
Changes in operating and other assets and
  liabilities:
      Trade receivables                                                        (515)                           (183)
      Inventory                                                              (1,625)                           (166)
      Other current assets                                                     (435)                             18
      Accounts payable                                                        2,774                           1,360
      Accrued expenses and long-term interest                                   (39)                            469
      Deferred revenue                                                         (112)                           (450)
                                                                     -------------------          -----------------
         Net cash used in operating activities                               (8,370)                         (7,741)
                                                                     -------------------          -----------------
Cash flows from investing activities:
      Effect of deconsolidation of joint venture                                  -                            (913)
      Purchases of property, plant & equipment                                 (606)                           (171)
      Proceeds from sale of property, plant &
      equipment                                                                 622                               -
                                                                     -------------------          -----------------
         Net cash used in investing activities                                   16                          (1,084)
                                                                     -------------------          -----------------
Cash flows from financing activities:
      Proceeds from stockholder loan                                          2,500                               -
      Payment of long-term debt                                                   -                            (157)
      Dividends paid                                                            (43)                            (43)
      Interest received on stockholder note receivable                          281                             301
      Proceeds from stock option exercises                                      191                             231
      Proceeds from issuance of common stock,
        net of issuance costs                                                 5,991                           8,993
                                                                     -------------------          -----------------
          Net cash provided by financing activities                           8,920                           9,325
                                                                     -------------------          -----------------
Effect of foreign exchange rates on cash
     and cash equivalents                                                        26                              32
                                                                     -------------------          -----------------
Increase in cash and cash equivalents                                           592                             532
Cash and cash equivalents, beginning of period                                2,500                           2,692
                                                                     -------------------          -----------------
     Cash and cash equivalents, end of period                         $       3,092                $          3,224



 The accompanying notes are an integral part of these condensed consolidated financial statements.










                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of June 30, 2005, its consolidated results of operations for each of the three-month periods ended June 30, 2005 and June 30, 2004, and the consolidated cash flows for each of the three-month periods ended June 30, 2005 and June 30, 2004.
     Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2005. The results for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. The year-end condensed consolidated balance sheet data as of March 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   BUSINESS AND BUSINESS STRATEGY:

     Valence Technology, Inc. (with its subsidiaries, the "Company") was founded in 1989 and has commercialized the industry's first phosphate-based lithium-ion technology. The Company's mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of its latest battery technology, the extensive experience of its management team, and the significant market opportunity available to it.

     In February 2002, the Company unveiled its Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material.
     The Company believes that Saphion(R) technology addresses the major weaknesses of existing technology while offering a solution that is competitive in cost and performance. The Company believes that by incorporating a phosphate-based cathode material, its Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, the Company offers its Saphion(R) technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell.

     The Company's business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its newly-formed Wholly Foreign-Owned
     Enterprises ("WFOE's") in China. These WFOE's initiated operations in late fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(TM)
     Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

     On July 13, 2005 the Company appointed James R. Akridge to succeed Stephan
     Godevais as its Chief Executive Officer. On August 3, the Company appointed
     Mr. Ackridge to succeed Mr. Godevais as its president. Mr. Godevais continues to act as an advisor to the Company.

3.   LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $3.1 million and $17.5 million remaining on a $20.0 million funding commitment made by Mr. Carl Berg, a director and principal stockholder, on June 13, 2005. On June 30, 2005 the Company drew down $2.5 million on this commitment in the form of a bridge loan. On July 13, 2005 the Company secured a $20 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010.
     The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan the





     Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for three years. The Company utilized
     $2.5 million of this loan to repay the June 30, 2005 draw from Mr. Berg.

     At June 30, 2005, the Company had $4.3 million of Series C-1 Convertible
     Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock and Series C-2
     Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following September 15, 2005). Applicable provisions of Delaware corporate law restrict the Company's ability to redeem the preferred stock. If the Company does not redeem the shares of Series C-1 when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of the Company's common stock during the three days ending on and including the conversion date. On
     July 11, 2005, Riverview Group LLC, the holders of all of the Series C-2, exercised its optional right of redemption on the $4.3 million of Series
     C-2 held by them. On July 14, 2005 the Company assigned its rights to purchase the Series C-2 to Berg & Berg, LLC, an affiliate of Carl Berg, a director and principal stockholder. Pursuant to the assignment, Berg & Berg has agreed that failure of the Company to redeem the stock on the maturity date shall not constitute a default under the Series C-2 certificate of designations and has waived the accrual of any default interest applicable in such circumstance. Berg & Berg has also agreed that in the event the Company does not redeem the shares of Series C-2 when required by their terms, the conversion price will be the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided that the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

     The Company's current forecast assumes product sales for the second and third fiscal quarters of 2006 of between $4.5 - $5.5 million. The Company also anticipates further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with continuing efforts in China.

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

     Currently, the Company does not have sufficient sales and gross profit to generate the cash flows required to meet its operating and capital needs.
     As a consequence, one of the Company's primary objectives has been to reduce expenses and overhead which limits the resources available to the development and commercialization of the Company's technology. The
     Company's limited financial resources could materially affect the ability, and the pace at which, the Company is able to commercially exploit its Saphion(R) technology, as well as other factors described under the Section
     "Risk Factors."

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION:

     Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. For reseller shipments where revenue recognition is deferred, the Company records revenue based upon resellers' supplied reporting of sales to end customers or upon their inventory reporting. For direct customers, the Company estimates a return percentage based upon its historical experience. The Company reviews this estimate on a quarterly basis. From time to time, the Company provides sales incentives in the form of rebates and other price adjustments; these are recorded as reductions to revenue as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.





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

     STOCK-BASED COMPENSATION:

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"),
     "Accounting for Stock-Based Compensation - Transition and Disclosure - an
     Amendment of FASB Statement No. 123", and consensus of the Emerging Issues
     Task Force No. 96-18, "Accounting for Equity Instruments with Variable
     Terms That Are Issued for Consideration Other Than Employee Services." The
     Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No.
     25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the first three months of fiscal 2006 and 2005 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):



                                                                                Three Months Ended
                                                                                      June 30,
                                                                       -----------------------------------
                                                                                2005            2004
                                                                       -----------------   ---------------
Net loss available to common stockholders - as reported                  $     (8,196)     $   (9,219)
Add: stock-based compensation expense, net of related taxes                      (580)           (903)
                                                                       -----------------   ---------------
Net loss available to common stockholders - pro forma                          (8,776)        (10,122)
Net loss available to common stockholders per share - as reported               (0.09)          (0.12)
Net loss available to common stockholders, basic and diluted, pro forma         (0.10)          (0.13)


     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first three months of fiscal 2006 and 2005:


                                              2006                2005
                                        ---------------      --------------
        Risk-free interest rate             3.72%               3.81%
        Expected life                       5.00 years          5.00 years
        Volatility                         93.31%             106.15%




     RECENT ACCOUNTING PRONOUNCEMENTS:

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of these deferred provisions in 2004 had no effect on the Company's financial position, results of operations or cash flows.

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

          In December 2004, the FASB released its final revised standard, SFAS No. 123R, SHARE-BASED PAYMENT. SFAS No. 123R requires that an entity measure the cost of equity based service awards using the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability based service awards using its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. As such, SFAS No. 123R is not effective until our fiscal 2007. The Company is evaluating SFAS 123R and believes that it will likely have a material effect on its financial position and results of operations when placed into effect.

          On May 30, 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. The standard applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     NET LOSS PER SHARE:

     Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-month periods ended June 30, 2005 and June 30, 2004 were as follows:



                                                                               Three Months Ended
                                                                                    June 30
                                                                          2005                   2004
                                                                    -------------------------------------
Shares reserved for conversion of Series C preferred stock             2,152,500              2,026,000
Common Stock options                                                  11,051,798              8,812,000
Warrants to purchase common stock                                      1,889,315              2,469,000
                                                                    -------------------------------------
                                                                      15,093,613             13,307,000





5.   EQUITY FINANCING:

     On April 27, 2005, the Company drew down $3.0 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 1,251,042 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On May 26, 2005, the Company drew down $2.0 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg,

     645,577 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date.

     On June 15, 2005, the Company drew down $1.0 million from its equity line of credit with Mr. Carl Berg. Under the terms of the equity commitment, the Company issued West Coast Venture Capital, Inc., an affiliate of Mr. Berg, 329,380 shares of its restricted common stock at the average closing bid price of the stock for the five days prior to the purchase date. This represented the final draw on the June 2004 $20 million equity financing commitment.

6.   INVENTORY:

     Inventory consisted of the following (in thousands) at:


                                     June 30, 2005      March 31, 2005
                                   ----------------     --------------
        Raw materials               $        1,109      $         464
        Work in process                      2,307                880
        Finished goods                         773              1,220
                                   ----------------     --------------
                                    $        4,189      $       2,564
                                   ================     ==============




7.   PROPERTY, PLANT AND EQUIPMENT, NET:

     Property, plant and equipment, net of accumulated depreciation and impairment consisted of the following (in thousands) at:


                                       June 30, 2005            March 31, 2005
                                    ------------------     ---------------------
Building and land                    $              -      $               -
Leasehold improvements                            474                    456
Machinery and equipment                         6,180                  7,678
Office and computer equipment                   1,372                  1,237
Construction in progress                            -                     64
                                    ------------------     ---------------------
   Total cost                                   8,026                  9,436
Less:  accumulated deprecation                 (5,232)                (5,191)
Less:  impairment                                 (53)                (1,862)
                                    ------------------     ---------------------
   Total cost, net of depreciation   $          2,741      $           2,383
                                    ==================     =====================


8.   INTELLECTUAL PROPERTY:

     Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over the remaining five years of its useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:


                                                                 June 30, 2005          March 31, 2005
                                                         ----------------------   ---------------------
        Intellectual property before impairment                       $ 13,602                $ 13,602
        Less: accumulated amortization                                  (4,736)                 (4,708)
        Less: Impairment                                                (8,494)                 (8,494)
                                                         ----------------------   ---------------------
        Intellectual property, net                                    $    371                $    400
                                                         ======================   =====================




     Amortization expense for each of the three-month periods ended June 30, 2005 and 2004 was approximately $29,000. Amortization expense for the remaining nine months of fiscal 2006 will be $85,000, and will be $114,000 in fiscal years 2007 and 2008, and $58,000 for fiscal 2009.

9.   DEBT:

        (in thousands)                  June 30, 2005          March 31, 2005
                                    --------------------     -----------------
        2001 Loan balance                     $20,000               $20,000
        1998 Loan balance                      14,950                14,950
        Bridge Loan                             2,500                     0
        Unaccreted debt discount                 (118)                 (294)
                                    --------------------     -----------------
        Balance                               $37,332               $34,656
                                    ====================     =================



     In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008 and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of June 30, 2005, accrued interest on the loan totaled $5.49 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrant was exercisable beginning on the date it was issued and on July 13, 2005 the expiration date of the warrants was extended to September 30, 2008. The fair value assigned to these warrants, totaling approximately $2.768 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 47 months, 100% volatility, and a risk free rate of 5.5%. Through June 30, 2005, a total of approximately $2.65 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three-month periods ended June 30, 2005 and 2004 was $404,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of June 30, 2005, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at June 30, 2005). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008 and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of June 30, 2005, accrued interest on the loan totaled $7.785 million, which is included in long term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants expired on June 16, 2004. The amount charged to interest expense for each of the three-month periods ended June 30, 2005 and 2004 was $335,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

     On June 30, 2005 the Company drew down $2.5 million from a new $20 million funding commitment with Mr. Berg entered into on June 13, 2005. This draw took the form of a bridge loan, which was repaid in full by the Company on July 13, 2005, including interest at an annual rate of 5.0%.

     On July 13, 2005 the Company secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010. The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for three years. The Company utilized $2.5 million of this loan to repay the June 30, 2005 draw from Mr. Berg. In connection with the loan both the third party financing company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $3.20 per share.

10.  COMMITMENTS AND CONTINGENCIES:

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its K-Charge(TM) Power Systems and its U-Charge(TM) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5.0% of the previous month's direct N-Charge(TM) Power System sales. The total warranty liability as of June 30, 2005 is $1.067 million.

     Product warranty liabilities for the three-month period ended June 30, 2005 and the year ended March 31, 2005 are as follows (in thousands):


                                     June 30, 2005         March 31, 2005
                                 ---------------------  ---------------------
        Beginning balance         $      1,067             $      490
        Less: claims                      (362)                  (695)
        Less: returns                       (7)                   (33)
        Plus: accruals                     369                  1,305
                                 --------------------------------------------
        Ending balance            $      1,067             $    1,067
                                 ============================================


     LITIGATION:

     The Company is subject to various claims and litigation in the normal course of business. Any contingent liabilities are recorded on a gross basis if probable and estimable. In the opinion of management, all pending legal matters are either covered by insurance or, in not insured, will not have a material adverse impact on the Company's consolidated financial statements.

11.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all of the outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. Under the terms of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, the preferred stock is convertible into common stock at $4.00 per share, carry a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and are redeemable on December 15, 2005. The new series of preferred stock are identical in all respects except that the holder of the Series C-2 Convertible Preferred Stock will have the right to require the Company to redeem the Series C-2 Convertible

     Preferred Stock at any time during the 30 days following June 15, 2005 and September 15, 2005. The Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share. Applicable provisions of Delaware corporate law restrict the Company's ability to redeem the preferred stock. If the Company does not redeem the shares of Series C-1 when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of the Company's common stock during the three days ending on and including the conversion date. On July 11, 2005, Riverview Group LLC, the holder of all the Series C-2, exercised its optional right of redemption on the $4.3 million of Series C-2 held by them. On July 14, 2005 the Company assigned its right to purchase the Series C-2 to Berg & Berg, an affiliate of Carl Berg, a director and principal stockholder. Pursuant to the assignment, Berg & Berg has agreed that the failure of the Company to redeem the stock on the maturity date shall not constitute a default under the Series C-2 certificate of designations and has waived the accrual of any default interest applicable in such circumstance. Berg & Berg has also agreed that in the event the Company does not redeem the shares of Series C-2 when required by their terms, the conversion price will be the lower of $4.00 or the closing of the Company's common stock on the conversion date, provided that the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

     In connection with the issue of the initial issuance of the Series C Convertible Preferred Stock, the Company issued to the Series C Convertible Preferred Stock holder a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock.

12.  RELATED PARTY TRANSACTIONS:

     In June 2005, Mr. Carl Berg, a director and stockholder in the Company, agreed to provide an additional $20 million funding commitment. This funding commitment can take the form of debt or equity. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a bridge loan at a 5.0% annual interest rate and was repaid with proceeds from the July 2005 debt offering Mr. Berg's commitment can be reduced by the amount of net proceeds received from a debt or equity transaction. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

     In June 2004, Mr. Carl Berg, a director and stockholder in the Company, agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment came in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of June 30, 2005, the Company has drawn down the full amount of this commitment.

     On January 1, 1998, the Company granted Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, the Company granted Mr. Dawson an option to purchase 660,494 shares pursuant to the Company's 1990 Plan, and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full-recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of June 30, 2005, principal and interest amounts of $3.406 million and $1.547 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less.

     In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

13.  SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company's chief operating decision maker is its Chief Executive Officer, who reviews operating results to make decisions about resource allocation and to assess performance. The Company's chief operating decision maker views results of operations of a single operating segment, the development and marketing of the

     Company's Saphion(R) technology. The Company's Chief Executive Officer has organized the Company functionally to develop, market and manufacture Saphion(R) products.

     Long-lived asset information by geographic area at June 30, 2005 and March 31, 2005 is as follows (in thousands):


                                 June 30, 2005           March 31, 2005
                            ---------------------    -------------------
        United States           $            904         $         $987
        International                      2,208                  1,796
                            ---------------------    -------------------
        Total                   $          3,112         $        2,783
                            =====================    ===================


     Revenues by geographic area for the three-month periods ended June 30, 2005 and June 30, 2004 are as follows (in thousands):

                                    Three Months Ended June 30,
                              ----------------------------------------
                                       2005               2004
                              -------------------  -------------------
        United States                     $3,207               $2,633
        International                        198                  204
                              -------------------  -------------------
        Total                             $3,405               $2,837
                              ===================  ===================


14.  SUBSEQUENT EVENTS:

     On July 13, 2005 the Company secured a $20 million loan from a third party financing company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010. The loan will bear interest at the greater of 6.75% and LIBOR plus 4.0%. In connection with the loan the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THE REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC., TO WHICH WE REFER IN THIS REPORT AS VALENCE, WE OR US, OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS, (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES; (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (E) OUR BUSINESS AND GROWTH STRATEGIES. YOU ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHER, DISCUSSED IN THE SECTIONS - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE A PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH WE REFER IN THE REPORT AS THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. THE RESULTS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2005 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2006.

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

Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, and internal manufacturing efforts through our Wholly Foreign-Owned Enterprises (WFOE's) in China. These WFOE's initiated operations in late fiscal 2005. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and customers' products in both the large-format and small-format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

To date, we have achieved the following successes in implementing our business plan:

     o    Proven the feasibility of our technology;

     o Launched new Saphion(R) technology-based products, including our N-Charge(TM) Power System family and our K-Charge(TM) Power System, which meet market needs of a large customer base, and introduced our U-Charge(TM) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

     o    Demonstrated capability for high volume production.

     o Established relationships with top tier customers across many of the target market for our products, while continuing to build our brand awareness in multiple channels;

     o Closed and sold our high-cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low-cost, quality production;

     o Signed an agreement granting Tyco Electronics Power Systems, Inc. the exclusive right to resell under its private-labeled ELiTE RK brand, our K-Charge (TM) Power System to its telecommunications and utility customers for a period of three years.

     o Began shipping in volume our long-range battery packs using our Saphion(R) technology for use in Segway LLC's human transporter.

     o Established volume production of cathode powder and power systems in our two WFOE's in Suzhou, China.

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

     o Completed design of a U-Charge(TM) Power System and fuel gauge designed specifically for the electric wheelchair market. This new product is expected to be available in the third quarter of fiscal 2006.

Our financial results for the three-month period ended June 30, 2005 were consistent with our expected progress in our business. First quarter of fiscal 2006 revenue was in line with our expectations at $3.4 million, an increase of 20.0% from the first quarter of fiscal year 2005 of $2.8 million and an increase of 43.8% from the fourth quarter of the fiscal 2005 of $2.4 million. Gross margin loss was (56%) for the first quarter of fiscal 2006, compared with (38%) for the first quarter of fiscal 2005. During the first quarter of fiscal 2006, we continued our efforts to transition our manufacturing and other operations to our WFOE's in China, which became operational in late fiscal 2005. To support the continual efforts in China and help manage potential delays in product transitions and receiving customer purchase orders, on June 13, 2005 we have received an additional $20 million funding commitment from Carl Berg, a director and principal stockholder, to cover our fiscal 2006 cash requirements. As of June 30, 2005, $2.5 million had been drawn down in the form of a bridge loan and $17.5 million remained under the commitment. This bridge loan was repaid with proceeds from the July debt offering. The remaining commitment can be reduced if funds to support operational needs are received from other debt or equity financing arrangements. As of the date of this report, Mr. Berg has not requested that his commitment be reduced. On July 13, 2005 the Company secured a $20 million loan from a third party financing company, the full amount of which has been drawn down. From the proceeds of this loan we repaid the $2.5 million amount drawn on Mr. Berg's line.

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

REVENUE RECOGNITION

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

IMPAIRMENT OF LONG-LIVED ASSETS

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

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three months ended June 30, 2005 and 2004 (the three months ended for each period may also be referred to as the first quarter of the respective fiscal year):




                                   ---------------------------------------------------------------
                                           June 30, 2005                   June 30,2004
                                   ---------------------------------------------------------------
(dollars in thousands)                     % of Revenue                    % of Revenue
Licensing and royalty revenue           $     144              4%        $     73              3%
Battery and system sales                    3,261             96%           2,764             97%
                                   ---------------------------------------------------------------
Total revenues                              3,405            100%           2,837            100%
Gross profit (loss)                        (1,922)           -56%          (1,086)           -38%
Operating expenses                          5,338            157%           6,915            244%
Operating loss                             (7,260)          -213%          (8,001)          -282%
                                   ---------------------------------------------------------------
Net loss                                $  (8,143)          -239%        $ (8,958)          -316%
                                   ===============================================================



REVENUES AND GROSS MARGIN

BATTERY AND SYSTEM SALES: Battery and system sales increased by $497,000, or 18.0%, to $3.261 million in the first quarter of fiscal 2006 from $2.764 million in the first quarter of fiscal 2005. The increase in battery and system sales was primarily the result of sales of the Segway battery pack and other U-Charge
(TM) products. Overall, we saw a 580% increase in large-format orders in the first quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. These systems comprised 38% of our total revenue for the three months ended June 30, 2005 versus 8% for the three months ended June 30, 2004. However, due to the high cost of doing business in the retail channel in connection with our N-Charge (TM) products and our desire to focus on our Saphion(R) technology, we have decided to cease sales of N-Charge products through our retail channels. Product shipments to resellers that are subject to right of return and monies received for exclusivity of future obligations are recorded on the balance sheet as deferred revenue. We had $1.129 million in deferred revenue on our balance sheet at June 30, 2005.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our technology. Fiscal first quarter 2006 licensing and royalty revenue was $144,000 compared with $73,000 for the same quarter in fiscal 2005. Licensing and royalty revenue was primarily from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

GROSS MARGIN (LOSS): Gross margin (loss) as a percentage of revenue was (56%) for the first quarter of fiscal 2006 as compared to (38%) in the first quarter of fiscal 2005. We maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing operating costs. Gross margins were impacted by the ramp-up cost of the Segway product as well as the manufacturing transition to China. We have successfully transitioned our battery manufacturing and N-Charge(TM) product assembly operations to contract manufacturers in Asia and as well as our manufacturing and product development operations to our newly-established WFOE's in Suzhou, China. We expect cost of sales to continue to decrease as a percentage of sales as production volumes continue to increase, as we continue to implement our lower-cost manufacturing strategy, and as we launch higher-margin products.

OPERATING EXPENSES

The following table summarizes operating expenses for the three-month periods ended June 30, 2005 and 2004:


                                                Three Months Ended June 30
                                        --------------------------------------------
                                                            Increase/
(Dollars in thousands                     2005     2004    (Decrease)      %Change
                                        --------------------------------------------
Research and product development         1,692    1,899        (207)         -11%
Marketing                                  723    1,330        (607)         -46%
General and administrative               3,370    3,412         (42)          -1%
Depreciation and amortization              168      273        (105)          -38%
(Gain)/Loss on disposal of assets         (615)       -        (615)            -
Total operating expenses                 5,338    6,914      (1,576)          -23%
Percentage of revenues                     157%     244%




During the first quarter of fiscal 2006, operating expenses were 157% of revenue and were 244% of revenue in the same quarter last year. The decrease is a result of increased revenues and our focus on expense reductions during the quarter, offset by increases in general and administrative expenses related to compliance with the Sarbanes-Oxley Act of 2002 and our relocation of manufacturing and development operations to China, as well as by our gain on the sale of our Mallusk, Northern Ireland facility.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $207,000, or 11%, to $1.692 million for the first quarter of fiscal 2006 from $1.899 million for the first quarter of fiscal 2005. The decrease in research and development expenses is the result of cessation of process development work in our Northern Ireland facility, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $723,000 in the first quarter of fiscal 2006 were $607,000 lower than the comparable period of fiscal 2005. The decrease in marketing expenses in the three-month period ended June 30, 2005 over the comparable period in fiscal 2005 was the result of reduced spending for lead generation, consulting related to European market development, and reduced media advertising expenditures. We expect marketing expenses to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $3.370 million and $3.412 million for the first fiscal quarters of 2006 and 2005, respectively. General and administrative expense decreases attributable to the closing of our Northern Ireland were offset by increases caused by our ongoing relocation and establishment of manufacturing and development operations to China.

GAIN ON SALE OF ASSETS: Gains on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility were $615,000 in the first quarter of fiscal 2006. The majority of the gain is related to the sale of our Northern Ireland facility property and equipment completed in April, 2005. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China, and was sold for fair value.

DEPRECIATION AND AMORTIZATION

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $168,000 and $273,000 for the first quarters of fiscal 2006 and 2005, respectively. The decrease in depreciation resulted from the sale of assets in our Northern Ireland facility in the third quarter of fiscal 2005, the impact of the impairment charges to intellectual property and property, plant, and equipment and the impact of the sale of our Henderson, Nevada facility.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At June 30, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $3.1 million and $17.5 million remaining on a new $20.0 million funding commitment made by Mr. Carl Berg, a director and principal stockholder, on June 13, 2005. On June 30, 2005 the Company drew down $2.5 million on this commitment in the form of a bridge loan. On July 13, 2005 the Company secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010. The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for three years. The Company utilized $2.5 million of this loan to repay the June 30, 2005 draw from Mr. Berg.

At June 30, 2005, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following September 15, 2005). Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If we do not redeem the shares of Series C-1 when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of our common stock during the three days ending on and including the conversion date. On July 11, 2005, Riverview Group LLC, the holders of all of the Series C-2, exercised its optional right of redemption on the $4.3 million of Series C-2 held by them. On July 14, 2005 the Company assigned its rights to purchase the Series C-2 to Berg & Berg, LLC, an affiliate of Carl Berg, who is a director and principal stockholder of the Company. Pursuant to the assignment, Berg & Berg has agreed that failure of the Company to redeem the stock on the maturity date shall not constitute a default under the Series C-2 certificate of designations and has waived the accrual of any default interest applicable in such circumstance. Berg & Berg pursuant to the assignment dated July 14, 2005, as amended on August 8, 2005, has also agreed that in the event the Company does not redeem the shares of Series C-2 when required by their terms, the conversion price will be the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided that the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

Our current forecast assumes product sales for the second and third fiscal quarters of 2006 of between $4.5 - $5.5. million. We also anticipate further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with continuing efforts in China.

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

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. As a consequence, one of our primary objectives has been to reduce expenses and overhead and thus limiting the resources available to the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which, we are able to commercially exploit our Saphion(R) technology, as well as other factors described under the section "Risk Factors."

The following table summarizes our statement of cash flows for the three months ended June 30, 2005 and 2004:

                                                             Three Months Ended June 30,
                                                       ----------------------------------------
        (Dollars in thousands)                                2005                     2004
                                                       ---------------           --------------
        Net cash flows provided by (used in):
        Operating activities                               $  (8,370)               $  (7,741)
        Investing activities                                      16                   (1,084)
        Financing activities                                   8,920                    9,325
        Effect of foreign exchange rates                          26                       32
                                                       ---------------           --------------
        Net increase in cash and cash equivalents          $     592                $     532
                                                       ===============           ==============



Our use of cash from operations the first three months of fiscal 2006 and fiscal 2005 was $8.4 million and $7.7 million, respectively. The cash used for operating activities during the first three months of our fiscal 2006 operating activities was primarily for operating losses and working capital. Cash use for operating losses in the first three months of fiscal 2006 was lower than the same period of fiscal 2005 by $1.5 million. Cash used for working capital in the first three months of fiscal 2006 was greater than cash used for working capital in the first three months of fiscal 2005 by $2.2 million primarily to support purchases of inventory for increased production.

In the first three months of fiscal 2006, we received net cash from investing activities of $16,000. The cash provided from investing activities during the first three months of fiscal 2006 relates to the sale of property and equipment from our Northern Ireland facility. These sales proceeds are offset by purchases of equipment for our China manufacturing facilities and enterprise software. Cash used in investing activities during the first three months of fiscal 2005 relates to the effect of deconsolidation of our China joint venture, as the assets, liabilities, and operating results of the joint venture are no longer being consolidated into our financial statements.

We obtained cash from financing activities of $8.9 million and $9.3 million during the first three months of fiscal 2006 and 2005, respectively. The financing activates in the first three months of fiscal 2006 included a $2.5 million bridge loan agreement with Berg & Berg and equity issuances totaling $6.0 million to Berg & Berg under our equity line agreement.

As a result of the above, we had a net increase in cash and cash equivalents of $592,000 during the first three months of fiscal 2006 and a net increase of $532,000 for the first three months of fiscal 2005.

CAPITAL COMMITMENTS AND DEBT

At June 30, 2005, we had commitments for capital expenditures for the next 12 months of approximately $175,000 relating to the continuing implementation of enterprise software and $305,000 for production equipment in our new manufacturing facility in China. We anticipate that we will incur additional capital expenses as we start up and expand our China operations. We may require additional capital expenditures in order to meet greater demand levels for our products than currently are anticipated.

Our cash obligations for short-term and long-term debt, gross of unaccreted discount, consisted of:


        (Dollars in thousands)                        June 30, 2005
                                                  --------------------
        Loan from stockholder                          $        2,500
        1998 long-term debt to Berg & Berg                     14,950
        2001 long-term debt to Berg & Berg                     20,000
        Interest on long-term debt                             13,276
                                                  --------------------
        Total debt                                     $       50,726
                                                  ====================

Repayment obligations of short-term and long-term debt principal as of June 30, 2005 are:



                                                        Fiscal year
                              --------------------------------------------------------------------------
(Dollars in thousands)          2006     2007      2008      2009      2010     Thereafter      Total
                              -------- --------  -------  --------  ---------  -----------    ----------
Principal repayment           $2,500    $34,950       -         -         -              -     $ 37,450




Subsequent to June 30, 2005, we repaid the $2.5 million due in fiscal 2006 with proceeds from the July 13, 2005 debt arrangement, and Berg & Berg agreed to extend the maturity of the 1998 and 2001 long-term debt due in fiscal 2007 (September 30, 2006) to fiscal 2009 (September 30, 2008).

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of June 30, 2005, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):



                                                                                        PAYMENT DUE BY PERIOD
                                                   -----------------------------------------------------------------------------
Contractual Obligations                                Total         Less than One   1- 2 Years     3 - 5 Years     More than 5
                                                                        Year                                          Years
-------------------------------------------        -------------   -------------   -------------   -------------   -------------
Short- and long-term debt obligations                  $ 50,726       $       -        $ 50,726         $     -        $      -
Operating lease obligations                               1,696             467           1,064             165               -
Purchase obligations                                      3,248           3,248               -               -               -
Redemption of Converible Preferred Stock                  8,610           8,610               -               -               -
                                                   -------------   -------------   -------------   -------------   -------------
Total                                                  $ 64,280       $  12,325        $ 51,790         $   165        $      -
                                                   =============   =============   =============   =============   =============


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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NEED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

At June 30, 2005, our principal sources of liquidity were cash and cash equivalents of $3.1 million and $17.5 million remaining on a new $20.0 million funding commitment made by Mr. Carl Berg, a director and principal stockholder, on June 13, 2005. On June 30, 2005 we drew down $2.5 million on this commitment in the form a bridge loan. On July 13, 2005 we secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 12, 2010. The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. We utilized $2.5 million to repay the June 30, 2005 draw from Mr. Berg. In connection with the loan, we purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for three years.

At June 30, 2005, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and are redeemable on December 15, 2005 (subject to an early right of redemption in the case of the Series C-2 Convertible Preferred Stock during the 30 days following September 15, 2005). Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If we do not redeem the shares of Series C-1 when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of our common stock during the three days ending on and including the conversion date. On July 11, 2005, Riverview Group LLC, the holders of all of the Series C-2, exercised its optional right of redemption on the $4.3 million of Series C-2 held by them. On July 14, 2005 we assigned its rights to purchase the Series C-2 to Berg & Berg, LLC, an affiliate of Carl Berg, who is a director and principal stockholder. Pursuant to the assignment, Berg & Berg has agreed that our failure to redeem the stock on the maturity date shall not constitute a default under the Series C-2 certificate of designations and has waived the accrual of any default interest applicable in such circumstance. Berg & Berg has also agreed that in the event we do not redeem the shares of Series C-2 when required by their terms, the conversion price will be the lower of $4.00 or the closing price of our common stock on the conversion date, provided that the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

Our current forecast assumes product sales for the second and third fiscal quarters of 2006 of between $4.5 - $5.5 million. We also anticipates further cash benefits from continued reductions in operating expenses and manufacturing costs, offset by small increases to capital expenditures associated with continuing efforts in China.

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

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs. As a consequence, one of our primary objectives has been to reduce expenses and overhead thus limiting the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which we are able to commercially exploit our Saphion(R) technology. For example, it could:

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

     o make us more vulnerable to failure to achieve our forecasted results, economic downturns, adverse industry conditions, and catastrophic external events;

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $469.5 million as of June 30, 2005. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2006. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss available to common stockholders of $8.196 million in the three months ended June 30, 2005, a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005 and a net loss available to common stockholders of $56.1 million for the fiscal year ended March 31, 2004. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE BEYOND THOSE CURRENTLY
ANTICIPATED.

We have planned for an increase in sales, and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. Our ability to meet this additional customer demand would depend on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales will lag behind these increased working capital requirements.

OUR INDEBTEDNESS AND OTHER OBLIGATIONS ARE SUBSTANTIAL AND COULD MATERIALLY AFFECT OUR BUSINESS AND OUR ABILITY TO INCUR ADDITIONAL DEBT TO FUND FUTURE NEEDS.

We now have and will continue to have a significant amount of indebtedness and other obligations. As of June 30, 2005, we had approximately $50.6 million of total consolidated indebtedness and other obligations. On July 13, 2005 we secured an additional 20.0 million loan with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the first three months of fiscal 2006, one customer, Segway, LLC, contributed approximately 31% of revenue while D&H Distributors and PC Connection contributed approximately 17% and 14% of revenue, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

     o    reduction, delay or cancellation of orders from a customer;

     o    development by a customer of other sources of supply;

     o selection by a customer of devices manufactured by one of our competitors for inclusion in future product generations ;

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF OUR SAPHION(R) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. Technical issues may arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If our customers or we are unable to gain any significant market acceptance for Saphion(R) technology-based batteries, our business will be adversely affected. It is too early to determine if Saphion(R) technology-based batteries will achieve significant market acceptance.

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

If our products, when introduced, do not perform as expected, our reputation could be severely damaged, and we could lose existing or potential future business. This performance failure may have the long-term effect of harming our ability to develop, market, and sell our products.

OUR FAILURE TO COST-EFFECTIVELY MANUFACTURE OUR TECHNOLOGICALLY COMPLEX BATTERIES IN COMMERCIAL QUANTITIES WHICH SATISFY OUR CUSTOMERS' PRODUCT SPECIFICATIONS AND THEIR EXPECTATIONS FOR PRODUCT QUALITY AND DELIVERY COULD DAMAGE OUR CUSTOMER RELATIONSHIPS AND RESULT IN SIGNIFICANT LOST BUSINESS OPPORTUNITIES FOR US.

To be successful, we must cost-effectively manufacture commercial quantities of our technologically complex batteries that meet customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly-owned subsidiaries in China. We currently manufacture our batteries and assemble our products in China and Taiwan. We intend to transition additional operations to Asia over the course of fiscal 2006. We are dependent on the performance of our manufacturing partners as well as our own manufacturing operations to manufacture and deliver our products to our customers. If any of our manufacturing partners or our own manufacturing operations are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose customers and adversely impact our ability to attract future customers.

IN ADDITION TO BEING USED IN OUR OWN PRODUCT LINES, OUR BATTERY CELLS ARE INTENDED TO BE INCORPORATED INTO OTHER PRODUCTS. IF WE DO NOT FORM EFFECTIVE ARRANGEMENTS WITH OEMS TO COMMERCIALIZE THESE PRODUCTS, OUR PROFITABILITY COULD BE IMPAIRED.

Our business strategy contemplates that we will be required to rely on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized power system and the commencement of volume shipments of the power systems to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our products by OEMs. If we are unable to design, develop, and introduce products that meet OEMs' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or pack assemblers to successfully commercialize our products, which could impair our profitability.

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

WE HAVE FIVE KEY EXECUTIVES, THE LOSS OF ANY OF WHICH COULD HARM OUR BUSINESS.

Without qualified executives, we face the risk that we will not be able to effectively run our business on a day-to-day basis or execute our long-term business plan. We do not have key man life insurance policies with respect to any of our key members of management.

OUR ONGOING MANUFACTURING AND DEVELOPMENT OPERATIONS IN CHINA ARE COMPLEX AND HAVING THESE REMOTE OPERATIONS MAY DIVERT MANAGEMENT ATTENTION, LEAD TO DISRUPTIONS IN OPERATIONS AND DELAY IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We have relocated most of our manufacturing and development operations to China, which has been a time-consuming and complicated process. These facilities became operational in late fiscal 2005. The relocation of our operations continues to require physically moving and setting up operations as well as ensuring that we have adequate staffing, including administrative and executive personnel.. We may not be able to find suitable employees in China. If the labor pool does not have adequate resources, we may have to train personnel to perform necessary functions for our manufacturing and development operations. Additionally, some of our key employees, including executives, may choose not to remain employed with us after the relocation. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.

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

     o fluctuations in currency exchange rates relative to the U. S. dollar could make our batteries and our technology unaffordable to foreign purchasers and licensees or more expensive compared to those of foreign manufacturers and licensors;

     o longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of foreign sales and royalties;

     o import and export licensing requirements in Europe and other regions, including China, where we intend to conduct business, which may reduce or eliminate our ability to sell or license in certain markets; and

     o political and economic instability in countries, including China, where we intend to conduct business, which may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries.

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

COMPETITION FOR PERSONNEL, IN PARTICULAR FOR PRODUCT RESEARCH AND DEVELOPMENT PERSONNEL, IS INTENSE, AND WE MAY HAVE DIFFICULTY ATTRACTING THE PERSONNEL NECESSARY TO EFFECTIVELY OPERATE OUR BUSINESS.

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

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan, and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt our manufacturing of our batteries and products at our OEM facilities or our own facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing the overall economy, such as the telecommunications, industrial, and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

Patent applications in the United States are maintained in secrecy until the patents issue or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement that the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our operations.

IF WE CANNOT PROTECT OR ENFORCE OUR EXISTING INTELLECTUAL PROPERTY RIGHTS OR IF OUR PENDING PATENT APPLICATIONS DO NOT RESULT IN ISSUED PATENTS, WE MAY LOSE THE ADVANTAGE OF OUR RESEARCH AND MANUFACTURING ACTIVITIES.

Our ability to compete successfully will depend on whether we can protect our existing proprietary technology and manufacturing processes. We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. These measures may not be adequate to safeguard the proprietary technology underlying our batteries. Employees, consultants, and other who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies in the event of their breaches. In addition, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

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

     o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     o redesign those products or manufacturing processes that use the infringed technology, which may not be economically or technologically feasible.

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

We manufacture and export products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the U.S. Senate voted to permanently normalize trade with China, which provides a favorable category of U.S. import duties. In addition, on December 11, 2001, China was accepted into the World Trade Organization (WTO), a global international organization that regulates international trade. As a result of opposition to certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations, or NTR, status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could have an adverse effect on our business.

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

We currently manufacture and export our products from China. The legal regime protecting intellectual property right in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

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

THE GOVERNMENT OF CHINA CONTINUES TO EXERCISE SUBSTANTIAL CONTROL OVER THE CHINESE ECONOMY WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China's continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual enterprises. However, the economy continues to be subject to significant government controls which, if directed towards our business activities, could have a significant adverse impact on us. For example, if the government were to limit the number of foreign personnel who could work in the country, or substantially increase taxes on foreign businesses or were to impose any number of other possible types of limitations on our operations, the impact would be significant.

CHANGES IN CHINA'S POLITICAL AND ECONOMIC POLICIES COULD HARM OUR BUSINESS.

The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effect these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

     o    economic structure;

     o    level of government involvement in the economy;

     o    level of development;

     o    level of capital reinvestment;

     o    control of foreign exchange;

     o    currency valuation;

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

The business culture of China is, in some respects, different from the business culture in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in China and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in China are very significant in the business culture. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in China may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in China may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in China may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in China may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in China may be more difficult to review and understand. Also, despite legal developments in China over the past 20 years, adequate laws, comparable with Western standards, do not exist in all areas and it is unclear how many of our business arrangements would be interpreted or enforced by a court in China.

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

THE SYSTEM OF TAXATION IN CHINA IS UNCERTAIN AND SUBJECT TO UNPREDICTABLE CHANGE THAT COULD AFFECT OUR PROFITABILITY.

Many tax rules are not published in China and those that are published can be ambiguous and contradictory, leaving a considerable amount of discretion to local tax authorities. China currently offers tax and other preferential incentives to encourage foreign investment. However, the country's tax regime is undergoing review and we cannot assure you that such tax and other incentives will continue to be made available. Currently, China levies a 10% withholding tax on dividends received from Chinese-foreign joint ventures. If we enter into a joint venture with a Chinese company as part of our strategy to reduce costs, the joint venture may be considered a Chinese-foreign joint venture if the majority of its equity interests are owned by a foreign shareholder. A temporary exemption from this withholding tax has been granted to foreign investors. However, there is no indication when this exemption will end.

IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO RECOVER VALUE ADDED TAXES IMPOSED BY THE CHINESE TAXING AUTHORITIES.

China's turnover tax system consists of value-added tax, consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs Value Added Tax (VAT) on purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. However, due to a reduction in the VAT export refund rate of some goods, exporters might bear part of the VAT they incurred in conjunction with the exported goods. In 2003, changes to the Chinese VAT system were announced affecting the recoverability of input VAT beginning January 1, 2004. Our VAT expense will depend on the reaction of both our suppliers and customers. Continued efforts by the Chinese government to increase tax revenues could result in the revisions to tax laws or their interpretation, which could increase our VAT and various tax liabilities.

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

A renewed outbreak of SARS, aviary flu, or another widespread public health problem in China, where we have moved our manufacturing operations and may move additional operations, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

     o quarantines or closures of some of our manufacturing or other facilities which would severely disrupt our operations, or

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

Rapid and ongoing changes in technology and product standards could quickly render our products less competitive or obsolete. Other companies who are seeking to enhance traditional battery technologies, such as lead acid and nickel cadmium, have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems, and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be more directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

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

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-SLI lead-acid batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT E-One Moli Energy as well as the numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

LAWS REGULATING THE MANUFACTURE OR TRANSPORTATION OF BATTERIES MAY BE ENACTED WHICH COULD RESULT IN A DELAY IN THE PRODUCTION OF OUR BATTERIES OR THE IMPOSITION OF ADDITIONAL COSTS THAT COULD HARM OUR ABILITY TO BE PROFITABLE.

At the present time, international, federal, state, and local laws do not directly regulate the storage, use, and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future, which could impose environmental, health and safety controls on the storage, use, and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both internationally and domestically. Under the recently revised United Nations recommendations and as adopted by the International Air Transport Association (IATA), our N-Charge(TM) Power System (Model VNC-65) and N-Charge(TM) Power System II are exempt from a Class 9 designation for transportation, while our N-Charge(TM) Power System (Model VNC-130), our K-Charge(TM) Power System, and U-Charge(TM) Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United

Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation (DOT) Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of July 29, 2005, our officers, directors and their affiliates as a group beneficially owned approximately 40.3% of our outstanding common stock. Carl Berg, one of our directors, beneficially owns approximately 42.9% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

     o vote for election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On July 29, 2005, the closing price of our common stock was $3.11. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

     o    governmental regulation;

     o developments in our patent or other proprietary rights or our competitors' developments

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 89,448,306 shares of common stock as of June 30, 2005. In addition, at June 30, 2005, we had 12,941,113 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock issued on December 1, 2004, we expect that we may need to issue up to 2,152,500 shares of our common stock (based on a conversion price of $4.00).

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

OUR BUSINESS IS SUBJECT TO CHANGING REGULATIONS RELATING TO CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT HAS INCREASED BOTH OUR COSTS AND THE RISK OF NONCOMPLIANCE.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our registered independent public accounting firm's audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our registered independent public accounting firm to provide its audit opinion as of March 31, 2006 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we cannot assure you that these efforts will be completed on a timely and successful basis.

Because these laws, regulations, and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

In the event that our chief Executive Officer, Vice President of Finance, or registered independent public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-

Oxley Act of 2002, there may be a material adverse impact in investor perceptions and a decline in the market price of our stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at June 30, 2005. However, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans, which mature in September 2008, to a stockholder. The first loan has an adjustable rate of interest at 1% above the lender's borrowing rate (9% at June 30, 2005) and the second loan has a fixed interest rate of 8%. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $37,000. The table below presents principal amounts by fiscal year for our long-term debt:


                                2006     2007      2008      2009      2010     Thereafter      Total
                              -------- --------  -------  --------  ---------  -----------    ----------
                                                        (Dollars in thousands)
Liabilities
Fixed rate debt:               $    -    $20,000       -         -         -            -      $ 20,000
Variable rate debt:            $    -     14,950       -         -         -            -      $ 14,950
Bridge Loan                    $ 2,500                 -         -         -            -      $  2,500




Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosures controls and procedures as of the end of the first quarter of fiscal 2006. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and litigation in the normal course of business. Any contingent liabilities are recorded on a gross basis if probable and estimable. In our opinion, all pending legal matters are either covered by insurance, or, if not insured, will not have a material adverse impact on our condensed consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, other than as previously reported in Current Reports on Form 8-K filed by us with the Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.


4.1        Option Agreement, dated as of July 13, 2005, by and between Valence Technology, Inc. and
           James R. Akridge.

10.1       Letter Agreement, dated August 8, 2005, by and between Valence Technology, Inc. and Berg &
           Berg Enterprises, LLC.

31.1       Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2       Certification of Kevin W. Mischnick, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1       Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Kevin W. Mischnick, Principal Financial Officer, pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             VALENCE TECHNOLOGY, INC.



Date: August 9, 2005         By:   /s/ James R. Akridge
                                   ---------------------------------------------
                                   James R. Akridge
                                   Chief Executive Officer (Principal Executive
                                   Officer)



                             By:   /s/ Kevin W. Mischnick
                                   ---------------------------------------------
                                   Kevin W. Mischnick
                                   Vice President of Finance and Assistant
                                   Secretary (Principal Financial and
                                   Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

4.1       Option Agreement, dated as of July 13, 2005, by and between Valence Technology, Inc. and
          James R. Akridge.

10.1      Letter Agreement, dated August 8, 2005, by and between Valence Technology, Inc. and Berg &
          Berg Enterprises, LLC.

31.1      Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2      Certification of Kevin W. Mischnick, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1      Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Kevin W. Mischnick, Principal Financial Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
