Form 10-Q
period 2005-09-30
VALENCE TECHNOLOGY INC
filed 2005-11-10
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

                                    Yes  No  x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  No  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  No  x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.001 par value                        89,679,678
              (Class)                          (Outstanding at October 28, 2005)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005




                                                   INDEX

                                                                                                               PAGES

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of
              September 30, 2005 and March 31, 2005...............................................................1

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss for Each of the Three- and Six- Month Periods
              Ended September 30, 2005 and September 30, 2004.....................................................2

              Condensed Consolidated Statements of Cash Flows for
              the Six- Month Periods Ended September 30, 2005 and September 30, 2004..............................3

              Notes to Condensed Consolidated Financial Statements................................................4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................................14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................36

     Item 4.  Controls and Procedures............................................................................36


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................................37

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................................37

     Item 3.  Defaults upon Senior Securities....................................................................37

     Item 4.  Submission of Matters to a Vote of Security Holders................................................37

     Item 5.  Other Information..................................................................................37

     Item 6.  Exhibits and Reports on Form 8-K...................................................................37

SIGNATURE     ...................................................................................................38


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                            VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share and per share amounts)
                                                            (Unaudited)


                                                                         September 30, 2005          March 31, 2005
                                                                       -----------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $      10,411             $     2,500
   Trade receivables, net of allowance of $117 and $115 as of
      September 30, 2005 and March 31, 2005                                            3,184                   1,464
   Inventory                                                                           4,972                   2,564
   Prepaid and other current assets                                                    1,811                     920
                                                                       -----------------------     -------------------
      Total current assets                                                            20,378                   7,448
Property, plant and equipment, net                                                     2,912                   2,383
Intellectual property, net                                                               343                     400
                                                                       -----------------------     -------------------
      Total assets                                                             $      23,633            $     10,231
                                                                       =======================     ===================

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                                    5,004                   3,251
   Accrued expenses                                                                    4,217                   4,607
   Deferred revenue                                                                      954                   1,241
                                                                       -----------------------     -------------------
      Total current liabilities                                                       10,175                   9,099
Long-term interest                                                                    14,024                  12,536
Long-term debt, less current portion                                                  17,702                       -
Long-term debt to stockholder                                                         32,802                  34,656
                                                                       -----------------------     -------------------
   Total liabilities                                                                  74,703                  56,291
                                                                       -----------------------     -------------------
Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, 861 issued and outstanding as of September 30,
2005 and March 31, 2005, liquidation value $8,610                                      8,603                   8,582
                                                                       -----------------------     -------------------

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized;
89,679,612 and 87,061,639 shares outstanding as of September 30,
2005 and March 31, 2005                                                                   90                      87
Additional paid-in capital                                                           426,666                 415,745
Deferred compensation                                                                   (143)                    (89)
Notes receivable from stockholder                                                     (5,024)                 (5,164)
Accumulated deficit                                                                 (477,558)               (461,328)
Accumulated other comprehensive loss                                                  (3,704)                 (3,893)
                                                                       -----------------------     -------------------
   Total stockholders' deficit                                                       (59,673)                (54,642)
                                                                       -----------------------     -------------------
   Total liabilities, preferred stock and stockholders' deficit                $      23,633            $     10,231
                                                                       =======================     ===================


 The accompanying notes are an integral part of these condensed consolidated financial statements.



                                               VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                               (in thousands, except per share amounts)
                                                              (Unaudited)

                                                        Three Months Ended                   Six Months Ended
                                                           September 30,                       September 30,
                                                 ---------------------------------    --------------------------------
                                                      2005              2004               2005              2004
                                                 ---------------    --------------    ---------------    -------------

Revenue:
     Licensing and royalty revenue                    $    172           $   113           $    316       $      186
     Battery and system sales                            5,346             2,802              8,607            5,566
                                                 ---------------    --------------    ---------------    -------------
         Total revenues                                  5,518             2,915              8,923            5,752
Cost of Sales:                                           7,344             3,631             12,671            7,554
                                                 ---------------    --------------    ---------------    -------------
Gross profit (loss)                                     (1,826)             (716)            (3,748)          (1,802)
Operating expenses:
     Research and product development                    1,693             1,736              3,385            3,635
     Marketing                                             519               955              1,242            2,286
     General and administrative                          2,485             2,624              5,855            6,048
     Depreciation and amortization                         182               286                349              559
     Gain on sale of assets                                 (7)             (459)              (621)            (471)
     Asset impairment charge                                 -                87                  -               87
                                                 ---------------    --------------    ---------------    -------------
         Total costs and expenses                        4,872             5,229             10,210           12,144
                                                 ---------------    --------------    ---------------    -------------
Operating loss                                          (6,698)           (5,945)           (13,958)         (13,946)
Interest and other income                                  194                55                286              150
Interest and other expense                              (1,496)           (1,019)            (2,471)          (2,071)
                                                 ---------------    --------------    ---------------    -------------
Net loss                                                (8,000)           (6,909)           (16,143)         (15,867)
Dividends on preferred stock                                43                43                 86               86
Preferred stock accretion                                   10               218                 21              436
Net loss available to common stockholders            $  (8,053)        $  (7,170)        $  (16,250)       $ (16,389)
                                                 ===============    ==============    ===============    =============
Other comprehensive loss:
     Net loss                                        $  (8,000)        $  (6,909)        $  (16,143)       $ (15,867)
     Change in foreign currency translation
     adjustments                                           132               (19)               189               31
                                                 ---------------    --------------    ---------------    -------------
         Comprehensive loss                          $  (7,868)        $  (6,928)        $  (15,954)       $ (15,836)
                                                 ===============    ==============    ===============    =============
Net loss per share available to common
stockholders                                         $   (0.09)        $   (0.09)        $    (0.18)       $   (0.21)
                                                 ===============    ==============    ===============    =============
Shares used in computing net loss per share
available to common stockholders, basic and
diluted.                                                89,564            79,352             88,976           78,146
                                                 ===============    ==============    ===============    =============


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                             VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                            (Unaudited)

                                                                                  Six Months Ended September 30,
                                                                             -----------------------------------------
                                                                                     2005                   2004
                                                                             ------------------     ------------------
Cash flows from operating activities:
Net loss                                                                          $   (16,143)           $   (15,867)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        301                    559
     Asset impairment charge                                                                -                     87
     Accretion of debt discount and other                                                 465                    356
     Interest income on stockholder note receivable                                      (141)                  (164)
     Deferred compensation expense                                                        (54)                  (161)
     Stock option expense                                                                 282                      -
     Gain on disposal of property, plant, equipment                                      (621)                  (471)
Changes in operating and other assets and liabilities:
     Trade receivables                                                                 (1,720)                  (426)
     Inventory                                                                         (2,408)                  (606)
     Other current assets                                                                (890)                   (77)
     Accounts payable                                                                   1,753                    612
     Accrued expenses and long-term interest                                            1,098                  1,758
     Deferred revenue                                                                    (286)                  (766)
                                                                             ------------------     ------------------
         Net cash used in operating activities                                        (18,364)               (15,166)
                                                                             ------------------     ------------------

Cash flows from investing activities:
     Effects of deconsolidation of joint venture                                            -                   (913)
     Purchases of property, plant & equipment                                            (773)                  (254)
     Proceeds from sale of property, plant & equipment                                    621                     471
                                                                             ------------------     ------------------
         Net cash used in investing activities                                           (152)                  (696)
                                                                             ------------------     ------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                      19,634                       -
     Payment of long-term debt                                                              -                   (501)
     Dividends paid                                                                       (85)                   (86)
     Interest received on stockholder note receivable                                     281                    301
     Proceeds from stock option exercises                                                 562                    254
     Proceeds from issuance of common stock, net of issuance costs
         Net cash provided by financing activities                                      5,906                 15,989
                                                                             ------------------     ------------------
                                                                                       26,298                 15,957
Effect of foreign exchange rates on cash
     and cash equivalents                                                                 129                      5
                                                                             ------------------     ------------------
Increase in cash and cash equivalents                                                   7,911                    100
Cash and cash equivalents, beginning of period                                          2,500                  2,692
                                                                             ------------------     ------------------
Cash and cash equivalents, end of period                                          $    10,411             $    2,792
                                                                             ------------------     ------------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of September 30, 2005, its consolidated results of operations for each of the three- and six-month periods ended September 30, 2005 and September 30, 2004, and the consolidated cash flows for the six-month periods ended September 30, 2005 and September 30, 2004. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2005. The results for the three- and six-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. The year-end condensed consolidated balance sheet data as of March 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and has commercialized the industry's first phosphate-based lithium-ion technology. The Company's mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of its latest battery technology, the extensive experience of its management team, and the significant market opportunity available to it.

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

The Company's business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its Wholly Foreign-Owned Enterprises ("WFOE's") in China. These WFOE's initiated operations in late fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(TM) Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

On July 13, 2005, the Company appointed Dr. James R. Akridge to succeed Stephan Godevais as its Chief Executive Officer. On August 3, 2005, the Company appointed Dr. Akridge to succeed Mr. Godevais as its president. On September 9, 2005, the Company appointed Thomas F. Mezger as its new Chief Financial Officer.

3.   LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $10.4 million and a $15.7 million funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder, on June 13, 2005. Mr. Berg's original $20.0 million funding commitment was reduced by $4.3 million in connection with the purchase of the Company's Series C-2 Convertible Preferred Stock by Berg & Berg, LLC ("Berg & Berg"), an affiliate of Mr. Berg, in July 2005 (see further discussion below). Mr. Berg's commitment can be reduced by the amount of net proceeds received from a debt or equity transaction. As of the date of this report, Mr. Berg has not requested that his commitment be reduced further. On July 13, 2005 the Company secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010. The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The Company utilized $2.5 million of this loan to repay a June 30, 2005 draw from Mr. Berg under his funding commitment.

At September 30, 2005, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock is convertible into common stock at $4.00 per share and is redeemable on December 15, 2005. Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If the Company does not redeem the shares of Series C-1 Convertible Preferred Stock when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of the Company's common stock during the three days ending on and including the conversion date. On July 11, 2005, Riverview Group LLC, the holders of all shares of Series C-2 Convertible Preferred Stock, exercised its optional right of redemption and called for the redemption of the full $4.3 million of Series C-2 Convertible Preferred Stock. On July 14, 2005 the Company assigned its rights to purchase the Series C-2 Convertible Preferred Stock to Berg & Berg. Pursuant to the assignment, Berg & Berg purchased the Series C-2 Convertible Preferred Stock from Riverview Group LLC, agreed that the Company's failure to redeem the stock on the maturity date of December 15, 2005 shall not constitute a default under the Series C-2 Convertible Preferred Stock certificate of designations and waived the accrual of any default interest applicable in such circumstance. Berg & Berg has also agreed that in the event the Company does not redeem the shares of Series C-2 Convertible Preferred Stock when required by their terms, the conversion price will be the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided that the conversion price can not be lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

Currently, the Company does not have sufficient sales and gross profit to generate the cash flows required to meet the Company's operating and capital needs for the next 12 months, and/or fund the redemption of the Company's Convertible Preferred Stock. As a consequence, one of the Company's primary objectives has been to reduce expenses and overhead which limits the resources available for the development and commercialization of the Company's technology. The Company's limited financial resources could materially affect the ability and the pace at which the Company is able to commercially exploit its Saphion(R) technology, as well as other factors described under the Section "Cautionary Statements and Risk Factors." Therefore, the Company depends upon its ability to periodically arrange for additional equity or debt financing to meet its liquidity requirements. Unless the Company's product sales are greater than management currently forecasts or there are other changes to the Company's business plan, the Company will need to arrange for additional financing within the next 12 months to fund its operating and capital needs. This financing could take the form of debt or equity. Given the Company's historical operating results and the amount or its existing debt, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company's cash requirements may vary materially from those now planned because of changes in operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, inability to manufacture products on a timely and cost effective basis, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next 12 months.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION:

Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. For reseller shipments where revenue recognition is deferred, the Company records revenue based upon resellers' supplied reporting of sales to end customers or upon their inventory reporting. For direct customers, the Company estimates a return percentage based upon its historical experience. The Company reviews this estimate on a quarterly basis. From time to time, the Company provides sales incentives in the form of rebates and other price adjustments; these are recorded as reductions to revenue as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

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


                                                         Three Months Ended                 Six Months Ended
                                                           September 30,,                    September 30,
                                                   --------------------------------  -------------------------------
                                                       2005             2004             2005             2004
                                                   --------------  ----------------  --------------  ---------------
  Net loss available to common stockholders            $ (8,053)        $  (7,170)    $    (16,250)       $ (16,389)
      - as reported
  Add: stock-based compensation expense,
      net of related taxes                                 (684)             (903)          (1,367)          (1,806)
                                                   --------------  ----------------  --------------  ---------------
  Net loss available to common stockholders
      - pro forma                                        (8,737)           (8,073)         (17,617)         (18,195)
  Net loss available to common stockholders per
      share - as reported                                 (0.09)            (0.09)           (0.18)           (0.21)
  Net loss available to common stockholders,
      basic and diluted, pro forma                        (0.10)            (0.10)           (0.20)           (0.23)



The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first six months of fiscal 2006 and 2005:

                                                        2006           2005
                                                    -------------- -------------
               Risk-free interest rate                  4.18%          3.38%
               Expected life                         5.00 years     5.00 years
               Volatility                              92.96%         105.27%
               Dividend yield                             -              -



RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of these deferred provisions in 2004 had no effect on the Company's financial position, results of operations or cash flows.

In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that an entity measure the cost of equity based service awards using the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability based service awards using its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. As such, SFAS No. 123R is not effective until our fiscal 2007. The Company is evaluating SFAS 123R and believes that it will likely have a material effect on its financial position and results of operations when placed into effect.

On May 30, 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. The standard applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

NET LOSS PER SHARE:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three- and six-month periods ended September 30, 2005 and 2004 were as follows:

                                                        Three Months Ended             Six Months Ended
                                                           September 30,                September 30,
                                                         2005         2004            2005         2004
                                                     ------------- ------------    ------------ ------------
Shares reserved for conversion of Series C
preferred stock                                         2,530,202    2,026,000       2,530,202    2,026,000
Common stock options                                   11,840,532    9,027,000      11,840,532    9,027,000
Warrants to purchase common stock                       2,955,643    1,889,000       2,955,643    1,889,000
                                                     ------------- ------------    ------------ ------------
Total                                                  17,326,377   12,942,000      17,326,377   12,942,000
                                                     ============= ============    ============ ============

5.   INVENTORY:

Inventory consisted of the following (in thousands) at:


                                                 September 30, 2005          March 31, 2005
                                                ----------------------    ---------------------

                    Raw materials                       $       1,134              $       464
                    Work in process                             2,431                      880
                    Finished goods                              1,407                    1,220
                                                ----------------------    ---------------------
                                                        $       4,972              $     2,564
                                                ======================    =====================


6.   PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment, net of accumulated depreciation and impairment consisted of the following (in thousands) at:

                                                            September 30, 2005           March 31, 2005
                                                        -------------------------    ----------------------

     Leasehold improvements                                                 556                       456
     Machinery and equipment                                              6,157                     7,678
     Office and computer equipment                                        1,682                     1,237
     Construction in progress                                                 5                        65
                                                        -------------------------    ----------------------
       Total cost                                                         8,400                     9,436
     Less:  accumulated depreciation                                     (5,435)                   (5,191)
     Less:  impairment                                                      (53)                   (1,862)
                                                        -------------------------    ----------------------
       Total cost, net of depreciation                           $        2,912             $       2,383
                                                         =========================    ======================

7.   INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over the remaining five years of its useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                                          September 30, 2005          March 31, 2005
                                                         ----------------------    ---------------------
         Intellectual property before impairment                $      13,602              $    13,602
         Less:  accumulated amortization                               (4,765)                  (4,708)
         Less:  Impairment                                             (8,494)                  (8,494)
                                                         ----------------------    ---------------------
         Intellectual property, net                              $        343              $       400
                                                         ======================    =====================


Amortization expense for the three- and six-month periods ended September 30, 2005 was approximately $29,000 and $58,000, respectively. Amortization expense for the three- and six-month periods ended September 30, 2004 was approximately
$29,000 and $58,000, respectively. Amortization expense on intellectual property at September 30, 2005 will be approximately $58,000 for the remaining six months of fiscal 2006 and will be approximately $114,000 in fiscal years 2007 through 2008, and approximately $58,000 for fiscal 2009.

8.   DEBT:

         (in thousands)                           September 30, 2005           March 31, 2005
                                                ------------------------    ----------------------
         2005 Loan balance                                 $    20,000                         -
         2001 Loan balance                                      20,000                    20,000
         1998 Loan balance                                      14,950                    14,950
         Unaccreted debt discount                               (4,446)                     (294)
                                                ------------------------    ----------------------
         Balance                                           $    50,504                    34,656
                                                ------------------------    ----------------------


In October 2001, the Company entered into a loan agreement (the "2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008 and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of September 30, 2005, accrued interest on the loan totaled $5.90 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrant was exercisable beginning on the date it was issued and on July 13, 2005 the expiration date of the warrants was extended to September 30, 2008. The fair value assigned to these warrants, totaling approximately $2.332 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 38 months, 96.45% volatility, and a risk free rate of 3.88%. Through September 30, 2005, a total of approximately $184,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three-month periods ended September 30, 2005 and 2004 was $409,000. Interest expense for each of the six-month periods ended September 30, 2005 and September 30, 2004 was $813,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of September 30, 2005, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at September 30, 2005). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008 and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of September 30, 2005, accrued interest on the loan totaled $8.124 million, which is included in long term interest. In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants expired on June 16, 2004. The amount charged to interest expense for each of the three-month periods ended September 30, 2005 and 2004 was $339,000. Interest expense for each of the six-month periods ended September 30, 2005 and September 30, 2004 was $675,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

On June 13, 2005, the Company obtained a $20.0 million funding commitment from Mr. Berg. On June 30, 2005, the Company drew down $2.5 million from this commitment in the form of a loan, which was repaid in full by the Company on July 13, 2005, including interest at an annual rate of 5.0%. The amount of Mr. Berg's funding commitment was reduced to $15.7 million in connection with Berg & Berg's purchase of the Series C-2 Convertible Preferred Stock in July 2005.

On July 13, 2005, the Company secured a $20.0 million loan (the "2005 Loan") from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Berg. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (7.75% as of September 30, 2005). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The Company used $2.5 million of the proceeds from the loan to repay a June 30, 2005 draw from Mr. Berg's funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney's fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through September 30, 2005, a total of approximately $105,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three- and six-month periods ended September 30, 2005 was $337,000. Interest payments on the loan are currently being paid on a monthly basis.

9.   COMMITMENTS AND CONTINGENCIES:

         WARRANTIES:

The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its Aladdin Power Systems, K-Charge(TM) Power Systems and its U-Charge(TM) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The total warranty liability as of September 30, 2005 is $1.208 million.

Product warranty liabilities for the six-month period ended September 30, 2005 and the year ended March 31, 2005 are as follows (in thousands):

                              September 30, 2005          March 31, 2005
                             ----------------------    ---------------------

  Beginning balance                 $       1,067             $        490
    Less:  claims                            (399)                    (695)
    Less:  returns                             (2)                     (33)
    Plus:  accruals                           542                    1,305
                             ----------------------   -----------------------
  Ending balance                    $       1,208             $      1,067
                             ======================   =======================


LITIGATION:

The Company is subject to various claims and litigation in the normal course of business. Any contingent liabilities are recorded on a gross basis if probable and estimable. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all of the outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. Under the terms of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, the preferred stock is convertible into common stock at $4.00 per share, carry a 2.0% annual dividend rate, payable quarterly in cash or shares of common stock, and are redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share.

Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If the Company does not redeem the shares of Series C-1 Convertible Preferred Stock when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of the Company's common stock during the three days ending on and including the conversion date. On July 11, 2005, Riverview Group LLC, the holder of all shares of Series C-2 Convertible Preferred Stock, exercised its optional right of redemption on the $4.3 million of Series C-2 Convertible Preferred Stock held by them. On July 14, 2005 the Company assigned its right to purchase the Series C-2 Convertible Preferred Stock to Berg & Berg. Pursuant to the assignment, Berg & Berg purchased the Series C-2 Convertible Preferred Stock from Riverview Group LLC, agreed that the Company's failure to redeem the stock on the maturity date of December 15, 2005, shall not constitute a default under the Series C-2 Convertible Preferred Stock certificate of designations and waived the accrual of any default interest applicable in such circumstance. Berg & Berg has also agreed that in the event the Company does not redeem the shares of Series C-2 Convertible Preferred Stock when required by their terms, the conversion price will be the lower of $4.00 or the closing of the Company's common stock on the conversion date, provided that the conversion price can not be lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

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

11.  RELATED PARTY TRANSACTIONS:

On June 13, 2005, Mr. Berg agreed to provide an additional $20.0 million funding commitment. This funding commitment can take the form of debt or equity. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a bridge loan at a 5.0% annual interest rate and was repaid with proceeds from the 2005 Loan. This funding commitment was reduced by $4.3 million upon the purchase of the Series C-2 Convertible Preferred Stock on July 14, 2005. Mr. Berg's commitment can be reduced by the amount of net proceeds received from a debt or equity transaction. As of the date of this report, Mr. Berg has not requested that his commitment be reduced further.

In June 2004, Mr. Berg agreed to provide an additional $20.0 million backup equity funding commitment. This additional funding commitment came in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of June 30, 2005, the Company has drawn down the full amount of this commitment.

On January 1, 1998, the Company granted Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, the Company granted Mr. Dawson an option to purchase 660,494 shares pursuant to the Company's 1990 Plan, and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full-recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3.3 million ("Dawson Note One") and $1.5 million ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of September 30, 2005, principal and interest amounts of $3.45 million and $1.57 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less.

In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

12.  SEGMENT AND GEOGRAPHIC INFORMATION:

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

Long-lived asset information by geographic area at September 30, 2005 and March 31, 2005 is as follows (in thousands):

                                      September 30, 2005          March 31, 2005
                                     ----------------------    ---------------------
         United States                       $         906             $        987
         International                               2,349                    1,796
                                     ----------------------    ---------------------
         Total                               $       3,255             $       2,783
                                     ======================    =====================


Revenues by geographic area for the three- and six-month periods ended September 30, 2005 and 2004 are as follows (in thousands):


                                  Three Months Ended September 30,           Six Months Ended September 30,
                                --------------------------------------    -------------------------------------
                                      2005                 2004                 2005                2004
                                ------------------    ----------------    -----------------    ----------------
         United States              $   5,130            $   2,605             $   8,337           $  5,238
         International                    388                  310                   586                514
                                ------------------    ----------------    -----------------    ----------------
         Total                      $   5,518                2,915                 8,923              5,752
                                ==================    ================    =================    ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THE REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC., TO WHICH WE REFER IN THIS REPORT AS VALENCE, WE OR US, OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS, (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES; (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (E) OUR BUSINESS AND GROWTH STRATEGIES. YOU ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHER, DISCUSSED IN THE SECTIONS - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "CAUTIONARY STATEMENTS AND RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE A PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH WE REFER IN THIS REPORT AS THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. THE RESULTS FOR THE THREE- AND SIX- MONTH PERIODS ENDED SEPTEMBER 30, 2005 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2006.

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

Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, and internal manufacturing efforts through our Wholly Foreign-Owned Enterprises ("WFOE's") in China. These WFOE's initiated operations in late fiscal 2005. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and customers' products in both the large-format and small-format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

To date, we have achieved the following successes in implementing our business plan:

     o    Proven the feasibility of our technology;

     o Launched new Saphion(R) technology-based products, including our N-Charge(TM) Power System and K-Charge(TM) Power System, which meet market needs of a large customer base, and introduced our U-Charge(TM) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

     o    Demonstrated capability for high volume production;

     o Established relationships with top tier customers across many of the target market for our products, while continuing to build our brand awareness in multiple channels;

     o Closed and sold our high-cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low-cost, quality production;

     o Began shipping in volume our long-range battery packs using our Saphion(R) technology for use in Segway Inc.'s human transporter;

     o Established production of cathode powder and power systems in our two WFOE's in Suzhou, China;

     o Launched a phosphate-based Lithium-ion power cell. Batteries designed with power cells can be discharged and charged more quickly than batteries designed with energy cells. This makes them ideal for applications that require powerful bursts rather than slow discharges of energy, such as portable appliances and future generations of hybrid and electric vehicles. Our new Saphion(R) power cell offers significant cycling, weight and longevity benefits over Nickel-Metal-Hydride (NiMH) and Nickel Cadmium (NiCad) battery technologies; and

     o Completed design of a U-Charge(TM) Power System and fuel gauge designed specifically for the electric wheelchair market. This new product is expected to be available in the fourth quarter of fiscal 2006.

At $5.5 million, our revenue for the second quarter of fiscal 2006 was in line with our previously announced revenue guidance. Second quarter revenue for fiscal 2006 increased $2.6 million, or 89.3%, from the second quarter of fiscal 2005, and increased $2.1 million, or 62.1%, from $3.4 million in the first quarter of fiscal 2006. Gross margin loss was (33.1%) for the second quarter of fiscal 2006, compared with (24.6%) for the second quarter of fiscal 2005. During the second quarter of fiscal 2006, we continued our efforts to transition our manufacturing and other operations to our WFOE's in China, which became operational in late fiscal 2005. To support our manufacturing and product development efforts in China and provide the financial resources necessary to expand our customer base on June 13, 2005 we secured funding commitment from Carl Berg, our chairman of the board and principal stockholder. At September 30, 2005, we had $15.7 million remaining available on this funding commitment. Additionally, on July 13, 2005, we entered into a $20.0 million loan agreement with a third party finance company, the full amount of which has been drawn down.

Our business headquarters are located in Austin, Texas, our research and development centers are in Las Vegas, Nevada and Oxford, England, our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland and our manufacturing and product development centers are in Suzhou and Shanghai, China.

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

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three months and six months ended September 30, 2005 (also referred to as the second quarter and first half, respectively, of fiscal 2006) and September 30, 2004 (also referred to as the second quarter and first half, respectively, of fiscal
2005):

                                          Three Months Ended                           Six Months Ended
                                ---------------------------------------    ------------------------------------------
                                   September 30,         September 30,     September 30, 2005     September 30, 2004
                                      2005                    2004
                                ------------------    -----------------    -------------------    -------------------
(dollars in thousands)            % of Revenue          % of Revenue          % of Revenue           % of Revenue
Licensing and royalty
revenue                          $   172       3%     $   113       4%     $     316       4%     $     186       3%
Battery and systems sales          5,346      97%       2,802      96%         8,607      96%         5,566      97%
                                ---------- -------    --------- -------    ----------- -------    ----------- -------
Total revenues                     5,518     100%       2,915     100%         8,923     100%         5,752     100%
Gross profit (loss)               (1,826)    -33%        (716)    -24%        (3,748)    -42%        (1,802)    -31%
Operating expenses                 4,872      88%       5,229     179%        10,210     114%        12,144     211%
Operating loss                    (6,698)    121%      (5,945)   -204%       (13,958)   -156%       (13,946)   -242%
                                ---------- -------    --------- -------    ----------- -------    ----------- -------
Net loss                        $ (8,000)   -145%      (6,909)   -237%     $ (16,143)   -181%     $ (15,867)   -276%
                                ========== =======    ========= =======    =========== =======    =========== =======



REVENUES AND GROSS MARGIN

BATTERY AND SYSTEM SALES: Battery and system sales increased by $2.544 million, or 91.0%, to $5.346 million in the second quarter of fiscal 2006 from $2.802 million in the second quarter of fiscal 2005. Battery and system sales increased by $3.041 million, or 55.0%, in the first half of fiscal 2006 from $5.566 million in the first half of fiscal 2005. The increase in battery and system sales was primarily the result of sales of the Segway battery pack and other U-Charge products. Overall, we saw a 168% increase in large-format sales in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006. These systems comprised 63% of our total revenue for the three months ended September 30, 2005 versus 38% for the three months ended June 30, 2005. However, our revenue for third quarter fiscal 2006 is expected to be constrained by our ability to produce the quantity of batteries required by current demand. Revenues in the fourth quarter of fiscal 2006 may also be affected in a similar manner. Due to the shift in our revenue base from small format to large format products and the high cost of doing business in the retail channel we have decided to cease sales of N-Charge products through our retail channels. It is our intention to continue to sell the

N-Charge product through our reseller channels with a continued emphasis in the healthcare and education sectors. Product shipments to resellers that are subject to right of return and monies received for exclusivity of future obligations are recorded on the balance sheet as deferred revenue. We had $954,000 in deferred revenue on our balance sheet at September 30, 2005.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal second quarter 2006 licensing and royalty revenue was $172,000 compared with $113,000 for the same quarter in fiscal 2005. Licensing and royalty revenue was primarily from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. For the first half of fiscal 2006, licensing and royalty revenue from the agreement with ATL was $316,000. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

GROSS MARGIN (LOSS): Gross margin (loss) as a percentage of revenue was (33.1%) for the second quarter of fiscal 2006 as compared to (24.6%) in the second quarter of fiscal 2005. Gross margin (loss) was (42.0%) in the first half of fiscal 2006 and was (31.3%) in the first half of fiscal 2005. We maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing operating costs. Gross margins were impacted by the ramp-up cost of the Segway Inc. product as well as the manufacturing transition to China. We have successfully transitioned our battery manufacturing and product assembly operations to contract manufacturers in Asia and as well as our manufacturing and product development operations to our WFOE's in Suzhou, China. While we have increased our production levels from fiscal 2005 levels, we have experienced issues with our production process that have limited our ability to produce a sufficient number of batteries to meet current demand. These production issues have had a negative imput on gross margins for the second quarter of fiscal 2000 as manufacturing yields have suffered. While we have identified the specific process areas that need attention and have initiated corrective action, we expect manufcturing yields to be impacted during the third quarter, and possibly the fourth quarter, of fiscal 2006. We expect cost of sales to continue to decrease as a percentage of sales as production volumes increase, manufacturing yields improve and as we fully capitalize on our lower-cost manufacturing strategy.

OPERATING EXPENSES

The following table summarizes operating expenses for the three months and six months ended September 30, 2005 and September 30, 2004:

                                 Three Months Ended September 30,                    Six Months Ended September 30,
                           ----------------------------------------------    ------------------------------------------------
(dollars in thousands)                              Increase/       %                                   Increase/       %
                            2005        2004       (Decrease)    Change        2005         2004       (Decrease)    Change
                           --------    --------    ----------    --------    ---------    ----------   ----------    --------
Research and product
development                $1,693      $1,736         $ (43)         -2%     $3,385         3,635       $  (250)         -7%
Marketing                     519         955          (436)        -46%      1,242         2,286        (1,044)        -46%
General and
administrative              2,485       2,624          (139)         -5%      5,855         6,048          (193)         -3%
Depreciation and
amortization                  182         286          (104)        -36%        349           559          (210)        -38%
(Gain)/Loss on
disposal of assets             (7)       (459)          452         -98%       (621)         (471)         (150)         32%
Asset impairment
charge                          -          87           (87)       -100%          -            87           (87)       -100%
Total operating
expenses                   $4,872      $5,229         $(357)         -7%    $10,211       $12,144      $ (1,934)        -16%
Percentage of revenues         88%        179%                                  114%          211%




During the second quarter of fiscal 2006, operating expenses were 88.3% of revenue and 179.4% of revenue during the same quarter last year. In the first half of fiscal 2006, operating expenses were 114.4% of revenue and were 211.1% of revenue in the first half of fiscal 2005. The decrease is primarily the result of increased revenue which increased 89.3% from the second quarter of fiscal 2005, and our focus on expense reductions during the quarter, as total operating expenses decreased $357,000 during the same period last year, offset by increases due to transition related costs.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $43,000, or 2.5%, to $1.693 million for the second quarter of fiscal 2006 from $1.736 million for the second quarter of fiscal 2005. Research and product development expenses decreased by $250,000, or 6.9%, in the first half of fiscal 2006 to $3.385 million from $3.635 million in the first half of fiscal 2005. The decrease in research and development expenses is the result of cessation of product development work in our Northern Ireland facility, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $519,000 in the second quarter of fiscal 2006 were $436,000 lower than the comparable period of fiscal 2005. First half of fiscal 2006 marketing expenses of $1.242 million were $1.044 million lower than the comparable period in fiscal 2005. The decrease in marketing expenses in the six-month period ended September 30, 2005 over the comparable period in fiscal 2005 was the result of reduced spending for lead generation, consulting related to European market development, and reduced media advertising expenditures. We expect marketing expenses to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $2.485 million and $2.624 million for the second fiscal quarters of 2006 and 2005, respectively. General and administrative expenses decreased by $193,000, or 3.2%, to $5.855 million in the first half of fiscal 2006 from $6.048 million in the first half of fiscal 2005. General and administrative expense decreases attributable to the closing of our Northern Ireland facility were offset by increases caused by our ongoing relocation and establishment of manufacturing and development operations to China.

GAIN ON SALE OF ASSETS. Gains on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility were $621,000 in the first half of fiscal 2006. The majority of the gain is related to the sale of our Northern Ireland facility property and equipment completed in April, 2005. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China, and was sold for fair value.

DEPRECIATION AND AMORTIZATION

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $182,000 and $286,000 for the second quarters of fiscal 2006 and 2005, respectively. Depreciation and amortization expenses were $349,000 and $559,000 in the first halves of fiscal 2006 and 2005 respectively. The decrease in depreciation resulted from the sale of assets in our Northern Ireland facility in the third quarter of fiscal 2005, the impact of the impairment charges to intellectual property and property, plant, and equipment and the impact of the sale of our Henderson, Nevada facility.

INTEREST EXPENSE. Interest expense relates to our long-term debt to stockholders as well as the long term debt from the third party loan obtained on July 13, 2005. Interest expense was $1.496 million and $1.019 million for the second quarter of fiscal 2006 and 2005, respectively, and was $2.471 million and $2.071 million for the first half of fiscal 2006 and fiscal 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
-
At September 30, 2005, our principal sources of liquidity were cash and cash equivalents of $10.4 million and a $15.7 million remaining on a funding commitment made by Mr. Berg on June 13, 2005. Mr. Berg's original $20.0 million funding commitment was reduced by $4.3 million in connection with the chase of our Series C-2 Convertible Preferred Stock by Berg & Berg, LLC ("Berg & Berg"), an affiliate of Mr. Berg, in July 2005 (see further discussion below). Mr. Berg's commitment can be reduced by the amount of net proceeds received from a debt or equity transaction. As of the date of this Report, Mr. Berg has not requested that his commitment be reduced further. On July 13, 2005 we secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010. The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan we purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. We utilized $2.5 million of this loan to repay a June 30, 2005 draw from Mr. Berg under his funding commitment.

At September 30, 2005, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock is convertible into common stock at $4.00 per share and is redeemable on December 15, 2005. Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If we do not redeem the shares of Series C-1 Convertible Preferred Stock when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of our common stock during the three days ending on and including the conversion date. On July 11, 2005, Riverview Group LLC, the holders of all of the Series C-2 Convertible Preferred Stock, exercised its optional right of redemption and called for the redemption of the full $4.3 million of Series C-2 Convertible Preferred Stock. On July 14, 2005 we assigned its rights to purchase the Series C-2 Convertible Preferred Stock to Berg & Berg, LLC, an affiliate of Mr. Berg. Pursuant to the assignment, Berg & Berg purchased the Series C-2 Convertible Preferred Stock from Riverview Group LLC and agreed that our failure to redeem the stock on the maturity date of December 15, 2005 shall not constitute a default under the Series C-2 Convertible Preferred Stock certificate of designations and waived the accrual of any default interest applicable in such circumstance. Berg & Berg also agreed that in the event that we do not redeem the shares of Series C-2 Convertible Preferred Stock when required by their terms, the conversion price will be the lower of $4.00 or the closing price of our common stock on the conversion date, provided that the conversion price can not be lower than $2.96, the closing bid price of our common stock on July 13, 2005.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs for the next 12 months, or fund the redemption of the Company's Convertible Preferred Stock. As a consequence, one of our primary objectives has been to reduce expenses and overhead which limits the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect the ability and the pace at which we are able to commercially exploit our Saphion(R) technology, as well as other factors described under the Section "Cautionary Statements and Risk Factors." We depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next 12 months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount or our existing debt, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, inability to manufacture products on a timely and cost effective basis, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next 12 months.

The following table summarizes our statement of cash flows for the six months ended September 30, 2005 and 2004:

                                                                         Six Months Ended September 30,
                                                                       -----------------------------------
(dollars in thousands)                                                      2005               2004
                                                                       ---------------    ----------------
Net cash flows provided by (used in)
Operating activities                                                      $  (18,364)         $  (15,166)
Investing activities                                                            (152)               (696)
Financing activities                                                          26,298              15,957
Effect of foreign exchange rates                                                 129                   5
                                                                       ---------------    ----------------
Net increase/(decrease) in cash and cash equivalents                      $    7,911          $      100
                                                                       ===============    ================



Our use of cash from operations the first six months of fiscal 2006 and fiscal 2005 was $18.4 million and $15.2 million, respectively. The cash used for operating activities during the first six months of our fiscal 2006 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first six months of fiscal 2006 increased from the same period of fiscal 2005 by $3.2 million. Cash used for working capital in the first six months of fiscal 2006 was greater than cash used for working capital in the first six months of fiscal 2005 by $2.7 million. The increase in cash used for working capital was primarily due to an increase in purchases of inventory from increased production.

In the first six months of fiscal 2006, we had a net decrease in net cash from investing activities of $152,000. Cash used in investing activities during the first six months of fiscal 2006 relates to purchases of equipment for our China manufacturing facilities and enterprise software, offset by sales proceeds from the sale of property and equipment from our Northern Ireland facility.

We obtained cash from financing activities of $26.3 million and $16.0 million during the first six months of fiscal 2006 and 2005, respectively. The financing activates in the first six months of fiscal 2006 included a $20.0 million loan agreement with a third party finance company and equity issuances totaling $6.0 million to Berg & Berg under our equity line agreement.

As a result of the above, we had a net increase in cash and cash equivalents of $7.9 million during the first six months of fiscal 2006 and a net increase of $100,000 for the first six months of fiscal 2005.

CAPITAL COMMITMENTS AND DEBT

At September 30, 2005, we had commitments for capital expenditures for the next 12 months of approximately $78,000 relating to the continuing implementation of enterprise software and $1.5 million for production equipment in our new manufacturing facility in China. We anticipate that we will incur additional capital expenses as we start up and expand our China operations. We may require additional capital expenditures in order to meet greater demand levels for our products than currently are anticipated.

Our cash obligations for short-term and long-term debt, gross of unaccreted discount, consisted of:

(Dollars in thousands)                                     September 30, 2005
                                                          ---------------------
1998 long-term debt to Berg & Berg                               $      14,950
2001 long-term debt to Berg & Berg                                      20,000
2005 long-term debt to third-party                                      20,000
Interest on long-term debt                                              14,024
Current portion of long-term debt                                           92
                                                          ---------------------
Total long-term debt                                             $      69,066
                                                          =====================

Repayment obligations of short-term and long-term debt principal as of September 30, 2005 are:

                                                                    Fiscal year
                                -------------------------------------------------------------------------------------
(Dollars in thousands)           2006       2007        2008         2009        2010       Thereafter       Total
                                --------   --------    --------    ---------    --------    ------------    ---------
Principal repayment                -          -           -         34,950         -          20,000         54,950



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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of September 30, 2005, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                     PAYMENT DUE BY PERIOD
                                           --------------------------------------------------------------------------
                                                             LESS THAN                                    MORE THAN
CONTRACTUAL OBLIGATIONS                       TOTAL          ONE YEAR       1-2 YEARS     3-5 YEARS        5 YEARS
----------------------------------------   -------------    ------------    ----------    -----------    ------------
Short and long-term debt obligations          $  69,066       $      92      $      -       $ 68,974       $       -
Operating lease obligations                       1,802             764           915            123               -
Purchase obligations                             12,402          12,402             -              -               -
Redemption of Convertible Preferred
Stock                                             8,610           8,610             -              -               -
                                           -------------    ------------    ----------    -----------    ------------
Total                                         $  91,880       $  21,868      $    915       $ 69,097       $       -
                                           =============    ============    ==========    ===========    ============


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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NEED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN.

At September 30, 2005, our principal sources of liquidity were cash and cash equivalents of $10.4 million and a $15.7 million funding commitment made by Mr. Carl Berg, our chairman of the board and principal stockholder, on June 13, 2005. Mr. Berg's original $20.0 million funding commitment was reduced by $4.3 million in connection with the purchase of our Series C-2 Convertible Preferred Stock by Berg & Berg in July 2005 (see further discussion below). Mr. Berg's commitment can be reduced by the amount of net proceeds received from a debt or equity transaction. As of the date of this Report, Mr. Berg has not requested that his commitment be reduced further. On July 13, 2005 we secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010. The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan we purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years.

At September 30, 2005, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding. The Series C-1 Convertible Preferred Stock is convertible into common stock at $4.00 per share and is redeemable on December 15, 2005. Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. If we do not redeem the shares of Series C-1 Convertible Preferred Stock when required by their terms, the conversion price will be reduced to an amount equal to 95% of the lowest closing bid price of our common stock during the three days ending on and including the conversion date. On July 11, 2005, Riverview Group LLC, the holders of all shares of Series C-2 Convertible Preferred Stock, exercised its optional right of redemption and called for the redemption of the full $4.3 million of Series C-2 Convertible Preferred Stock. On July 14, 2005 we assigned its rights to purchase the Series C-2 Convertible Preferred Stock to Berg & Berg, LLC, an affiliate of Mr. Berg. Pursuant to the assignment, Berg & Berg purchased the Series C-2 Convertible Preferred Stock from Riverview Group LLC and has agreed that our failure to redeem the stock on the maturity date of December 15, 2005 shall not constitute a default under the Series C-2 Convertible Preferred Stock certificate of designations and has waived the accrual of any default interest applicable in such circumstance. Berg & Berg has also agreed that in the event that we do not redeem the shares of Series C-2 Convertible Preferred Stock when required by their terms, the conversion price will be the lower of $4.00 or the closing price of our common stock on the conversion date, provided that the conversion price can not be lower than $2.96, the closing bid price of our common stock on July 13, 2005.

Currently, we do not have sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs for the next 12 months, fund the redemption of the Company's Convertible Preferred Stock. As a consequence, one of our Company's primary objectives has been to reduce expenses and overhead which limits the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect the ability and the pace at which we are able to commercially exploit our Saphion(R) technology. We depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next 12 months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount or our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, inability to manufacture products on a timely and cost effective basis, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next 12 months.

which limits the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect the ability and the pace at which we are able to commercially exploit our Saphion(R) technology.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $477.6 million as of September 30, 2005. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2006. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss available to common stockholders of $16.2 million in the six month period ended September 30, 2005, a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005 and a net loss available to common stockholders of $56.1 million for the fiscal year ended March 31, 2004. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

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

We now have and will continue to have a significant amount of indebtedness and other obligations. As of September 30, 2005, we had approximately $69.1 million of total consolidated indebtedness and other obligations. Included in this amount are $35.0 million of loans outstanding to an affiliate, $14.0 million of accumulated interest associated with those loans, and $20.1 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the first six months of fiscal 2006, one customer, Segway Inc. contributed approximately 47.4% of revenue while D&H Distributors approximately 16.7% of revenue. During the second quarter of fiscal 2006, Segway Inc. and D&H Distributors contributed approximately 57% and 17% of revenue, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

To be successful, we must cost-effectively manufacture commercial quantities of our technologically complex batteries that meet customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly-owned subsidiaries in China. We currently manufacture our batteries and assemble our products in China and Taiwan. We intend to transition additional operations to Asia over the course of fiscal 2006. We are dependent on the performance of our manufacturing partners as well as our own manufacturing operations to manufacture and deliver our products to our customers. We are currently experiencing production process issues which have limited our ability to produce a sufficient number of batteries to meet current demand. If we fail to correct these issues in a manor that allows us to meet customer demand or if, any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose customers and adversely impact our ability to attract future customers.

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

     o    control of foreign exchange,

     o    currency valuation,

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

THE SYSTEM OF TAXATION IN CHINA IS UNCERTAIN AND SUBJECT TO UNPREDICTABLE CHANGE THAT COULD AFFECT OUR PROFITABILITY.

Many tax rules are not published in China and those that are published can be ambiguous and contradictory, leaving a considerable amount of discretion to local tax authorities. China currently offers tax and other preferential incentives to encourage foreign investment. However, the country's tax regime is undergoing review and we cannot assure you that such tax and other incentives will continue to be made available. Currently, China levies a 10.0% withholding tax on dividends received from Chinese-foreign joint ventures. If we enter into a joint venture with a Chinese company as part of our strategy to reduce costs, the joint venture may be considered a Chinese-foreign joint venture if the majority of its equity interests are owned by a foreign shareholder. A temporary exemption from this withholding tax has been granted to foreign investors. However, there is no indication when this exemption will end.

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

As of October 28, 2005, our officers, directors and their affiliates as a group beneficially owned approximately 41.4% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 40.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On October 28, 2005, the closing price of our common stock was $2.39. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 89,679,612 shares of common stock as of September 30, 2005. In addition, at September 30, 2005, we had 14,796,175 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock issued on December 1, 2004, we expect that we may need to issue up to 2,530,202 shares of our common stock (based on a conversion price of $4.00 and $2.96, respectively).

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

In the event that our chief Executive Officer, Chief Financial Officer, or registered independent public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse impact in investor perceptions and a decline in the market price of our stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (7.75% at September 30, 2005, we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On October 10, 2005, the most recent adjustment date, the LIBOR rate was 3.89%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans, which mature in September 2008, to a stockholder. The first loan has an adjustable rate of interest at 1.0% above the lender's borrowing rate (9.0% at September 30, 2005) and the second loan has a fixed interest rate of 8.0%. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $37,000. The table below presents principal amounts by fiscal year for our long-term debt:


                              2006   2007    2008         2009        2010    THEREAFTER       TOTAL
                              ----   ----    ----         ----        ----    ----------  ------------
                                                      (dollars in thousands)
Liabilities:
Fixed rate debt           $       -       -      -      20,000           -                $  20,000
Variable rate debt        $       -              -      14,950           -                $  14,950
Variable rate debt        $       -              -           -           -        20,000  $  20,000



Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosures controls and procedures as of the end of the second quarter of fiscal 2006. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the Sarbanes-Oxley Act, our management certified to the effectiveness of our internal controls in connection with the preparation of our financial statements for fiscal 2005, which certification was attested to by our independent public accountants as part of their audit. During fiscal 2006, we have made significant changes to our operations, particularly in China. We have not completed our review of our internal controls as part of our Section 404 certification for 2006. This review could identify significant deficiencies or material weaknesses in our internal controls, which we would need to remediate to satisfy our annual obligations under Section 404 of the Sarbanes-Oxley Act.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.

31.1 Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1 Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: November 9, 2005            By:   /s/ James R. Akridge
                                       ----------------------------------------
                                        James R. Akridge
                                        Chief Executive Officer (Principal
                                        Executive Officer)



                                  By:   /s/ Thomas F. Mezger
                                       -----------------------------------------
                                        Thomas F. Mezger
                                        Chief Financial Officer and Assistant
                                        Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.


31.1 Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1 Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.