Form 10-Q
period 2005-12-31
VALENCE TECHNOLOGY INC
filed 2006-02-09
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

                       Yes [X]       No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [X]  Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                       Yes [ ]       No  [X]

  Common Stock, $0.001 par value                      89,745,984
             (Class)                         (Outstanding at January 29, 2006)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2005




                         INDEX

                                                                           Pages


Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           December 31, 2005 and March 31, 2005................................1

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each of the Three- and Nine-
           Month Periods Ended December 31, 2005 and December 31, 2004.........2

           Condensed Consolidated Statements of Cash Flows for
           the Nine- Month Periods Ended
           December 31, 2005 and December 31, 2004.............................3

           Notes to Condensed Consolidated Financial Statements................4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........39

  Item 4.  Controls and Procedures............................................39


Part II.   Other Information

  Item 1.  Legal Proceedings..................................................41

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........41

  Item 3.  Defaults upon Senior Securities....................................41

  Item 4.  Submission of Matters to a Vote of Security Holders................41

  Item 5.  Other Information..................................................41

  Item 6.  Exhibits ..........................................................41

Signature  ...................................................................43

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                         December 31, 2005            March 31, 2005
                                                                        ----------------------       --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      1,832                 $      2,500
   Trade receivables, net of allowance of $99 and $115 as of
      December 31, 2005 and March 31, 2005                                      3,940                        1,464
   Inventory                                                                    5,172                        2,564
   Prepaid and other current assets                                             2,352                          920
                                                                       -----------------------       --------------------
      Total current assets                                                     13,296                        7,448
Property, plant and equipment, net                                              3,125                        2,383
Intellectual property, net                                                        314                          400
                                                                       -----------------------       --------------------
      Total assets                                                       $     16,735                 $     10,231
                                                                       =======================      =====================

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                      $      3,458                 $      3,251
   Accrued expenses                                                             4,393                        4,607
   Deferred revenue                                                               406                        1,241
     Note payable to stockholder                                                1,000                            -
                                                                       -----------------------       --------------------
      Total current liabilities                                                 9,257                        9,099
Long-term interest                                                             14,772                       12,536
Long-term debt, less unaccreted debt discount                                  17,822                            -
Long-term debt to stockholder, less unaccreted debt discount                   32,986                       34,656
                                                                       -----------------------       --------------------
   Total liabilities                                                           74,837                       56,291
                                                                       -----------------------       --------------------
Redeemable convertible preferred stock, $0.001 par value, 861 shares authorized, issued and outstanding as of December 31, 2005, and
1,000 shares authorized, 861 issued and outstanding as of March 31,             8,610                        8,582
2005, liquidation value $8,610
                                                                       -----------------------       --------------------

Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized;
89,745,984 and 87,061,639 shares outstanding as of
December 31, 2005 and March 31, 2005                                               90                           87
Additional paid-in capital                                                    426,737                      415,745
Deferred compensation                                                            (120)                         (89)
Notes receivable from stockholder, net of allowance of $1.2 million
  as of December 31, 2005                                                      (3,890)                      (5,164)
Accumulated deficit                                                          (485,862)                    (461,328)
Accumulated other comprehensive loss                                           (3,667)                      (3,893)
                                                                       -----------------------       --------------------
    Total stockholders' deficit                                                (66,712)                    (54,642)
                                                                       -----------------------     ----------------------
    Total liabilities, preferred stock and stockholders' deficit         $     16,735               $       10,231
                                                                       =======================     ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                          December 31,                    December 31,
                                                 -------------    --------------    -------------    ------------
                                                      2005             2004              2005            2004
                                                 -------------    --------------    -------------    ------------
Revenue:
     Licensing and royalty revenue                 $    254          $     94         $    571       $     279
     Battery and system sales                         4,565             2,453           13,171           8,019
                                                 -------------    --------------    -------------   -------------
         Total revenues                               4,819             2,547           13,742           8,298
Cost of Sales:                                        5,971             4,305           18,642          11,858
                                                 -------------    --------------    -------------   -------------
Gross profit (loss)                                  (1,152)           (1,758)          (4,900)         (3,560)
Operating expenses:
     Research and product development                 1,185             1,962            3,961           5,597
     Marketing                                          420               859            1,661           3,146
     General and administrative                       3,759             3,415           10,224           9,463
     Depreciation and amortization                      178               154              528             713
     (Gain) Loss on disposal of
        property, plant and equipment                    11            (4,172)            (611)         (4,643)
     Contract settlement charges, INI                     0               957                0             957
     Contract settlement charges, other                   0               541                0             541
     Asset impairment charge                            170                 -              170              87
                                                 -------------    --------------    -------------   -------------
         Total costs and expenses                     5,723             3,716           15,933          15,861
                                                 -------------    --------------    -------------   -------------
Operating loss                                       (6,875)           (5,474)         (20,833)        (19,421)
Interest and other income                               138               114              425             265
Interest and other expense                           (1,524)           (1,064)          (3,996)         (3,135)
                                                 -------------    --------------    -------------   -------------
Net loss                                             (8,261)           (6,424)         (24,404)        (22,291)
Dividends on preferred stock                             43                43              130             130
Preferred stock accretion                                 7               142               28             577
                                                 -------------    --------------    -------------   -------------
Net loss available to common stockholders            (8,311)        $  (6,609)        $(24,562)      $ (22,998)
                                                 =============    ==============    =============   =============
Other comprehensive loss:
     Net loss                                        (8,261)        $  (6,424)        $(24,404)      $ (22,291)
     Change in foreign currency translation
     adjustments                                         36                90              226             121
                                                 -------------    --------------    -------------    ------------
      Comprehensive loss                           $ (8,225)        $  (6,334)        $(24,178)      $ (22,170)
                                                 =============    ==============    =============    ============
Net loss per share available to common
stockholders                                       $  (0.09)        $   (0.08)        $  (0.28)      $   (0.29)
                                                 =============    ==============    =============    ============
Shares used in computing net loss per share
available to common stockholders, basic and
diluted.                                             89,715            82,431             89,223        79,575
                                                 =============    ==============    =============    ============


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                               Nine Months Ended December 31,
                                                                        ------------------    ------------------
                                                                                2005                 2004
                                                                        ------------------    ------------------

Cash flows from operating activities:
Net loss                                                                 $    (24,404)         $    (22,291)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                                528                   713
     Asset impairment charge                                                      170                    87
     Contract settlement expenses                                                   -                   957
     Contract settlement payment to INI                                             -                (3,243)
     Gain on disposal of property, plant, equipment                              (611)               (4,065)
     Accretion of debt discount and other                                         770                   530
     Interest income on stockholder note receivable                              (210)                 (235)
     Reserve for stockholder note receivable                                    1,205
     Deferred compensation expense                                                (31)                 (154)
     Stock compensation expense                                                   203                     -
Changes in operating and other assets and liabilities:
     Trade receivables                                                         (2,476)                 (179)
     Inventory                                                                 (2,608)               (1,977)
     Prepaid and other current assets                                          (1,432)                 (337)
     Accounts payable                                                             207                 1,155
     Accrued expenses and long-term interest                                    2,022                 4,467
     Deferred revenue                                                            (835)                 (435)
                                                                        ------------------    ------------------
         Net cash (used in) provided by operating activities                  (27,502)              (25,007)
                                                                        ------------------    ------------------

Cash flows from investing activities:
     Effects of deconsolidation of joint venture                                    -                  (913)
     Purchases of property, plant & equipment                                  (1,355)                 (755)
     Proceeds from sale of property, plant & equipment                            611                 8,996
                                                                        ------------------    ------------------
         Net cash (used in) provided by investing activities                     (744)                7,328
                                                                        ------------------    ------------------

Cash flows from financing activities:
     Proceeds from note payable to stockholder                                  1,000
     Proceeds from long-term debt                                              19,639                    -
     Payment of long-term debt                                                      -                (6,741)
     Dividends paid                                                              (130)                 (130)
     Interest received on stockholder note receivable                             281                   301
     Cost of exchange of preferred stock                                                                (28)
     Proceeds from stock option exercises                                         656                   443
     Proceeds from issuance of common stock, net of issuance costs              5,906                26,005
                                                                        ------------------    ------------------
         Net cash provided by financing activities                             27,352                19,850
                                                                        ------------------    ------------------

Effect of foreign exchange rates on cash
     and cash equivalents                                                         226                   474
                                                                        ------------------    ------------------
Increase (decrease) in cash and cash equivalents                                 (668)                2,645
Cash and cash equivalents, beginning of period                                  2,500                 2,692
                                                                        ------------------    ------------------
Cash and cash equivalents, end of period                                 $      1,832          $      5,337
                                                                        ==================    ==================

Supplemental information:
     Issuance of common stock to INI for grant payable                   $          -          $       1,916
 The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2005, its consolidated results of operations for each of the three- and nine-month periods ended December 31, 2005 and December 31, 2004, and the consolidated cash flows for the nine-month periods ended December 31, 2005 and December 31, 2004. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2005. The results for the three- and nine-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. The year-end condensed consolidated balance sheet data as of March 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3.   LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $1.8 million and a $10.4 million remaining on a $20 million funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder on June 13, 2005. Of the original $20 million commitment, $8.6 million was applied to the purchase by Berg & Berg Enterprises ("Berg & Berg"), an affiliate of Mr. Berg, of the Company's Series C-2 Convertible Preferred stock and Series C-1 Convertible Preferred Stock in July 2005 and December 2005. These transactions are more fully discussed below. Mr. Berg's funding commitment was reduced by $1.0 and 2.0 million in connection with loans made by Berg & Berg on December 27, 2005 and January 19, 2005, respectively. The Company and Berg & Berg reached agreement on the terms of the loans and the Company issued new promissory notes on February 3, 2006. The promissory notes bear interest at the annual rate of 8% and mature on March 30, 2006. The outstanding principal amount of these notes may be converted by Berg & Berg into shares of common stock of the Company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006. Following the issuance of these notes, Mr. Berg's commitment can be reduced by the amount of net proceeds received from subsequent debt or equity transactions (whether funded by Mr. Berg or a third party).

On July 13, 2005, the Company secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest is payable monthly and the entire principal balance is payable on July 13, 2010. The loan bears interest per annum at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The Company utilized $2.5 million of this loan to repay a June 30, 2005 draw from Mr. Berg under his funding commitment.

At December 31, 2005, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding, all of which is currently held by Berg & Berg. Pursuant to the terms of the two series of Convertible Preferred Stock, the preferred stock is currently subject to redemption by the Company. Berg & Berg has agreed that the Company's failure to redeem does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable in such circumstances. In exchange the Company has agreed
(i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing bid price of the Company's common stock on December 13, 2005 and (ii) the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

Currently, the Company does not have sufficient capital resources or sales and gross profit to generate the cash flows required to meet the Company's operating and capital needs for the next 12 months. Consequently, one of the Company's primary objectives has been to reduce expenses and overhead, which limits the resources available for the development and commercialization of the Company's technology. The Company's limited financial resources could materially affect the ability and the pace at which the Company is able to commercially exploit its Saphion(R) technology, as well as other factors described under the Section "Cautionary Statements and Risk Factors." Therefore, the Company depends upon its ability to periodically arrange for additional equity or debt financing to meet its liquidity requirements. Unless the Company's product sales are greater than management currently forecasts or there are other changes to the Company's business plan, the Company will need to arrange for additional financing within the next three to six months in order to fund its operating and capital needs. This financing could take the form of debt or equity. Given the Company's historical operating results and the amount of its existing debt, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

Stock-based Compensation:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in the first nine months of fiscal 2006 and 2005 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):


                                                       Three Months Ended              Nine Months Ended
                                                          December 31,                    December 31,
                                                 -------------    --------------    -------------    ------------
                                                      2005             2004              2005            2004
                                                 -------------    --------------    -------------    ------------
Net loss available to common stockholders         $  (8,311)       $                 $ (24,562)      $ (22,998)
  - as reported                                                        (6,609)
Add: stock-based compensation expense,
  net of related taxes                                 (639)           (1,024)          (1,917)         (3,071)
                                                 -------------    --------------    -------------    ------------
Net loss available to common stockholders            (8,950)           (7,633)         (26,479)        (26,069)
  - pro forma
Net loss available to common stockholders per
  share - as reported                                 (0.09)            (0.08)           (0.28)          (0.29)
Net loss available to common stockholders,
  basic and diluted, pro forma                        (0.10)            (0.09)           (0.30)          (0.33)


          The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first nine months of fiscal 2006 and 2005:

                                                      2006             2005
                                                -------------    --------------
               Risk-free interest rate                 4.35%           3.62%
               Expected life                         5.00 years      5.00 years
               Volatility                              92.55%         103.14%
               Dividend yield                             -               -

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

In December 2004, FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that an entity measure the cost of equity-based service awards using the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability-based service awards using its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. As such, SFAS No. 123R is not effective until our fiscal 2007. The Company is evaluating SFAS 123R and believes that it will likely have a material effect on its financial position and results of operations when adopted.

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

Net Loss per Share:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three- and nine-month periods ended December 31, 2005 and 2004 were as follows:

                                                       Three Months Ended              Nine Months Ended
                                                          December 31,                    December 31,
                                                 -------------    --------------    -------------    ------------
                                                      2005             2004              2005            2004
                                                 -------------    --------------    -------------    ------------
Shares reserved for conversion of Series C
preferred stock                                   3,629,470         2,152,500         3,629,470        2,152,500
Common stock options                             11,774,226         9,698,000        11,774,226        9,698,000
Warrants to purchase common stock                 2,955,643         1,896,000         2,955,643        1,896,000
                                                 -------------    --------------    -------------    ------------
Total                                            18,359,339        13,746,500        18,359,339       13,746,500
                                                ==============    ==============   ==============    ============



5.   INVENTORY:

Inventory consisted of the following (in thousands) at:

                                                  December 31, 2005         March 31, 2005
                                                ---------------------     ------------------

                    Raw materials                  $       1,518             $       464
                    Work in process                        2,273                     880
                    Finished goods                         1,381                   1,220
                                                --------------------     ------------------
                                                   $       5,172             $     2,564
                                                ======================    ==================


6.   PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

                                                  December 31, 2005         March 31, 2005
                                                ---------------------     ------------------

            Leasehold improvements                           659                     456
            Machinery and equipment                        6,339                   7,678
            Office and computer equipment                  1,834                   1,237
            Construction in progress                          46                      65
                                                --------------------     ------------------
              Total cost                                   8,878                   9,436
            Less:  accumulated depreciation               (5,530)                 (5,191)
            Less:  impairment                               (223)                 (1,862)
                                                --------------------     ------------------
              Total cost, net of depreciation     $        3,125             $     2,383
                                                ====================     ==================

An impairment charge of $170,425 was recorded during the third quarter ended December 31, 2005, pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The charge relates to certain portions of the Company's information systems that are no longer in use.


7. INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over the remaining five years of its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:


                                                  December 31, 2005         March 31, 2005
                                                ---------------------     ------------------
         Intellectual property before impairment  $       13,602                  13,602
         Less:  accumulated amortization                  (4,794)                 (4,708)
         Less:  Impairment                                (8,494)                 (8,494)
                                                ---------------------     ------------------
         Intellectual property, net               $          314             $       400
                                                =====================     ==================

Amortization expense for the three- and nine-month periods ended December 31, 2005, was approximately $29,000 and $87,000, respectively. Amortization expense for the three- and nine-month periods ended December 31, 2004 was approximately $29,000 and $87,000, respectively. Amortization expense on intellectual property at December 31, 2005, will be approximately $29,000 for the remaining three months of fiscal 2006 and will be approximately $114,000 in fiscal years 2007 through 2008, and approximately $58,000 for fiscal 2009.

8. DEBT:

          (in thousands)                          December 31, 2005         March 31, 2005
                                                ---------------------     ------------------
         2005 Loan balance                        $       20,000             $         -
         2001 Loan balance                                20,000                  20,000
         1998 Loan balance                                14,950                  14,950
         Note Payable to Stockholder                       1,000                       -
         Unaccreted debt discount                         (4,142)                   (294)
                                                ---------------------     ------------------
         Balance                                  $       51,808             $    34,656
                                                ---------------------     ------------------

In October 2001, the Company entered into a loan agreement (the "2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan from September 30, 2006, to September 30, 2008, and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest rather than as simple interest. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of December 31, 2005, accrued interest on the loan totaled $6.31 million, which is included in long-term interest. In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrant was exercisable beginning on the date it was issued and on July 13, 2005 the expiration date of the warrants was extended to September 30, 2008, in consideration for extending the maturity date of the loans. The fair value assigned to these warrants, totaling approximately $2.332 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 38 months, 96.45% volatility, and a risk free rate of 3.88%. Through December 31, 2005, a total of approximately $368,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three-month periods ended December 31, 2005 and 2004 was $409,000. Interest expense for each of the nine-month periods ended December 31, 2005 and 2004 was $1.22 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2005, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at December 31, 2005). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008, and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of December 31, 2005, accrued interest on the loan totaled $8.464 million, which is included in long term interest. In fiscal 1999, the Company issued to Berg & Berg warrants to purchase 594,031 shares of common stock in conjunction with the 1998 Loan agreement, as amended. The warrants expired on June 16, 2004. The amount charged to interest expense for each of the three-month periods ended December 31, 2005 and 2004 was $339,000. Interest expense for each of the nine-month periods ended December 31, 2005 and 2004 was $1.014 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

On June 13, 2005, the Company obtained a $20.0 million funding commitment from Mr. Berg. On June 30, 2005, the Company drew down $2.5 million from this commitment in the form of a loan, which was repaid in full by the Company on July 13, 2005, including interest at an annual rate of 5.0%. The amount of Mr. Berg's funding commitment was reduced to $10.4 million in connection with Berg & Berg's purchase of the Series C-2 Convertible Preferred Stock in July 2005, Berg & Berg's purchase of the Series C-1 Convertible Preferred Stock in December 2005, and a $1.0 million loan from Berg & Berg in December 2005. This commitment was further reduced by a $2.0 million loan from Berg & Berg in January 2006. The terms of the December 2005 and January 2006 loans were not agreed upon until February 3, 2006, when the Company issued two promissory notes evidencing the loans. The promissory notes bear interest at the annual rate of 8% and mature on March 30, 2006. The outstanding principal amount of these notes may be converted by Berg & Berg into shares of common stock of the Company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversation date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006.

On July 13, 2005, the Company secured a $20.0 million loan (the "2005 Loan") from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Berg. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (8.375% as of December 31,
2005). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The Company used $2.5 million of the proceeds from the loan to repay a June 30, 2005 draw from Mr. Berg's funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney's fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through December 31, 2005, a total of approximately $225,000 has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for each of the three- and nine-month periods ended December 31, 2005 was $416,000 and $754,000. Interest payments on the loan are currently being paid on a monthly basis.

9. COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its Aladdin Power Systems, K-Charge(TM) Power Systems and its U-Charge(TM) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The total warranty liability as of December 31, 2005 is $1.369 million.

Product warranty liabilities for the nine-month period ended December 31, 2005 and the year ended March 31, 2005 are as follows (in thousands):


                                                  December 31, 2005         March 31, 2005
                                                ---------------------     ------------------
            Beginning balance                     $   1,067                          490
              Less:  claims                            (671)                        (695)
              Less:  returns                             (2)                         (33)
              Plus:  accruals                           975                        1,305
                                                ---------------------     ------------------
            Ending balance                        $   1,369                  $     1,067
                                                =====================     ==================


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

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all of the outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. When issued, the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2.0% annual dividend rate, payable quarterly in cash or shares of common stock, and were redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share.

Pursuant to assignment agreements entered into between the Company and Berg & Berg in July 2005 and December, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of Valence to redeem the preferred stock on December 15, 2005 shall not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed
(i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on December 13, 2005 and (ii) the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversation date, provided the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

In connection with the issue of the original issuance of the Company's Series C Convertible Preferred Stock in June 2003, the Company issued to the original purchaser a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock.

11. RELATED PARTY TRANSACTIONS:

On June 13, 2005, Mr. Berg agreed to provide an additional $20.0 million funding commitment. This funding commitment can take the form of debt or equity. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a bridge loan at a 5.0% annual interest rate and was repaid with proceeds from the 2005 Loan. This funding commitment was reduced by $4.3 million upon the purchase of the Series C-2 Convertible Preferred Stock on July 14, 2005 by Berg & Berg. On December 14, 2005, Mr. Berg's original $20.0 million funding commitment was further reduced by $4.3 million in connection with the purchase of the Company's Series C-1 Convertible Preferred Stock by Berg & Berg. Additionally, on December 27, 2005 and January 19, 2006, the commitment was reduced by $1.0 million and $2.0 million, respectively, when the Company borrowed the amounts from Berg & Berg, which borrowings were evidenced by promissory notes issues on February 3, 2006. The promissory notes bear interest at the annual rate of 8% and mature on March 30, 2006. The outstanding principal amount of these notes may be converted by Berg & Berg into shares of common stock of the company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006. Mr. Berg's funding commitment will be reduced by the amount of net proceeds received from a debt or equity transaction. Berg & Berg is an affiliate of Carl Berg, a director and principal stockholder of the Company.

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

At December 31, 2005, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding, all of which is currently held by Berg & Berg. Pursuant to assignment agreements entered into between the Company and Berg & Berg, (i) Berg & Berg acquired the Series C-2 Convertible Preferred Stock and Series C-1 Convertible Preferred Stock for an aggregate of $8.6 million (plus accrued dividends), (ii) Berg & Berg agreed that the Company's failure to redeem does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and waived the accrual of any default interest applicable in such circumstances and (iii) the Company has agreed that the Series C-1 Stock may be converted at any time into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing bid price of the Company's common stock on December 13, 2005, and the Series C-2 Stock may be converted at any time into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

In October 2001, the Company entered into a loan agreement (the "2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan from September 30, 2006, to September 30, 2008, and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest rather than as simple interest.

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2005, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at December 31, 2005). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008, and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest.

On January 1, 1998, the Company granted Mr. Lev Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). The Company also granted Mr. Dawson an option to purchase 660,494 shares pursuant to the Company's 1990 Plan, and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full-recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3.3 million ("Dawson Note One") and $1.5 million ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of December 31, 2005, principal and interest amounts of $3.50 million and $1.59 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007.

In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

For the quarter ended December 31, 2005, the Company has taken a bad debt reserve against "Dawson Note One" and "Dawson Note Two" equal to $1.205 million, which was included in general and administrative expenses within the accompanying statement of operations. The reserve is equal to the difference between the combined face value of the notes of $4.8 million and the third quarter of fiscal 2006 average market value of $1.99 per share for the Company's stock for the 1.842 million shares that serve as collateral for the notes.

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

Long-lived asset information by geographic area at December 31, 2005 and March 31, 2005 is as follows (in thousands):


                                                  December 31, 2005         March 31, 2005
                                                ---------------------     ------------------
                    United States                 $     742                  $       987
                    International                     2,697                        1,796
                                                ---------------------     ------------------
                    Total                         $   3,439                  $     2,783
                                                =====================     ==================

Revenues by geographic area for the three- and nine-month periods ended December 31, 2005 and 2004 are as follows (in thousands):


                                        Three Months Ended              Nine Months Ended
                                           December 31,                    December 31,
                                  -------------    ---------------    -------------    ------------
                                       2005             2004              2005            2004
                                  -------------    ---------------    -------------    ------------
            United States          $   4,273        $    2,272         $  12,610        $  7,510
            International                546               275             1,132             788
                                  -------------    ---------------    -------------    ------------
            Total                      4,819        $    2,547         $  13,742        $  8,298
                                  =============    ===============    =============    ============

13. SUBSEQUENT EVENTS:

On January 19, 2006, Berg & Berg loaned to the Company $2.0 million pursuant to Mr. Berg's $20.0 million funding commitment made on July 13, 2005, which was evidenced by a promissory note issued by the Company on February 3, 2006. The promissory note bears interest at the annual rate of 8% and matures on March 30, 2006. The outstanding principal amount of this note may be converted by Berg & Berg into shares of common stock of the Company at any time before the maturity date. The loan converts at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006. As of January 29, 2006, the remaining amount of Mr. Berg's funding commitment is $8.4 million.

On February 3, 2006, the Company appointed Dr. Chuntai Guo, its current Vice President of Business Development for Asia, as its new President of Asia-Pacific operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as the Company,, we or us, our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, (b) our product development strategies, (c) trends affecting our manufacturing capabilities; (d) trends affecting the commercial acceptability of our products, and (e) our business and growth strategies. You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Cautionary Statements and Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three- and nine- month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006.

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

     o    Launched  new  Saphion(R)  technology-based  products,  including  our
          N-Charge(TM) Power System and K-Charge(TM) Power System, and introduced our U-Charge(TM) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

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

     o Launched a phosphate-based Lithium-ion power cell. Batteries designed with power cells can be discharged and charged more quickly than batteries designed with energy cells. This makes them ideal for applications that require powerful bursts rather than slow discharges of energy, such as portable appliances and future generations of hybrid and electric vehicles. Our new Saphion(R) power cell offers significant cycling, weight and longevity benefits over Nickel-Metal-Hydride (NiMH) and Nickel Cadmium (NiCad) battery technologies; and

     o Completed design of a U-Charge(TM) Power System and fuel gauge designed specifically for the electric wheelchair market. This new product was launched on January 23, 2006.

At $4.8 million, our revenue for the third quarter of fiscal 2006 was in line with our previously announced revenue guidance. Third quarter revenue for fiscal 2006 increased $2.3 million, or 89.2%, from the third quarter of fiscal 2005. Gross margin loss was (23.9%) for the third quarter of fiscal 2006, compared with (69.0%) for the third quarter of fiscal 2005. During the third quarter of fiscal 2006, we continued our efforts to transition our manufacturing and other operations to our WFOE's in China, which became operational in late fiscal 2005. To support our manufacturing and product development efforts in China and provide the financial resources necessary to expand our customer base, on June 13, 2005, we secured a funding commitment from Carl Berg, our chairman of the board and principal stockholder. At December 31, 2005, we had $10.4 million remaining available on this funding commitment. Additionally, on July 13, 2005, we entered into a $20.0 million loan agreement with a third party finance company, the full amount of which has been drawn down.

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

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the third quarter) and nine months ended December 31, 2005 and December 31, 2004:

                                          Three Months Ended                           Nine Months Ended
                                ---------------------------------------    ------------------------------------------
                                December 31, 2005     December 31,2004     December 31, 2005      December 31, 2004
                                ---------------------------------------    ------------------------------------------
 dollars in thousands)              % of  Revenue       % of  Revenue         % of  Revenue         % of  Revenue
Licensing and royalty revenue    $   254       5%     $  94        4%       $   571        4%    $     279       3%
Battery and systems sales          4,565      95%     2,453       96%        13,171       96%        8,019      97%
                                ---------  -------  ---------  --------   -----------  -------  ----------   ------
Total revenues                     4,819     100%     2,547      100%        13,742      100%        8,298     100%
Gross profit (loss)               (1,152)    -24%    (1,758)     -69%        (4,900)     -36%       (3,560)    -43%
Operating expenses                 5,723     119%     3,716      146%        15,933      116%       15,861     191%
Operating loss                    (6,875)   -143%    (5,474)    -215%       (20,833)    -152%      (19,421)   -234%
                                ---------  -------  ---------  --------   -----------  -------  ----------   -------
Net loss                        $ (8,261)   -171%    (6,424)    -252%     $ (24,404)    -178%    $ (22,291)   -269%
                                =========  =======  =========  ========   ===========  =======  ===========  =======

Revenues and Gross Margin

Battery and System Sales: Battery and system sales increased by $2.112 million, or 86.1%, to $4.565 million in the third quarter of fiscal 2006 from $2.453 million in the third quarter of fiscal 2005. Battery and system sales increased by $5.153 million, or 64.3%, in the nine month period ended December 31, 2005, from $8.019 million in the nine month period ended December 31, 2004. The increase in battery and system sales was primarily the result of sales of the Segway Inc. battery pack and other U-Charge products. These systems comprised 59.3% and 55.4% of our total revenue for the three and nine months ended December 31, 2005. During the third quarter of fiscal 2006 the Company experienced issues with our powder production processes that limited our ability to produce a sufficient number of batteries to meet customer demand and limited our revenues for the third quarter of fiscal 2006. Subsequent to the end of the third quarter of fiscal 2006 we implemented a number of process enhancements, which we believe have resolved our powder production issues. We believe our current powder production capacity will enable us to meet projected demand in future periods. However, because our process enhancements were implemented during the fourth quarter of fiscal 2006, our past production problems may restrict our ability to satisfy customer requirements in the fourth quarter of fiscal 2006 and consequently restrict our revenues during the period. Due to the shift in our revenue base from small-format to large-format products and the high cost of doing business in the retail channel we during the third quarter of fiscal 2006 we ceased sales of N-Charge products through our retail channels. We continue to sell the N-Charge product through our reseller channels with a continued emphasis in the healthcare and education sectors. Revenues from the sales of our small-format products accounted for 24.0% and 36.4% of our total revenue for the three and nine months ended December 31, 2005. Product shipments to resellers that are subject to right of return and monies received for exclusivity of future obligations are recorded on the balance sheet as deferred revenue. We had $406,000 in deferred revenue on our balance sheet at December 31, 2005.

Licensing and Royalty Revenue: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal third quarter 2006 licensing and royalty revenue was $254,000 compared with $94,000 for the same quarter in fiscal 2005. Licensing and royalty revenue was primarily from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. For the first nine months of fiscal 2006, licensing and royalty revenue from the agreement with ATL was $570,000. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

Gross Margin (Loss): Gross margin (loss) as a percentage of revenue was (23.9%) for the third quarter of fiscal 2006 as compared to (69.0%) in the third quarter of fiscal 2005. Gross margin (loss) was (35.7%) for the first nine months of fiscal 2006 compared to (42.9%) for the first nine months of fiscal 2005. We maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing and operating costs. Gross margins were impacted by the ramp-up cost of the Segway Inc. product as well as the manufacturing transition to China. We have successfully transitioned our battery manufacturing and product assembly operations to contract manufacturers in Asia and as well as our manufacturing and product development operations to our WFOE's in Suzhou, China. During the third quarter of fiscal 2006 the Company we experienced issues with our powder production processes that limited our ability to produce a sufficient number of batteries to meet customer demand. Subsequent to the end of the third quarter of fiscal 2006 we implemented a number of process enhancements which we now believe have resolved our powder production issues. We believe our current powder production capacity will enable us to meet projected demand in future periods. However, these production issues have had a negative impact on gross margins for the third quarter of fiscal 2006 as manufacturing yields have suffered, and can possibly have a negative effect on gross margins during the fourth quarter of fiscal 2006, as well. We expect cost of sales to continue to decrease as a percentage of sales as production volumes increase, manufacturing yields improve and as we fully capitalize on our lower-cost manufacturing strategy.

Operating Expenses

The following table summarizes operating expenses for the three months and nine months ended December 31, 2005 and December 31, 2004:



                                  Three Months Ended December 31,                    Nine Months Ended December 31,
                           ----------------------------------------------    ------------------------------------------------
(dollars in thousands)                             Increase/        %                                  Increase/        %
                            2005        2004       (Decrease)    Change        2005         2004       (Decrease)    Change
                           --------    --------    ----------    --------    ---------    ----------   ----------   --------
Research and product
development                $1,185      $1,962        $ (777)        -40%      $3,961         5,597     $ (1,636)       -29%
Marketing                     420         859          (439)        -51%       1,661         3,146       (1,485)       -47%
General and
administrative              3,759       3,415           344          10%      10,224         9,463          761          8%
Depreciation and
amortization                  178         154            24          16%         528           713         (185)       -26%
(Gain)/Loss on
disposal of assets             11      (4,172)       (4,183)       -100%        (611)       (4,643)       4,032         87%
Contract settlement
charges, INI                    0         957          (957)       -100%           0           957         (957)      -100%
Contract settlement
charges, other                  0         541          (541)       -100%           0           541         (541)      -100%
Asset impairment
charge                        170           -           170         100%         170            87           83         95%
Total operating
expenses                   $5,723      $3,716        $2,007          54%     $15,933       $15,861         $ 72          0%
Percentage of revenues       119%         146%                                   116%          191%


During the third quarter of fiscal 2006, operating expenses were 118.7% of revenue compared to 145.9% of revenue during the same quarter last year. In the first nine months of fiscal 2006, operating expenses were 115.9% of revenue compared to 191.1% of revenue in the first nine months of fiscal 2005. The decrease is primarily the result of increased revenue, which increased 89.2% from the third quarter of fiscal 2005, and our focus on expense reductions during the quarter. Notwithstanding the bad debt reserve allowance charge of $1.205 million relating to the Lev Dawson notes (see "Related Parties") and reflected in general and administrative expenses and a $4.172 million gain from the sale of property, plant, and equipment in the third quarter of fiscal 2005, we reduced operating expenses by $5.3 million or 26.6% for the first nine months of fiscal 2006, as compared with the first nine months of fiscal 2005. Excluding the bad debt reserve allowance charge of $1.205 million relating to the Lev Dawson notes (see "Related Parties"), as well as a $4.172 million gain from the sale of property, plan and equipment that occurred in the third quarter of fiscal 2005, operating expenses decreased by $3.37 million or 42.7 % in the third quarter of 2006 from the third quarter of fiscal 2005.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $777,000, or 39.6.%, to $1.185 million for the third quarter of fiscal 2006 from $1.962 million for the third quarter of fiscal 2005. Research and product development expenses decreased by $1.636 million, or 29.2%, in the first nine months of fiscal 2006 to $3.961 million from $5.597 million in the first nine months of fiscal 2005. The decrease in research and development expenses is the result of cessation of product development work in our Northern Ireland facility, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $420,000 in the third quarter of fiscal 2006 were $439,000 lower or 51.6% than in the comparable period of fiscal 2005. For the first nine months of fiscal 2006, marketing expenses of $1.661 million were $1.484 million lower or 47.2% than the comparable period in fiscal 2005. The decrease in marketing expenses in the nine-month period ended December 31, 2005 over the comparable period in fiscal 2005 was the result of reduced spending for lead generation, consulting related to European market development, and reduced media advertising expenditures.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $3.759 million and $3.415 million for the third fiscal quarters of 2006 and 2005, respectively. General and administrative expenses increased by $761,000, or 8.0%, to $10.224 million in the first nine months of fiscal 2006 from $9.463million in the first nine months of fiscal 2005. Included in the fiscal 2006 third quarter's general and administrative expenses is a bad debt reserve allowance charge of $1.205 million relating to the Lev Dawson notes (see "Related Parties). Included in general and administrative expenses for the third quarter of fiscal 2005 was a $4.172 million gain from the sale of property, plant and equipment. Excluding these two adjustments, operating expenses decreased by $5.3 million, or 26.6% for the first nine months of fiscal 2006 compared to the same period in fiscal 2005. The decrease was largely due to the continued shift of resources to our Asia operations and improved efficiencies in our US support operations.

Gain on Sale of Assets. Gains on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility were $611,000 in the first nine months of fiscal 2006. The majority of the gain is related to the sale of our Northern Ireland facility property and equipment completed in April 2005. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China, and was sold for fair value.

Depreciation and Amortization

Depreciation and Amortization. Depreciation and amortization expenses were $178,000 and $154,000 for the third quarters of fiscal 2006 and 2005, respectively. Depreciation and amortization expenses were $528,000 and $713,000 in the nine month periods ended December 31, 2005 and 2004, respectively. The decrease in depreciation resulted from the sale of assets in our Northern Ireland facility in the third quarter of fiscal 2005, the impact of the impairment charges to intellectual property and property, plant, and equipment and the impact of the sale of our Henderson, Nevada facility.

Impairment. An impairment charge of $170,425 was recorded during the third quarter ended December 31, 2005, pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The charge relates to the certain portions of the Company's information systems that are no longer in use.

Interest Expense

Interest Expense. Interest expense primarily relates to our long-term debt to stockholders as well as the long term debt from the third party loan obtained on July 13, 2005. Interest expense was $1.524 million and $1.064 million for the third quarter of fiscal 2006 and 2005, respectively, and was $3.996 million and $3.135 million for the nine month periods ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Liquidity

At December 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $1.8 million and a $10.4 million remaining on a $20 million funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder, on June 13, 2005. Of the original $20.0 million funding commitment, $8.6 million was applied to the purchase by Berg & Berg Enterprises LLC ("Berg & Berg"), an affiliate of Mr. Berg, of the Company's Series C-2 Convertible Preferred Stock and C-1 Convertible Preferred Stock in July 2005 and December 2005. These transactions are more fully discussed below. On December 27, 2005 and January 19, 2006, Berg & Berg issued two promissory notes in the amount of $1.0 million and $2.0 million to the Company and Mr. Berg's funding commitment was reduced by equal amounts. The promissory notes bear interest at the annual rate of 8% and mature on March 30, 2006. The outstanding principal amount of these notes may be converted by Berg & Berg into shares of common stock of the Company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's on February 2, 2006. Mr. Berg's commitment can be reduced by the amount of net proceeds received from any subsequent debt or equity transaction (whether funded by Berg or a third party).

On July 13, 2005, the Company secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance is payable on July 13, 2010. The loan bears interest per annum at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The Company utilized $2.5 million of this loan to repay a June 30, 2005 draw from Mr. Berg under his funding commitment.

At December 31, 2005, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding, all of which is currently held by Berg & Berg. Pursuant to the terms of the two series of Convertible Preferred Stock, the preferred stock is currently subject to redemption by the Company. Berg & Berg has agreed that the Company's failure to redeem does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable in such circumstances. In exchange the Company has agreed
(i) that the Series C-1 Convertible Preferred Stock may be converted at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing bid price of the Company's common stock on December 13, 2005 and (ii) the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of the Company's stock on July 13, 2005.

On July 13, 2005 we secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest will be payable monthly and the entire principal balance will be payable on July 13, 2010. The loan will bear interest at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan we purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. We utilized $2.5 million of this loan to repay a June 30, 2005, draw from Mr. Berg under his funding commitment.

Currently, we do not have capital resources, or sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs for the next 12 months. As a consequence, one of our primary objectives has been to reduce expenses and overhead which limits the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect the ability and the pace at which we are able to commercially exploit our Saphion(R) technology, as well as other factors described under the Section "Cautionary Statements and Risk Factors." Therefore, we depend upon our ability to periodically arrange for additional equity or debt financing to meet its liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

The following table summarizes our statement of cash flows for the nine months ended December 31, 2005 and 2004:


                                              Nine Months Ended December 31,
                                             --------------    --------------
                                                  2005               2004
                                             --------------    --------------
Net cash flows provided by (used in)
Operating activities                          $   (27,502)      $   (25,007)
Investing activities                                 (744)            7,328
Financing activities                               27,352            19,850
Effect of foreign exchange rates                      226               474
                                             --------------    --------------
Net increase/(decrease) in cash and
  cash equivalents                            $      (668)      $     2,645
                                             ==============    ==============

Our use of cash from operations the first nine months of fiscal 2006 and fiscal 2005 was $27.5 million and $25.0 million, respectively. The cash used for operating activities during the first nine months of our fiscal 2006 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first nine months of fiscal 2006 increased from the same period of fiscal 2005 by $2.5 million. Cash used for working capital in the first nine months of fiscal 2006 was greater than cash used for working capital in the first nine months of fiscal 2005 by $7.5 million. The increase in cash used for working capital was primarily due to an increase in purchases of inventory from increased production.

In the first nine months of fiscal 2006, we had a net decrease in net cash from investing activities of $744,000. Cash used in investing activities during the first nine months of fiscal 2006 relates to purchases of equipment for our China manufacturing facilities and enterprise software, offset by sales proceeds from the sale of property and equipment from our Northern Ireland facility.

We obtained cash from financing activities of $27.4 million and $19.9 million during the first nine months of fiscal 2006 and 2005, respectively. The financing activities in the first nine months of fiscal 2006 included a $20.0 million loan agreement with a third party finance company and equity issuances totaling $6.0 million to Berg & Berg under our equity line agreement.

As a result of the above, we had a net decrease in cash and cash equivalents of $668,000 during the first nine months of fiscal 2006 and a net increase of $2.6 million for the first nine months of fiscal 2005.

Capital Commitments and Debt

At December 31, 2005, we had commitments for capital expenditures for the next 12 months of approximately $50,000 relating to the continuing implementation of enterprise software and $1.0 million for production equipment in our new manufacturing facility in China. We anticipate that we will incur additional capital expenses as we expand our China operations. We may require additional capital expenditures in order to meet greater demand levels for our products than currently are anticipated.

Our cash obligations for short-term and long-term debt and interest, gross of unaccreted discount, consisted of:



(Dollars in thousands)                                       December 31, 2005
                                                          ---------------------

1998 long-term debt to Berg & Berg                           $      14,950
2001 long-term debt to Berg & Berg                                  20,000
2005 long-term debt to third-party                                  20,000
Bridge Loan                                                          1,000
Interest on long-term debt                                          14,772
Current portion of long-term debt                                      107
                                                          ---------------------
Total                                                        $      70,829
                                                          =====================


Repayment obligations of short-term and long-term debt principal as of December 31, 2005 are:


                                                              Fiscal year
                           -------------------------------------------------------------------------------------
(Dollars in thousands)      2006        2007       2008         2009        2010       Thereafter       Total
                           --------    -------    --------    ---------    --------    ------------    ---------
Principal repayment         1,000-        -          -         34,950         -          20,000         55,950

If not converted to common stock the redemption obligations for the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are $4.3 million and $4.3 million, respectively.

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2005, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                     Payment Due by Period
                                           ------------------------------------------------------------------------
                                                            Less than                                    More than
Contractual Obligations                        Total         One Year      1-2 Years     3-5 Years        5 Years
----------------------------------------     ------------  ------------   -----------   ------------    ------------

Short and long-term debt obligations         $   70,829     $   1,107      $     -       $  69,722       $      -
Operating lease obligations                      1,592            554           915             123             -
Purchase obligations                             7,611          7,611             -               -             -
Redemption of Convertible Preferred
Stock                                            8,610          8,610             -               -             -
                                             -----------   ------------   -----------   ------------    ------------
Total                                        $   88,642    $   17,882      $   915       $ 69,845        $      -
                                             ===========   ============   ===========   ============    ============

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

                          RISKS RELATED TO OUR BUSINESS

WE MAY NEED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING TO EXECUTE OUR BUSINESS PLAN AND MAINTAIN OUR OPERATIONS.

At December 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $1.8 million and a $10.4 million remaining on a funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder on June 13, 2005. Since December 31, 2005, we have drawn down $2.0 million on this funding commitment leaving $8.4 million. Mr. Berg's funding commitment will be reduced by the amount of net proceeds received from any subsequent debt or equity transaction (whether funded by Mr. Berg or a third party).

Currently, we do not have sufficient capital resources or sales and gross profit to generate the cash flows required to meet our operating and capital needs for the next 12 months. As a consequence, one of our primary objectives has been to reduce expenses and overhead which limits the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect the ability and the pace at which we are able to commercially exploit our Saphion(R) technology. We depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, the Company will need to arrange for additional financing within the next three to six months to fund its operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

WE HAVE ENCOUNTERED PROBLEMS IN OUR PRODUCTION PROCESSES THAT HAVE LIMITED OUR ABILITY TO PRODUCE SUFFICIENT BATTERIES TO MEET THE DEMANDS OF OUR CUSTOMERS. IF WE ARE UNABLE TO TIMELY RESOLVE THESE PROBLEMS, OUR INABILITY TO PRODUCE BATTERIES WILL HAVE A MATERIAL ADVERSE IMPACT ON OUR ABILITY TO GROW REVENUES AND MAINTAIN OUR CUSTOMER BASE.

During the third quarter if fiscal 2006 we experienced problems in our production processes that limited our ability to produce a sufficient number of batteries to meet the demands of our customers. We implemented a number of process enhancements during the fourth quarter of fiscal 2006, and we now believe our current powder production capacity will enable us to meet projected demand in future periods. These production issues have had a negative impact on gross margins for the third quarter of fiscal 2006 as manufacturing yields have suffered, and can possibly have a negative effect on gross margins during the fourth quarter of fiscal 2006. Any inability to timely produce batteries may have a material adverse impact on our ability to grow revenues and maintain our customer base.

OUR LIMITED FINANCIAL RESOURCES COULD MATERIALLY AFFECT OUR BUSINESS, OUR ABILITY TO COMMERCIALLY EXPLOIT OUR TECHNOLOGY AND OUR ABILITY TO RESPOND TO UNANTICIPATED DEVELOPMENTS, AND COULD PLACE US AT A DISADVANTAGE TO OUR COMPETITORS.

Currently, we do not have sufficient capital resources, sales and gross profit to generate the cash flows required to meet our operating and capital needs. As a consequence, one of our primary objectives has been to reduce expenses and overhead, thus limiting the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which we are able to commercially exploit our Saphion(R) technology. For example, it could:

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $485.8 million as of December 31, 2005. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2006. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss available to common stockholders of $24.6 million in the nine month period ended December 31, 2005, a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005 and a net loss available to common stockholders of $56.1 million for the fiscal year ended March 31, 2004. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

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

We now have and will continue to have a significant amount of indebtedness and other obligations. As of December 31, 2005, we had approximately $70.8 million of total consolidated indebtedness and other obligations. Included in this amount are $36.0 million of loans outstanding to an affiliate, $14.7 million of accumulated interest associated with those loans, and $20.1 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

     o limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

     o require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the nine month period ended December 31, 2005, one customer, Segway Inc., contributed approximately 51.1% of revenue while D&H Distributors contributed approximately 15.1% of revenue. During the third quarter of fiscal 2006, Segway Inc. and D&H Distributors contributed approximately 57.9% and 11.9% of revenue, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

To be successful, we must cost-effectively manufacture commercial quantities of our technologically complex batteries that meet customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly-owned subsidiaries in China. We currently manufacture our batteries and assemble our products in China and Taiwan. We are dependent on the performance of our manufacturing partners as well as our own manufacturing operations to manufacture and deliver our products to our customers. We are currently experiencing production process issues which have limited our ability to produce a sufficient number of batteries to meet current demand. If we fail to correct these issues in a manner that allows us to meet customer demand, or if any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose customers and adversely impact our ability to attract future customers.

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

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq,
Afghanistan, and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt our manufacturing of our batteries and products at our OEM facilities or our own facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing in the overall economy, such as the telecommunications, industrial, and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

Patent applications in the United States are maintained in secrecy until the patents issue or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than the United States.

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

                  RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

SINCE OUR PRODUCTS ARE MANUFACTURED IN CHINA AND WE HAVE TRANSFERRED ADDITIONAL OPERATIONS TO CHINA, WE FACE RISKS IF CHINA LOSES NORMAL TRADE RELATIONS WITH THE UNITED STATES.

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

IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO RECOVER VALUE-ADDED TAXES IMPOSED BY THE CHINESE TAXING AUTHORITIES.

China's turnover tax system consists of value-added tax, consumption tax and business tax. Export sales are exempted under Value-Added Tax (VAT) rules and an exporter who incurs VAT on purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. However, due to a reduction in the VAT export refund rate of some goods, exporters might bear part of the VAT they incurred in conjunction with the exported goods. In 2003, changes to the Chinese VAT system were announced affecting the recoverability of input VAT beginning January 1, 2004. Our VAT expense will depend on the reaction of both our suppliers and customers. Continued efforts by the Chinese government to increase tax revenues could result in the revisions to tax laws or their interpretation, which could increase our VAT and various tax liabilities.

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

As of January 30, 2006, our officers, directors and their affiliates as a group beneficially owned approximately 45.3% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 42.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On January 30, 2006, the closing price of our common stock was $1.70. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 89,745,984 shares of common stock as of December 31, 2005. In addition, at December 31, 2005, we had 14,729,869 shares of our common stock reserved for issuance under warrants and stock option plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock issued on December 1, 2004, we may need to issue up to 2,176,767and 1,452,703 shares, respectively, of our common stock (based on a conversion price not lower than $1.98 and $2.96, respectively).

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Commission, and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably
Section 404 of the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, materially increased general and administrative expenses and a significant diversion of management time and attention from revenue-generating and cost-reduction activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our registered independent public accounting firm's audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our registered independent public accounting firm to provide its audit opinion as of March 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we cannot assure you that these efforts will be completed on a timely and successful basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (7.75% at September 30, 2005, we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On January 6, 2006, the most recent adjustment date, the LIBOR rate was 4.42%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans to a stockholder, which mature in September 2008, and one loan to a third party finance company which matures in July 2010. The first loan to the stockholder has an adjustable rate of interest at 1.0% above the lender's borrowing rate (9.0% at December 31, 2005) and the second loan to the stockholder has a fixed interest rate of 8.0%. The loan to the third party finance company has a monthly floating interest rate. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $74,000. The table below presents principal amounts by fiscal year for our long-term debt:



                           2006    2007    2008    2009    2010    Thereafter    Total
                           ----    ----    ----    ----    ----    ----------  ----------
                                         (dollars in thousands)
Liabilities:
Fixed rate debt           $   -       -       -   20,000       -         -     $  20,000
Variable rate debt        $   -       -       -   14,950       -         -     $  14,950
Variable rate debt        $   -       -       -        -       -     20,000    $  20,000


Based on borrowing rates currently available to us for loans with similar terms,
the  carrying   value  of  our  debt   obligations   approximates   fair  value.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosures controls and procedures as of the end of the third quarter of fiscal 2006. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the Sarbanes-Oxley Act, our management certified to the effectiveness of our internal controls in connection with the preparation of our financial statements for fiscal 2005, which certification was attested to by our independent public accountants as part of their audit. During fiscal 2006, we have made significant changes to our operations, particularly in China. We have not completed our review of our internal controls as part of our Section 404 certification for 2006. This review could identify significant deficiencies or material weaknesses in our internal controls, which we would be required to remediate in order to satisfy our annual obligations under Section 404 of the Sarbanes-Oxley Act.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and various risk factors faced by us are also discussed elsewhere in Item 2 of this report. In addition, risk factors are included in Item 7 of our Annual Report on Form 10-K/A for our fiscal year ending March 31, 2005, filed with the Commission on June 23, 2005. Material changes from the risk factors previously disclosed on our Annual Report on Form 10-K/A for the fiscal year ending March 31, 2005 are identified below.

WE MAY NEED TO RAISE  ADDITIONAL DEBT OR EQUITY  FINANCING TO
EXECUTE OUR BUSINESS PLAN AND MAINTAIN OUR OPERATIONS.

At December 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $1.8 million and a $10.4 million remaining on a funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder on June 13, 2005. Since December 31, 2005, we have drawn down $2.0 million on this funding commitment leaving $8.4 million. Mr. Berg's funding commitment will be reduced by the amount of net proceeds received from any subsequent debt or equity transaction (whether funded by Mr. Berg or a third party).

Currently, we do not have sufficient capital resources or sales and gross profit to generate the cash flows required to meet our operating and capital needs for the next 12 months. As a consequence, one of our primary objectives has been to reduce expenses and overhead which limits the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect the ability and the pace at which we are able to commercially exploit our Saphion(R) technology. We depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, the Company will need to arrange for additional financing within the next three to six months to fund its operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

WE HAVE ENCOUNTERED PROBLEMS IN OUR PRODUCTION PROCESSES THAT HAVE LIMITED OUR ABILITY TO PRODUCE SUFFICIENT BATTERIES TO MEET THE DEMANDS OF OUR CUSTOMERS. IF WE ARE UNABLE TO TIMELY RESOLVE THESE PROBLEMS, OUR INABILITY TO PRODUCE BATTERIES WILL HAVE A MATERIAL ADVERSE IMPACT ON OUR ABILITY TO GROW REVENUES AND MAINTAIN OUR CUSTOMER BASE.

During the third quarter of fiscal 2006 we experienced problems in our production processes that limited our ability to produce a sufficient number of batteries to meet the demands of our customers. We implemented a number of process enhancements during the fourth quarter of fiscal 2006, and we now believe our current powder production capacity will enable us to meet projected demand in future periods. These production issues have had a negative impact on gross margins for the third quarter of fiscal 2006 as manufacturing yields have suffered, and can possibly have a negative effect on gross margins during the fourth quarter of fiscal 2006. Any inability to timely produce batteries may have a material adverse impact on our ability to grow revenues and maintain our Customer base.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On February 3, 2006, the Company executed two promissory notes, in the face amounts of $1 million and $2 million, respectively (the "Notes") in favor of Berg & Berg Enterprises, LLC ("Berg & Berg"). The Notes were issued in connection with bridge loans by Berg & Berg on December 27, 2005 and January 19, 2006, respectively, the terms of which were not agreed upon by the parties until February 3, 2006, the date of the Notes. Interest accrues quarterly on the Notes at a compound rate of 8.0% or, if less, the maximum rate allowed by applicable law. The Notes mature on March 30, 2006. At any time prior to maturity, Berg & Berg can convert the outstanding principal amount of the Notes into shares of common stock of the Company at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's stock on February 2, 2006. The summary of the terms of the promissory notes is qualified in its entirety by the text of the promissory notes, a copy of which are attached to this Form 10-Q as Exhibits 10.1 and 10.2.

On February 3, 2006, the Company appointed Dr. Chuntai Guo, its current Vice President of Business Development for Asia, as its new President of Asia-Pacific Operations, responsible for the day-to-day operation and management of the Company's Asia-Pacific operations, business and affairs. Dr. Guo, 50, has spent the last five years as general manager and chief technology officer at TCL Hyperpower Battery Inc. There are no family relationships between Dr. Guo and any director or executive officer of Valence. Dr. Guo's receives an annual salary of $200,000 US. In connection with his employment, Dr. Guo was granted options to purchase 150,000 shares of Valence common stock with an exercise price of $1.99 per share. The options vest 25% on the first anniversary of his employment with Valence with the remaining 75% to vest quarterly over the three years thereafter. The summary of the terms of Dr. Guo's employment agreement is qualified in its entirety by the text of the agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.3.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.

10.1     Promissory   Note,   dated  February  3,  2006,   executed  by  Valence
         Technology, Inc. in favor of Berg & Berg Enterprises, LLC

10.2     Promissory   Note,   dated  February  3,  2006,   executed  by  Valence
         Technology, Inc. in favor of Berg & Berg Enterprises, LLC

10.3 Employment Agreement between Valence Technology (Suzhou) Co., Ltd. and Mr. Guo Chuntai.

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

VALENCE TECHNOLOGY, INC.

Date: February 8, 2006              By: /s/ James R. Akridge
                                        ------------------------------
                                        James R. Akridge
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                                    By: /s/ Thomas F. Mezger
                                        ------------------------------
                                        Thomas F. Mezger
                                        Chief Financial Officer and Assistant
                                        Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.


10.1     Promissory   Note,   dated  February  3,  2006,   executed  by  Valence
         Technology, Inc. in favor of Berg & Berg Enterprises, LLC

10.2     Promissory   Note,   dated  February  3,  2006,   executed  by  Valence
         Technology, Inc. in favor of Berg & Berg Enterprises, LLC

10.3 Employment Agreement between Valence Technology (Suzhou) Co., Ltd. and Mr. Guo Chuntai.

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

EXHIBIT 10.1


                                 PROMISSORY NOTE


                                                        6504 Bridgepoint Parkway
$1,000,000.00                                                      Austin, Texas


Dated:  February 3, 2005

Valence Technology, Inc., a Delaware corporation ("Borrower"), for value received, hereby promises to pay to the order of Berg & Berg Enterprises, LLC ("Lender"), in lawful money of the United States of America, the aggregate principal amount of One Million Dollars ($1,000,000.00).

1. Principal and Interest Payments; Prepayments. The outstanding principal balance and accrued interest owing under this Note shall be due and payable in full on March 30, 2006, or such earlier date as may be provided in the Loan Agreement (defined in paragraph 4, below). Interest shall be due on the unpaid principal balance of this Note from time to time at the rates set forth in the Loan Agreement. This Note may, without premium or penalty, be prepaid in whole or in part, prior to the stated maturity date as provided in the Loan Agreement. Any partial prepayment shall be applied first to unpaid accrued interest and the balance, if any, shall be applied to principal. No amounts prepaid hereunder may be reborrowed.

2. Conversion Rights. On any trading day (Conversion Date) during the term of this Promissory Note but no earlier than two days after the Borrower announces its third quarter FY2006 earnings, Lender may convert the outstanding principal balance and accrued interest owing under this Note into shares of common stock of the Borrower by so notifying Borrower. The number of shares that Borrower shall issue to Lender in exchange for the outstanding principal balance and accrued interest owing under this Note, shall be determined by dividing the outstanding principal balance and accrued interest owing under this Note by eighty-five percent (85%) of the average closing bid price of the common stock on the principal market during the five trading days ending on the trading day immediately prior to the Conversion Date (the "Conversion Price"), provided however, that the Conversion price can be no lower than $1.90, the closing bid price of Borrower's common stock on February 2, 2006. If the number of shares to be issued would create a fractional share of common stock, such fractional share shall be disregarded and the number of shares of common stock issuable shall be rounded to the nearest whole number of shares. Within two Business Days after the Conversion Date, the Company shall cause its Transfer Agent to prepare a certificate in the name of Lender representing the number of shares as determined in accordance with this paragraph. If Lender converts the outstanding principal balance and accrued interest owing under this Note to shares of common stock this Promissory Note shall be satisfied and of no further effect.

3. Place and Manner of Payment. All amounts payable hereunder shall be payable in immediately available funds to Lender at 10050 Bandley Drive, Cupertino, CA 95014, unless another place of payment is specified in writing by Lender. All payments shall be made in immediately available funds.

4. Other Agreements. This Note evidences indebtedness incurred under that certain Loan Agreement dated October 5, 2001 between Borrower and Lender (as amended from time to time, the "Loan Agreement"), and is secured by a security interest granted pursuant to that certain Security Agreement between Borrower and Lender (as amended from time to time, the "Security Agreement".) Reference is made to the Loan Agreement and the Security Agreement for a description of the terms and conditions upon which the Note was issued, the rights, limitations of rights, obligations and duties of Borrower and the holder of the Note, and certain definitions of terms, all of which are incorporated herein by reference (and all capitalized terms used herein without definition shall have the meaning set forth in the Loan Agreement.)


5. Default. In the case an Event of Default shall occur, the aggregate unpaid principal balance plus accrued interest on this Note shall become or may be declared to be due and payable in the manner and with the effect provided in the Loan Agreement.

6. Waiver; Expenses. Borrower waives presentment and demand for payment, notice of dishonor, protest and notice of protest of this Note and all other demands or notices, and shall pay all Lender Expenses relating to this Note or the enforcement by Lender of its rights hereunder.

7. Governing Law. This Note shall be governed by, and construed and enforced in accordance with, the laws of the State of California, excluding conflict of laws principles that would cause the application of laws of any other jurisdiction.

8. Successors and Assigns. The provisions of this Note shall inure to the benefit of and be binding on any successor to Borrower and shall extend to any holder hereof.

                                      * * *


     IN WITNESS WHEREOF, the undersigned has duly executed this Promissory Note as of the first date above written.



                                        VALENCE TECHNOLOGY, INC.,
                                        a Delaware Corporation



                                        By:  /s Thomas F. Mezger
                                             --------------------
                                        Its: Chief Financial Officer

EXHIBIT 10.2


                                 PROMISSORY NOTE


                                                        6504 Bridgepoint Parkway
$2,000,000.00                                                      Austin, Texas


Dated:  February 3, 2006

Valence Technology, Inc., a Delaware corporation ("Borrower"), for value received, hereby promises to pay to the order of Berg & Berg Enterprises, LLC ("Lender"), in lawful money of the United States of America, the aggregate principal amount of Two Million Dollars ($2,000,000.00).

1. Principal and Interest Payments; Prepayments. The outstanding principal balance and accrued interest owing under this Note shall be due and payable in full on March 30, 2006, or such earlier date as may be provided in the Loan Agreement (defined in paragraph 4, below). Interest shall be due on the unpaid principal balance of this Note from time to time at the rates set forth in the Loan Agreement. This Note may, without premium or penalty, be prepaid in whole or in part, prior to the stated maturity date as provided in the Loan Agreement. Any partial prepayment shall be applied first to unpaid accrued interest and the balance, if any, shall be applied to principal. No amounts prepaid hereunder may be reborrowed.

2. Conversion Rights. On any trading day (Conversion Date) during the term of this Promissory Note but no earlier than two days after the Borrower announces its third quarter FY2006 earnings, Lender may convert the outstanding principal balance and accrued interest owing under this Note into shares of common stock of the Borrower by so notifying Borrower. The number of shares that Borrower shall issue to Lender in exchange for the outstanding principal balance and accrued interest owing under this Note, shall be determined by dividing the outstanding principal balance and accrued interest owing under this Note by eighty-five percent (85%) of the average closing bid price of the common stock on the principal market during the five trading days ending on the trading day immediately prior to the Conversion Date (the "Conversion Price"), provided however, that the Conversion price can be no lower than $1.90, the closing bid price of Borrower's common stock on February 2, 2006. If the number of shares to be issued would create a fractional share of common stock, such fractional share shall be disregarded and the number of shares of common stock issuable shall be rounded to the nearest whole number of shares. Within two Business Days after the Conversion Date, the Company shall cause its Transfer Agent to prepare a certificate in the name of Lender representing the number of shares as determined in accordance with this paragraph. If Lender converts the outstanding principal balance and accrued interest owing under this Note to shares of common stock this Promissory Note shall be satisfied and of no further effect.

3. Place and Manner of Payment. All amounts payable hereunder shall be payable in immediately available funds to Lender at 10050 Bandley Drive, Cupertino, CA 95014, unless another place of payment is specified in writing by Lender. All payments shall be made in immediately available funds.

4. Other Agreements. This Note evidences indebtedness incurred under that certain Loan Agreement dated October 5, 2001 between Borrower and Lender (as amended from time to time, the "Loan Agreement"), and is secured by a security interest granted pursuant to that certain Security Agreement between Borrower and Lender (as amended from time to time, the "Security Agreement".) Reference is made to the Loan Agreement and the Security Agreement for a description of the terms and conditions upon which the Note was issued, the rights, limitations of rights, obligations and duties of Borrower and the holder of the Note, and certain definitions of terms, all of which are incorporated herein by reference (and all capitalized terms used herein without definition shall have the meaning set forth in the Loan Agreement.)

5. Default. In the case an Event of Default shall occur, the aggregate unpaid principal balance plus accrued interest on this Note shall become or may be declared to be due and payable in the manner and with the effect provided in the Loan Agreement.

6. Waiver; Expenses. Borrower waives presentment and demand for payment, notice of dishonor, protest and notice of protest of this Note and all other demands or notices, and shall pay all Lender Expenses relating to this Note or the enforcement by Lender of its rights hereunder.

7. Governing Law. This Note shall be governed by, and construed and enforced in accordance with, the laws of the State of California, excluding conflict of laws principles that would cause the application of laws of any other jurisdiction.

8. Successors and Assigns. The provisions of this Note shall inure to the benefit of and be binding on any successor to Borrower and shall extend to any holder hereof.

                                     * * *


     IN WITNESS WHEREOF, the undersigned has duly executed this Promissory Note as of the first date above written.



                                        VALENCE TECHNOLOGY, INC.,
                                        a Delaware Corporation



                                        By:  /s Thomas F. Mezger
                                             ---------------------
                                        Its: Chief Financial Officer

EXHIBIT 10.3

                              EMPLOYMENT AGREEMENT

This agreement constitutes the employee's principal statement of employment terms and sets out particulars of the terms and conditions of the employment between Valence Technology (Suzhou) Co., Ltd. (hereinafter referred to as "company") and Mr. Guo Chuntai (hereinafter referred to as "you"), includes particulars which are required to provide under Chinese employment legislation.

1.    Commencement of Employment

1.1. The employment with the company begins on December 1st, 2005. No period of previous employment with any former employer counts as part of the continuous period of employment with the Company.

2.    Position and Location

2.1. The employee is employed as Vice President of Business Development for Asia and report to the President and Chief Executive Officer of Valence Technology, Inc. The employment will be based at the Company's offices at Suzhou, China. The Company reserves the right to appoint the employee to other positions (whether within the Company or any Associated Company), to require the employee to undertake additional or other duties (which are within the employee's skill and competence) and to base the employee at other locations whether temporarily or permanently as the needs of the business require.

2.2. The employee will be required to travel on the business of the Company to such places as may be reasonably necessary for the proper performance of your duties, both in the PRC and overseas.

3.    Duties

      During the employment the employee shall:

3.1. Comply with all reasonable requests, instructions and regulations relating to the Company or to any of its Associated Company as well as with all restrictions on your powers and authority which the Company shall specify from time to time;

3.2. During the working hours devote the whole of the time and attention and ability to the duties;

3.3. Working and faithfully serve the Company to the best of your ability and use your reasonable endeavors to promote the interests of the Company;

3.4. Not without the written consent of the Company directly or indirectly be engaged, concerned or interested in any other business whatsoever provided that you shall not be prohibited from holding by way of investment any securities listed or dealt on the Stock Exchange and comprising not more than 1% of the securities of the class in question; and

3.5. Not engage in any other form of paid activity during the course of your employment, should such activity constitute either a conflict of interest in terms of the Company's primary dealings or business affairs, or a conflict in scheduling which would result in your inability or diminished capacity howsoever arising to manage the responsibilities associated with your employment with the Company, whether during or outside working hours without first obtaining written consent may result in summary dismissal.

3.6. The Company has established sound systems for occupational safety and health, you should strictly follow the relevant rules and standards on occupational safety and health, prevent accidents in the process of work, and reduce occupational hazards.

4.    Compensation

4.1. Your basic monthly salary is RMB 134,849.92 and is payable monthly in arrears less the individual income tax and any statutory and voluntary deductions. Your salary will normally be paid at 25th of each month and will normally be reviewed annually, with no commitment by the Company to increase your salary at that time.

4.2. You shall be liable to PRC individual income taxes arising from the employment remuneration, and the Company shall withhold the corresponding tax liability from the payment of your employment remuneration.

4.3. If at any time money is owed and payable by you to the Company, whether under this agreement or otherwise, including any excess holiday, unsettled income tax due on your remuneration under this agreement, it is agreed that the Company may deduct the sum or sums from time to time owed to it from payment due to you from the Company, howsoever arising.

4.4. You will be eligible for 150,000 stock options of Valence Technology, Inc., vested over a four years' period according to the company policy.

5.    Hours of Work

      Your normal hours of work are from 8:30 am to 5:30 pm each day of the week from Monday to Friday (inclusive). And you shall not work for more than 40 hours a week on average. Given the nature of your duties you will, be expected to work overtime as the needs of the business dictate with no extra salaries in consideration of being included in your usually salary and increased duration of your holidays the Company provide you.

6.    Holidays and Holiday Pay

6.1. In addition to the statutory public holidays in China,, marriage leave and mourning leave, the employee is entitled to take 20 working days of annual leave each year.

6.2. All holiday dates must have the prior agreement of the Company or such person as it shall nominate. You shall not be permitted to take more than ten working days holiday at any one time without the express approval of the President and Chief Executive Officer of Valence Technology, Inc.

6.3. If you join or leave the Company during the course of a holiday year, your holiday entitlement will be calculated pro rata based on the number of fully completed calendar months of service for the period of the year during which you have been employed.

6.4. No more than 10 days holiday entitlement can be carried forward into the next holiday year but must be taken by March 31st in the following holiday year. There is no entitlement to payment in lieu of holidays not taken.

6.5. On termination of employment, other than termination pursuant to clause 12, you will be paid for any untaken accrued holiday entitlement for the current holiday year at a rate of the annual salary for each day owing. The Company reserves the right to make a deduction from your final salary for holiday taken in excess of your accrued holiday entitlement.

7.    Expenses

      With the prior approval of the Company and within such limits as the Company may from time to time lay down, all reasonable expenses wholly, exclusively and necessarily incurred by you in carrying out your duties will be reimbursed to you, on production of appropriate receipts and/or vouchers.

8.    Sickness, Injury and Incapacity

8.1. If the employee is ill and unable to come to work you should contact your manager, or such person as the Company may nominate, by 10 am on the first day of absence, with an estimate of how long you will be away. If you cannot call yourself you should arrange for someone else to do it for you, the employee is obliged to provide the related evidence issued by the hospital immediately after you come to work.

8.2. Failure to notify the Company or failure to provide the aforesaid evidence will amount to unauthorized absence and may lead to instant dismissal or to your pay being withheld for the duration of such unauthorized absence.

8.3. The Company reserves the right to terminate your employment if the employee is unable to perform your duties efficiently for prolonged periods through sickness, injury or incapability.

8.4. When the employee is absent from work for more than three working days the employee is required to provide the Company with a medical certificate. When the employee is absent from work between four and seven days the Company will require you to produce a self-certificate as evidence of your sickness, injury or incapacity.

8.5. At the request of the Company, you may be required to produce a medical certificate and/or to undergo a medical examination by the Company doctor or a doctor nominated by the Company at any time during a period of absence due to illness or incapacity. If you refuse the requirement of the company, company has the right to terminate the agreement immediately.

8.6. In the event that you or a medical practitioner provides information to the Company concerning your health, you expressly consent to the Company retaining such information on your personnel file for so long as is reasonably necessary for the purposes of ensuring that it complies in full with its obligations under heath and safety legislation and of effectively managing the aspects of its business in which the employee is involved. You undertake to sign any additional consents that may be required for the Company to process such information for such purposes.

8.7. According to the Company policy related to sick leave the employee is required to cooperate in the maintenance of necessary records.

9.    Insurance and Welfare

      Both parties shall pay the social insurance such as unemployment, medical insurance, etc. as required by national, provincial and municipal relevant regulations, if applicable.

10.   Confidentiality, Proprietary information, and Non-competition

10.1. You need sign a separate Confidentiality, Proprietary information, and Non-competition agreement on your first day of employment.

11.   Notice

11.1. During the first two months of your employment (which shall be a probationary period), the period of notice to be given by either you or the Company to terminate your employment shall be one week's notice in writing. Thereafter, the period of notice required to be given by either you or the Company shall be one month's notice in writing during the service.

11.2. The Company reserves the right, in its discretion, to make an adjustment of your post, which can lead to the increase or decrease of your salary stipulated in this agreement. Your refusal of the new post shall be deemed as demanding the termination of this Employment Agreement.

11.3. During any period of notice given by you or the Company, the Company may, in its absolute discretion, require you either to remain away from work on paid leave or provide you with alternative work of a broadly similar nature to the work you normally perform. The company may require you to use any accrued holiday during your notice period.

12.   Termination of the agreement

12.1. The agreement can be terminated through unanimous negotiation between both Parties.

12.2. If one of following cases occurs to Employee, company can terminate the agreement immediately without prior notice or payment of severance:

      (a)  The  employee  is  proven  to  be  incompetent   for  the  employment
      requirements

      (b) The employee seriously breaches labor discipline or regulations as stipulated by the company. Such serious breaches include, but are not limited to, breaches of confidentiality, exclusivity of employment, the responsibility to maintain work qualifications, labor safety and hygiene rules, this agreement and other policies and procedures of company in place from time to time.

      (c) Employee commits a serious dereliction of duty, such as failure to be exclusively employed by company, failure to adhere to labor safety and hygiene rules, failure to maintain work qualifications or failure to adhere to other relevant provisions and other policies and procedures of company, or engages in graft, such as taking advantage of his/her position with company for dishonest, illegal, or personal ends, resulting in major harm to company's interests.

      (d) Employee's criminal liability is prosecuted according to law or employee is sent for re-education through labor.

      (e) Other circumstances agreed between employee and company or provided for under PRC laws and regulations.

12.3. If one of following cases occurs, company can terminate the agreement, but company must give a written notice to employee 30 days before hand, or payment in lieu of notice:

      (a) Employee suffers a non-work-related illness or injury, and at the end of his/her medical treatment period, cannot engage in his/her original work or in other suitable work arranged by company, or cannot be assigned other suitable work in a manner compliant with relevant trade regulations. The Parties agree that company has discretion to decide whether another existing and open position is suitable and that employee would undergo a probationary period of two months on that new position:

      (b) Employee is incompetent for his/her job, remains incompetent after usual training for his/her assigned position or after assignment to another post (which new post need not carry similar responsibilities and salary) already existing within company.

      (c) The performance of this agreement becomes impossible due to relocation of the enterprise, the absorption of an enterprise through merger or the transfer of company assets, restructuring of company or other major changes in the objective circumstances upon which the Agreement was based at the time of its conclusion, and consultations between the Parties fail to produce agreement on amendment of this agreement within seven days from the commencement of such consultations.

      (d) Company is in a period of statutory readjustment when on the verge of bankruptcy, or is experiencing major difficulties in terms of production or operation, or must relocate for reasons of environmental protection, and company truly needs to reduce personnel

      (e) Other conditions stipulated by PRC laws and regulations.

13.   Collective Agreements

      There are no collective agreements, which affect the terms of your employment with the Company.

14.   Disciplinary and Grievance Procedure

14.1. You will comply with such rules or procedures regarding disciplinary matters as may be published by the Company from time to time. Such disciplinary rules and procedures do not form part of your agreement of employment.

14.2. If you have any grievance of either personal or general concern relating to your employment with the Company, which has not been resolved to your satisfaction in informal discussion, you should in the first instance refer the matter to the Human Resources Manager of Valence Technology (Suzhou) Co., Ltd. If the outcome of this decision is not satisfactory, you should take up the grievance issue with the Vice President of Human Resources for Valence Technology, Inc. If the outcome of this decision is not satisfactory, you should take up the grievance issue with the President and Chief Executive Officer of Valence Technology, Inc. The decision of the President and Chief Executive Officer of Valence Technology, Inc. will be final.

15.   Property

      On termination of your employment for whatever reason you shall deliver up to the Company all confidential information, correspondence, documents, lists, disks, other papers (or other means off storing or recording information) and any copies thereof and any other property belonging to the Company or any Associated Company which may be in your possession or under your control and you shall not without he written consent of the Company take any copies thereof.

16.   Post Termination Restrictions

16.1. On termination of employment you shall not:

      (a) for a period of 24 months, whether on your own behalf or on behalf of any other person, firm or company, directly or indirectly solicit or endeavor to solicit for the purposes of employment or offer employment to or employ any senior or key employee of the Company or any Associated Company prior tome termination of your employment;

      (b) for a period of 24 months, whether on your own behalf or on behalf of any other person, firm or company, directly or indirectly solicit or canvass business from or interfere with or accept orders from any person, firm or company whom, within a period of months prior to the termination of your employment, was a client or business partner of the Company or any Associated Company and with whom you had dealings in the course of your employment.

16.2. The length of any restriction under clause 16.1 will be reduced by the length of any period of notice during which the employee is required to remain away from work pursuant to clause 11.3.

17.   Data Protection

You acknowledge and accept that information relating to you may be processed by the Company in order to fulfill the Company's obligations to you under your employment agreement and/or for reasons relating to your employment with the Company and you hereby explicitly consent to such processing, which may include the processing of sensitive personal data. Such processing will be principally for personnel, administrative and payroll purposes.

18.   Monitoring of Telecommunications

The Company has the right to monitor any and all aspects of its computer systems that are made available to you and to monitor, intercept and/or record any communications made by you, including any type of e-mail or Internet communications and you hereby expressly consent to the Company doing so.

      The employee is required to comply with all aspects of any policies that may from time to time be published by the Company concerning the use by its employees of equipment of the type referred to in this clause that it may make available for their use.

19.   Previous Agreements

This Agreement supersedes any previous agreement between you and the Company or any Associated Company in relation to your employment.

20.   Law

The terms of this Agreement shall be governed by and construed in accordance with Chinese law and any dispute in connection with your employment shall be submitted to the labor dispute arbitration committee for arbitration. Any party that is not satisfied with the adjudication of arbitration may file the lawsuit and be subject to the jurisdiction of the People's Court of the PRC.

21.   Term of the agreement

      The term of the agreement is two years, from December 1st, 2005 to November 30th, 2007, and the agreement is subject to renewal when the said term expires, with the consent of both parties.

                                        Guo   Chuntai


                                        Signature: /s/ Guo Chuntai
                                                   -------------------


                                        Date: November 3, 2005

                                        Valence Technology (Suzhou) Co., Ltd.


                                        Signature and chop:

                                        Date: November 4, 2005

EXHIBIT 31.1

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF
                            VALENCE TECHNOLOGY, INC.

I, James R. Akridge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Valence Technology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February 8, 2006             /s/ James R. Akridge
                                    -----------------------------------
                                    James R. Akridge,
                                    Principal Executive Officer

EXHIBIT 31.2

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF
                            VALENCE TECHNOLOGY, INC.

I, Thomas F. Mezger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Valence Technology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 8, 2006                  /s/ Thomas F. Mezger
                                        -------------------------------
                                        Thomas F. Mezger,
                                        Principal Financial Officer

EXHIBIT 32.1

                                CERTIFICATION OF
                         PRINCIPAL EXECUTIVE OFFICER OF
                            VALENCE TECHNOLOGY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended December 31, 2005, of Valence Technology, Inc. (the "Issuer").

          I, James R. Akridge, the Principal Executive Officer of the Issuer, certify that to the best of my knowledge:

               (i)  the  Form  10-Q  fully  complies  with the  requirements  of
                    Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

               (ii) the information  contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  February 8, 2006                /s/ James R. Akridge
                                        -------------------------------
                                        James R. Akridge

EXHIBIT 32.2

                                CERTIFICATION OF
                         PRINCIPAL FINANCIAL OFFICER OF
                            VALENCE TECHNOLOGY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended December 31, 2005, of Valence Technology, Inc. (the "Issuer").

          I, Thomas F. Mezger, the Principal Financial Officer of the Issuer, certify that to the best of my knowledge:

               (i)  the  Form  10-Q  fully  complies  with the  requirements  of
                    Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

               (ii) the information  contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.


Dated:  February 8, 2006                /s/ Thomas F. Mezger
                                        -------------------------------
                                        Thomas F. Mezger