Form 10-Q/A
period 2005-12-31
VALENCE TECHNOLOGY INC
filed 2006-06-29
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)
                               -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                     77-0214673
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)


  12201TECHNOLOGY BOULEVARD, SUITE 150,
              AUSTIN, TEXAS                                78727
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

Large accelerated filer  [ ]   Accelerated file [X]  Non-accelerated filer   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes    [ ]        No    [X]

        Common Stock, $0.001 par value                   89,745,984
                    (Class)                   (Outstanding at January 29, 2006)

                                EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, initially filed with the Securities and Exchange Commission on February 9, 2006, is being filed to restate the unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2005 and other disclosure included therein to correct an error, as discussed in Note 14 to the unaudited condensed consolidated financial statements included in Item 1.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

     o    Part I, Item 1, Financial Information;

     o Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations;

     o    Part I, Item 4, Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have also reissued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                   FORM 10-Q/A

                     FOR THE QUARTER ENDED DECEMBER 31, 2005




                                      INDEX

                                                                           Pages
                                                                           -----

Part I.       Financial Information

   Item 1.  Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of
            December 31, 2005 (Restated) and March 31, 2005....................1

            Condensed Consolidated Statements of Operations and
            Comprehensive Loss for Each of the Three- and Nine- Month
            Periods Ended December 31, 2005 (Restated) and
            December 31, 2004..................................................2

            Condensed Consolidated Statements of Cash Flows for
            the Nine- Month Periods Ended
            December 31, 2005 (Restated) and December 31, 2004.................3

            Notes to Condensed Consolidated Financial Statements...............4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................16

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk........41

   Item 4.  Controls and Procedures...........................................41


Part II.    Other Information

   Item 1.  Legal Proceedings.................................................43

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......44

   Item 3.  Defaults upon Senior Securities...................................44

   Item 4.  Submission of Matters to a Vote of Security Holders...............44

   Item 5.  Other Information.................................................44

   Item 6.  Exhibits .........................................................45

Signature   ..................................................................46

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                         December 31, 2005       March 31, 2005
                                                                          (As Restated -
                                                                           See Note 14)
                                                                       -------------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $      1,832                $     2,500
   Trade receivables, net of allowance of $99 and $115 as of
      December 31, 2005 and March 31, 2005                                     3,940                      1,464
   Inventory                                                                   5,172                      2,564
   Prepaid and other current assets                                            2,352                        920
                                                                       ---------------              ------------
      Total current assets                                                    13,296                      7,448
Property, plant and equipment, net                                             3,125                      2,383
Intellectual property, net                                                       314                        400
                                                                       ---------------              ------------
      Total assets                                                      $     16,735                $    10,231
                                                                       ===============              ============

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                     $      3,458                $     3,251
   Accrued expenses                                                            4,393                     4,607
   Deferred revenue                                                              406                      1,241
     Note payable to stockholder                                               1,000                          -
                                                                       ---------------              ------------
      Total current liabilities                                                9,257                      9,099
Long-term interest                                                            14,772                     12,536
Long-term debt, less unaccreted debt discount                                 17,822                          -
Long-term debt to stockholder, less unaccreted debt discount                  32,986                     34,656
                                                                       ---------------              ------------
   Total liabilities                                                          74,837                     56,291
                                                                       ---------------             ------------
Redeemable convertible preferred stock, $0.001 par value, 861 shares authorized, issued and outstanding as of December 31, 2005, and 1,000 shares authorized, 861 issued and outstanding as of
March 31, 2005, liquidation value $8,610                                       8,610                      8,582
                                                                       ---------------              ------------


Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized;
89,745,984 and 87,061,639 shares outstanding as of December 31,
2005 and March 31, 2005                                                           90                         87
Additional paid-in capital                                                   426,737                    415,745
Deferred compensation                                                           (120)                       (89)
Notes receivable from stockholder                                             (5,095)                    (5,164)
Accumulated deficit                                                         (484,657)                  (461,328)
Accumulated other comprehensive loss                                          (3,667)                    (3,893)
                                                                       ---------------              ------------
   Total stockholders' deficit                                               (66,712)                   (54,642)
                                                                       ---------------              ------------
   Total liabilities, preferred stock and stockholders' deficit         $      16,735               $    10,23
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
                                   (Unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                                           December 31,                          December 31,
                                                 ---------------------------------    --------------------------------
                                                      2005              2004               2005              2004
                                                (As Restated -                        (As Restated -
                                                 See Note 14)                          See Note 14)
                                                 ---------------    --------------    ---------------    -------------
Revenue:
     Licensing and royalty revenue                    $    254          $     94           $    571       $      279
     Battery and system sales                            4,565             2,453             13,171            8,019
                                                 ---------------    --------------    ---------------    -------------
         Total revenues                                  4,819             2,547             13,742            8,298
Cost of Sales:                                           5,971             4,305             18,642           11,858
                                                 ---------------    --------------    ---------------    -------------
Gross profit (loss)                                     (1,152)           (1,758)            (4,900)          (3,560)
Operating expenses:
     Research and product development                    1,185             1,962              3,961            5,597
     Marketing                                             420               859              1,661            3,146
     General and administrative                          2,554            3,415              9,019            9,463
     Depreciation and amortization                         178               154                528              713
     (Gain) Loss on disposal of
      property, plant and equipment                         11            (4,172)              (611)          (4,643)
     Contract settlement charges                             0               957                  0              957
     Contract settlement charges, other                      0               541                  0              541
     Asset impairment charge                               170                 -                170               87
                                                 ---------------    --------------    ---------------    -------------
         Total costs and expenses                        4,518             3,716             14,728           15,861
                                                 ---------------    --------------    ---------------    -------------
Operating loss                                          (5,670)           (5,474)           (19,628)         (19,421)
Interest and other income                                  138               114                425              265
Interest and other expense                              (1,524)           (1,064)            (3,996)          (3,135)
                                                 ---------------    --------------    ---------------    -------------
Net loss                                                (7,056)           (6,424)           (23,199)         (22,291)
Dividends on preferred stock                                43                43                130              130
Preferred stock accretion                                    7               142                 28              577
                                                 ---------------    --------------    ---------------    -------------
Net loss available to common stockholders            $  (7,106)        $  (6,609)        $  (23,357)        $(22,998)
                                                 ===============    ==============    ===============    =============
Other comprehensive loss:
     Net loss                                        $  (7,056)        $  (6,424)        $  (23,199)       $ (22,291)
     Change in foreign currency translation
     adjustments                                            36                 90               226              121
                                                 ---------------    --------------    ---------------    -------------
         Comprehensive loss                          $  (7,020)        $  (6,334)        $  (22,973)       $ (22,170)
                                                 ===============    ==============    ===============    =============
Net loss per share available to common
stockholders-basic and diluted
                                                     $   (0.08)        $   (0.08)        $    (0.26)      $    (0.29)
                                                 ===============    ==============    ===============    =============
Shares used in computing net loss per share
available to common stockholders, basic and
diluted.                                                89,715            82,431             89,223           79,575
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


                                          VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)
                                                        (Unaudited)


                                                                               Nine Months Ended December 31,
                                                                             -----------------------------------------
                                                                                   2005                   2004
                                                                              (As Restated -
                                                                               See Note 14)
                                                                             ------------------     ------------------
Cash flows from operating activities:
Net loss                                                                          $   (23,199)           $   (22,291)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        528                    713
     Asset impairment charge                                                              170                     87
     Contract settlement expenses                                                            -                   957
     Contract settlement payment                                                             -                (3,243)
     Gain on disposal of property, plant, equipment                                      (611)                (4,065)
     Accretion of debt discount and other                                                 770                    530
     Interest income on stockholder note receivable                                      (210)                  (235)
     Deferred compensation expense                                                        (31)                  (154)
     Stock compensation expense                                                           203                      -
Changes in operating and other assets and liabilities:
     Trade receivables                                                                 (2,476)                  (179)
     Inventory                                                                         (2,608)                (1,977)
     Prepaid and other current assets                                                  (1,432)                  (337)
     Accounts payable                                                                     207                  1,155
     Accrued expenses and long-term interest                                            2,022                  4,467
     Deferred revenue                                                                    (835)                  (435)
                                                                             ------------------     ------------------
         Net cash used in operating activities                                        (27,502)               (25,007)
                                                                             ------------------     ------------------

Cash flows from investing activities:
     Effects of deconsolidation of joint venture                                            -                   (913)
     Purchases of property, plant & equipment                                          (1,355)                  (755)
     Proceeds from sale of property, plant & equipment                                    611                  8,996
                                                                             ------------------     ------------------
         Net cash (used in) provided by investing activities                             (744)                 7,328
                                                                             ------------------     ------------------

Cash flows from financing activities:
     Proceeds from note payable to stockholder                                          1,000                      -
     Proceeds from long-term debt net                                                  19,639                       -
     Payment of long-term debt                                                              -                 (6,741)
     Dividends paid                                                                      (130)                  (130)
     Interest received on stockholder note receivable                                     281                    301
     Cost of exchange of preferred stock                                                                         (28)
     Proceeds from stock option exercises                                                 656                    443
     Proceeds from issuance of common stock, net of issuance costs                      5,906                 26,005
                                                                             ------------------     ------------------
         Net cash provided by financing activities                                     27,352                 19,850
                                                                             ------------------     ------------------

Effect of foreign exchange rates on cash
     and cash equivalents                                                                 226                    474
                                                                             ------------------     ------------------
Increase (decrease) in cash and cash equivalents                                         (668)                 2,645
Cash and cash equivalents, beginning of period                                          2,500                  2,692
                                                                             ------------------     ------------------
Cash and cash equivalents, end of period                                           $    1,832             $    5,337
                                                                             ==================     ==================

Supplemental information:
     Issuance of common stock for grant payable                                    $        -             $    1,916

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realizationof assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

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

The Company's business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its Wholly Foreign-Owned Enterprises ("WFOE's") in China. These WFOE's initiated operations in late fiscal 2005. The Company intends to develop the market for Saphion(R) technology by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(R) Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as its Saphion(R) technology receives greater market acceptance.

On July 13, 2005, the Company appointed Dr. James R. Akridge to succeed Stephan Godevais as its Chief Executive Officer. On August 3, 2005, the Company appointed Dr. Akridge to succeed Mr. Godevais as its president. On September 9, 2005, the Company appointed Thomas F. Mezger as its new Chief Financial Officer.

3.       LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $1.8 million and $10.4 million remaining on a $20 million funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder on June 13, 2005. Of the original $20 million commitment, $8.6 million was applied to the purchase by Berg & Berg Enterprises ("Berg & Berg"), an affiliate of Mr. Berg, of the Company's Series C-2 Convertible Preferred stock and Series C-1 Convertible Preferred Stock in July 2005 and December 2005. These transactions are more fully discussed below. Mr. Berg's funding commitment was reduced by $1.0 and 2.0 million in connection with loans made by Berg & Berg on February 3, 2006. The promissory notes bear interest at the annual rate of 8% and mature on March 30,2006. The outstanding principal amount of these notes may be converted by Berg &Berg into shares of common stock of the Company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006. Following the issuance of these notes, Mr. Berg's commitment can be reduced by the amount of net proceeds received from subsequent debt or equity transactions (whether funded by Mr. Berg or a third party).

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

At December 31, 2005, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding, all of which is held by Berg & Berg. Pursuant to the terms of the two series of Convertible Preferred Stock, the preferred stock is subject to redemption by the Company. Berg & Berg has agreed that the Company's failure to redeem does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable in such circumstances. In exchange the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing bid price of the Company's common stock on December 13, 2005 and (ii) the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

As of Decembeer 31, 2005, the Company does not have sufficient capital resources or sales and gross profit to generate the cash flows required to meet the Company's operating and capital needs for the next 12 months. Consequently, one of the Company's primary objectives has been to reduce expenses and overhead, which limits the resources available for the development and commercialization of the Company's technology. The Company's limited financial resources could materially affect the ability and the pace at which the Company is able to commercially exploit its Saphion(R) technology. Therefore, the Company depends upon its ability to periodically arrange for additional equity or debt financing to meet its liquidity requirements. Unless the Company's product sales are greater than management currently forecasts or there are other changes to the Company's business plan, the Company will need to arrange for additional financing within the next three to six months in order to fund its operating and capital needs. This financing could take the form of debt or equity. Given the Company's historical operating results and the amount of its existing debt, as well as other factors the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company's cash requirements may vary materially from those now planned because of changes in operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, inability to manufacture products on a timely and cost effective basis, the failure to timely realize product development goals, and other adverse developments. These events could have a negative impact on the Company's available liquidity sources during the next 12 months.

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

Stock-based Compensation:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans granted in the first nine months of fiscal 2006 and 2005 been determined based on the fair value at the grant date for options consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):

                                                         Three Months Ended                Nine Months Ended
                                                            December 31,                      December 31,
                                                   --------------------------------  -------------------------------
                                                       2005             2004             2005             2004
                                                  (As Restated -                    (As Restated -
                                                   See Note 14)                      See Note 14)
                                                   --------------  ----------------  --------------  ---------------

  Net loss available to common stockholders           $  (7,106)          $(6,609)      $ (23,357)       $ (22,998)
      - as reported
  Add: stock-based employee compensation
      expense, net of related taxes                        (639)           (1,024)         (1,917)          (3,071)
                                                   --------------  ----------------  --------------  ---------------
  Net loss available to common stockholders              (7,745)           (7,633)        (25,274)         (26,069)
      - pro forma
  Net loss available to common stockholders per
      share - as reported                                 (0.08)            (0.08)          (0.26)           (0.29)
  Net loss available to common stockholders,
      basic and diluted, pro forma                        (0.09)            (0.09)          (0.28)           (0.33)

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first nine months of fiscal 2006 and 2005:

                                                        2006             2005
                                                    -----------     ------------
                Risk-free interest rate                 4.35%           3.62%
               Expected life                        5.00 years       5.00 years
               Volatility                             92.55%           103.14%
               Dividend yield                           -                 -

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

In December 2004, FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that an entity measure the cost of equity-based service awards using the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability-based service awards using its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. As such, SFAS No. 123R is not effective until the Company's fiscal 2007. The Company is evaluating SFAS 123R and believes that it will likely have a material effect on its financial position and results of operations when adopted.

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

                                                         Three Months Ended            Nine Months Ended
                                                           December 31,                  December 31,
                                                         2005         2004            2005         2004
                                                     ------------- ------------    ------------ ------------
Shares reserved for conversion of Series C
preferred stock                                         3,629,470    2,152,500       3,629,470    2,152,500
Common stock options                                   11,774,226    9,698,000      11,774,226    9,698,000
Warrants to purchase common stock                       2,955,643    1,896,000       2,955,643    1,896,000
                                                     ------------- ------------    ------------ ------------
Total                                                  18,359,339   13,746,500      18,359,339   13,746,500
                                                     ============= ============    ============ ============


5.       INVENTORY:

Inventory consisted of the following (in thousands) at:

                                December 31, 2005          March 31, 2005
                              ----------------------    ---------------------

  Raw materials                       $       1,518              $       464
  Work in process                             2,273                      880
  Finished goods                              1,381                    1,220
                              ----------------------    ---------------------
                                      $       5,172             $      2,564
                              ======================    =====================

6.       PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

                                      December 31, 2005        March 31, 2005
                                     -------------------   ---------------------

Leasehold improvements                            659                   456
Machinery and equipment                         6,339                 7,678
Office and computer equipment                   1,834                 1,237
Construction in progress                           46                    65
                                     ------------------    ------------------
  Total cost                                    8,878                 9,436
Less:  accumulated depreciation                (5,530)               (5,191)
Less:  impairment                                (223)               (1,862)
                                     ------------------    ------------------
  Total cost, net of depreciation      $        3,125         $       2,383
                                     ==================    ==================


An impairment charge of $170,425 was recorded during the third quarter ended December 31, 2005, pursuant to SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The charge relates to certain portions of the Company's information systems that are no longer in use.

7.       INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over the remaining five years of its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                            December 31, 2005    March 31, 2005
                                           -------------------  ----------------
Intellectual property before impairment
                                              $     13,602        $    13,602
Less:  accumulated amortization                     (4,794)            (4,708)
Less:  Impairment                                   (8,494)            (8,494)
                                           -----------------    ---------------
Intellectual property, net                    $        314        $       400
                                           =================    ===============


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

8.       DEBT:

         (in thousands)                  December 31, 2005     March 31, 2005
                                        -------------------  ----------------

         2005 Loan balance               $       20,000          $        -
         2001 Loan balance                       20,000              20,000
         1998 Loan balance                       14,950              14,950
         Note Payable to Stockholder              1,000                   -
         Unaccreted debt discount                (4,142)               (294)
                                        -------------------  ----------------
         Balance                         $       51,808           $  34,656
                                        -------------------  ----------------

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

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2005, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at December 31, 2005). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008, and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge The Nasdaq SmallCap Market as an acceptable market for the listing of the Company's common stock. As of December 31, 2005, accrued interest on the loan totaled $8.464 million, which is included in long term interest. The amount charged to interest expense for each of the three-month periods ended December 31, 2005 and 2004 was $339,000. Interest expense for each of the nine-month periods ended December 31, 2005 and 2004 was $1,014 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. In fiscal 1999, the Company issued to Berg & Berg warrants to purchase 594,031 shares of common stock in conjunction with the 1998 Loan agreement, as amended. The warrants expired on June 16, 2004.

On June 13, 2005, the Company obtained a $20.0 million funding commitment from Mr. Berg. On June 30, 2005, the Company drew down $2.5 million from this commitment in the form of a loan, which was repaid in full by the Company on July 13, 2005, including interest at an annual rate of 5.0%. The amount of Mr. Berg's funding commitment was reduced to $10.4 million in connection with Berg & Berg's purchase of the Series C-2 Convertible Preferred Stock in July 2005, Berg & Berg's purchase of the Series C-1 Convertible Preferred Stock in December 2005, and a $1.0 million promissory note from Berg & Berg in February 2006. This commitment was further reduced by a $2.0 million promissory note from Berg & Berg in February 2006. The promissory notes bear interest at the annual rate of 8% and mature on March 30, 2006. The outstanding principal amount of these notes may be converted by Berg & Berg into shares of common stock of the Company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006.

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

9.       COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its Aladdin Power Systems, K-Charge(TM) Power Systems and its U-Charge(R) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The total warranty liability as of December 31, 2005 is $1.369 million.

Product warranty liabilities for the nine-month period ended December 31, 2005 and the year ended March 31, 2005 are as follows (in thousands):

                                    December 31, 2005        March 31, 2005
                                  ----------------------  -------------------

       Beginning balance              $    1,067            $      490
         Less:  claims                      (671)                 (695)
         Less:  returns                       (2)                  (33)
         Plus:  accruals                     975                 1,305

                                  -------------------------------------
       Ending balance                 $    1,369            $    1,067
                                  =====================================

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

10.      REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all of the outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 millionof principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. When issued, the Series C-1 Convertible Preferred Stockand the Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2.0% annual dividend rate, payable quarterly in cash or shares of common stock, and were redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share.

Pursuant to assignment agreements entered into between the Company and Berg & Berg in July 2005 and December, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 shall not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed
(i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on December 13, 2005 and (ii) the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversation date, provided the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005.

In connection with the original issuance of the Company's Series C Convertible Preferred Stock in June 2003, the Company issued to the original purchaser a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock.

11.      RELATED PARTY TRANSACTIONS:

On June 13, 2005, Mr. Berg agreed to provide an additional $20.0 million funding commitment. This funding commitment can take the form of debt or equity. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a bridge loan at a 5.0% annual interest rate and was repaid withproceeds from the 2005 Loan. This funding commitment was reduced by $4.3 million upon the purchase of the Series C-2 Convertible Preferred Stock on July 14, 2005 by Berg & Berg. On December 14, 2005, Mr. Berg's original $20.0 million funding commitment was further reduced by $4.3 million in connection with the purchase of the Company's Series C-1 Convertible Preferred Stock by Berg & Berg. Additionally, on December 27, 2005 and January 19, 2006, the commitment was reduced by $1.0 million and $2.0 million, respectively, when the Company borrowed the amounts from Berg & Berg, which borrowings were evidenced by promissory notes issued on February 3, 2006. The promissory notes bear interest at the annual rate of 8% and mature on March 30, 2006. The outstanding principal amount of these notes may be converted by Berg & Berg into shares of common stock of the company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006. Mr. Berg's funding commitment will be reduced by the amount of net proceeds received from a debt or equity transaction. Berg & Berg is an affiliate of Carl Berg, a director and principal stockholder of the Company.

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

Long-lived asset information by geographic area at December 31, 2005 and March 31, 2005 is as follows (in thousands):

                              December 31, 2005          March 31, 2005
                            ----------------------    ---------------------
      United States                     $     742             $        987
      International                         2,697                    1,796
                            ----------------------    ---------------------
      Total                             $   3,439             $      2,783
                            ======================    =====================



Revenues by geographic area for the three- and nine-month periods ended December 31, 2005 and 2004 are as follows (in thousands):

                           Three Months Ended December 31,           Nine Months Ended December 31,
                        --------------------------------------    -------------------------------------
                              2005                 2004                 2005                2004
                        ------------------    ----------------    -----------------    ----------------

 United States             $  4,273             $  2,272            $  12,610            $  7,510
 International                  546                  275                1,132                 788
                        ------------------    ----------------    -----------------    ----------------
 Total                        4,819             $  2,547            $  13,742            $  8,298
                        ==================    ================    =================    ================

13.  SUBSEQUENT EVENTS:

On January 19, 2006, Berg & Berg loaned to the Company $2.0 million pursuant to Mr. Berg's $20.0 million funding commitment made on July 13, 2005, which was evidenced by a promissory note issued by the Company on February 3, 2006. The promissory note bears interest at the annual rate of 8% and matures on March 30,2006. The outstanding principal amount of this note may be converted by Berg & Berg into shares of common stock of the Company at any time before the maturity date. The loan converts at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's common stock on February 2, 2006. As of January 29, 2006, the remaining amount of Mr. Berg's funding commitment is $8.4 million.

On February 3, 2006, the Company appointed Dr. Chuntai Guo, its current Vice President of Business Development for Asia, as its new President of Asia-Pacific operations.


14. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended December 31, 2005, management determined that a previously recorded bad debt reserve of $1,205 million against notes receivable from stockholder for the three and nine months ended December 31, 2005 was recorded in error. The non-recourse notes receivable from shareholder, reflected in stockholders' equity, is not considered an asset under U.S. generally accepted accounting principles. As such, there should not have been an impairment expense recordeed. As a result , the Company has restated the accompanying condensed consolidated balance sheet as of December 31, 2005, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2005, and condensed consolidated statement of cash flows for the nine months ended December 31, 2005 to correct this error.

                                                        A summary of the  effects  of the  restatement
                                                         is as  follows(in thousands, except per share
                                                                            amounts):

                                                                     As of December 31, 2005
                                                           As Previously                As Restated
                                                              Reported
                                                   --------------------------------------------------------
Notes receivable from stockholder                            $    (3,890)                $    (5,095)
Accumulated deficit                                             (485,862)                   (484,657)


                                                        For the three months ended December 31, 2005
                                                   --------------------------------------------------------
                                                           As Previously                As Restated
                                                              Reported
                                                   --------------------------------------------------------
General and administrative                                   $     3,759                 $     2,554
Total costs and expenses                                           5,723                       4,518
Operating loss                                                    (6,875)                     (5,670)
Net loss                                                          (8,261)                     (7,056)
            Net loss per share available to common                 (0.09)                      (0.08)
                    stockholders-basic and diluted


                                                         For the nine months ended December 31, 2005
                                                   --------------------------------------------------------
                                                           As Previously                As Restated
                                                              Reported
                                                   --------------------------------------------------------
General and administrative                                    $   10,224                 $     9,019
Total costs and expenses                                          15,933                      14,728
Operating loss                                                   (20,833)                    (19,628)
Net loss                                                         (24,404)                    (23,199)
            Net loss per share available to common                 (0.28)                      (0.26)
                    stockholders-basic and diluted


                                                        For the nine months ended December 31, 2005
                                                   --------------------------------------------------------
                                                           As Previously                As Restated
                                                              Reported
                                                   --------------------------------------------------------
Net cash used in operating activities:
Net loss                                                      $  (24,404)                $   (23,199)
Reserve for stockholder note receivable                            1,205                         -


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

The  following  management's   discussion  and  analysis  gives  effect  to  the
restatement discussed in Note 14 to the condensed consolidated financial statements.

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

     o    Launched  new  Saphion(R)  technology-based  products,  including  our
          N-Charge(TM) Power System and K-Charge(TM) Power System, and introduced our U-Charge(R) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

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

     o Launched a phosphate-based Lithium-ion power cell. Batteries designed with power cells can be discharged and charged more quickly than batteries designed with energy cells. This makes them ideal for applications that require powerful bursts rather than slow discharges of energy, such as portable appliances and future generations of hybrid and electric vehicles. Our new Saphion(R) power cell offers significant cycling, weight and longevity benefits over Nickel-Metal-Hydride (NiMH) and Nickel Cadmium (NiCad) battery technologies; and

     o Completed design of a U-Charge(R) Power System and fuel gauge designed specifically for the electric wheelchair market. This new product was launched on January 23, 2006.

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

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the third quarter) and nine months ended December 31, 2005 and December 31, 2004:

                                          Three Months Ended                           Nine Months Ended
                                ---------------------------------------    ------------------------------------------
                                December 31, 2005     December 31,2004     December 31, 2005      December 31, 2004
                                ------------------ -- -----------------    ------------------- -- -------------------
(dollars in thousands)               % of Revenue       % of Revenue            % of Revenue           % of Revenue

Licensing and royalty            $   254       5%      $  94        4%      $    571       4%       $   279       3%
revenue
Battery and systems sales          4,565      95%      2,453       96%        13,171      96%         8,019      97%
                                ---------- ------- -- -------- --------    ----------- ------- -- ----------- -------
Total revenues                     4,819     100%      2,547      100%        13,742     100%         8,298     100%
Gross profit (loss)               (1,152)    -24%     (1,758)     -69%        (4,900)    -36%        (3,560)    -43%
Operating expenses                 4,518      94%      3,716      146%        14,728     107%        15,861     191%
Operating loss                    (5,670)   -118%     (5,474)    -215%       (19,628)   -143%       (19,421)   -234%
                                ---------- ------- -- -------- --------    ----------- ------- -- ----------- -------
Net loss                        $ (7,056)   -146%     (6,424)    -252%     $ (23,199)   -169%     $ (22,291)   -269%
                                ========== ======= == ======== ========    =========== ======= == =========== =======


Revenues and Gross Margin

Battery and System Sales: Battery and system sales increased by $2.112 million, or 86.1%, to $4.565 million in the third quarter of fiscal 2006 from $2.453 million in the third quarter of fiscal 2005. Battery and system sales increased by $5.153 million, or 64.3%, in the nine month period ended December 31, 2005, from $8.019 million in the nine month period ended December 31, 2004. The increase in battery and system sales was primarily the result of sales of the Segway Inc. battery pack and other U-Charge products. These systems comprised 59.3% and 55.4% of our total revenue for the three and nine months ended December 31, 2005. During the third quarter of fiscal 2006 the Company experienced issues with our powder production processes that limited our ability to produce a sufficient number of batteries to meet customer demand and limited our revenues for the third quarter of fiscal 2006. Subsequent to the end of the third quarter of fiscal 2006 we implemented a number of process enhancements which we believe have resolved our powder production issues. We believe our current powder production capacity will enable us to meet projected demand in future periods. However, because our process enhancements were implemented during the fourth quarter of fiscal 2006, our past production problems may restrict our ability to statisfy customer requirements in the fourth quarter of fiscal 2006 and consequently restrict our revenues during the period. Due to the shift in our revenue base from small-format to large-format products and the high cost of doing business in the retail channel, during the third quarter of fiscal 2006 we ceased sales of N-Charge products through our retail channels. We continue to sell the N-Charge product through our reseller channels with a continued emphasis in the healthcare and education sectors. Revenues from the sales of our small-format products accounted for 24.0% and 36.4% of our total revenue for the three and nine months ended December 31, 2005. Product shipments to resellers that are subject to right of return and monies received for exclusivity of future obligations are recorded on the balance sheet as deferred revenue. We had $406,000 in deferred revenue on our balance sheet at December 31, 2005.

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

Gross Margin (Loss): Gross margin (loss) as a percentage of revenue was (23.9%) for the third quarter of fiscal 2006 as compared to (69.0%) in the third quarter of fiscal 2005. Gross margin (loss) was (35.7%) for the first nine months of fiscal 2006 compared to (42.9%) for the first nine months of fiscal 2005. We maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to facilitate the coverage of our indirect and fixed manufacturing and operating costs. Gross margins were impacted by the ramp-up cost of the Segway Inc. product as well as the manufacturing transition to China. We have successfully transitioned our battery manufacturing and product assembly operations to contract manufacturers in Asia and as well as our manufacturing and product development operations to our WFOE's in Suzhou, China. During the third quarter of fiscal 2006 we experienced issues with our powder production processes that limited our ability to produce a sufficient number of batteries to meet customer demand. Subsequent to the end of the third quarter of fiscal 2006 we implemented a number of process enhancements which we believe have resolved our powder production issues. We believe our current powder production capacity will enable us to meet projected demand in future periods. However, these production issues had a negative impact on gross margins for the third quarter of fiscal 2006 as manufacturing yields have suffered, and can possibly have a negative effect on gross margins during the fourth quarter of fiscal 2006,as well. We expect cost of sales to continue to decrease as a percentage of sales as production volumes increase, manufacturing yields improve and as we fully capitalize on our lower-cost manufacturing strategy.

Operating Expenses

The following table summarizes operating expenses for the three months and nine months ended December 31, 2005 and December 31, 2004:

                                  Three Months Ended December 31,                    Nine Months Ended December 31,
                           ----------------------------------------------    ------------------------------------------------
(dollars in thousands)                             Increase/     %                                     Increase/     %
                            2005        2004       (Decrease)    Change        2005         2004       (Decrease)    Change
                           --------    --------    ----------    --------    ---------    ----------   ----------    --------
Research and product
development                $1,185      $1,962        $ (777)        -40%     $3,961         5,597      $ (1,636)        -29%
Marketing                     420         859          (439)        -51%      1,661         3,146        (1,485)        -47%
General and
administrative              2,554       3,415          (861)        -25%      9,019         9,463          (444)        (5)%
Depreciation and
amortization                  178         154            24          16%        528           713          (185)        -26%
(Gain)/Loss on
disposal of assets             11      (4,172)       (4,183)       -100%       (611)       (4,643)        4,032         87%
Contract settlement
charges, INI                    0         957          (957)       -100%          0           957          (957)       -100%
Contract settlement
charges, other                  0         541          (541)       -100%          0           541          (541)       -100%
Asset impairment
charge                        170           -           170         100%        170            87            83         95%
Total operating
expenses                   $4,518      $3,716          $802          22%    $14,728      $ 15,861      $ (1,133)        (7)%
Percentage of revenues         94%        146%                                  107%          191%

During the third quarter of fiscal 2006, operating expenses were 93.7% of revenue compared to 145.9% of revenue during the same quarter last year. In the first nine months of fiscal 2006, operating expenses were 107% of revenue compared to 191% of revenue in the first nine months of fiscal 2005. The decrease is primarily the result of increased revenue, which increased 89.2% from the third quarter of fiscal 2005, and our focus on expense reductions during the quarter. Excluding a $4.172 million gain from the sale of property, plant, and equipment in the third quarter of fiscal 2005, we reduced operating expenses by $5.3 million or 26.6% for the first nine months of fiscal 2006, as compared with the first nine months of fiscal 2005. Excluding the $4. 172 million gain from the sale of property, plant and equipment that occurred in the third quarter of fiscal 2005, operating expenses decreased by $3.37 million or
42.7 % in the third quarter of 2006 from the third quarter of fiscal 2005.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $2.554 million and $3.415 million for the third fiscal quarters of 2006 and 2005, respectively. General and administrative expenses decreased by $444,000, or (5)%, to $9.019 million in the first nine months of fiscal 2006 from $9.463million in the first nine months of fiscal 2005. Included in fiscal 2005 third quarter's general and administrative expenses was a $4.172 million gain from the sale of property, plant and equipment. Excluding the gains from sale of property, plant and equipment operating expenses decreased by $5.3 million or 26.6% for the first nine months of fiscal 2006 compared to the same period in fiscal 2005. The decrease was largely due to the continued shift of resources to our Asian operations and improved efficiencies in our US support operations.

Gain on Sale of Assets. Gains on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility were $611,000 in the first nine months of fiscal 2006. The majority of the gain in the nine months of fiscal 2005 is related to the sale of our Northern Ireland facility property and equipment completed in April 2005. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China, and was sold for fair value.

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

Contract Settlement Charges: During fiscal 2005, we recorded contract settlement charges totaling $1.456 million relating to the following items:

INI Settlement: Since 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland ("INI") for our former manufacturing facility located in Mallusk, Northern Ireland, totaling (pound)9 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, we and INI entered into a settlement agreement pursuant to which INI agreed to release us of all outstanding claims and other obligations owing to INI in connection with grants previously provided to us. Under the terms of the settlement agreement we agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. In order to fund the (pound)1 million common stock payment, we issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement, we recorded an additional charge of $957,000 during the third quarter of fiscal 2005.

Joint Venture Settlement: On November 17, 2004, we entered into a settlement agreement with Baoding Fengfan Group Limited Liability Company, Ltd. ("Fengfan") and Baoding Fengfan - Valance Battery Company, Ltd. (collectively the "JV Company"). Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. We agreed to make compensation payments to the JV Company and to Fengfan totaling approximately $224,417 and to make equipment purchases from the JV Company of approximately $275,583. To date, we have made compensation payments of $157,092 and completed all of the equipment purchases. The $67,325 final compensation payment was made upon final dissolution of the JV legal entity by Fengfan. We recorded a contract settlement charge of $224,217 in the third quarter of fiscal 2005 for the compensation payments and capitalized equipment purchases as the payments were made.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $1.8 million and $10.4 million remaining on a $20 million funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder, on June 13, 2005. Of the original $20 million funding commitment, $8.6 million was applied to the purchase by Berg & Berg Enterprises, LLC (Berg & Berg), an affiliate of Mr. Berg, of the Company's Series C-2 Convertible Preferred Stock Series C-1 Convertible Preferred Stock in July 2005 and December 2005. These transactions are more fully discussed below. On December 27, 2005 and January 19, 2006, Berg & Berg issued two promissory notes in the amount of $1.0 million and $2.0 million to the Company and Mr. Berg's funding commitment was reduced by equal amounts. The promissory notes bear interest at the annual rate of 8% and mature on March 30, 2006. The outstanding principal amount of these notes may be converted by Berg & Berg into shares of common stock of the Company at any time before the maturity date. The loans convert at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's on February 2, 2006. Mr. Berg's commitment will be reduced by the amount of net proceeds received from any subsequent debt or equity transaction (whether funded by Mr. Berg or a third party).

On July 13, 2005, we secured a $20.0 million loan from a third party finance company, the full amount of which has been drawn down. Under the terms of the loan agreement, which is guaranteed by Mr. Berg, interest is payable monthly and the entire principal balance is payable on July 13, 2010. The loan bears interest per annum at the greater of 6.75% or LIBOR plus 4.0%. In connection with the loan we purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. We utilized $2.5 million of this loan to repay a June 30, 2005 draw from Mr. Berg under his funding commitment.

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

Currently, we do not have capital resources or sufficient sales and gross profit to generate the cash flows required to meet our operating and capital needs for the next 12 months. As a consequence, one of our primary objectives has been to reduce expenses and overhead which limits the resources available for the development and commercialization of our technology. Our limited financial resources could materially affect the ability and the pace at which we are able to commercially exploit our Saphion(R) technology, as well as other factors described under the Section "Cautionary Statements and Risk Factors." Therefore, we depend upon our ability to periodically arrange for additional equity or debt financing to meet its liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund our operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors described under the section titled "Cautionary Statements and Risk Factors," we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

The following table summarizes our statement of cash flows for the nine months ended December 31, 2005 and 2004:


                                                        Nine Months Ended December 31,
                                                      ------------------------------------
(dollars in thousands)                                     2005                2004
                                                      ---------------    -----------------
Net cash flows provided by (used in)
Operating activities                                     $  (27,502)          $  (25,007)
Investing activities                                           (744)               7,328
Financing activities                                         27,352               19,850
Effect of foreign exchange rates                                226                  474
                                                      ---------------    -----------------
Net increase/(decrease) in cash and cash equivalents      $    (668)           $   2,645
                                                      ===============    =================


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

In the first nine months of fiscal 2006, we had a net decrease in net cash from investing activities of $744,000. Cash used in investing activities during the first nine months of fiscal 2006 relates to purchases of equipment for our China manufacturing facilities and enterprise software, partially offset by sales proceeds from the sale of property and equipment from our Northern Ireland facility.

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

In December 2004, FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that an entity measure the cost of equity-based service awards using the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. An entity will initially measure the cost of liability-based service awards using its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. As such, SFAS No. 123R is not effective until the Company's fiscal 2007. The Company is evaluating SFAS 123R and believes that it will likely have a material effect on its financial position and results of operations when adopted.

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

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of:

(Dollars in thousands)                                     December 31, 2005
                                                          ---------------------
1998 long-term debt to Berg & Berg                               $      14,950
2001 long-term debt to Berg & Berg                                      20,000
2005 long-term debt to third-party                                      20,000
Bridge Loan                                                              1,000
Interest on long-term debt                                              14,772
Current portion  of interest on long-term debt                             107
                                                          ---------------------
                                                          ---------------------
Total                                                            $      70,829
                                                          =====================


Repayment obligations of short-term and long-term debt principal as of December 31, 2005 are:
                                                                    Fiscal year

                                -------------------------------------------------------------------------------------
(Dollars in thousands)           2006        2007       2008         2009        2010       Thereafter       Total
                                --------    -------    --------    ---------    --------    ------------    ---------
Principal repayment             1,000                     -         34,950         -          20,000         55,950


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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2005, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

                                                                     Payment Due by Period
                                           --------------------------------------------------------------------------
                                                             Less than                                    More than
Contractual Obligations                       Total          One Year       1-2 Years     3-5 Years        5 Years
----------------------------------------   -------------    ------------    ----------    -----------    ------------
Short and long-term debt obligations          $  70,829        $  1,107      $    -       $   69,722         $     -
Operating lease obligations                       1,592             554           915            123               -
Purchase obligations                              7,611           7,611             -              -               -
Redemption of Convertible Preferred
Stock                                             8,610           8,610             -              -               -
                                           -------------    ------------    ----------    -----------    ------------

Total                                         $  88,642       $  17,882        $  915       $ 69,845         $     -
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

                          RISKS RELATED TO OUR BUSINESS

We need to raise additional debt or equity financing to execute our business plan and maintain our operations.

At December 31, 2005, the Company's principal sources of liquidity were cash and cash equivalents of $1.8 million and $10.4 million remaining on a funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder, on June 13, 2005. Since December 31, 2005, we have drawn down $2.0 million on this funding commitment, leaving $8.4 million. Mr. Berg's funding commitment will be reduced by the amount of net proceeds received from any subsequent debt or equity transaction (whether funded by Mr. Berg or a third party).

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

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $484.7 million as of December 31, 2005. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2006. We may never achieve or sustain sufficient revenues or profitability in the future.

If we continue to experience significant losses we may be unable to maintain sufficient liquidity to provide for our operating needs.

We reported a net loss available to common stockholders of $23.3 million in the nine month period ended December 31, 2005, a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005 and a net loss available to common stockholders of $56.1 million for the fiscal year ended March 31, 2004. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations.

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

                              2006   2007    2008         2009        2010  Thereafter     Total
                                         (dollars in thousands)
Liabilities:
Fixed rate debt           $       -       -      -      20,000           -       -      $  20,000
Variable rate debt        $       -       -      -      14,950           -       -      $  14,950
Variable rate debt        $       -       -      -           -           -   20,000     $  20,000

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

     The term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).

     In our Quarterly Reports on Form 10-Q for the fiscal quarter ended December 31, 2005, previously filed on February 9, 2006, we originally reported that our disclosure controls and procedures were effective as of December 31, 2005. In light of the material weakness discussed below, we have reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2005 and have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2005.

(b)  Material weakness in internal control over financial reporting

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     In conjunction with the preparation of our annual financial statements for fiscal 2006, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control. Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to perform a timely financial close process, adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions. Management determined that this control deficiency constitutes a material weakness.

(c)  Changes in internal controls

     There was no change in our internal controls during the fiscal third quarter 2006 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On February 3, 2006, the Company executed two promissory notes, in the face amounts of $1 million and $2 million, respectively (the "Notes") in favor of Berg & Berg Enterprises, LLC ("Berg & Berg"). The Notes were issued in connection with bridge loans by Berg & Berg on December 27, 2005 and January 19, 2006, respectively, the terms of which were not agreed upon by the parties until February 3, 2006, the date of the Notes. Interest accrues quarterly on the Notes at a compound rate of 8.0% or, if less, the maximum rate allowed by applicable law. The Notes mature on March 30, 2006. At any time prior to maturity, Berg & Berg can convert the outstanding principal amount of the Notes into shares of common stock of the Company at a conversion price equal to 85% of the average closing bid price of the Company's common stock during the five trading days prior to the conversion date, provided that the conversion price can not be lower than $1.90, the closing bid price of the Company's stock on February 2, 2006. The summary of the terms of the promissory notes is qualified in its entirety by the text of the promissory notes, a copy of which are attached to this Form 10-QA as Exhibits 10.1 and 10.2.

On February 3, 2006, the Company appointed Dr. Chuntai Guo, its current Vice President of Business Development for Asia, as its new President of Asia-Pacific Operations, responsible for the day-to-day operation and management of the Company's Asia-Pacific operations, business and affairs. Dr. Guo, 50, has spent the last five years as general manager and chief technology officer at TCL Hyperpower Battery Inc. There are no family relationships between Dr. Guo and any director or executive officer of Valence. Dr. Guo's receives an annual salary of $200,000 US. In connection with his employment, Dr. Guo was granted options to purchase 150,000 shares of Valence common stock with an exercise price of $1.99 per share. The options vest 25% on the first anniversary of his employment with Valence with the remaining 75% to vest quarterly over the three years thereafter. The summary of the terms of Dr. Guo's employment agreement is qualified in its entirety by the text of the agreement, a copy of which is attached to this Form 10-QA as Exhibit 10.3.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.

10.1 (1) Promissory Note, dated February 3, 2006, executed by Valence Technology, Inc. in favor of Berg & Berg Enterprises, LLC

10.2 (1)      Promissory  Note,  dated  February  3, 2006,  executed by Valence
               Technology, Inc. in favor of Berg & Berg Enterprises, LLC

10.3 (1) Employment Agreement between Valence Technology (Suzhou) Co., Ltd. and Mr. Guo Chuntai.

31.1 (1) Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 (1) Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.3 Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1 (1)
               Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)
               Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

Footnote:
--------

(1) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 9, 2006

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: June 28, 2006            By:      /s/ James R. Akridge
                                        -----------------------------------
                                        James R. Akridge
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                               By:      /s/ Thomas F. Mezger
                                        -----------------------------------
                                        Thomas F. Mezger
                                        Chief Financial Officer and Assistant
                                        Secretary (Principal Financial Officer

EXHIBIT INDEX

EXHIBIT NO.

10.1 (1)      Promissory  Note,  dated  February  3, 2006,  executed by Valence
               Technology, Inc. in favor of Berg & Berg Enterprises, LLC same issue on when filed as previously
10.2 (1)
               Promissory Note, dated February 3, 2006, executed by Valence Technology, Inc. in favor of Berg & Berg Enterprises, LLC

10.3 (1) Employment Agreement between Valence Technology (Suzhou) Co., Ltd. and Mr. Guo Chuntai.

31.1 (1) Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 (1) Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.3 Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1 (1) Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1) Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


Footnote:
--------

(1) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 9, 2006

EXHIBIT 31.3

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF
                            VALENCE TECHNOLOGY, INC.

I, James R. Akridge, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Valence Technology, Inc.;

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

Date:  June 28, 2006                      /s/ James R. Akridge
                                          --------------------------------------
                                          James R. Akridge,
                                          Principal Executive Officer

EXHIBIT 31.4

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF
                            VALENCE TECHNOLOGY, INC.

I, Thomas F. Mezger, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Valence Technology, Inc.;

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

Date: June 28, 2006                         /s/ Thomas F. Mezger
                                            ------------------------------------
                                            Thomas F. Mezger,
                                            Principal Financial Officer

EXHIBIT 32.3

                                CERTIFICATION OF
                         PRINCIPAL EXECUTIVE OFFICER OF
                            VALENCE TECHNOLOGY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q/A (the "Form 10-Q/A") for the quarter ended December 31, 2005, of Valence Technology, Inc. (the "Issuer").

          I, James R. Akridge, the Principal Executive Officer of the Issuer, certify that to the best of my knowledge:

               (i)  the Form 10-Q/A  fully  complies  with the  requirements  of
                    Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

               (ii) the   information   contained  in  the  Form  10-Q/A  fairly
                    presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  June 28, 2006                    /s/ James R. Akridge
                                         ---------------------------------------
                                         James R. Akridge

EXHIBIT 32.4

                                CERTIFICATION OF
                         PRINCIPAL FINANCIAL OFFICER OF
                            VALENCE TECHNOLOGY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q/A (the "Form 10-Q/A") for the quarter ended December 31, 2005, of Valence Technology, Inc. (the "Issuer").

     I, Thomas F. Mezger, the Principal Financial Officer of the Issuer, certify that to the best of my knowledge:

               (i)  the Form 10-Q/A  fully  complies  with the  requirements  of
                    Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

               (ii) the   information   contained  in  the  Form  10-Q/A  fairly
                    presents, in all material respects, the financial condition and results of operations of the Issuer.


Dated:  June 28, 2006                     /s/ Thomas F. Mezger
                                          --------------------------------------
                                          Thomas F. Mezger