Form 10-K
period 2006-03-31
VALENCE TECHNOLOGY INC
filed 2006-06-29
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-20028

                            VALENCE TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                   77-0214673
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

     12201 TECHNOLOGY BOULEVARD, SUITE 150
                 AUSTIN, TEXAS                                   78727
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (512) 527-2900

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]     No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]     No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer [ ] Accelerated Filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Registrant's common equity held by non-affiliates was $126,144,231 as of September 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter and based upon the average bid and asked price of the Registrant's Common Stock. This calculation excludes approximately 46,547,687 shares of Common Stock held by directors, officers and holders of 5% or more of Registrant's outstanding Common Stock and such exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares outstanding of the Registrant's Common Stock as of June 2, 2006 was 94,120,271.

                            VALENCE TECHNOLOGY, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR ENDED MARCH 31, 2006

                                      INDEX

                                                                                                             PAGE
         Forward-Looking Statements...............................................................................1

                                                          PART I

Item 1.  Business.................................................................................................1

Item 1A. Risk Factors ............................................................................................8

Item 1B. Unresolved Staff Comments...............................................................................20

Item 2.  Properties..............................................................................................20

Item 3.  Legal Proceedings.......................................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................20

                                                         PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases

         of Equity Securities....................................................................................21

Item 6.  Selected Financial Data.................................................................................22

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation....................23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................33

Item 8.  Financial Statements and Supplementary Data.............................................................34

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................61

Item 9A. Controls and Procedures.................................................................................61

Item 9B. Other Information.......................................................................................63

                                                        PART III

Item 10. Directors and Executive Officers of the Registrant......................................................64

Item 11. Executive Compensation..................................................................................66

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........71

Item 13. Certain Relationships and Related Transactions..........................................................73

Item 14. Principal Accountant Fees and Services..................................................................74

                                                        PART IV

Item 15. Exhibits and Financial Statement Schedules..............................................................75

         Signatures..............................................................................................80



                           FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE," AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY AND SALES OF OUR PRODUCTS AND (E) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS - "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION". WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Valence Technology, Inc. was founded in 1989 and has commercialized the industry's first phosphate-based lithium-ion technology. Our mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of our Saphion(R) battery technology, the experience of our management team and the significant market opportunity available to us.

In February 2002, we unveiled our Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants ("PDAs") due to safety concerns related to its use in large applications. We believe that Saphion(R) technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, we offer our Saphion(R) technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell. We believe offering Saphion(R) technology in multiple constructions will provide us greater flexibility in our response to the needs of the market.

Key product introductions based on our Saphion(R) technology:

     o In February 2002, we launched the N-Charge(TM) Power System into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.

     o In February 2004, we announced the second generation N-Charge(TM) Power System II, currently being sold through our existing sales and distribution channels.

     o In February 2004, we also introduced a prototype of the U-Charge(R) Power System family of large-format products. The U-Charge(R) Power System is in production in our China facilities and is designed to power a variety of motive applications from hybrid and electric vehicles to scooters and wheelchairs, and can also be used in stationary applications.

     o In March 2005, we announced availability of Saphion(R) powered batteries for Segway Inc.'s 2005 products. Our batteries doubled the range of Segway's Human Transporters compared to the nickel metal hydride batteries that were previously used.

     o In May 2005, we launched the industry's first commercially available phosphate-based lithium-ion power cell. Built with our proprietary Saphion(R) technology, this cell offers the high discharge rates required of power cells with the safety features enabled by our phosphate-based cathode material. Our power cell is optimal for use in portable appliances, hybrid and electric vehicles.

     o In January 2006, we announced availability of eight new models of our large-format lithium-ion U-Charge(R) XP Power System batteries which feature built in battery management electronics and power rates of 500 to 1700 continuous watts, depending on the model.

As part of our low-cost manufacturing strategy, we have successfully transitioned our powder manufacturing from Las Vegas, Nevada to Suzhou, China. This transition allows us to capitalize on lower manufacturing costs. Our research and development efforts are focused on the design of new products utilizing our Saphion(R) chemistry, the scale-up of our second generation Saphion(R) technology, the development of different cell constructions to optimize power and size for new applications, as well as developing future materials based on the Saphion(R) technology attributes.

STRATEGY

Our business strategy is focused on a mix of system, cell and licensing sales, and includes a manufacturing plan that leverages internal capabilities and partnerships with contract manufacturers. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and end-users' products by offering safety and performance characteristics previously unavailable to those end-users' products.

Key elements of our strategy include:

     o DEVELOP AND MARKET DIFFERENTIATED BATTERY SOLUTIONS FOR A WIDE ARRAY OF APPLICATIONS THAT LEVERAGE THE TECHNOLOGICAL ADVANTAGES OF OUR SAPHION(R) TECHNOLOGY. Our product development and marketing efforts are focused on large-format battery solutions, such as our U-Charge(R) Power System and K-Charge(R) Power System and other custom battery solutions that require the performance and technological advantages of our Saphion(R) technology. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries and as a substitute for certain applications using lead-acid batteries.

     o EXECUTE ON OUR MANUFACTURING PLAN TO PROVIDE HIGH-QUALITY, COST-COMPETITIVE PRODUCTS. In fiscal 2004 we determined to move our manufacturing from Ireland to China and other low-cost manufacturing centers, using both internal and contract manufacturing capabilities. We have a facility in China, for the manufacture of the base powder used in our Saphion(R) cells and a facility for the manufacture of the large-format battery packs. We also have arrangements with contract manufacturers for cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products which meet the needs of a broad range of customers and applications.

     o IMPLEMENT A PHASED APPROACH TO OUR BUSINESS STRATEGY. Our business strategy has been implemented in three fluid phases, each building on the previous one:

          1. Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our Saphion(R) technology in our patented polymer construction. During this phase, we introduced the N-Charge(TM) Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers.

          2. Second Phase: The second phase of the business strategy is nearly complete. Throughout this phase our cell development has focused on commercializing a cylindrical battery construction, developing a large prismatic cell and introducing a power cell all utilizing our first generation of Saphion(R) material. Additionally, we have focused on completing the development of our second-generation Saphion(R) technology. Our systems development focused on creating energy storage systems for the stationary and motive markets and led to the launch of our U-Charge(R) Power System product family. This family of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to cycle life and weight.

          3. Final Phase: The final phase of our business strategy will entail the commercial production of Saphion(R) technology-based energy solutions for the vehicular, portable appliance, telecommunications and utility industries, with continuing focus on marketing small-format Saphion(R) solutions through our developed sales channels.

We believe our strategy will allow us to expand our market opportunity. Through the sales of products based on our differentiated Saphion(R) technology, and the establishment of Asian operations and partnerships to achieve the lowest possible costs, we believe we are equipped to serve existing lithium-ion technology markets as well as open doors to new market opportunities.

FISCAL 2006 HIGHLIGHTS AND RECENT EVENTS

PRODUCT ACHIEVEMENTS

     o In June 2005, Clean-Tech selected the U-Charge(R) Power System to be the battery solution in their development of electric/fuel-cell hybrid all-terrain vehicles ("ATVs"). The U-Charge(R) Power Systems modular design enabled Clean-Tech to easily integrate them into their current battery platform.

     o In January 2006, we launched a U-Charge(R) Power system and fuel gauge product designed specifically for the electric wheelchair market.

OPERATIONAL ACHIEVEMENTS

     o In May 2005, we announced the industry's first phosphate-based lithium-ion power cell. This cell is based on our Saphion(R) technology and offers a safe upgrade path for portable appliances and hybrid and electric vehicles that are currently using nickel metal hydride and nickel-cadmium technologies.

     o In July 2005, we hired a new President and Chief Executive Officer, James Akridge. Dr. Akridge has over 25 years of experience in the battery industry most recently as Chief Technology Officer at Sion Power Corporation. Previously, Dr. Akridge had worked for Energizer Holdings, Inc. for 20 years and has a Ph. D. in electrochemistry.

     o In September 2005, we hired a Chief Financial Officer, Thomas Mezger. Mr. Mezger has over 20 years experience in accounting, finance and operations both the U.S. and overseas most recently as Controller at Precision Castparts Corp. which was acquired by Cooper Cameron Corp. Previously, Mr. Mezger has worked for both large and small companies including over 18 years at Motorola, Inc.

SAPHION(R) TECHNOLOGY: THE NEXT-GENERATION IN LITHIUM-ION TECHNOLOGY

The driving force behind the introduction of lithium-ion technology to the rechargeable battery industry was consumer demand for high-energy, small battery solutions to power portable electronic devices. Lithium-ion cobalt-oxide technology was developed to meet that demand and represented a significant advancement in battery technology. Today, however, the challenge is to find ways to maintain costs and meet safety and environmental concerns, while increasing energy density. Additionally, as a result of the safety concerns associated with producing traditional lithium-ion cobalt-oxide technology in large-format applications, many markets today remain served by older technologies, such as lead-acid, nickel-cadmium, and nickel metal hydride, which offer low energy density and significant maintenance costs.

Valence believe its Saphion(R) technology, which utilizes an environmentally friendly phosphate-based cathode in place of other less stable and most costly materials, addresses the current challenges facing the rechargeable battery industry and provides us with several competitive advantages. Key attributes of our Saphion(R) technology include:

     o INCREASED SAFETY. Valence believes that its Saphion(R) technology significantly reduces the safety risks associated with oxide-based lithium-ion technologies. The unique chemical properties of phosphates render them incombustible if mishandled during charging or discharging. As a result, we believe Saphion(R) technology is more stable under overcharge or short circuit conditions than existing lithium-ion technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our Saphion(R) technology enables the creation of large, high energy density lithium-ion solutions.

     o PERFORMANCE ADVANTAGES. Valence believes its Saphion(R) technology offers several performance advantages over the competing battery chemistries of lead-acid, nickel-cadmium, nickel metal hydride and traditional lithium-ion technologies, including high rate capability, long cycle life, long shelf life, and lower total cost of ownership.

          o HIGH ENERGY DENSITY. In its large-format application, our Saphion(R) technology exhibits an energy density which exceeds other battery chemistries utilized in this market such as lead-acid, nickel metal hydride and nickel-cadmium.

          o HIGH RATE CAPABILITY. In the power cell construction, our Saphion(R) technology offers an exceptional rate capability with sustained 10 to 15C discharges and low impedance of less than 20m Ohms. These two characteristics result in a cell that provides larger bursts of power while generating less heat than energy cells.

          o INCREASED CYCLE LIFE. Current testing of Saphion(R) technology has yielded cycle life of 2000 cycles at 23(0)C to 70% of the battery's initial capacity, resulting in a longer life span.

          o NO MEMORY EFFECT AND MAINTENANCE-FREE. Saphion(R) technology does not exhibit the "memory effect" of nickel-cadmium and is maintenance-free.

     o LOWER COST. The phosphate material used in our Saphion(R) technology is estimated to be less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As a result, Valence believes that as demand increases for Saphion batteries, resulting in larger production volumes, material costs should decrease. Finally, the lower maintenance costs, long cycle life and long service life associated with Saphion(R) technology lead to a lower total cost of ownership in numerous applications.

     o FLEXIBILITY. Due to the stability of Saphion(R) technology, it can be manufactured to fit small as well as large applications. Small applications include those utilized in the portable device applications, while large applications include high-energy, high power applications such as back-up power systems and vehicles. Additionally, Saphion(R) technology is available in both polymer and cylindrical construction. In the future, Valence plans to offer it in a prismatic construction.

     o ENVIRONMENTAL FRIENDLINESS. Rechargeable batteries that contain nickel metal hydride, nickel-cadmium, lead-acid, or other toxic metals raise environmental concerns. Saphion(R) technology incorporates an environmentally friendly, phosphate-based cathode material that lessons the disposal issues versus other types of batteries.

COMPETITIVE STRENGTHS

Competition in the battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride, liquid lithium-ion and lithium-ion polymer batteries. The industry consists of major domestic and international companies, which have substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. Our primary competitors who have announced availability of either lithium-ion or other competing rechargeable battery products include Sony, Matshushita Industrial Co., Ltd. (Panasonic), SAFT, A123 Sysems, Inc. and E-One Moli Energy among others.

The performance characteristics of lithium-ion batteries, in particular, have consistently improved over time as the market leaders have improved the technology. Other contenders have recently emerged with a primary focus on price competition. In addition, a number of companies are undertaking research in other rechargeable battery technologies, including work on lithium-ion phosphate technology. Nevertheless, Valence is continually evolving our its Saphion technology to meet these and other competitive threats.

Valence believes that it has important technological advantages over competitors in terms of ability to compete in the rechargeable battery market. Valence believes that our Saphion phosphate battery chemistry, construction and manufacturing processes enable Valence to serve a wide range of markets that do not currently use lithium-ion batteries.

Valence is uniquely positioned for growth due to the following:

     o LEADING TECHNOLOGY. Phosphate-based Saphion(R) lithium-ion technology offers many performance advantages over competing battery technologies. Valence believes the safety advantages inherent to Saphion(R) technology enables the design of large-format lithium-ion energy systems. As the first company in the battery industry to commercialize phosphates, Valence believes it has a significant advantage in terms of time to market as well as chemistry and manufacturing expertise.

     o NEW MARKET OPPORTUNITIES. Valence believes that Saphion(R) technology enables the production of high energy density, large-format batteries without the safety concerns presented by oxide-based lithium-ion batteries. Consequently, Saphion(R) technology energy and power systems can be designed in a wide variety of products in markets not served by current lithium-ion technology. Valence intends to expand the market opportunity for lithium-ion by designing our Saphion(R) technology into a wide variety of products for the telecommunications, utility, motive power and vehicular markets.

     o REFINED STRATEGIC FOCUS. We have transitioned to a company capitalizing on the results of Valence research and development by strengthening sales and marketing efforts. Valence is expanding our vision to become an energy solutions company, and plan to enter markets previously not served by lithium-ion solutions.

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


THE U-CHARGE(R) POWER SYSTEM FAMILY

The U-Charge(R) Power System is a family of products based on Saphion(R) technology and designed to be a direct replacement for standard-sized lead-acid batteries. The batteries in this line of 12-volt energy storage systems offer twice the run-time and a third less weight than lead-acid, expanded calendar life, and greater cycle life with full depth of discharge, resulting in significantly lower total costs of ownership. U-Charge(R) Power Systems have been designed for applications such as electric vehicles, wheelchairs, scooters and other motive devices.

SALES AND MARKETING

At June 2, 2006, Valence had a sales and marketing team consisting of 14 persons, headed up by our President of Global Marketing and Sales. Our sales and marketing staff are located in Austin, Texas; Chicago, Illinois; Atlanta, Georgia; Mallusk, Northern Ireland and Shanghai, China.

The N-Charge(TM) Power Systems are marketed and sold to national retailers, distributors and value-added resellers, and directly by our sales force and through our Web site. Sales are generally made by standard purchase order. The U-Charge(R) Power System is customized to a particular customer's application and can require a significant amount of attention and commitment, including potential capital outlays by prospective customers. The client evaluation and approval process is generally between six and twenty-four months. Valence anticipates sales will typically be made through separately negotiated supply agreements rather than standard purchase orders. Our U-Charge(R) Power Systems are expected to be sold in both standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Saphion(R) technology. Valence provides pack level design and engineering services to assist the customer in configuring a product that meets its needs.

Sales of products are typically denominated in United States dollars. Consequently, sales historically have not been subject to currency fluctuation risk.

MANUFACTURING

During fiscal 2004 we closed our Northern Ireland manufacturing facility and now rely on contracts with third-party manufacturers for all of our cell manufacturing requirements. Our base Saphion(R) battery cathode powder is now manufactured in one of our Wholly Foreign Owned Enterprises ("WFOE's") in Suzhou, China. Polymer batteries are manufactured for us by Amperex Technology, Ltd. ("ATL") under a manufacturing contract, cylindrical batteries are manufactured for us by ATL and Tianjin Lishen Battery Joint-Stock Co., Ltd. ("Lishen"). Our products are assembled into complete systems using both contract manufacturers in China and the U.S. or our own assembly facilities in Suzhou, China. We have a multi-year contract with ATL. With these relationships we believe that we will have sufficient capacity to meet or exceed expected demands in fiscal 2007.

RESEARCH AND PRODUCT DEVELOPMENT

We conduct materials research and development at our Las Vegas, Nevada facility and product development at our China facilities. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our battery technology. Our areas of expertise include: chemical engineering; process control; safety; anode, cathode, and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; analytical chemistry; and material science. Our research and development efforts over the past year and ongoing have focused on three areas:

     o CONTINUING DEVELOPMENT OF SAPHION(R) TECHNOLOGY IN MULTIPLE CONSTRUCTIONS. Our first generation Saphion(R) material was successfully scaled in cylindrical construction in fiscal 2004. Throughout fiscal 2005 our development team focused on increasing capacity of the energy cell, offering other constructions such as a large prismatic cell and designing the power cell. In late fiscal 2005 our team implemented a product change which increased the capacity of the energy cell. We have continued to develop a prismatic cell which is targeted for launch in the summer of 2007 and officially launched the industry's first commercially available phosphate-based power cell in May 2005.

     o DEVELOPMENT OF SECOND GENERATION OF SAPHION(R) TECHNOLOGY. We are currently working on the development of an energy cylindrical cell and a power cylindrical cell using our second generation Saphion(R) technology. The potential applications for the energy cell include electric vehicles, motive applications, notebook computers, and consumer electronics. The potential applications for the power cell include consumer appliances, such as power tools and hybrid electric vehicles. The second generation energy cells are expected to ramp over the next few quarters, while the power cells are still under development. The second generation Saphion(R) technology is expected to deliver similar safety attributes with expected greater energy and power density capabilities than our first generation Saphion(R) technology and a cycle life similar to existing lithium-ion technologies.

     o LARGE-FORMAT APPLICATIONS FOR SAPHION(R) TECHNOLOGY. The benefits of Saphion(R) technology have led to interest across a broad spectrum of industries from potential customers for large-format solutions. In large-format applications, Saphion(R) technology provides kilowatts of safe, lithium-ion power that is long-lasting reliable and maintenance-free. It offers excellent cycle life and run-time, and as a result has attracted customers such as EV manufacturers, AEP, Tyco and Graham Field, who are currently evaluating the product.

We intend to continuously improve our technology, and are currently focusing on improving the energy density of our products. We are working to advance these improvements into production. We also are working with new materials to make further improvements to the performance of our products. We believe the safety features of our technology and the ongoing improvements in the performance of our batteries will allow us to maintain our competitive advantage.

CUSTOMERS

Over the last three fiscal years, a limited number of our customers have accounted for a significant portion of our revenues. During fiscal 2006, three customers, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 53%, 12%, and 8%, respectively of our total revenues.. During fiscal 2005, three customers, D&H Distributing Co., Inc., PC Connection, Inc., and Best Buy Co., Inc. accounted for approximately 46% of our revenue. During fiscal 2004, Best Buy Co., Inc. accounted for approximately 30% of our total revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. Currently, we do not have any long-term agreements with any of our customers.

INTELLECTUAL PROPERTY

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

We rely on patent protection for certain designs and products. We hold approximately 146 United States patents, which have expiration dates through 2025 and have about 38 patent applications pending in the United States. We continually prepare new patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

In addition to potential patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures.

REGULATIONS

Before we commercially introduce our batteries into certain markets, we may be required, or may voluntarily determine to obtain approval of our materials and/or products from one or more of the organizations engaged in regulating product safety. These approvals could require significant time and resources from our technical staff, and, if redesign were necessary, could result in a delay in the introduction of our products in those markets.

The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulates the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium-ion polymer batteries. In addition, IATA has adopted special size limitations for applying exemptions to these batteries. Under IATA, our N-Charge(TM) Power System (65) and N-Charge(TM) Power System II are exempt from Class 9 designation for transportation. Our N-Charge(TM) Power System (130), the K-Charge(R) Power System and U-Charge(R) Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. We comply with all safety-packaging requirements worldwide and future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operations of our Las Vegas, Nevada facility. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations. In addition, we currently are regulated by the State Fire Marshall's office and local Fire Departments. Frequent audits or changes in their regulations may cause unforeseen delays and require significant time and resources from our technical staff.

The Clark County Air Pollution Control District has jurisdiction over our Las Vegas, Nevada facility and annual audits and changes in regulations could impact current permits affecting production or time constraints placed upon personnel.

Federal, state and local regulations impose various environmental controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-ion batteries. There are similar national, provincial and local regulations in China. Although we believe that our activities conform to the current environmental regulations, any changes in these regulations may impose costly equipment or other requirements. Our failure to adequately control the discharge of hazardous wastes also may subject us to future liabilities.

EMPLOYEES

At June 2, 2006, we had a total of 37 regular full-time employees in the United States at our Austin, Texas headquarters and our Las Vegas, Nevada research and development facility. We had 23 total employees in the areas of administration, sales, marketing, legal, finance, management information systems, purchasing, quality control, shipping and receiving and environmental, health and safety. We had 14 total employees in the areas of research and development, product development and engineering. At June 2, 2006, our Cayman subsidiary had two regular full-time employees in the areas of engineering and sales located in the United Kingdom. In addition, at June 2, 2006, our China operations, consisting of two Wholly Foreign Owned Enterprises ("WFOE's"), had 300 regular full-time employees, 43 persons working through Foreign Enterprise Services, Co. ("FESCO") and three ex-patriates. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

ITEM 1A.  RISK FACTORS

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

                          RISKS RELATED TO OUR BUSINESS

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

     We have experienced significant operating losses in the current and prior years. At March 31, 2006, our principal sources of liquidity were cash and cash equivalents of $0.6 million and $5.4 million remaining under the $20 million backup equity funding commitment entered into in June 2005 with Mr. Carl Berg, our chairman of the board and principal stockholder. Subsequent to March 31, 2006 we have exhausted the $5.4 million remaining under Mr. Berg's funding commitment through a draw down of $4.5 million and receipt of net proceeds of $1.1 million from the sale of stock under a controlled equity offering agreement with Cantor Fitzgerald. Although Mr. Berg may continue to fund the Company's operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months.As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

WE HAVE ENCOUNTERED PROBLEMS IN OUR PRODUCTION PROCESSES THAT HAVE LIMITED OUR ABILITY AT TIMES TO PRODUCE SUFFICIENT BATTERIES TO MEET THE DEMANDS OUR CUSTOMERS. IF THESE ISSUES RECUR AND WE ARE UNABLE TO TIMELY RESOLVE THESE PROBLEMS, OUR INABILITY TO PRODUCE BATTERIES WILL HAVE A MATERIAL ADVERSE IMPACT ON OUR ABILITY TO GROW REVENUES AND MAINTAIN OUR CUSTOMER BASE.

During the third and fourth quarter of fiscal 2006 we experienced problems in our production processes that limited our ability to produce a sufficient number of batteries to meet the demands of our customers. These production issues have had a negative impact on gross margins for the third and fourth quarters of fiscal 2006 as manufacturing yields have suffered. Any inability to timely produce batteries may have a material adverse impact on our ability to grow revenues and maintain our customer base.

OUR LIMITED FINANCIAL RESOURCES COULD MATERIALLY AFFECT OUR BUSINESS, OUR ABILITY TO COMMERCIALLY EXPLOIT OUR TECHNOLOGY AND OUR ABILITY TO RESPOND TO UNANTICIPATED DEVELOPMENT, AND COULD PLACE US AT A DISADVANTAGE TO OUR COMPETITORS.

Currently, we do not have sufficient capital resources, sales and gross profit to generate the cash flows required to meet our operating and capital needs. As a consequence, one of our primary objectives has been to reduce expenses and overhead, thus limiting the resources available to the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which, we are able to commercially exploit our Saphion(R) technology. For example, it could:

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

     o limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

     o place us at a disadvantage to our competitors that have greater financial resources than we have.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $494.2 million as of March 31, 2006. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2007. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006, a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005 and a net loss available to common stockholders of $56.1 million for the fiscal year ended March 31, 2004. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2006, we had approximately $72.7 million of total consolidated indebtedness. Included in this amount are $39.2 million of loans outstanding to an affiliate, $15.6 million of accumulated interest associated with those loans and $17.9 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

     o limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

     o require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

     o make us more vulnerable to failure to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events, limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

     o place us at a disadvantage to our competitors that have relatively less debt than we have.

ALL OF OUR ASSETS ARE PLEDGED AS COLLATERAL UNDER OUR LOAN AGREEMENTS. OUR FAILURE TO MEET THE OBLIGATIONS UNDER OUR LOAN AGREEMENTS COULD RESULT IN FORECLOSURE OF OUR ASSETS.

All of our assets are pledged as collateral under various loan agreements with Mr. Berg or related entities. If we fail to meet our obligations pursuant to these loan agreements, these lenders may declare all amounts borrowed from them to be due and payable together with accrued and unpaid interest. If this were to occur, we would not have the financial resources to repay our debt and these lenders could proceed against our assets.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUES, AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED IF WE WERE TO LOSE THE BUSINESS OF ANY ONE OF THEM.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2006, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 53%, 12%, and 8%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF OUR SAPHION(R) TECHNOLOGY BATTERIES ARE NOT COMMERCIALLY ACCEPTED.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. Technical issues may arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we, or our customers, are unable to gain any significant market acceptance for Saphion(R) technology-based batteries, our business will be adversely affected. It is too early to determine if Saphion(R) technology-based batteries will achieve significant market acceptance.

IF WE ARE UNABLE TO DEVELOP, MANUFACTURE AND MARKET PRODUCTS THAT GAIN WIDE CUSTOMER ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

The process of developing our products is complex and failure to anticipate our customers' changing needs and to develop products that receive widespread customer acceptance could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

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

To be successful, we must cost-effectively manufacture commercial quantities of our technologically complex batteries that meet our customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly foreign owned enterprises in China. We currently manufacture our batteries and assemble our products in China. We are dependent on the performance of our manufacturing partners, as well as our own manufacturing operations to manufacture and deliver our products to our customers. We are currently experiencing production process issues which have limited our ability to produce a sufficient number of batteries to meet current demand. If we fail to correct these issues in a manner that allows us to meet customer demand, or if any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and adversely impact our ability to attract future customers.

IN ADDITION TO BEING USED IN OUR OWN PRODUCT LINES, OUR BATTERY CELLS ARE INTENDED TO BE INCORPORATED INTO OTHER PRODUCTS. IF WE DO NOT FORM EFFECTIVE ARRANGEMENTS WITH OEMS TO COMMERCIALIZE THESE PRODUCTS, OUR PROFITABILITY COULD BE IMPAIRED.

Our business strategy contemplates that we will be required to rely on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies' requirements by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized power system and the commencement of volume shipments of the power systems to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our product by OEMs. If we are unable to design, develop, and introduce products that meet OEMs' requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or pack assemblers to successfully commercialize our products, which could impair our profitability.

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

THE FACT THAT WE DEPEND ON A SOLE SOURCE SUPPLIER OR A LIMITED NUMBER OF SUPPLIERS FOR KEY RAW MATERIALS MAY DELAY OUR PRODUCTION OF BATTERIES.

We depend on a sole source supplier or a limited number of suppliers for certain key raw materials used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

WE HAVE FOUR KEY EXECUTIVES, THE LOSS OF ANY OF WHICH COULD HARM OUR BUSINESS.

Without qualified executives, we face the risk that we will not be able to effectively run our business on a day-to-day basis or execute our long-term business plan. We do not have key man life insurance policies with respect to any of our key members of management.

OUR ONGOING MANUFACTURING AND DEVELOPMENT OPERATIONS IN CHINA ARE COMPLEX AND HAVING THESE REMOTE OPERATIONS MAY DIVERT MANAGEMENT'S ATTENTION, LEAD TO DISRUPTIONS IN OPERATIONS AND DELAY IMPLEMENTATION OF OUR BUSINESS STRATEGY.

We have relocated most of our manufacturing and development operations to China. We may not be able to find or retain suitable employees in China and we may have to train personnel to perform necessary functions for our manufacturing, senior management and development operations. This may divert management's attention, lead to disruptions in operations and delay implementation of our business strategy, all of which could negatively impact our profitability.

WE EXPECT TO SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO AND DERIVE A SIGNIFICANT PORTION OF OUR LICENSING REVENUES FROM CUSTOMERS LOCATED OUTSIDE THE UNITED STATES. FOREIGN GOVERNMENT REGULATIONS, CURRENCY FLUCTUATIONS AND INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS AND LICENSES UNAFFORDABLE IN FOREIGN MARKETS, WHICH WOULD REDUCE OUR FUTURE PROFITABILITY.

We expect that international sales of our product and licenses, as well as licensing royalties, represent a significant portion of our sales potential. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

     o changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries, technology, or the transport of lithium or phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

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

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan, and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt manufacturing of our batteries and products at our OEM facilities or our own facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing in the overall economy, such as the telecommunications, industrial, and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

Patent applications in the United States are maintained in secrecy until the patents are issued or are published. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are currently engaged in one intellectual property proceeding which alleges the Company's SAPHION(R) I cathode material infringes two patents owned by the University of Texas. While the Company believes it has strong defenses to such allegations, an adverse decision could force us to do one or more of the following:

     o stop selling, incorporating, or using our products that use the SAPHION(R) I cathode material challenged intellectual property;

     o    pay damages for the use of SAPHION(R) I cathode material;

     o obtain a license to sell or use the SAPHION(R) I cathode material, which license may not be available on reasonable terms, or at all; or

     o redesign those products or manufacturing processes that use the SAPHION(R) I cathode material, which may not be economically or technologically feasible.

We may become involved in more litigation and proceedings in the future. In the future we may be subject to claims or an inquiry regarding our alleged unauthorized use of a third party's intellectual property. An adverse outcome in such future litigation could result in similar risks as noted above with respect to the third party's intellectual property. Whether or not an intellectual property litigation claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could be expensive and harm our business.

IN THE PAST, WE HAVE SOLD OXIDE-BASED BATTERIES CONTAINING POTENTIALLY DANGEROUS MATERIALS, WHICH COULD EXPOSE US TO PRODUCT LIABILITY CLAIMS.

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

                  RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

SINCE OUR PRODUCTS ARE MANUFACTURED IN CHINA AND WE HAVE TRANSFERRED ADDITIONAL OPERATIONS TO CHINA, WE FACE RISKS IF CHINA LOSES NORMAL TRADE RELATIONS STATUS WITH THE UNITED STATES.

We manufacture and export our products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the United States Senate voted to permanently normalize trade with China, which provides a favorable category of United States import duties. In addition, on December 11, 2001, China was accepted into the World Trade Organization ("WTO"), a global international organization that regulates international trade. As a result of opposition to certain policies of the Chinese government and China's growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations ("NTR") status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could have an adverse affect on our business.

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

THE GOVERNMENT OF CHINA CONTINUES TO EXERCISE SUBSTANTIAL CONTROL OVER THE CHINESE ECONOMY WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China's continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual enterprises. However, the economy continues to be subject to significant government controls, which, if directed towards our business activities, could have a significant adverse impact on us. For example, if the government were to limit the number of foreign personnel who could work in the country, substantially increase taxes on foreign businesses or impose any number of other possible types of limitations on our operations, the impact would be significant.

CHANGES IN CHINA'S POLITICAL AND ECONOMIC POLICIES COULD HARM OUR BUSINESS.

The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development ("OECD"). These differences include:

     o    economic structure,

     o    level of government involvement in the economy,

     o    level of development

     o    level of capital reinvestment,

     o    control of foreign exchange

     o    methods of allocating resources, and

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

The business structure of China is, in some respects, different from the business culture in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in China and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in China are very significant in the business culture. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in China may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in China may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in China may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in China may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in China may be more difficult to review and understand. Also, despite legal developments in China over the past 20 years, adequate laws, comparable with Western standards, do not exist in all areas and it is unclear how many of our business arrangements would be interpreted or enforced by a court in China.

OUR OPERATIONS COULD BE MATERIALLY INTERRUPTED, AND WE MAY SUFFER A LARGE AMOUNT OF LOSS, IN THE CASE OF FIRE, CASUALTY OR THEFT AT ONE OF OUR MANUFACTURING OR OTHER FACILITIES.

Firefighting and disaster relief or assistance in China is substandard by Western standards. Consistent with common practice in China for companies of our size and/or the size of our business partners in China, neither we nor they, to our knowledge, maintain fire, casualty, theft insurance or business interruption insurance. In the event of any material damage to, or loss of, the manufacturing plants where our products are or will be produced due to fire, casualty, theft, severe weather, flood or other similar causes, we would be forced to replace any assets lost in those disaster without the benefit of insurance. Thus our financial position could be materially compromised or we might have to cease doing business. Also, consistent with customary business practices among enterprises in China, we do not carry business interruption insurance.

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

IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO RECOVER VALUE-ADDED TAXES IMPOSED BY THE CHINESE TAXING AUTHORITY.

China's turnover tax system consists of value-added tax ("VAT"), consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs VAT on purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. However, due to a reduction in the VAT export refund rate of some goods, exporters might bear part of the VAT they incurred in conjunction with the exported goods. In 2003, changes to the Chinese value-added tax system were announced affecting the recoverability of input VAT beginning January 1, 2004. Our VAT expense will depend on the reaction of both our suppliers and customers. Continued efforts by the Chinese government to increase tax revenues could result in revisions to tax laws or their interpretation, which could increase our VAT and various tax liabilities.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME ("SARS"), AVIAN FLU, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

A renewed outbreak of SARS, avian flu, or another widespread public health problem in China, where we have moved our manufacturing operations and may move additional operations, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

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

OUR PRODUCTION AND SHIPPING CAPABILITIES COULD BE ADVERSELY AFFECTED BY ONGOING TENSIONS BETWEEN THE CHINESE AND TAIWANESE GOVERNMENTS.

Key components of our products are manufactured in China and assembled in Taiwan into end products or systems. In the event that Taiwan does not adopt a plan for unifying with China, the Chinese government has threatened military action against Taiwan. As of yet, Taiwan has not indicated that it intends to propose and adopt a reunification plan. If an invasion by China were to occur, the ability of our manufacturing and assembly partners could be adversely affected, potentially limiting our production capabilities. An invasion could also lead to sanctions or military action by the United States and/or European countries which could further adversely affect our business.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

IF COMPETING TECHNOLOGIES THAT OUTPERFORM OUR BATTERIES WERE DEVELOPED AND SUCCESSFULLY INTRODUCED, THEN OUR PRODUCTS MIGHT NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR TARGETED MARKET SEGMENTS.

Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Other companies who are seeking to enhance traditional battery technologies, such as lead-acid and nickel-cadmium, have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems, and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

We have invested in research and development of next-generation technology in energy solutions. If we are not successful in developing and commercially exploiting new energy solutions based on new materials, or we experience delays in the development and exploitations of new energy solutions, compared to our competitors, our future growth and revenues will be adversely affected.

OUR PRINCIPAL COMPETITORS HAVE GREATER FINANCIAL AND MARKETING RESOURCES THAN WE DO AND THEY MAY THEREFORE DEVELOP BATTERIES SIMILAR OR SUPERIOR TO OURS OR OTHERWISE COMPETE MORE SUCCESSFULLY THAN WE DO.

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-SLI lead-acid batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT E-One Moli Energy, as well as numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

LAWS REGULATING THE MANUFACTURE OR TRANSPORTATION OF BATTERIES MAY BE ENACTED WHICH COULD RESULT IN A DELAY IN THE PRODUCTION OF OUR BATTERIES OR THE IMPOSITION OF ADDITIONAL COSTS THAT COULD HARM OUR ABILITY TO BE PROFITABLE.

At the present time, international, federal, state or local laws do not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association ("IATA"), our N-Charge(TM) Power System (Model VNC-65) and N-Charge(TM) Power System II are exempt from a Class 9 designation for transportation, while our N-Charge(TM) Power System (Model VNC-130), our K-Charge(R) Power System and U-Charge(R) Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation ("DOT") Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of June 2, 2006, our officers, directors and their affiliates as a group beneficially owned approximately 47.5% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 44.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

     o vote for the election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or

     o oppose or support significant corporate transactions when these transactions further their interest as incumbent officers or directors, even if these interests diverge from their interests as stockholders per se and thus from the interests of other stockholders.

SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY MAKE TAKEOVER ATTEMPTS DIFFICULT, WHICH COULD DEPRESS THE PRICE OF OUR STOCK AND LIMIT THE PRICE THAT POTENTIAL ACQUIRERS MAY BE WILLING TO PAY FOR OUR COMMON STOCK.

Our board of directors has the authority, without any action by the outside stockholders, to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution, and other rights as compared to those of our common stock. The rights of the holders of our capital stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price, may decrease the market price and may infringe upon the voting and other rights of the holders of our common stock.

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On June 2, 2006, the closing price of our common stock was $2.03. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN A LOSS OF YOUR INVESTMENT.

The market price of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

     o    fluctuation in our operating results,

     o announcements of technological innovations or new commercial products by us or our competitors,

     o    failure to achieve operating results projected by securities analysts,

     o governmental regulation, o developments in our patent or other proprietary rights or our competitors' developments,

     o    our relationships with current or future collaborative partners, and

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 89,883,539 shares of common stock as of March 31, 2006. In addition, at March 31, 2006, we had 15,630,389 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,176,767 and 1,452,703 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively).

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. There is no assurance that these efforts will be completed on a timely and successful basis. Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse impact in investor perceptions and a decline in the market price of our stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located in a leased facility in Austin, Texas. We also have a leased research and development facility in Las Vegas, Nevada. Our two Wholly-Owned Foreign Entities in China lease three separate facilities, a 35,000 square meter powder manufacturing facility in Suzhou, China, a 58,000 square meter product assembly facility in Suzhou, China and a 7,500 square meter product development facility in Shanghai, China.

ITEM 3.  LEGAL PROCEEDINGS

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion(R) Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec's complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. Our management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as all of its available legal remedies.

We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "VLNC". The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by published financial sources:

         FISCAL 2005:                                                                HIGH           LOW
                                                                                -------------  ------------
           Quarter ended June 30, 2004                                                $4.86         $3.06
           Quarter ended September 30, 2004                                           $3.69         $2.51
           Quarter ended December 31, 2004                                            $3.90         $3.11
           Quarter ended March 31, 2005                                               $3.30         $2.72

         FISCAL 2006:
           Quarter ended June 30, 2005                                                $3.35         $1.96
           Quarter ended September 30, 2005                                           $3.22         $2.42
           Quarter ended December 31, 2005                                            $2.78         $1.38
           Quarter ended March 31, 2006                                               $2.85         $1.45
         FISCAL 2007:
           Quarter ended June 30, 2006 (through June 2, 2006)                         $2.78         $1.90


On June 2, 2006, the last reported sale price of our common shares of the Nasdaq SmallCap Market was $2.03 per share. On that date, we had 94,120,271 shares of common stock outstanding held of record.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

The following table includes, as of March 31, 2006, information regarding common stock authorized for issuance under our equity compensation plans:


                              NUMBER OF SECURITIES TO BE                                               NUMBER OF SECURITIES
                               ISSUED UPON EXERCISE OF            WEIGHTED-AVERAGE EXERCISE           REMAINING AVAILABLE FOR
                                OUTSTANDING OPTIONS,            PRICE OF OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER EQUITY
         PLAN CATEGORY          WARRANTS AND RIGHTS                  WARRANTS AND RIGHTS                COMPENSATION PLANS
-------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                  6,120,275                      $4.82                             2,434,682
  approved by security holders
  Equity compensation plans
  not approved by security
  holders (1)                                2,925,000                      $5.27                                     -
                               -------------------------------                                 --------------------------------
  Total                                      9,045,275                      $4.97                             2,434,682
                               ===============================                                 ================================

(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 per share. Mr. Godevais' employment with the Company terminated on July 13, 2005. All of the options granted to him are vested and will expire on September 30, 2006. Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment offer letter. The exercise price of his options is $7.18 per share. Mr.
     Lamoreux's employment with the Company terminated on September 5, 2005. All of the options granted to him are vested and will expire on July 12, 2006.
     Options to purchase 200,000 shares were granted to Terry Standefer in August 2001 pursuant to his employment offer letter. The exercise price of his options is $5.15 per share. Mr. Standefer's employment terminated on April 18, 2006. All of the options granted to him are vested and will expire on July 18, 2006. Options to purchase 1,000,000 shares were granted to Jim Akridge in July 2005 pursuant to his employment agreement. The exercise price of his options is $2.99 and they vest as follows: 100,000 shares vested immediately, 225,000 shares on the first anniversary date of his employment and the remaining 675,000 shares quarterly over the remaining three years.


RECENT SALES OF UNREGISTERED SECURITIES

None, except as has been previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

This section presents selected historical financial data of Valence Technology, Inc. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. We derived the statement of operations data for the years ended March 31, 2004, 2005 and 2006 and balance sheet data as of March 31, 2005 and 2006 from the audited consolidated financial statements in this report. We derived the statement of operations data for the years ended March 31, 2002 and 2003 and the balance sheet data as of March 31, 2002, 2003 and 2004 from audited financial statements that are not included in this report.

                                                                             Year Ended March 31,
                                                  ------------     ------------    -----------      -----------     -------------
                                                    2002             2003            2004            2005             2006
                                                  ------------     ------------    -----------      -----------     -------------
                                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Revenue:
     Battery and system sales                  $       1,671    $       2,432   $       8,483     $     10,274    $      16,490
     Licensing and royalty revenue                     3,203              125             963              391              724
                                                  ------------     ------------    -----------      -----------     -------------
   Total revenues                                      4,874            2,557           9,446           10,665           17,214
   Cost of sales                                       8,649           10,996          15,923           16,341           25,454
   Gross margin loss                                  (3,775)          (8,439)         (6,477)          (5,676)          (8,240)
   Operating expenses:
     Research and product development                  9,681            9,293           8,638            7,682            5,112
     Marketing                                         1,957            3,210           4,880            4,292            2,163
     General and administrative                       11,971           10,140          11,416           12,933           11,794
     Depreciation and amortization                     7,927            2,790           2,109              884              722
     (Gain)/loss on disposal of assets                   147              (20)            (21)          (5,257)            (445)
     Asset impairment charge                          31,884              258          13,660               87              170
     Restructuring charge                                  -                -             926                -                -
     Contract settlement charge, INI                       -                -           3,046              957                -
     Contract settlement charge, other                     -                -               -              499             (108)
   Total operating expenses                           63,567           25,671          44,654           22,077           19,408
                                                  ------------     ------------    -----------      -----------     -------------
   Operating loss                                    (67,342)         (34,110)        (51,131)         (27,753)         (27,648)
                                                  ------------     ------------    -----------      -----------     -------------
   Minority interest in joint venture                      -                -              69                -                -
   Cost of warrants                                        -                -            (181)               -                -
   Interest and other income                           2,049              381             345              585              475
   Interest expense                                   (4,327)          (4,172)         (4,059)          (4,262)          (5,551)
                                                  ------------     ------------    -----------      -----------     -------------
   Net loss                                          (69,620)         (37,901)        (54,957)         (31,430)         (32,724)
   Dividends on preferred stock                            -                -             162              171              172
   Preferred stock accretion                               -                -             940              578               28
                                                  ------------     ------------    -----------      -----------     -------------
   Net loss available to common stockholders    $    (69,620)    $    (37,901)   $    (56,059)    $    (32,179)    $    (32,924)
                                                  ============     ============    ===========      ===========     =============
   Net loss per share available to common
   stockholders                                 $      (1.53)    $      (0.65)   $      (0.77)    $      (0.40)    $      (0.37)
                                                  ============     ============    ===========      ===========     =============
   Shares used in computing net loss per
   share available to common stockholders,
   basic and diluted                                  45,504           58,423          73,104           81,108           89,298
                                                  ============     ============    ===========      ===========     =============




                                                                                  March 31,
                                                  ------------     ------------    -----------      -----------     -------------
                                                    2002             2003            2004            2005             2006
                                                  ------------     ------------    -----------      -----------     -------------
                                                                                (in thousands)
BALANCE SHEET DATA:
   Cash and cash equivalents                       $     623      $     6,616     $     2,692      $     2,500        $     612
   Working capital (deficit)                          (2,696)           4,023          (4,847)          (1,651)          (4,250)
   Total assets                                       30,531           36,154          21,056           10,231           11,632
   Long-term debt, principal                          34,639           38,865          39,407           34,656           51,112
   Redeemable convertible preferred stock                  -                -           8,032            8,582            8,610
   Accumulated deficit                              (336,703)        (374,604)       (429,724)        (461,328)        (494,224)
   Total stockholders' deficit                       (15,863)         (17,518)        (56,794)         (54,642)         (76,212)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT AND SECTION 27A OF THE SECURITIES ACT. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE," AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FILING AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC. (THE "COMPANY," "VALENCE," "WE," OR "US"), OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS
(A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES, (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY AND SALES OF OUR PRODUCTS AND, (E) OUR BUSINESS AND GROWTH STRATEGIES. OUR STOCKHOLDERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

OVERVIEW

We have commercialized the first phosphate-based lithium-ion technology and have brought to market our initial products utilizing this technology. Our mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of our latest battery technology, Saphion(R), the experience of our management team and the significant market opportunity available to us. The introduction of lithium-ion technology to the market was the result of consumer demand for high-energy, small battery solutions to power portable electronic devices. The battery industry, consequently, focused on high-energy solutions at the expense of safety. Additionally, due to safety concerns, lithium-ion technology has been limited in adoption to small-format applications, such as notebook computers, cell phones, and personal digital assistant devices. Our Saphion(R) technology, a phosphate-based cathode material, addresses the need for a safe lithium-ion solution, especially in large-format applications.

Our business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through our newly-formed Wholly Foreign Owned Enterprises ("WFOE's") in China. These WFOE's initiated operations in late fiscal 2005. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and end-users' products in both the large-format and small-format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through licensing of our intellectual property related to our battery chemistries and manufacturing processes.

To date, Valence has achieved the following successes implementing our business plan:

     o    Proven the feasibility of our technology;

     o Launched new Saphion(R) technology-based products, including our N-Charge(TM) Power System family and introduced our U-Charge(R) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

     o Established relationships with top-tier customers across many of the target markets for our products, while continuing to build our brand awareness in multiple channel;

     o Closed and sold our high-cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low-cost, quality production;

     o Announced a joint technology development program with Segway Inc. to develop long-range battery packs using our Saphion(R) technology for Segway's human transporter product. Production of the Segway battery packs began in March 2005 and they are currently available through Segway's distribution channel;

     o Established three China facilities to serve as our powder production, research and development, and assembly facilities; and

     o Launched a phosphate-based lithium-ion power cell. Batteries designed with power cells can be discharged and charged more quickly than batteries designed with energy cells. This makes them ideal for applications that require powerful bursts rather than slow discharges of energy, such as portable appliances and future generations of hybrid and electric vehicles. Our new Saphion(R) power cell offers significant cycling, weight and longevity benefits over nickel metal hydride (NiMH) and nickel-cadmium (NiCad) battery technologies.

In fiscal 2006 we were able to achieve several important goals in support of our business strategy. Total revenue grew by 61% as compared to the prior year to $17.2 million with battery and system sales growing 60%. We achieved improvement of our negative gross margin and expanded our development and channel launch of Saphion(R)-based products. We continued our efforts to transition our manufacturing and other operations to China through the establishment and commencement of initial operations of two wholly-owned subsidiaries in Suzhou, China.

Our business headquarters is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development centers are in Suzhou and Shanghai, China.

BASIS OF PRESENTATION, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, exit costs, contract settlement charges, and joint venture dissolution. Our accounting policies are described in the Notes to Consolidated Financial Statements, Note 3, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates.

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

EXIT COSTS

We incurred exit costs associated with the closure of our Northern Ireland manufacturing facility. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recognize liabilities for costs associated with exit or disposal activities at fair value in the period during which the liability is incurred. We estimate the liabilities related to exit or disposal activities including lease termination costs, compensation of terminated employees, inventory obsolescence, costs to prepare assets for disposal or sale, and other expenses based upon our analysis of individual transaction circumstances, agreements and commitments. Some agreements may be revised, or actual results may be different from costs reasonably estimated at the incurrence of the liability. In these cases, additional costs or reduced costs are recorded in the period incurred, and differences are disclosed in the footnotes to consolidated financial statements. Costs associated with exit or disposal activities are included in restructuring charges.

CONTRACT SETTLEMENT CHARGE

Since 1994, pursuant to a letter of offer, we received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland ("INI"), for our former manufacturing facility in Mallusk, Northern Ireland, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building, and equipment. On December 21, 2004, we entered into a settlement agreement with INI pursuant to which INI agreed to release us of all outstanding claims and other obligations owing to INI in connection with grants previously provided. Under the terms of the settlement agreement we agreed to pay INI (pound)3.0 million consisting of a (pound)2.0 million payment in cash and a (pound)1.0 million payment in common stock. In order to fund the (pound)1.0 million common stock payment we issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement we recorded an additional charge of $957,000 during the third quarter of fiscal 2005. See Notes to Consolidated Financial Statements, Note 12, Settlement Agreement.

JOINT VENTURE

On July 9, 2003, Baoding Fengfan - Valence Battery Company, a joint venture between us and Fengfan Group, Ltd., or "Fengfan", was formed as a corporation in China. The purpose of the joint venture was to provide low-cost manufacturing of our Saphion(R) lithium-ion batteries. Under the terms of the joint venture agreement, we were to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of our 51% ownership of the joint venture, right to name the majority of the joint venture's Board of Directors and right to name the Chief Executive Officer as of March 31, 2004, our consolidated financial statements included the consolidation of the balance sheet, results of operations and cash flows of the joint venture. However, during the first quarter of fiscal 2005, a dispute arose between us and our joint venture partner, resulting in a loss of control over the joint venture and our initiation of an action to enforce our rights under the joint venture agreement and, commencing with that quarter we accounted for our investment in the joint venture under the cost method with no further recognition of assets, liabilities, operating results, and cash flows.

On November 17, 2004, we entered into a settlement agreement, or the "JV Settlement Agreement", with Baoding Fengfan Group Limited Liability Company, Ltd., or "Fengfan", and Baoding Fengfan - Valence Battery Company, Ltd., or the "JV Company". Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. We agreed to make compensation payments to the JV Company and to Fengfan totaling $224,417 and to make equipment purchases from the JV Company totaling $275,583. To date, we have made compensation payments of $157,092 and completed all of the equipment purchases. The $67,325 final compensation payment was made upon final dissolution of the JV legal entity by Fengfan. We recorded a contract settlement charge of $224,217 in the third quarter of fiscal 2005 for the compensation payments and capitalized equipment purchases as the payments were made. During 2006, we realized a credit of $108,075 related to the final dissolution of the Joint Venture.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2006 (FISCAL 2006), MARCH 31, 2005 (FISCAL 2005) AND MARCH 31, 2004 (FISCAL 2004)

The following table summarizes the results of our operations for the past three fiscal years:

                                                                                  Year Ended
                                               -----------------------------------------------------------------------------------
                                                                      %                                %
                                               March 31, 2006       Change      March 31, 2005      Change       March 31, 2004
                                               -----------------------------------------------------------------------------------
                                                                            (dollars in thousands)

Battery and system sales                        $     16,490               60 %  $     10,274               21 %    $     8,483
Licensing and royalty revenue                            724               85 %           391              (59)%            963
                                                ---------------       ----------   -------------     -------------   -------------
   Total revenues                                     17,214               61 %        10,665               13 %          9,446
                                                ---------------       ----------   -------------     -------------   -------------
Gross margin loss                                     (8,240)             (45)%        (5,676)              12 %         (6,477)
  % of total revenue                                     (48)%                            (53)%                             (69)%

Other operating expenses                              19,791              (23)%        25,791               (5)%         27,043
  % of total revenue                                     115%                             242%                              286%
Gain on disposal of assets                              (445)             (91)%        (5,257)          24,934%             (21)
  % of total revenue                                       3%                              49%                                0%
 Impairment, restructuring, contract
  settlement charges                                      62              (96)%         1,543              (91)%         17,632
  % of total revenue                                       0%                              14%                              187%
                                                ---------------       ----------   -------------     -------------   -------------
Total operating expenses                              19,408              (12)%        22,077              (51)%         44,654
                                                ---------------       ----------   -------------     -------------   -------------
  % of total revenue                                     113%                             207%                              473%
Operating loss                                       (27,648)               0%        (27,753)             (46)%        (51,131)
  % of total revenue                                    (161)%                           (260)%                            (541)%
                                                ---------------       ----------   -------------     -------------   -------------
Net loss                                        $    (32,724)               4%   $    (31,430)             (44)%   $    (56,059)
                                                ===============       ==========   =============     =============   =============
  % of total revenue                                    (190)%                           (295)%                            (593)%



REVENUES AND GROSS MARGIN
-------------------------

BATTERY AND SYSTEM SALES: Battery and systems sales totaled $16.5 million for the year ended March 31, 2006, as compared to $10.3 million for the year ended March 31, 2005, and $8.5 million for the year ended March 31, 2004. The increase in revenues in fiscal 2006 compared to fiscal 2005 was primarily attributable to sales of the Segway Inc. battery pack and other U-Charge products. We achieved the largest growth in fiscal 2005 sales in education channels, accounting for almost $2 million of our total product sales. Product shipments to resellers that are subject to right of return or monies received for exclusivity or future obligations are recorded on the balance sheet as deferred revenue. We had $0.5 million in deferred revenue on our balance sheet at March 31, 2006 as compared to $1.2 million on March 31, 2005. We expect sales of the N-Charge(TM) Power System to continue to grow moderately in fiscal 2007. We launched our large-format products in late 2004 with the K-Charge system and U-Charge family during fiscal 2005. In fiscal 2006, we launched our long range battery pack for use in Segway Inc. human transporter as well as further expansions of our U-Charge family of products. Segway accounted for 53% of our total product sales in 2006.

LICENSING AND ROYALTY REVENUE: For fiscal years 2004 through 2006, license and royalty revenue was primarily derived from license fees and royalty payments, relating to our battery construction, from Amperex Technology Limited ("ATL") including a one-time license fee payment of $0.5 million in fiscal 2004 and on-going royalty payments as sales are made by ATL using our technology. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

GROSS MARGIN LOSS: Gross margin loss as a percentage of revenue was (48%) for the year ended March 31, 2006 as compared to a gross margin loss of (53%) for the fiscal year ended March 31, 2005 and a gross margin loss of (69%) for the year ended March 31, 2004. Although our gross margin loss has improved, we maintained a negative gross margin on our sales in all periods because of insufficient production and sales volumes to cover our indirect and fixed manufacturing operating costs. Fiscal years 2006 and 2005 margin improvements were offset by inventory valuation adjustments of $5.3 million and $1.2 million as of March 31, 2006 and 2005, related to valuation of our work in process cell inventory and lower of cost or market tests for our early launch and U.S.-sourced large-format products. We have successfully transitioned our battery manufacturing and N-Charge(TM) product assembly operations to contract manufacturers in Asia. As of April 2005, we completed the transition of our powder manufacturing to our WFOE's in Suzhou, China. We also transitioned our additional manufacturing pack assembly operations to our facilities in Suzhou, China in fiscal 2006. During fiscal 2006, we had significant expenses due to issues with our powder manufacturing. We expect cost of sales to continue to decrease during fiscal 2007, as a percentage of sales, as production volumes continue to increase, as we continue to implement our lower-cost manufacturing strategy, and as we launch higher-margin products.

OPERATING EXPENSES

The following table summarizes our operating expenses during each of the past three fiscal years:

                                                                                  Year Ended

                                               -----------------------------------------------------------------------------------
                                                                      %                                %
                                               March 31, 2006       Change      March 31, 2005      Change       March 31, 2004
                                               -----------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Operating expenses:
  Research and product development               $     5,112              (33)%   $     7,682             (11)%     $     8,638
  Marketing                                            2,163              (50)%         4,292             (12)%           4,880
  General and administrative                          11,794               (9%)%       12,933              13%           11,415
  Depreciation and amortization                          722              (18)%           884             (58)%           2,109
  Gain on disposal of assets                            (445)             (91)%        (5,257)         24,934%              (21)
  Asset impairment charge                                170               95%             87             (99)%          13,660
  Restructuring charge                                     -                -               -            (100)%             926
  Contact settlement charge, INI                           -             (100)%           957             (69)%           3,046
  Contact settlement charge, other                      (108)            (122)%           499             100%                -
                                                --------------       ------------  ------------      -----------     -------------
    Total operating expenses                     $    19,408              (12)%   $    22,077             (51)%     $    44,653
                                                ==============       ============  ============      ===========     =============
    % of total revenue                                   113%                             207%                              473%

We continued to focus on our operating expense management throughout fiscal 2006. Operating expenses as a percentage of revenue decreased to 113% in fiscal 2006 versus 207% in fiscal 2005 and 473% in fiscal 2004. The decrease is the result of increased revenues, as well as our focus on expense reductions during fiscal 2006, our final settlement with the INI, the gain on the sale of our Mallusk, Northern Ireland facility, and reduced impairment and depreciation expenses related to our assets as we finalized our transition plans. The decrease in operating expense as a percent of revenue was offset by relocation of manufacturing and development operations to China as well as settlements of other contracts. Of our operating expenses in fiscal 2005 and 2004, $2.1 million and $17.6 million, respectively, related to the changes in our business plan and subsequent closure of our Northern Ireland facility and the sale of our Henderson, Nevada facility, representing 20% and 187% of revenue in each of these fiscal years.

RESEARCH AND PRODUCT DEVELOPMENT: Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $5.1 million in fiscal 2006, $7.7 million in fiscal 2005 and $8.6 million in fiscal 2004. We achieved year over year decreases in research and development in fiscal 2006 and 2005 of 33% and 11%, respectively. Decreases in research and development expenses were the result of cessation of process development work in our Northern Ireland facility and reductions in research headcount, temporary staff, and consulting expenses and material costs in our Henderson, Nevada facility. We expect to continue to achieve reductions in research and product development expenses as we improve our product development efficiency and transition portions of our development efforts to Asia.

MARKETING: Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. After expanding our marketing expenses in fiscal 2004 to increase staffing, advertising and promotions to support brand awareness and expansion of sales channels for our products, we eliminated the lower performing of these programs and achieved 50% decrease in marketing expenses in fiscal 2006 as compared to fiscal 2005 while achieving a 60% growth in product revenue. Specifically, in fiscal 2006, we reduced expenses related to our N-Charge(TM) Power System lead generation and media advertising as well as reduced consulting related to the European market development. We expect marketing expenses to remain the same in fiscal 2007. We plan to continue to develop our indirect channels, selectively grow our worldwide sales team, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, audit, insurance, and corporate-related expenses. General and administrative expenses of $11.794 million in fiscal 2006 represented a decrease over general and administrative expenses in fiscal 2005, largely due to cost management of facility, personnel, and administrative expenses

Fiscal 2005 general and administrative expenses of $12.933 million represented an increase of $1.518 million, or 13%, over fiscal 2004 expenses. The year over year increases in general and administrative expense in fiscal 2005 were caused by our ongoing relocation and establishment of manufacturing and development operations to China, increased costs of compliance with the Sarbanes-Oxley Act of 2002, and costs related to shutting down our Northern Ireland facility.

OTHER COSTS RELATED TO OUR MANUFACTURING TRANSITION

IMPAIRMENT CHARGE: There were impairment charges of $170,000 and $87,000 recorded during fiscal years 2006 and 2005, respectively. In 2006, we reduced the carrying value of certain software related to our manufacturing cost and accounting processes. In 2005, as a result of our decision to relocate manufacturing operations from our leased Henderson, Nevada facility to a newly-formed subsidiary in Suzhou, China, equipment and fixtures in the Nevada facility would not generate cash flows greater than their carrying value. Assets with carrying value of approximately $87,000 were written down in full to fair value, as we estimate that there will be no future cash flows from these assets.

During the second quarter of 2004, we recorded an impairment charge of approximately $13.7 million. The charge was recorded pursuant to FASB Statement No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." During the second quarter of fiscal 2004, we decided to transfer manufacturing from our Northern Ireland facility to low-cost manufacturing in China and consequently determined that the carrying value of certain manufacturing assets at our Northern Ireland facility exceed expected future cash flows from these assets. Additionally, we determined that the future cash flows expected to be generated from certain technology we acquired from Telcordia in December 2000 did not exceed their carrying value. The impairment charge was recorded against property, plant, and equipment and intellectual property with a carrying value of $19.5 million to recognize these assets at their fair value. Fair value was determined based on estimated future cash flows to be generated by these assets, discounted at our market rate of interest of 8%.

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

JOINT VENTURE SETTLEMENT: On November 17, 2004, we entered into a settlement agreement with Baoding Fengfan Group Limited Liability Company, Ltd. ("Fengfan") and Baoding Fengfan - Valance Battery Company, Ltd. (collectively the "JV Company"). Under the terms of the JV Settlement Agreement, the parties agreed to liquidate and dissolve the JV Company, terminate the JV Company contracts and fully settle any and all remaining obligations among the parties. We agreed to make compensation payments to the JV Company and to Fengfan totaling approximately $224,417 and to make equipment purchases from the JV Company of approximately $275,583. To date, we have made compensation payments of $157,092 and completed all of the equipment purchases. The $67,325 final compensation payment was made upon final dissolution of the JV legal entity by Fengfan. We recorded a contract settlement charge of $224,217 in the third quarter of fiscal 2005 for the compensation payments and capitalized equipment purchases as the payments were made. In 2006, we realized a credit of $108,075 related to the final dissolution of the Joint Company.

SUPPLIER CONTRACT TERMINATIONS: During the third quarter of fiscal 2005, as a result of our relocating our core operations to China and selection of lower-cost suppliers, we terminated two supplier contracts related to producing product and manufacturing capital equipment. In settlement of these contracts, we paid these suppliers termination fees which include the settlement expenses accrued in fiscal 2005 of approximately $275,000.

RESTRUCTURING CHARGE: In the third fiscal quarter of 2004, we recorded restructuring charges of $926,000 related to the closing of our Northern Ireland facility. During the third quarter of fiscal 2004, we completed the transition of our battery production from our Northern Ireland manufacturing facility to our OEM supplier. Remaining payment obligations for factory equipment operating leases that extended beyond December 31, 2003 were approximately $231,000. These lease payment obligations provide no economic benefit to us, and contractual lease costs of approximately $231,000 were recorded as restructuring charges during the quarter ended December 31, 2003.

GAIN ON SALE OF ASSETS: Gain on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility was $445,000 and $5.257 million in fiscal years 2006 and 2005. The majority of the gain is related to the sales of our Northern Ireland facility completed in fiscal 2005. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China and was sold for fair value.

DEPRECIATION AND AMORTIZATION, INTEREST EXPENSE AND OTHER EXPENSES

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense totaled $722,000, $884,000, and $2.109 million for fiscal years ended March 31, 2006, 2005 and 2004, respectively. The decrease in depreciation expenses resulted from the assets in our Northern Ireland facility being classified as held for sale and not depreciated beginning in the third quarter of fiscal 2005, the impact of the impairment charges to intellectual property and property, plant and equipment and the impact of the sale of our Henderson, Nevada facility.

INTEREST EXPENSE: Interest expense relates to our long-term debt with a stockholder and third party, as well as mortgages on our Northern Ireland facility. We completed the sale of our Northern Ireland facility and paid off the mortgages on December 22, 2004. Interest expense was $5.551 million, $4.262 million and $4.059 million for the fiscal years 2006, 2005 and 2004, respectively.

COST OF WARRANTS: In November 2003, we agreed to extend the time period in which a warrant holder was able to exercise their warrants. The warrant exercise period originally ended on July 27, 2003, and was extended to July 27, 2004, at which time the warrants terminated unexercised. The non-cash expense related to the exercise period extension of $181,000 was determined using the Black-Scholes model, with risk free rate of 1.04%, expected life of 0.75 years, and volatility of 69.88.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At March 31, 2006, our principal sources of liquidity were cash and cash equivalents of $0.6 million and $5.4 million remaining under the $20 million backup equity funding commitment entered into in June 2005 with Mr. Carl Berg, our chairman of the board and principal stockholder. Subsequent to March 31, 2006 we have exhausted the $5.4 million remaining under Mr. Berg's funding commitment through a drawn down of $4.5 million and receipt of net proceeds of $1.1 million from the sale of stock under a controlled equity offering agreement with Cantor Fitzgerald. Although Mr. Berg may continue to fund the Company's operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2007.

The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2006, 2005 and 2004 (in thousands):

                                                                 Year Ended
                                              --------------------------------------------------
                                               March 31, 2006   March 31, 2005  March 31, 2004
                                              --------------------------------------------------
Net cash flows provided by (used in):
  Operating activities                         $     (33,149)   $     (33,125)   $     (29,131)
  Investing activities                                (1,205)           7,021           (3,305)
  Financing activities                                32,439           25,625           28,357
  Effect of foreign exchange rates                        27              287             155
                                              ---------------    ---------------   -------------
    Net increase (decrease) in cash and cash
    equivalents                                $      (1,888)   $        (192)   $      (3,924)


Our use of cash from operations during fiscal 2006, fiscal 2005 and fiscal 2004 was $33.149 million, $33.125 million and $29.131 million, respectively. The cash used for operating activities during all periods was primarily for operating losses and working capital. Cash used for operating loss in fiscal 2005 was higher than in fiscal 2004 primarily from the impact of contract settlement agreements and increases in some of the operating expenses as described above in the section titled "Operating Expenses" offset by reductions in gross margin loss.

In fiscal 2006, we spent net cash from investing activities of $1.205 million primarily on property, plant, and equipment for our China facilities. The cash provided from investing activities during fiscal 2005 related primarily to the sale of our Northern Ireland facility as described in the Notes to Consolidated Financial Statements, Note 7, Property, Plant, and Equipment, and offset by purchases of property, plant and equipment, primarily for enterprise software and manufacturing fixtures and our investment in our China subsidiaries. During fiscal 2005, the effect of deconsolidation of our China joint venture, as described in Notes to Consolidated Financial Statements, Note 19, Joint Venture, was to reduce cash by $913,000, as the assets, liabilities, and operating results of the joint venture are no longer being consolidated into our financial statements. During fiscal 2004, purchases of property, plant and equipment in our joint venture were offset by our sale of the Henderson, Nevada facility resulting in $3.305 million used in investing activities.

We obtained net cash from financing activities of $32.439 million and $25.625 million during the fiscal 2006 and 2005, respectively. The 2006 financing included $20 million from Berg & Berg Enterprises, LLC (Berg & Berg), an affiliate of Carl Berg, the Company chairman of the board and managing member of Berg & Berg in equity lines, including $6 million in convertible notes to shareholder, and approximately $5.9 million in common stock sales. The 2005 financing included $25.0 million from Berg & Berg equity lines, net proceeds from the sale of common stock to a third party institutional investor, less cash used for the payoff of long-term debt related to the sale of our Northern Ireland facility.

As a result of the above, we had a net decrease in cash and cash equivalents of $1.888 million during fiscal 2006, a net decrease of $0.192 million during fiscal 2005, and a net decrease of $3.924 million during fiscal 2004.

At March 31, 2006, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding, all of which is currently held by Berg & Berg. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and were redeemable on December 15, 2005. Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does mot constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.

RELATED PARTY TRANSACTIONS

In June 2005, Mr. Carl Berg, our chairman of the board and principal stockholder, agreed to provide a funding commitment of $20.0 million. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a loan at a 5.0% annual interest rate and was repaid with proceeds from a July 2005 loan from a third party finance company. This funding commitment was reduced by $4.3 million upon the purchase of the Series C-2 Convertible Preferred Stock on July 14, 2005 by Berg & Berg. On December 14, 2005, Mr. Berg's funding commitment was further reduced by $4.3 million in connection with the purchase of the Company's Series C-1 Convertible Preferred Stock by Berg & Berg. In February and March 2006, the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $6.0 million (the "Notes") The Notes accrued interest at the annual rate of 8.0% and matured on March 30 and June 30, 2006. The principal amount of the Notes, together with accrued interest, was converted into 2,965,870 shares of common stock of the Company, in accordance with their terms, on April 3, 2006.

On April 3, 2006 West Coast Venture Capital purchased $1.0 million of our common stock. This represented an additional funding on the $20.0 million funding commitment previously made by Mr. Berg. The purchase price of $2.49 per share equaled the closing bid price of our common stock as of March 31, 2006.

On May 11, 2006 West Coast Venture Capital purchased $1.5 million of our common stock. This represented an additional funding on the $20.0 million funding commitment previously made by Mr. Berg. The purchase price of $2.32 per share equaled the closing bid price of our common stock as of May 10, 2006.

In June 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million to Berg & Berg, which are due with interest in September 2006. These convertible promissory notes accrue interest at the annual rate of 8.0% and are convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower $1.70, the closing bid price of the Company's common stock on June 20, 2006.

In June 2004, Mr. Berg agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of March 31, 2006, the Company has drawn down $19 million of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

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

On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2006, principal and interest amounts of $3.50 million and $1.59 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

As of March 31, 2006 and 2005, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

CAPITAL COMMITMENTS AND DEBT

At March 31, 2006, we had commitments for capital expenditures for the next 12 months of approximately $100,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

At March 31, 2006, our cash obligations for short-term and long-term debt (principal & interest) consisted of (in thousands):

  1998 long-term debt to Berg & Berg Enterprises, LLC                $    23,749
  2001 long-term debt to Berg & Berg Enterprises, LLC                     26,708
  2005 long-term debt to SFT I, Inc.                                      20,114
  2006 short-term note payable Berg & Berg Enterprises, LLC                6,073
                                                                   ---------------------
    Total debt obligations                                           $    76,644
                                                                   ---------------------

At March 31, 2006, our repayment obligations of short-term and long-term debt principal are (in thousands):

                                    2007         2008          2009          2010          2011       Thereafter      Total
                                ----------   ---------    ----------   -----------    ----------    ------------   -----------
Principal repayments            $   6,000     $      -   $   34,950     $       -     $   20,000     $        -    $    60,950


If not converted to common stock, the redemption obligation for the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock is $8.6 million. The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005. The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005. The preferred shares are currently outstanding and subject to redemption or conversion at the holder's discretion.

If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

CONTRACTUAL OBLIGATIONS

At March 31, 2006, our contractual obligations and payments due by period are as follows (in thousands):

                                                                                    Payments Due by Period

                                                     ---------------------------------------------------------------------------
                                                                   Less than                                         More than
                                                     Total           1 Year         1-3 Years       3 - 5 Years       5 Years
                                                     ---------------------------------------------------------------------------
  Long-term debt obligations                       $    70,457     $         -     $    50,343      $    20,114      $         -
  Notes payable                                          6,073           6,073
  Operating lease obligations                            1,570             769             606              195                -
  Purchase obligations                                   5,464           5,464
  Redemption of convertible preferred stock              8,610           8,610               -                -                -
    Total
                                                     -----------    -----------     ----------       -----------      -----------
                                                   $    92,174     $    20,916     $    50,949      $    20,309      $         -
                                                     ===========    ===========     ==========       ===========      ===========


INFLATION

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our consolidated financial position, results of operations or cash flows.


In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations or cash flows.


In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"), which revises SFAS 123. SFAS 123R also supersedes APB 25 and amends SFAS No. 95, STATEMENT OF CASH FLOWS. SFAS 123R eliminates the alternative to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options to be recognized in the statement of operations, generally over the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentations, capitalization of costs and related income tax accounting. SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. We will adopt SFAS 123R on April 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning April 1, 2006 for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. We will continue to use the Black-Scholes option pricing model to determine the fair value of stock option awards. Adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will not have a material impact on our overall financial position. The future impact of SFAS 123R cannot be predicted at this time because it will depends on levels of share-based payments granted. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and net loss per share disclosures as shown in Note 3 to the consolidated financial statements, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. We do not expect the adoption of this standard to have a material effect on our consolidated financial position, results of operations or cash flows.


In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement redefines restatements as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a material effect on our consolidated financial position, results of operations or cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." We had no holdings of derivative financial or commodity instruments at March 31, 2006.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The following table presents the principal cash flows by year of maturity for our total debt obligations held at March 31, 2006 (in thousands):


                                                                    Expected Maturity Date
                                ---------------------------------------------------------------------------------------------------
                                    2007         2008          2009          2010          2011       Thereafter      Total
                                -------------  -----------  ------------  ----------   -----------  --------------  ---------------
Fixed rate debt                 $     6,000    $        -   $  34,950     $        -    $        -    $         -     $  40,950
Variable rate debt              $         -    $        -   $       -     $        -    $    20,000   $         -     $  20,000



Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE

Report of Independent Registered Public Accounting Firm.................................................................35

Consolidated Balance Sheets as of March 31, 2006 and March 31, 2005.....................................................36

Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2006, 2005 and 2004 .........37

Consolidated Statements of Stockholders' Deficit for the years ended March 31, 2006, 2005 and 2004......................38

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004.................................39

Notes to Consolidated Financial Statements..............................................................................40



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc., and subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of their operations and comprehensive loss and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, negative cash flows from operations and net stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Austin, Texas
June 28, 2006

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  March 31, 2006     March 31, 2005
                                                                                ------------------   --------------------
     Assets
     Current assets:
       Cash and cash equivalents                                                    $       612       $      2,500
       Trade receivables, net of allowance of $99 and $115, respectively                  2,376              1,464
       Inventory                                                                          2,738              2,564
       Prepaid and other current assets                                                   2,566                920
                                                                                ------------------   --------------------
     Total current assets                                                                 8,292              7,448
     Property, plant and equipment, net                                                   3,052              2,383
     Intellectual property, net                                                             288                400
                                                                                ------------------   --------------------
     Total assets                                                                   $    11,632       $     10,231
                                                                                ==================   ====================
     Liabilities and Stockholders' Deficit
      Current liabilities:
       Convertible notes payable to stockholder                                     $                 $          -
                                                                                          6,000
       Accounts payable                                                                   1,599              3,251
       Accrued expenses                                                                   4,479              4,607
       Deferred revenue                                                                     464              1,241
                                                                                ------------------   --------------------
     Total current liabilities                                                           12,542              9,099
     Long-term interest payable to stockholder                                           15,580             12,536
     Long-term debt, net of debt discount                                                17,942                  -
     Long-term debt to stockholder, net of debt discount                                 33,170             34,656
                                                                                ------------------   --------------------
     Total liabilities                                                                   79,234             56,291
                                                                                ------------------   --------------------
     Commitments and contingencies
     Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, 861 issued and outstanding at March 31, 2006 and 2005,
     respectively, liquidation value $8,610                                               8,610              8,582
     Stockholders' deficit:
       Common stock, $0.001 par value, 200,000,000 shares authorized; 89,883,539 and 87,061,639 shares issued and outstanding as of
       March 31, 2006 and 2005, respectively                                                 90                 87
       Additional paid-in capital                                                       426,878            415,745
       Deferred compensation                                                               (133)               (89)
       Notes receivable from stockholder                                                 (5,164)            (5,164)
       Accumulated deficit                                                             (494,224)          (461,328)
       Accumulated other comprehensive loss                                              (3,659)            (3,893)
                                                                                ------------------   --------------------
     Total stockholders' deficit                                                        (76,212)           (54,642)
                                                                                ------------------   --------------------
     Total liabilities, preferred stock and stockholders' deficit                   $    11,632        $    10,231
                                                                                ==================   ====================

 The accompanying notes are an integral part of these consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    Year Ended
                                                              -----------------------------------------------------
                                                              March 31, 2006      March 31, 2005     March 31, 2004
                                                              ----------------   ----------------   ---------------
     Revenue:
       Battery and system sales                               $     16,490        $     10,274        $      8,483
       Licensing and royalty revenue                                   724                 391                 963
                                                              ----------------   ----------------   ---------------
     Total revenues                                                 17,214              10,665               9,446
     Cost of sales                                                  25,454              16,341              15,923
     Gross margin loss                                              (8,240)             (5,676)             (6,477)
     Operating expenses:
       Research and product development                              5,112               7,682               8,638
       Marketing                                                     2,163               4,292               4,880
       General and administrative                                   11,794              12,933              11,416
       Depreciation and amortization                                   722                 884               2,109
       Gain on disposal of assets                                     (445)             (5,257)                (21)
       Asset impairment charge                                         170                 87              13,660
       Restructuring charge                                              -                   -                 926
       Contract settlement charge, INI                                   -                 957               3,046
       Contract settlement charge, other                              (108)                499                   -
                                                              ----------------   ----------------   ---------------
     Total operating expenses                                       19,408              22,077              44,654
                                                              ----------------   ----------------   ---------------
     Operating loss                                                (27,648)            (27,753)            (51,131)
     Minority interest in joint venture                                  -                   -                  69
     Cost of warrants                                                    -                   -                (181)
     Interest and other income                                         475                 585                 345
     Interest expense                                               (5,551)             (4,262)             (4,059)
                                                              ----------------   ----------------   ---------------
     Net loss                                                      (32,724)            (31,430)            (54,957)
                                                              ================   ================   ===============
     Dividends on preferred stock                                      172                 171                 162
     Preferred stock accretion                                          28                 578                 940
                                                              ----------------   ----------------   ---------------
     Net loss available to common stockholders, basic
         and diluted                                          $    (32,924)       $    (32,179)       $    (56,059)
     Other comprehensive loss:
       Net loss                                               $    (32,724)       $    (31,430)       $    (54,957)
       Change in foreign currency translation
       adjustments                                                     234                 148                 121
                                                              ----------------   ----------------   ---------------
     Comprehensive loss                                       $    (32,490)       $    (31,282)       $    (54,836)
                                                              ================   ================   ===============
     Net loss per share available to common stockholders      $      (0.37)       $      (0.40)       $      (0.77)
     Shares used in computing net loss per share available    ================   ================   ===============
     to common stockholders, basic and diluted                      89,298              81,108              73,104
                                                              ================   ================   ===============

 The accompanying notes are an integral part of these consolidated financial statements.



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                                      Notes                   Accumulated
                                                          Additional                Receivable                   Other
                                          Common Stock     Paid-in      Deferred       from      Accumulated  Comprehensive
                                        Shares  Amount     Capital    Compensation  Stockholder    Deficit        Loss       Totals
                                      --------- --------  ---------- -------------- ----------- ------------- ------------- --------
 Balances, March 31, 2003               71,723   $  72    $ 366,518    $   (181)     $ (5,161)  $ (374,604)  $ (4,162)    $ (17,518)
  Sale of stock to private investors     3,664       4       12,991                                                          12,995
  Exercise of stock options at
  $0.63 to $4.94 per share                 247                  416                                                             416
  Conversion of preferred stock            327                1,391                                     (1)                   1,390
  Issuance of common stock warrants                           1,132                                                           1,132
  Issuance of warrants                                         (940)                                                           (940)
  Stock compensation                                             36         693                                                 729
  Modification of stock option                                  738        (738)                                                  -
  Interest receivable from stockholder                                                   (277)                                 (277)
  Payment of accrued interest on note
  receivable from stockholder                                                             277                                   277
  Dividends on preferred stock                                                                         (162)                   (162)
  Net loss                                                                                          (54,957)                (54,957)
  Change in translation adjustment                                                                                  121         121
                                      --------- --------  ---------- -------------- ----------- ------------- ------------- --------
 Balances, March 31, 2004               75,961    $  76   $ 382,282     $  (226)     $ (5,161)   $ (429,724)   $ (4,041)   $(56,794)
                                      --------- --------  ---------- -------------- ----------- ------------- ------------- --------
  Sale of stock to private investors    10,243       10      31,890                                                          31,900
  Issuance of stock to INI                 539        1       1,915                                                           1,916
  Exercise of stock options at
  $0.63 to  $4.56 per share                319        -        571                                                              571
  Accretion of preferred stock                                (578)                                                            (578)
  Stock compensation                                           108         (305)                                               (197)
  Modification of stock option                                (443)         442                                                  (1)
  Interest receivable from stockholder                                                   (304)                                 (304)
  Payment of accrued interest on note
  receivable from stockholder                                                             301                                   301
  Dividends on preferred stock                                                                         (174)                   (174)
  Net loss                                                                                          (31,430)                (31,430)
  Change in translation adjustment                                                                                 148          148
                                      --------- --------  ---------- -------------- ----------- ------------- ------------- --------
 Balances, March 31, 2005               87,062     $ 87  $ 415,745       $  (89)     $ (5,164)   $ (461,328)  $ (3,893)    $(54,642)
                                      --------- --------  ---------- -------------- ----------- ------------- ------------- --------
  Sale of stock to private investors     2,260        2      5,899                                                            5,901
  Exercise of stock options at
  $0.63 to  $4.56 per share                562        1        789                                                              790
  Issuance of common stock warrants                          2,037                                                            2,037
  Extension of expiring common stock                                                                                          2,215
  warrants                                                   2,215
  Accretion of preferred stock                                 (28)                                                             (28)
  Stock compensation                                           287                                                              287
  Modification of stock option                                 (66)         (44)                                               (110)
  Interest receivable from stockholder                                                   (281)                                 (281)
  Payment of accrued interest on note                                                     281                                   281
  receivable from stockholder
  Dividends on preferred stock                                                                        (172)                    (172)
  Net loss                                                                                         (32,724)                 (32,724)
  Change in translation adjustment                                                                                 234          234
                                      --------- --------  ---------- -------------- ----------- ------------- ------------- --------
 Balances, March 31, 2006               89,884     $ 90   $426,878      $  (133)    $  (5,164)  $ (494,224)   $ (3,659)    $(76,212)
                                      ========= ========  ========== ============== =========== ============= ============= ========

 The accompanying notes are an integral art of these consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                          Year Ended
                                                                    -----------------   ---------------   -----------------
                                                                     March 31, 2006     March 31, 2005     March 31, 2004
                                                                    -----------------   ---------------   -----------------
  Cash flows from operating activities:
     Net loss                                                        $   (32,724)       $   (31,430)       $   (54,957)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                        923                884              2,109
        Gain on disposal of assets                                          (445)            (5,257)               (21)
        Bad debt expense (recoveries)                                          -                 17                (31)
        Accretion of debt discount and other                               1,074                909                724
        Asset impairment charge                                              170                 87             13,660
        Restructuring charge                                                   -                  -                926
        Contract settlement payment to INI                                     -             (3,211)                 -
        Contract settlement charge, other                                   (108)               957              3,046
        Cost of warrants                                                       -                  -                181
        Compensation related to the issuance of stock options                173               (197)               729
        Interest income on shareholder note receivable                      (281)                (3)                 -
        Reserve for obsolete inventory                                         -                741                120
        Minority interest in joint venture                                     -                  -                (69)
     Changes in operating assets and liabilities:
        Trade receivables                                                   (912)                (3)              (228)
        Inventory                                                           (174)                13             (1,376)
        Prepaid and other current assets                                  (1,647)              (589)               731
        Accounts payable                                                  (1,652)               987               (413)
        Accrued expenses and long-term interest                            3,230              3,322              4,160
        Deferred revenue                                                    (777)              (352)             1,578
                                                                    -----------------   ---------------   -----------------
   Net cash used in operating activities                                 (33,149)           (33,125)           (29,131)
                                                                    -----------------   ---------------   -----------------
  Cash flows from investing activities:
     Purchases of property, plant and equipment                           (1,871)            (1,838)            (5,990)
     Proceeds from disposal of property, plant and equipment                 666              9,772              2,685
     Effect of deconsolidation of joint venture                                -               (913)                 -
                                                                    -----------------   ---------------   -----------------
   Net cash provided by (used in) investing activities                    (1,205)             7,021             (3,305)
                                                                    -----------------   ---------------   -----------------
  Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholder                6,000                  -                  -
     Proceeds from long-term debt, net of issuance costs                  22,139                  -              2,068
     Payments of short term loans                                         (2,500)                 -                  -
     Payments of long-term debt                                                -             (6,646)              (959)
     Dividends paid                                                         (172)              (172)              (116)
     Proceeds from issuance of preferred stock, net                            -                (28)             9,416
     Interest received on notes from shareholder                             281                  -                  -
     Proceeds from stock option exercises                                    789                571                416
     Proceeds from issuance of common stock and warrants, net of
     issuance costs                                                        5,902             31,900             17,532
                                                                    -----------------   ---------------   -----------------
       Net cash provided by financing activities                          32,439             25,625             28,357
                                                                    -----------------   ---------------   -----------------
     Effect of foreign exchange rates on cash and cash equivalents            27                287                155
                                                                    -----------------   ---------------   -----------------
     Decrease in cash and cash equivalents                                (1,888)              (192)            (3,924)
     Cash and cash equivalents, beginning of year                          2,500              2,692              6,616
                                                                    -----------------   ---------------   -----------------
     Cash and cash equivalents, end of year                            $     612        $     2,500        $     2,692
  Supplemental Information:
                                                                    =================   ===============   =================
     Interest paid                                                     $   1,070        $       275        $       345
     Conversion of preferred stock to common stock                             -                  -              1,390


The accompanying notes are an integral part of these consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND BUSINESS STRATEGY:

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

         The Company's business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its Wholly Foreign-Owned Enterprises ("WFOE's") in China. These WFOE's initiated operations in late fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(R) Power System, K-Charge(TM) Power System, and U-Charge(R) Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

2.       GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

         GOING CONCERN:

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $494.2 million as of March 31, 2006. For the years ended March 31, 2006 and 2005, the Company sustained net losses of $32.9 and $32.2 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company's ability to continue as a going concern is uncertain. These consolidated financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

         LIQUIDITY AND CAPITAL RESOURCES:

         At March 31, 2006, the Company's principal sources of liquidity were cash and cash equivalents of $612,000 and $5.4 million remaining on a $20.0 million funding commitment made by Mr. Carl Berg, chairman of the Company's board of directors and its principal stockholder on June 13, 2005. Of the original $20.0 million commitment, $8.6 million was applied to the purchase by Berg & Berg Enterprises, LLC ("Berg & Berg"), an affiliate of Mr. Berg, of the Company's Series C-2 Convertible Preferred stock and Series C-1 Convertible Preferred Stock in July 2005 and December 2005, respectively. These transactions are more fully discussed below. Mr. Berg's funding commitment was reduced by $1.0 and $1.5 million in connection with stock purchases made by West Coast Venture Capital, Inc. ("West Coast Venture Capital"), an affiliate of Mr. Berg on April 3, 2006 and May 11, 2006, respectively. In addition, the Company issued new convertible promissory notes on February 3, 2006 though March 9, 2006, totaling $6.0 million. The convertible notes bear interest at the annual rate of 8.0% and were converted by Berg & Berg into shares of common stock of the Company on April 3, 2006. In June 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million to Berg & Berg, which are due with interest in September 2006. These convertible promissory notes accrue interest at the annual rate of 8.0% and are convertible at any time prior maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2        LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

         Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company's common stock on June 20, 2006.

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

         At March 31, 2006, the Company had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding, all of which is currently held by Berg & Berg. Pursuant to the terms of the two series of Convertible Preferred Stock, the preferred stock is currently subject to redemption by the Company. Berg & Berg has agreed that the Company's failure to redeem does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable in such circumstances. In exchange the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing bid price of the Company's common stock on December 13, 2005 and (ii) the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 or the closing price of the Company's common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of the Company's common stock on July 13, 2005

         The Company expects our sources of liquidity will not be sufficient for the twelve months following March 31, 2006. The Company anticipates product sales during fiscal 2007 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations and the sale of the U-Charge(R) Power System will be insufficient to cover the Company's operating expenses. The Company also anticipates some benefits from reductions in operating expenses and manufacturing costs; however, these benefits may not be sufficient to sustain the Company's operations and its ability to continue as a going concern. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

         The Company's cash requirements may vary materially from those now planned because of changes in the Company's operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company's product development goals, and other adverse developments. These events could have a negative impact on the Company's available liquidity sources during the next 12 months.

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated upon consolidation.

         CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         INVENTORY:

         Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Financial instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses, the carrying value of which are a reasonable estimate of their fair values due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximate fair value.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         REVENUE RECOGNITION:

         Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company's balance sheet. For reseller shipments where revenue recognition is deferred, the Company records revenue based upon sales to ultimate customers. For direct customers, the Company estimates a return rate percentage based upon its historical experience, reviewed on a quarterly basis. Customer rebates and other price adjustments are recognized as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon sales of licensed products and when collectibility is reasonably assured.

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

         SHIPPING AND HANDLING COSTS:

         In accordance with Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company recognizes as revenue amounts billed to customers related to shipping and handling with related expenses recorded as a component of cost of sales.

         ADVERTISING COSTS:

         Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2006, 2005 and 2004, were $87,000, $468,000 and
         $1.3 million, respectively.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         STOCK-BASED COMPENSATION:

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and consensus of the Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148. Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in fiscal years 2006, 2005 and 2004 consistent with the provisions of SFAS 123, as amended by SFAS 148, the pro forma net loss would have been reported as follows (in thousands):

                                                                     FISCAL YEAR ENDING MARCH 31,
                                                                  2006            2005           2004
                                                             ----------------------------------------------
Net loss available to stockholders - as reported                $  (32,924)     $ (32,179      $   (56,059)
Add: stock-based compensation expense, net of related taxes         (2,388)        (4,117)          (5,426)
                                                             ----------------------------------------------
Net loss available to stockholders - pro forma                  $  (35,312)       (36,296)         (61,485)
                                                             ==============================================
Net loss available to stockholders per share, basic and         $    (0.37)     $  (0.40)      $   (0.77)
diluted - as reported
Net loss available to stockholders per share, basic and
diluted - pro forma                                             $    (0.40)     $  (0.45)      $   (0.84)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2006, 2005 and 2004:

                                                                     FISCAL YEAR ENDING MARCH 31,
                                                                  2006            2005           2004
                                                             ----------------------------------------------

Risk-free interest rate                                          4.17%           3.69%          2.84%
Expected life                                                  5.0 years       5.0 years      5.0 years
Volatility                                                       92.73%         101.58%        106.74%
Dividend yield                                                    None           None           None



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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         NET LOSS PER SHARE:

         Net loss per share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the periods. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation were as follows at:

                                                                               MARCH 31,
                                                                  2006            2005           2004
                                                             ----------------------------------------------
Shares reserved for conversion of  Series C preferred stock       3,629,470      2,152,500      2,026,000
Common stock options                                              9,045,276      9,264,000      8,694,000
Warrants to purchase common stock                                 2,955,643      1,889,000      2,469,000
                                                             ----------------------------------------------
Total                                                            15,630,389     13,305,500     13,189,000
                                                             ==============================================

         NEW ACCOUNTING STANDARDS:

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"), which revises SFAS 123. SFAS 123R also supersedes APB 25 and amends SFAS No. 95, STATEMENT OF CASH FLOWS. SFAS 123R eliminates the alternative to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options to be recognized in the statement of operations, generally over the besting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentations, capitalization of costs and related income tax accounting. SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. We will adopt SFAS 123R on April 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning April 1, 2006 for all share-based payments granted on or after that date and for all awards granted to employees prior to April 1, 2006 that remain unvested on that date. We will continue to use the Black-Scholes option pricing model to determine the fair value of stock option awards. Adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will not have a material impact on our overall financial position. The future impact of SFAS 123R cannot be predicted at this time because it will depends on levels of share-based payments granted. However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net loss and net loss per share disclosures as shown in Note 3 to the consolidated financial statements, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption.

                   VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         NEW ACCOUNTING STANDARDS (CONTINUED):

         In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.

         In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO.
         3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement redefines restatements as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.

4.       IMPAIRMENT CHARGE:

         An impairment charge of $170,000 was recorded during the fiscal quarter ended September 30, 2005, pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The charge relates to certain portions of the Company's information systems that are no longer in use.

         An impairment charge of $87,000 was recorded during the fiscal quarter ended September 30, 2004, pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." As a result of the Company's decision to relocate manufacturing operations from its leased Henderson, Nevada facility to a newly-formed subsidiary in Suzhou, China, equipment fixtures in the Nevada facility will not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as the company estimates that there will be no future cash flows from these assets.

         An impairment charge of approximately $13.7 million was recorded during the fiscal quarter ended September 30, 2003. The charge was recorded pursuant to FASB Statement No 144, "Accounting for Impairment of Disposal of Long-Lived Assets." During the second quarter of fiscal 2004 the Company completed qualification of its OEM manufacturer in China, ATL, for Saphion(R) products. In addition, the Company announced the formation of a manufacturing joint venture in China with Fengfan Group, Ltd. The Company has transitioned all manufacturing from its Northern Ireland facility to China and other low-cost manufacturing regions as of December 31, 2003, and has ceased all manufacturing operations in its Northern Ireland facility as of the end of calendar 2003. The Company also experienced progress on the development of cylindrical battery construction technology and now expects greater emphasis on the licensing of cylindrical technology to the detriment of the licensing of stacked technology (which was the technology acquired from Telcordia in December 2000). As a result of these developments, the Company determined that the future cash flows expected to be generated from its Northern Ireland facility and stacked technology intellectual property acquired in the Telcordia transaction in December 2000 did not exceed their carrying value. This determination resulted in the net impairment charge against property, plant, and equipment and intellectual property to record these assets at their fair value. The Company determined that assets with a carrying amount of approximately $19.5 million should be written down by approximately $13.7 million to their fair value. Fair value was based on estimated future cash flows to be generated by these assets, discounted at the Company's market rate of interest of 8%.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INVENTORY:

         Inventory consisted of the following at (in thousands):

                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                       2006                  2005
                                                              ----------------------- --------------------
Raw materials                                                      $        891            $        464
Work-in-process                                                           1,422                     880
Finished goods                                                              425                   1,220
                                                              ----------------------- --------------------
Inventory                                                          $      2,738            $      2,564
                                                              ======================= ====================

         Included in inventory at March 31, 2006 and 2005 were valuation allowances of $5.3 million and $1.2 million, respectively to reduce their carrying values to lower of cost or market.

6.       PREPAID AND OTHER CURRENT ASSETS:

         Prepaid and other current assets consisted of the following at (in thousands):


                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                       2006                  2005
                                                              ----------------------- --------------------

Other receivables                                                  $        897            $          9
Deposits                                                                    183                     123
Prepaid insurance                                                           268                     221
Other prepaids                                                            1,218                     567
                                                              ----------------------- --------------------
Prepaids and other current assets                                  $      2,566            $        920
                                                              ======================= ====================


7.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, net of accumulated depreciation and amortization and impairment, consisted of the following at (in thousands):

                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                       2006                  2005
                                                              ----------------------- --------------------

Leasehold improvements                                             $        738            $        456
Machinery and equipment                                                   7,854                   7,678
Office and computer equipment                                             2,032                   1,237
Construction in progress                                                     84                      65
                                                              ----------------------- --------------------
Property, plant and equipment, gross                                     10,708                   9,436
Less: accumulated depreciation and amortization                          (5,624)                 (5,191)
Less: impairment                                                         (2,032)                 (1,862)
                                                              ----------------------- --------------------
Property, plant and equipment, net                                 $      3,052            $      2,383
                                                              ======================= ====================


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       INTELLECTUAL PROPERTY

         Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc., in December 2000 is amortized over five years. Intellectual property, net of accumulated amortization and impairment, consisted of the following at (in thousands):

                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                       2006                  2005
                                                              ----------------------- --------------------
Intellectual property, gross                                       $     13,602            $     13,602
Less: accumulated amortization                                           (4,820)                 (4,708)
Less: impairment                                                         (8,494)                 (8,494)
                                                              ----------------------- --------------------
Intellectual property, net                                         $        288            $        400
                                                              ======================= ====================

         Amortization expense was approximately $113, $114 and $781 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
         Amortization expense on intellectual property at March 31, 2006 will be approximately $114, $114 and $59 for fiscal years 2007, 2008 and 2009, respectively.


9. ACCRUED EXPENSES:

         Accrued expenses consisted of the following at (in thousands):

                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                       2006                  2005
                                                              ----------------------- --------------------

Accrued compensation                                               $        374            $        664
Professional services                                                       431                     167
Warranty reserve                                                          1,509                   1,067
Other accrued expenses                                                    2,165                   2,709
                                                              ----------------------- --------------------
Accrued expenses                                                   $      4,479            $      4,607
                                                              ======================= ====================

10.      CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER:

         On February 3, 2006, the Company issued convertible promissory notes in favor of Berg & Berg Enterprises, LLC ("Berg & Berg"), an affiliate of Carl Berg, the Company's chairman of the board and managing member of Berg & Berg, in the principal amounts of $1.0 million and $2.0 million, respectively. Additionally, on February 15, 2006 and March 9, 2006, the Company issued convertible promissory notes in favor of Berg & Berg each in the principal amount of $1.5 million (collectively, the "Notes"). The Notes issued on February 3, 2006 were convertible into common shares at approximately $2.00 per share and the Notes issued on February 15, 2006 and March 9, 2006, each in the principal amount of $1.5 million, were converted into common shares at approximately $2.00 and $2.21 per share, respectively. The notes and accrued interest were converted into a total of 2,965,870 common shares of the Company on April 3, 2006. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares are restricted from trading by West Coast Venture Capital for one year from the date of issuance, unless registered, and then may be traded only in compliance with the volume restrictions and other applicable restrictions.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      LONG-TERM DEBT:

         Long-term debt consisted of the following at (in thousands):

                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                       2006                  2005
                                                              ----------------------- --------------------
2005 Loan                                                          $     20,000            $          -

Less: unaccreted debt discount                                           (2,058)                      -
                                                              ----------------------- --------------------
Long-term debt, less current portion                               $     17,942            $          -
                                                              ======================= ====================

Principal payments of long-term debt are as follows (in thousands):


                                                                  Fiscal
                         -----------  ----------  ----------  ------------  ---------  ------------  ------------
                             2007        2008         2009         2010         2011    Thereafter     Total
                         -----------  ----------  ----------  ------------  ---------  ------------  ------------
2005 loan                 $       -   $       -    $      -    $        -   $  20,000   $       -    $   20,000
1998 loan                 $       -   $       -    $      -    $        -   $       -   $       -    $        -
                         -----------  ----------  ----------  ------------  ---------  ------------  ------------
Total long-term debt      $       -   $       -    $      -    $        -   $  20,000   $       -    $   20,000
                         ===========  ==========  ==========  ============  =========  ============  ============



Long-term debt to stockholder consisted of the following at (in thousands):

                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                       2006                  2005
                                                              ----------------------- --------------------
2001 Loan                                                          $     20,000            $     20,000
1998 Loan                                                                14,950                  14,950

Less: unaccreted debt discount                                           (1,780)                   (294)
                                                              ----------------------- --------------------
Long-term debt to stockholder                                      $     33,170            $     34,656
                                                              ======================= ====================

Principal payments of long-term debt to stockholder are as follows (in thousands):



                                                                   Fiscal
                         -----------  ----------  ----------  ------------  ---------  ------------  ------------
                            2007         2008         2009         2010         2011     Thereafter     Total
                         -----------  ----------  ----------  ------------  ---------  ------------  ------------
2001 loan                $        -   $       -    $ 20,000    $      -      $      -    $       -     $  20,000
1998 loan                         -           -      14,950           -             -            -        14,950
                         -----------  ----------  ----------  ------------  ---------  ------------  ------------
Total debt to
 stockholder             $        -   $       -      34,950    $      -      $      -    $       -     $  34,950
                         ===========  ==========  ==========  ============  =========  ============  ============


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      LONG-TERM DEBT (CONTINUED):

         In June 2005, the Company obtained a $20.0 million funding commitment from Mr. Carl Berg, the Company's chairman of the board and principal stockholder. On June 30, 2005, the Company drew down $2.5 million from this commitment in the form of a loan, which was repaid in full by the Company on July 13, 2005, including interest at an annual rate of 5.0%. The amount of Mr. Berg's funding commitment was reduced in connection with the purchase of the Series C-2 Convertible Preferred Stock in July 2005 by Berg & Berg Enterprises LLC ("Berg & Berg"), the purchase of the Series C-1 Convertible Preferred Stock in December 2005 by Berg & Berg, and the convertible notes payable to stockholder discussed in Footnote 10.

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

         The Company used $2.5 million of the proceeds from the loan to repay a June 30, 2005 draw from Mr. Berg's funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney's fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through March 31, 2006, a total of approximately $292,000 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

         In October 2001, the Company entered into a loan agreement ("2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      LONG-TERM DEBT (CONTINUED):

         In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months, 100% volatility, and a risk-free rate of 5.5%. Through March 31, 2006, a total of $2.473 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2006, 2005 and 2004 were $1.622 million, $1.622 million, and $1.627 million, respectively. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $6.708 million and $5.086 million as of March 31, 2006 and 2005, respectively.

         In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of March 31, 2006, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at March 31, 2006). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. The accrued interest amounts for the 1998 Loan were $8.8 million and $7.45 million as of March 31, 2006 and 2005, respectively.

         In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance, using the assumptions of a life of 36 months, 96.45% volatility. And a risk free rate of 3.88% The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of March 31, 2006, a total of $2.159 million has been accreted. The amounts charged to interest expense for each of the fiscal years ended on March 31, 2006, 2005 and 2004 were $1.349 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

         All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

12.      SETTLEMENT AGREEMENT:

         Since 1994, pursuant to a letter of offer, the Company received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland ("INI") for its Mallusk, Northern Ireland manufacturing facility, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building and equipment. On December 21, 2004, the Company and INI entered into a settlement agreement pursuant to which INI agreed to release the Company of all outstanding claims and other obligations owing to INI in connection with grants previously provided to the Company. Under the terms of the settlement agreement the Company agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. In order to fund the (pound)1 million common stock payment the Company issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement, the Company recorded an additional charge of $957, 000 during the third quarter of fiscal 2005.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      COMMITMENTS AND CONTINGENCIES:

         LEASES:

         Total rent expense for the years ended March 31, 2006, 2005 and 2004 was approximately $847,000, $936,000 and $885,000, respectively. Future minimum payments on leases for fiscal years following March 31, 2006 are (in thousands):

         2007                                             $          769
         2008                                                        466
         2009                                                        140
         2010                                                        137
         2011                                                         58
         Thereafter                                                    -
                                                         -------------------
         Total minimum payments                           $        1,570
                                                         ===================

         On December 12, 2003, the Company closed the sale of its Henderson, Nevada building and land with net book value of $2.664 million for net proceeds of $2.685 million. A gain of $21,000 was recorded on the sale. The Company is leased the facility month-to-month for $20,000 per month.

         WARRANTIES:

         The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its K-Charge(TM) Power Systems and its U-Charge(R) Power Systems, and its other large-format power systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The Company has estimated its right of return liability as 5% of the previous month's direct N-Charge(TM) Power System sales.

         Product warranty liabilities are as follows at (in thousands):

                                                         MARCH 31,
                                    --------------------------------------------
                                             2006                  2005
                                    ----------------------- --------------------

Beginning balance                        $      1,067            $        490
Less: claims                                     (746)                   (695)
Less: returns                                      (2)                    (33)
Add: accruals                                   1,190                   1,305
                                    ----------------------- --------------------
Ending balance                           $      1,509            $      1,067
                                    ======================= ====================

         LITIGATION:

         On February 14, 2006, Hydro-Quebec filed an action against Valence Technology, Inc. in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion(R) Technology, the technology utilized in all of the Company's commercial products, infringes U.S. Patent No.'s 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec's amended complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and the Company has filed a response denying the allegations. The Company's management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as all of its available legal remedies.

         The Company is subject to, from time to time, various claims and litigation in the normal course of business. In the opinion of management, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on the Company's consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company's common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company's common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all outstanding 861 shares of the Company's Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. When issued, the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and were redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company's common stock for a ten-day trading period is at or above $6.38 per share. If the preferred shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require the Company to convert all or part of the redeemed shares at a price of 95% of the lowest closing bid price of the Company's common stock during the three days ending on and including the conversion date. The preferred shares are currently outstanding and subject to redemption or conversion at the holder's discretion.

         Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC ("Berg & Berg") on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 per share or the closing bid price of the Company's common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 per share or the closing bid price of the Company's common stock on July 13, 2005 ($2.96).

         In connection with the issue of the original issuance of the Series C Convertible Preferred Stock, in June 2003, the Company issued to the Series C Convertible Preferred Stock original holder a warrant to purchase 352,900 shares of the Company's common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8.61 million was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ending December 2, 2004.

15.      STOCKHOLDERS' DEFICIT:

         STOCK OPTIONS AND WARRANTS:

         The Company has a stock option plan (the "1990 Plan") under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options vest as determined by the Board of Directors and are generally exercisable over a five-year period. Unvested options are canceled and returned to the 1990 Plan upon an employee's termination. Generally, vested options, not exercised within three months of termination, are also canceled and returned to the Plan. The 1990 Plan terminated on July 17, 2000, and as such, options may not be granted after that date. Options granted prior to July 17, 2000 expire no later than ten years from the date of grant.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      STOCKHOLDERS' DEFICIT (CONTINUED):

         STOCK OPTIONS AND WARRANTS (CONTINUED):

         In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During fiscal 2005 and 2006, no shares were granted under this plan. At March 31, 2006, the Company had 21,260 shares available for grant under the 1996 Non-Employee Director's Stock Option Plan.

         In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal 2005 and 2006, a total of 21,000 and 60,000 shares, respectively, were granted under this plan. At March 31, 2006, the Company had 750,781 shares available for grant under the 1997 Plan.

         In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal year 2005 and 2006, a total of 1,778,000 and 917,500 shares, respectively, were granted under this plan. At March 31, 2006, the Company had 1,662,641 shares available for grant under the 2000 Plan.

         Aggregate option activity is as follows (shares in thousands):

                                                   Outstanding Options
                                       -----------------------------------------
                                             Number of          Weighted Average
                                               Shares            Exercise Price
                                       ----------------------- -----------------
Balance at March 31, 2004                            8,605              $5.73
                                       -----------------------
   Granted                                           1,799              $3.12
   Exercised                                          (315)             $1.72
   Canceled                                           (825)             $7.99
                                       -----------------------
Balance at March 31, 2005                            9,264              $5.17
                                       -----------------------
   Granted                                           1,978              $2.74
   Exercised                                          (542)             $1.52
   Canceled                                         (1,655)             $4.36
                                       -----------------------
Balance at March 31, 2006                            9,045              $4.97
                                       =======================

         At March 31, 2006 2005 and 2004 vested options to purchase 6,812,201, 6,869,531 and 5,699,000 shares, respectively, were unexercised.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      STOCKHOLDERS' DEFICIT (CONTINUED):

         STOCK OPTIONS AND WARRANTS (CONTINUED):

         The following table summarizes information about fixed stock options outstanding at March 31, 2006 (shares in thousands):

                                                 Options Outstanding                     Options Exercisable
                                     ----------------------------------------------------------------------------
                                                      Weighted
                                                      Average        Weighted                         Weighted
                                                     Remaining        Average                          Average
                Range of               Number       Contractual       Exercise         Number         Exercise
              Exercise Prices        Outstanding    Life (years)       Price         Exercisable       Price
         --------------------------  ------------  --------------  ------------  ----------------    -----------
               $ 0.63 - $ 0.83           59             6.22         $  0.70             47          $  0.71
               $ 1.30 - $ 1.99          982             5.73         $  1.60            590          $  1.52
               $ 2.03 - $ 2.99        2,395             7.30         $  2.70          1,050          $  2.55
               $ 3.02 - $ 4.62        1,605             5.45         $  3.67          1,233          $  3.75
               $ 4.75 - $ 7.12        2,930             4.34         $  6.16          2,896          $  6.16
               $ 7.16 - $10.06          749             3.95         $  7.80            749          $  7.81
               $11.31 - $15.75          100             2.89         $ 11.73            100          $ 13.04
               $17.12 - $23.56          123             4.03         $ 20.25            123          $ 20.29
               $29.28 - $34.62          103             3.85         $ 32.93            103          $ 32.86
                                     ------------  --------------  ------------  ----------------    -----------
               $ 0.63 - $34.62        9,045             5.43         $  4.97          6,891          $  5.67
                                     ------------  --------------  ------------  ----------------    -----------



         At March 31, 2006, the Company has reserved approximately 14,592,310 shares of common stock for the exercise of outstanding stock options and warrants and future grants.

16.      SIGNIFICANT CUSTOMERS:

         Revenues from three significant customers represented 53%, 12%, and 8% or a total of 73% of total revenues for the year ended March 31, 2006 and a total of 77% of the trade accounts receivable at March 31, 2006. Revenues from three significant customers represented a total of 46% of total revenues for the year ended March 31, 2005 and a total of 41% of the trade accounts receivable at March 31, 2005. Revenues from one significant customer represented a total of 30% of total revenues for the year ended March 31, 2004 and a total of 37% of the trade accounts receivable at March 31, 2004.

17.      INCOME TAXES:

         There was no recorded income tax benefit related to the losses of fiscal years 2006, 2005 or 2004 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      INCOME TAXES (CONTINUED):

                                                                     FISCAL YEAR ENDING MARCH 31,
                                                                  2006            2005           2004
                                                             ----------------------------------------------
Federal tax benefit at statutory rate                           $  (11,126)     $ (10,665)    $  (18,685)
Rate differential - foreign                                            (19)           (74)           888
Impact of foreign rate change                                            -          1,159              -
State tax provision                                                   (935)           (96)          (371)
Expenses not deductible for tax                                       (157)           (61)           (39)
Research and experimentation credit                                   (146)             -           (306)
Foreign losses not available as a carryfoward                        4,893          3,924          6,001
Change in valuation allowance                                        7,490          5,813         12,512
                                                             ----------------------------------------------
Tax provision (benefit)                                         $        -              -              -
                                                             ==============================================

The components of the net deferred tax asset were as follows at (in thousands):

                                                                              MARCH 31,
                                                              ------------------------------------------
                                                                      2006                 2005
                                                              --------------------- --------------------
 Current assets:
   Accrued liabilities                                          $          2,641         $        995
   Valuation allowance                                                    (2,641)                (995)
                                                              --------------------- --------------------
                                                                $              -         $          -
                                                              ===================== ====================

 Non-current assets:
   Depreciation and amortization                                $          1,236         $      1,397
   Research and experimentation credit carryforwards                       1,899                1,753
   Net operating loss carryforwards - Federal                             70,069               64,581
   Net operating loss carryforwards - Foreign                             46,108               45,923
   Stock compensation                                                        103                    -
   Impairment reserve                                                        865                  782
   Imputed interest                                                        1,207                1,207
   Valuation allowance                                                  (121,487)            (115,643)
                                                              --------------------- --------------------
                                                                   $           -         $          -
                                                              ===================== ====================

         At March 31, 2006, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $202.5 million. The valuation allowance increased by approximately $7.5 million during the year ended March 31, 2006 primarily due to operating losses not benefited. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward which when realized will be allocated directly to contributed capital.

         The carryforwards expire from 2008 to 2025, if not used before such time to offset future taxable income.

         For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $153.3 million.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.      JOINT VENTURE:

         On July 9, 2003, Baoding Fengfan - Valence Battery Company, a joint venture (the "JV Company") between the Company and Fengfan Group, Ltd. ("Fengfan") was formed as a corporation in China. The purpose of the joint venture was to provide low-cost manufacturing of the Company's Saphion(R) lithium-ion batteries. Under the terms of the joint venture agreement, the Company was to contribute 51% of the joint venture's registered capital, consisting of capital equipment, a nonexclusive license to its technology, and engineering expertise. Fengfan was to contribute 49% of the joint venture's registered capital, consisting of the cash required to fund the joint venture for the first two years, and also to acquire the land and facility needed for manufacturing operations. As a result of the Company's 51% ownership of the joint venture, its right to name the majority of the joint venture's board of directors, and its right to name the Chief Executive Officer, as of March 31, 2004, the Company's consolidated financial statements included the consolidation of the balance sheet, results of operations, and cash flows of the joint venture. However, during the first quarter of fiscal 2005, a dispute arose between us and our joint venture partner, resulting in a loss of control over the joint venture and our initiation of an action to enforce our rights under the joint venture agreement, and commencing with that quarter we accounted for our investments in the joint venture under the cost method with no further recognition of assets, liabilities, operating results and cash flows.

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

21.      RELATED PARTY TRANSACTIONS:

         In June 2005, Mr. Carl Berg, our chairman of the board and principal stockholder, agreed to provide a funding commitment of $20.0 million. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a loan at a 5.0% annual interest rate and was repaid with proceeds from a July 2005 loan from a third party finance company. This funding commitment was reduced by $4.3 million upon the purchase of the Series C-2 Convertible Preferred Stock on July 14, 2005 by Berg & Berg. On December 14, 2005, Mr. Berg's funding commitment was further reduced by $4.3 million in connection with the purchase of the Company's Series C-1 Convertible Preferred Stock by Berg & Berg. In February and March 2006, the Company issued convertible promissory notes in favor of Berg & in an aggregate principal amount of $6.0 million (the "Notes"). The Notes accued interest at the annual rate of 8.0% and matured on March 30 and June 30, 2006. The principal amount of the Notes, together with accrued interest, was converted into 2,965,870 shares of common stock of the Company, in accordance with their terms on April 3, 2006.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.      RELATED PARTY TRANSACTIONS (CONTINUED):

         In June 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million to Berg & Berg, which are due with interest in September 2006. These convertible promissory notes accrue interest at the annual rate of 8.0% and are convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company's common stock on June 20, 2006.

         On April 3, 2006 West Coast Venture Capital purchased $1.0 million of the Company's common stock. This represented an additional funding on the $20.0 million funding commitment previously made by Mr. Berg. The purchase price of $2.49 per share equaled the closing bid price of the Company's common stock as of March 31, 2006.

         On May 11, 2006 West Coast Venture Capital purchased $1.5 million of the Company's common stock. This represented an additional funding on the $20.0 million funding commitment previously made by Mr. Berg. The purchase price of $2.32 per share equaled the closing bid price of the Company's common stock as of May 10, 2006.

         In June 2004, Mr. Berg agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of March 31, 2006, the Company has drawn down $19 million of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

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

         On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2006, principal and interest amounts of $3.50 million and $1.59 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.      RELATED PARTY TRANSACTIONS (CONTINUED):

         As of March 31, 2006 and 2005, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

         On March 28, 2006 the Company entered into a tri-party agreement with Berg & Berg and another corporation to jointly develop and improve certain manufacturing processes. In consideration for this agreement, the Company will issue $250,000 in common stock to the other corporation and may provide equipment and other resources in consideration for research and development costs and intellectual property rights although the Company is not obligated to do so.

22.      SEGMENT AND GEOGRAPHIC INFORMATION:

         The Company's chief operating decision makers are its Chairman and Chief Executive Officers, who review operating results to make decisions about resource allocation and to assess performance. The Company's chief operating decision makers view results of operations as a single operating segment and the development and marketing of the Company's Saphion(R) technology. The Company's Chairman and Chief Executive Officer have organized the Company functionally to develop, market, and manufacture Saphion(R) products. The Company conducts its business in two geographic regions.

         Long-lived asset information by geographic area is as follows at (in thousands):

                                                                             MARCH 31,
                                                              -----------------------------------------
                                                                     2006                 2005
                                                              -------------------- --------------------
-------------------------------------------------------------------------------------------------------
United States                                                      $        648        $        987
International                                                             2,692               1,796
                                                              -------------------- --------------------
Total                                                              $      3,340        $      2,783
                                                              ==================== ====================

         Revenues by geographic area are as follows at (in thousands):

                                                                     FISCAL YEAR ENDING MARCH 31,
                                                             ----------------------------------------------
                                                                  2006            2005           2004
                                                             ----------------------------------------------
United States                                                 $     15,796     $     9,656    $     7,229
International                                                        1,418           1,009          2,217
                                                             ----------------------------------------------
Total                                                         $     17,214     $    10,665    $     9,446
                                                             ==============================================

23.      QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                1st Quarter     2nd Quarter    3rd Quarter     4th Quarter   Fiscal Year
 Year Ended March 31, 2006                      -----------     -----------    -----------     -----------   ------------
----------------------------------------------
  Revenue                                        $     3,405     $     5,518    $     4,819     $     3,472   $     17,214
  Gross margin loss                                   (1,922)         (1,826)        (1,152)         (3,340)        (8,240)
  Operating loss                                      (7,260)         (6,698)        (5,670)         (8,020)       (27,648)
  Net loss available to common stockholders           (8,196)         (8,053)        (7,106)         (9,569)       (32,924)
  Basic and diluted EPS(1)                             (0.09)          (0.09)         (0.08)          (0.11)         (0.37)

 Year Ended March 31, 2005
----------------------------------------------
  Revenue                                        $     2,837     $     2,915    $     2,547     $     2,366   $     10,665
  Gross margin loss                                   (1,086)           (716)        (1,758)         (2,116)        (5,676)
  Operating loss                                      (8,000)         (5,946)        (5,474)         (8,333)       (27,753)
  Net loss available to common stockholders           (9,218)         (7,170)        (6,609)         (9,182)       (32,179)
  Basic and diluted EPS(1)                             (0.12)          (0.09)         (0.08)          (0.11)         (0.40)


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.      QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED):

         (1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

24.      SUBSEQUENT EVENTS:

         On April 3, 2006, West Coast Venture Capital purchased $1.0 million of the Company's common stock. This represented a funding on the $20.0 million funding commitment previously made by Berg & Berg. The proceeds will be used to fund corporate operating needs and working capital. Under the terms of the purchase, the Company issued 401,606 shares of its common stock in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. West Coast Venture Capital purchased these shares at $2.49 per share. The purchase price per share equaled the closing bid price of the Company's common stock as of March 31, 2006. Under Rule 144 of the Securities Act, these shares are restricted from being traded by West Coast Venture Capital for a period of one year from the date of issuance, unless registered, and thereafter may be traded only in compliance with the volume restrictions imposed by this rule and other applicable restrictions.

         On April 13, 2006, the Company entered into a Controlled Equity Offering Sales Agreement (the "Agreement") with Cantor Fitzgerald & Co., as sales agent (the "Sales Agent"). In accordance with the terms of the Sales Agreement, the Company may issue and sell up to 10,000,000 shares of its common stock, par value $0.001 per share, from time to time through the Sales Agent. Sales of the Company's common stock, if any, may be made in privately negotiated transactions or any other method permitted by law deemed to be an "at the market" offering as defined by Rule 415 of the Securities Act of 1933, as amended, including but not limited to sales made directly on the NASDAQ SmallCap Market, or sales made to or through any other existing trading market for the common stock or through a market marker. The Sales Agent will make all sales using its commercially reasonable efforts consistent with its normal trading and sales practices in accordance with the terms of the Agreement. The Sales Agent shall be entitled to six percent (6%) of the gross proceeds received from the sales of the Company's common stock. Through June 9, 2006 we have sold 467,920 shares of our common stock pursuant to the Agreement and the Company has received net proceeds of approximately $1,066,000.

         On May 11, 2006, West Coast Venture Capital purchased $1.5 million of the Company's common stock. This represented a funding on the $20.0 million funding commitment previously made by Berg & Berg. The proceeds were used to fund corporate operating needs and working capital. Under the terms of the purchase, the Company issued 646,552 shares of its common stock in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. West Coast Venture Capital purchased these shares at approximately $2.32 per share. The purchase price per share equaled the closing bid price of the Company's common stock as of May 10, 2006. Under Rule 144 of the Securities Act, these shares are restricted from being traded by West Coast Venture Capital for a period of one year from the date of issuance, unless registered, and thereafter may be traded only in compliance with the volume restrictions imposed by this rule and other applicable restrictions.

         In June 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2 million to Berg & Berg, which are due with interest in September 2006. These Convertible promissory notes accrue interest at the annual rate of 8.0% and are convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company's common stock on June 20, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION AND CONCLUSION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of a material weakness in internal controls as of March 31, 2006 as discussed below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2006. Management's assessment identified the following material weakness in internal control over financial reporting:

Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to perform a timely financial close process, adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions. This resulted in audit adjustments, which are material in the aggregate and necessary to present the annual audited consolidated financial statements in accordance with generally accepted accounting principles. In light of the actual audit adjustments required and the effect on the account balances and related disclosures in the financial statements management determined there is a more than a remote likelihood that material misstatement could occur and not be detected in the Company's interim or annual audited consolidated financial statements.

Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2006 because of the material weakness described in the preceding paragraph. A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.


/s/ James R. Akridge
-----------------------------------------
James R. Akridge
Principal Executive Officer

/s/ Thomas F. Mezger
-----------------------------------------
Thomas F. Mezger
Principal Financial Officer


REMEDIATION PLANS

In order to address and correct the deficiencies identified above, management has taken and will continue to take corrective actions including: 1) strengthening the expertise and minimum competency requirements for critical accounting and financial reporting positions, and 2) where appropriate, replacing and/or adding personnel with the appropriate expertise to our accounting and financial reporting functions in the Company's operating and corporate segments to review and monitor transactions, accounting processes and control activities more effectively.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no significant change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                   ON INTERAL CONTROL OVER FINANCIAL REPORTING


To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries
Austin, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Valence Technology, Inc. and its subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

The Company had an insufficient number of personnel with the appropriate technical accounting and SEC reporting expertise within the accounting function to perform a timely financial close process, to adhere to certain control disciplines within the accounting and financial reporting function, and to effectively evaluate and determine the appropriate accounting for non-routine and/or complex accounting transactions. This deficiency resulted in audit adjustments, that were material in the aggregate, which were necessary in order to present the 2006 annual financial statements in accordance with generally accepted accounting principles. Due to the actual misstatements identified and the pervasive effect that this weakness has on the account balances and related disclosures in the financial statements there is a more than a remote likelihood that a material misstatement in the Company's interim or annual financial statements could occur and not be detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2006, of the Company and our report dated June 28, 2006 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Austin, Texas
June 28, 2006

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth certain information with respect to our directors, officers and significant employees as of June 2, 2006.

The following persons serve as our directors:


DIRECTORS                                          AGE                    PRESENT POSITION
---------                                          ---                    ----------------
Carl E. Berg (2).............................       68    Director and Chairman of the Board
James R. Akridge.............................       59    Director
Vassilis G. Keramidas (1)....................       67    Director
Bert C. Roberts (1)..........................       63    Director
Alan F. Shugart (1)(2).......................       75    Director and Chairman of the Audit Committee

         (1)  Member of the Audit Committee
         (2)  Member of the Compensation Committee

The following persons serve as our executive officers:

EXECUTIVE OFFICERS                                 AGE                    PRESENT POSITION
------------------                                 ---                    ----------------
James R. Akridge............................        59    Chief Executive Officer and President
Dean F. Bogues..............................        48    President of the Americas and Europe
ChunTai Guo.................................        50    President of Asia-Pacific Operations
Thomas F. Mezger............................        53    Chief Financial Officer and Assistant Secretary
Roger A. Williams...........................        58    General Counsel and Assistant Secretary

Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships between any director and any executive officer.

CARL E. BERG. Mr. Berg helped found us and has served on the Board since September 1991 and currently serves as the Chairman of the Board. Mr. Berg has been a major Silicon Valley industrial real estate developer and private venture capital investor. Mr. Berg also serves as the Chairman of the Board, Chief Executive Officer and director of Mission West Properties, Inc., a real estate investment company; and as a director of Monolithic Systems, Inc., and Focus Enhancements, Inc. Mr. Berg holds a Bachelor of Arts degree in Business Administration from the University of New Mexico, Albuquerque.

JAMES R. AKRIDGE. Dr. Akdridge joined us in July 2005 as our Chief Executive Officer and President and a director. From November 1999 to July 2005, Dr. Akridge served as a Chief Technology Officer at Sion Power Corporation ("Sion"), makers of rechargeable lithium sulfur batteries, where he had responsibility for all research and development operations, global intellectual property licensing, technology partnerships and joint ventures. Prior to Sion, Dr. Akridge worked for 20 years at Energizer Holdings, Inc., a battery manufacturer. Dr. Akridge held various management positions at Energizer in research, development and operations, highlighted by the successful transition of a lithium-ion technology from the laboratory to production and managing the transfer of various technologies to the Asia-Pacific region. Dr. Akridge holds bachelor's and master's degrees in chemistry from California State University-Fresno and a Ph.D. in electrochemistry from University of California-Santa Barbara. He also has postdoctoral research experience in x-ray crystallography at the University of Colorado-Boulder.

VASSILIS G. KERAMIDAS. Dr. Keramidas joined us as a director in August 2004. Dr. Keramidas currently serves as the Managing Director of Keramidas International Associates LLC, which provides consulting services in connection with the generation, management, commercialization and disposition of intellectual property, technology commercialization and strategic research planning, and as a director of Twenty First Century Battery, Ltd. From 1997 to 2003, Dr. Keramidas served as Vice President of Formative Technologies at Telcordia Technologies (formerly Bellcore) where he launched the company's first international commercialization effort, and from 1984 to 1997, he served in Director and Executive Director of Research positions with Bellcore. Prior to that, Dr. Keramidas worked as a Researcher and Research Director at Bell Laboratories from 1973 to 1983. Dr. Keramidas holds a Bachelor's Degree in Physics from Rockford College, a Bachelor's Degree in Electrical

Engineering from the University of Illinois, A Master's Degree in Physics from John Carroll University and a Ph.D. in Solid State Science (Applied Physics) from the Materials Research Laboratory of Pennsylvania State University. For his contributions to his field and his technical leadership, Dr. Keramidas has been elected a Fellow of the Institute of Electrical and Electronic Engineers.

BERT C. ROBERTS, JR. Mr. Roberts originally joined us as a director in 1992 and served until 1993 prior to rejoining us as a director in 1998. Mr. Roberts served as the Outside Chairman of WorldCom, Inc. from 1998 until December 2002. On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Mr. Roberts served as Chairman of MCI, a telecommunications company from 1996 until 1998, Chairman and Chief Executive Officer from 1992 to 1996, and Chief Executive Officer in 1991 after having served as President and Chief Operating Officer since 1985. Mr. Roberts serves on the board of the Prostate Cancer foundation and is on the advisory board of several high-technology companies. Mr. Roberts holds a Bachelor of Science in Engineering from Johns Hopkins University.

ALAN F. SHUGART. Mr. Shugart joined us as a director in March 1992. Mr. Shugart is the Chairman, President and Chief Executive Officer of Al Shugart International, a venture capital and public relations company that he established in 1998. Mr. Shugart was the Chief Executive Officer and director of Seagate Technology, Inc., a technology development and manufacturing company, since its inception in 1979 until July 1998. Mr. Shugart also served as Seagate's President from 1979 to 1983 and from September 1991 to July 1998. Additionally, Mr. Shugart served as Chairman of the Board of Seagate from 1979 until September 1991 and from October 1992 to July 1998. Mr. Shugart currently serves as a director of Sandisk Corporation (a manufacturer of digital flash memory chips) and Cypress Semiconductor Corporation (a provider of high-performance solutions for personal, network access, enterprise, metro switch and core communications-system applications). Mr. Shugart holds a Bachelor of Science in Engineering - Physics from the University of Redlands.

DEAN F. BOGUES. Mr. Bogues joined us in December 2004 and serves as our President of the Americas and Europe. From 1999 to 2004, Mr. Bogues served as Director of Enterprise Sales for Dell Inc., a computer and peripherals company, where he directed sales of server and storage products in the government, education, and healthcare markets. From 1993 to 1999 Mr. Bogues was General Manager of the Datacenter Solutions Division for American Power Conversion Corp., a manufacturer of uninterruptible power supplies, where he built and led a new worldwide business consisting of industry-breakthrough modular, fault-tolerant, network-managed power protection systems. From 1979 to 1993, Mr. Bogues served in various positions with Hewlett-Packard, a computer and electronics company. Mr. Bogues holds a Bachelor of Science in Electrical Engineering from Worcester Polytechnic Institute.

CHUNTAI GUO. Dr. Guo joined us in December 2005 and serves as our President of Asia-Pacific Operations. From 2000 to 2005, Dr. Guo served as General Manager and Chief Technology Officer at TCL Hyperpower Battery Inc. Dr. Guo has over 27 years experience in academia and the battery industry. He is co-founder of the Shubilla & Hyperpower Battery Companies.

THOMAS F. MEZGER. Mr. Mezger joined us in September 2005 and serves as our Chief Financial Officer and Assistant Secretary. From January 2003 to April 2005, he served as Controller-Asia Pacific for Precision Castparts Corporation/Cooper Cameron Corporation, a supplier for the aerospace, oil and gas, water treatment and chemical industry. Headquartered in Kuala Lumpur, Mr. Mezger was responsible for the accounting and finance of subsidiaries of Precision Castparts in Malaysia, Singapore and China including the implementation of Sarbanes-Oxley compliance programs. From January 2002 through June 2002, Mr. Mezger served as Vice President and Chief Financial Officer for MCK Communications, Inc., a company that sold and services equipment for the telecommunications industry. From 1998 to 2002, Mr. Mezger serviced as Vice President of Operations and Chief Financial Officer for Enhanced Messaging Systems., a wireless and satellite networking equipment manufacturer, where he was responsible for production and financial operations. Mr. Mezger started his career at Motorola, Inc., a mobility products company, where he spent over 18 years in the U.S. and Hong Kong, involved in or managing various aspects of accounting, finance, credit, collection, policies and procedures and sales order processing.

ROGER WILLIAMS. Mr. Williams joined us in April 2001 and serves as our General Counsel and Assistant Secretary. Mr. Williams has been a practicing intellectual property attorney for 31 years, having practiced in both private and corporate positions. From 1991 to 2001, Mr. Williams served as Chief Patent Counsel and Associate General Counsel for the pharmaceutical company G.D. Searle & Co. Mr. Williams has his Juris Doctorate degree from Drake University Law School and a Bachelor of Science in Chemistry from Western Illinois University. He is a member of the California and Indiana Bars.

AUDIT COMMITTEE FINANCIAL EXPERT

On behalf of the Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. We currently do not have a financial expert on our audit committee.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct applicable to all of our employees, including our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Ethics and Business Conduct is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our code of Ethics and Business Conduct is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Valence Technology, Inc., 12201 Technology Boulevard, Suite 150, Austin, Texas 78727, Attn: General Counsel or should be made by telephone by calling General Counsel at (888) 825-3623.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics and Business Conduct that apply to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics and Business Conduct described in Item 406(b) of Regulations S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, other than as described below, during the fiscal year ended March 31, 2006, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.

Chuntai Guo was appointed as an officer subject to Section 16(a) on February 3, 2006, and filed a delinquent Form 3 on March 29, 2006.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and each of our four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2006 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended March 31 indicated below:


                                                                                                  Long-Term Compensation
                                                                  Annual Compensation                     Awards
                                                           ----------------------------------    -------------------------
                                                                                                     Securities Underlying
     Name and Principal Position          Fiscal Year          Salary              Bonus                    Options
    -----------------------------         ------------       ----------         ----------       -------------------------
 James R. Akridge (1)                         2006            $176,000           $ 95,625                   1,000,000
 President and Chief Executive                2005            $      -           $      -                           -
 Officer                                      2004            $      -           $      -                           -

 Dean F. Bogues                               2006            $200,000           $120,000                           -
 President of the Americas and                2005            $ 42,308           $      -                     220,000
 Europe                                       2004            $      -           $      -                           -

 ChunTai Guo (2)                              2006            $ 66,667           $      -                     150,000
 President of Asia-Pacific                    2005            $      -           $      -                           -
 Operations                                   2004            $      -           $      -                           -

 Thomas F. Mezger (3)                         2006            $ 98,904           $      -                     175,000
 Chief Financial Officer and                  2005            $      -           $      -                           -
 Assistant Secretary                          2004            $      -           $      -                           -

 Roger A. Williams                            2006            $180,000           $      -                           -
 General Counsel and                          2005            $180,000           $      -                      70,000
 Assistant Secretary                          2004            $180,000           $      -                           -

--------------------
(1) Mr. Stephan B. Godevais resigned as our President and Chief Executive Officer on July 13, 2005 and resigned as our Chairman of the Board on August 3, 2005. On July 13, 2005, Dr. James R. Akridge was hired as our President and Chief Executive Officer and will receive an annual salary of $250,000. Dr. Akridge was granted options to purchase 1,000,000 shares of our common stock in connection with his hire.

(2) On December 1, 2005, Dr. ChunTai Guo was hired as our Vice President of Business Development for Asia (later appointed to President of Asia-Pacific Operations on February 3, 2006) and will receive an annual salary of $200,000. Dr. Guo was granted options to purchase 150,000 shares of our common stock in connection with his hire.

(3) Mr. Kevin W. Mischnick resigned as our principal accounting officer and Assistant Secretary on September 13, 2005. Mr. Thomas F. Mezger was hired as our Chief Financial Officer and Assistant Secretary on September 9, 2005 and will receive an annual salary of $185,000. Mr. Mezger was granted options to purchase 175,000 shares of our common stock in connection with his hire.


OPTION GRANTS IN LAST FISCAL YEAR

The following table shows for the fiscal year ended March 31, 2006, certain information regarding options granted to, exercised by, and held at year-end by the named executive officers:

                                                                                                      Potential Realizable Value
                                                                                                      at Assumed Annual Rates of
                                                                                                       Stock Price Appreciation
                                                        Individual Grants                                 for Option Term (2)
                                ------------------------------------------------------------------    ----------------------------
                                                  Percent of
                                 Number of          Total
                                 Securities        Options
                                 Underlying       Granted to        Exercise
                                  Options          Employees        for Base
                                  Granted          in Fiscal          Price        Expiration
         Name                        (#)           Year (1)           ($/sh)           Date               5%               10%
--------------------------     --------------   --------------   --------------   ---------------    ------------     -------------
 James R. Akridge                1,000,000          50.56%            $2.99          7/13/2015         $1,880,395      $4,765,290

 Dean F. Bogues                      -                 -                -                -                 -               -

 ChunTai Guo                      150,000            7.58%            $1.99         12/12/2019         $  187,725      $  475,732

 Thomas F. Mezger                 175,000            8.85%            $2.77          9/13/2015         $  304,857      $  772,567

 Roger A. Williams                   -                 -                -                -                 -               -

------------------
(1) Options to purchase an aggregate of 1,978,000 shares were granted to employees in fiscal year 2006.

(2) The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders. These amounts are calculated pursuant to applicable requirements of the Commission and do not represent a forecast of the future appreciation of our common stock.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table shows (i) the number of shares acquired and value realized from option exercises by each of the named executive officers during the fiscal year ended March 31, 2006 and (ii) the number and value of the unexercised options held by each of the named executive officers on March 31, 2006:


                                                               Number of Securities Underlying            Value of Unexercised
                                                                Unexercised Options at Fiscal        In-the-Money Options at Fiscal
                                                                        Year End (#)                        Year End ($) (1)
                                                              ----------------------------------    --------------------------------
                                 Shares
                                Acquired
                                   On            Value
                                Exercise        Realized
          Name                     (#)            ($)         Exercisable       Unexercisable       Exercisable       Unexercisable
--------------------------    --------------  -------------   -------------    -----------------    -------------    ---------------
 James R. Akridge                  -              -              100,000             900,000                   -                  -

 Dean F. Bogues                    -              -               55,000             165,000                   -                  -

 ChunTai Guo                       -              -                9,375             140,625              $4,688             $70,312

 Thomas F. Mezger                  -              -                    -             175,000                   -                  -

 Roger A. Williams                 -              -              224,104              49,530             $73,707                  -

---------------
(1) Based on the last reported sales price of our common stock on the Nasdaq SmallCap Market on March 31, 2006 ($2.49), less the exercise price of the options multiplied by the number of shares underlying the option.


EMPLOYMENT AGREEMENTS

DR. JAMES R. AKRIDGE - CHIEF EXECUTIVE OFFICER

Effective July 13, 2005, we entered into an employment agreement with James R. Akridge pursuant to which we retained Dr. Akridge as President and Chief Executive Officer at a salary of $250,000 per year. The Board reviews his salary on July 1 of each year, or from time to time at the sole discretion of the Board, and may increase, but not decrease, his salary at the sole discretion of the Board.

Under his employment agreement, we granted Dr. Akridge stock options to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $2.99 per share. The options vest as follows: 100,000 vests on July 13, 2005, 225,000 vests on the first anniversary date of his employment and the remaining 675,000 vests quarterly over the remaining three years.

We agreed to nominate Dr. Akridge to the Board for the entire period of his employment as President and Chief Executive Officer and to use our best efforts to cause our stockholders to cast their votes in favor of his continued election to the Board. Dr. Akridge agreed to resign from the Board when he no longer serves as President and Chief Executive Officer.

Dr. Akridge is entitled to a lump sum payment of $125,000 and continued group health insurance coverage or paid monthly premiums for group health insurance benefits (under the applicable provisions of COBRA) for six months following termination, if within the first two years of the employment agreement, any of the following occurs:

     o A liquidation or change in control occurred (excluding an acquisition by Carl Berg or his affiliated companies of more than 50% of our voting stock, which will not constitute a change of control); or

     o We terminate Dr. Akridge's employment for any reason other than for Good Cause (as defined in the employment agreement).

MR. DEAN F. BOGUES - PRESIDENT OF THE AMERICAS AND EUROPE

Effective January 4, 2005, we entered into an employment agreement with Dean F. Bogues pursuant to which we retained Mr. Bogues as Vice President of Sales and Marketing at a salary of $200,000 per year and is eligible for a bonus under a sales incentive compensation program with a target bonus payment of 50% of this annual base salary. In July 2005 was appointed to our President of the Americas and Europe.

Under his employment agreement, we granted Mr. Bogues stock options to purchase an aggregate of 220,000 shares of common stock at an exercise price of $3.21 per share. The options vest as follows: 25% vests on the first anniversary date of his employment and the remaining 75% vests quarterly over the remaining three years.

Mr. Bogues is entitled to a lump sum payment of $100,000 and continued group health insurance coverage or paid monthly premiums for group health insurance benefits (under the applicable provisions of COBRA) for six months following termination, if within the first two years of the employment agreement, any of the following occurs:

     o A liquidation or change in control occurred (excluding an acquisition by Carl Berg or his affiliated companies of more than 50% of our voting stock, which will not constitute a change of control);

     o We terminate Mr. Bogues' employment for any reason other than for Good Cause (as defined in the employment agreement); or

     o Mr. Bogues resigns for Good Reason (as defined in the employment agreement).

DR. CHUNTAI GUO - PRESIDENT OF ASIA-PACIFIC OPERATIONS

Effective December 1, 2005, we entered into an employment agreement with ChunTai Guo pursuant to which we retained Dr. Guo as Vice President of Business Development of Asia at a salary of $200,000 per year. On February 3, 2006, Dr. Guo was appointed to our President of Asia-Pacific Operations.

Under his employment letter, we granted Dr. Guo stock options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $1.99 per share. The options vest as follows: 25% vests on the first anniversary date of his employment and the remaining 75% vests quarterly over the remaining three years.

Dr. Guo may be entitled to a lump sum payment of $16,667 under specific circumstances (as defined in the employment agreement).

MR. THOMAS F. MEZGER - CHIEF FINANCIAL OFFICER AND ASSISTANT SECRETARY

Effective September 9, 2005, we entered into an employment offer letter with Thomas F. Mezger pursuant to which we retained Mr. Mezger as Chief Financial Officer and Assistant Secretary at a salary of $185,000 per year.

Under his employment letter, we granted Mr. Mezger stock options to purchase an aggregate of 175,000 shares of common stock at an exercise price of $2.77 per share. The options vest as follows: 25% vests on the first anniversary date of his employment and the remaining 75% vests quarterly over the remaining three years.

Mr. Mezger is entitled to a lump sum payment of $46,250 and all options shall vest and become exercisable immediately if we terminate Mr. Mezger's employment for any reason other than for Good Cause (as defined in the employment letter).

DIRECTORS' COMPENSATION

Our non-employee directors are eligible to receive cash compensation of $1,000 fee for each regularly scheduled Board meeting and are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy. Directors who are employees do not receive separate compensation for their services as directors, but are eligible to receive stock options under the 2000 Stock Option Plan.

Each of our non-employee directors also receives stock options grants pursuant to the 1996 Non-Employee Directors' Stock Option Plan ("Directors' Plan) or the 2000 Stock Option Plan. Only non-employee directors or an affiliate of those directors as defined in the Internal Revenue Code (the "Code") are eligible to receive options under the Directors' Plan. The plan provides that new directors will receive initial stock options to purchase 100,000 shares of common stock upon election to the Board. The per share exercise price for these options will be the fair market value of a share of our common stock on the day the options are granted. These options will vest in equal quarterly installments over four years. A director who had not received options upon becoming a director, received stock options to purchase 100,000 shares on the date of the adoption of the Directors' Plan.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

During the fiscal year ended March 31, 2006, the Compensation Committee consisted of Messrs. Shugart and Berg. Neither of them is an employee or a former employee of ours. During fiscal 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Compensation Committee of our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of March 31, 2006. For a description of these plans, please see Note 15, Stockholders' Equity (Deficit), in our consolidated financial statements.

                               NUMBER OF SECURITIES TO BE                                               NUMBER OF SECURITIES
                                 ISSUED UPON EXERCISE OF          WEIGHTED-AVERAGE EXERCISE           REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER EQUITY
         PLAN CATEGORY            WARRANTS AND RIGHTS                WARRANTS AND RIGHTS                 COMPENSATION PLANS
------------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                  6,120,275                      $4.82                             2,434,682
  approved by security holders
  Equity compensation plans
  not approved by security
  holders (1)                                2,925,000                      $5.27                                     -
                               -------------------------------                                 --------------------------------
  Total                                      9,045,275                      $4.97                             2,434,682
                               ===============================                                 ================================

------------------
(1) Options to purchase 1,500,000 shares were granted to Stephan Godevais in May 2001 pursuant to his employment agreement. The exercise price of his options is $6.52 and they vest over four years. All 1,500,000 shares vested as of July 13, 2005, the date his employment ended. Options to purchase 225,000 shares were granted to Joseph Lamoreux in June 2001 pursuant to his employment offer letter. The exercise price of his options is $7.18 and they vest over four years. All 225,000 shares vested as of September 5, 2005, the date his employment ended. Options to purchase 200,000 shares were granted to Terry Standefer in August 2001 pursuant to his employment offer letter. The exercise price of his options is $5.15 and they vest over four years. All 200,000 shares vested as of April 18, 2006, the date his employment ended. Options to purchase 1,000,000 shares were granted to Jim Akridge in July 2005 pursuant to his employment agreement. The exercise price of his options is $2.99 and they vest as follows: 100,000 shares immediately, 225,000 shares on the first anniversary date of his employment and the remaining 675,000 shares quarterly over the remaining three years.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of June 2, 2006, by:

     o    Each of our directors,

     o    Each of the named executive officers,'

     o    All directors and executive officers as a group, and

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

Percentage ownership is based on 94,120,271 shares of common stock outstanding on June 2, 2006. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Valence Technology, Inc., 12201 Technology Boulevard, Suite 150, Austin Texas 78727.

                                                                                 Beneficial Ownership(1)
                                                                           ------------------------------------
Beneficial Owner                                                             Number of            Percent of
                                                                            Shares (#)            Total (%)
------------------------------------------------------------------------   --------------       ---------------
Carl E. Berg; Berg & Berg Enterprises, LLC; and
     West Coast Venture Capital, Inc. (2)
10050 Bandley Drive, Cupertino, CA 95014                                      44,719,041            44.6%
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee; and Clyde J. Berg
10050 Bandley Drive, Cupertino, CA 95014 (3)                                   8,604,270             9.1%
Vassilis G. Keramidas (4)                                                         54,940              *
Bert C. Roberts, Jr. (5)                                                         607,083              *
Alan F. Shugart (6)                                                              601,643              *
James R. Akridge (7)                                                             325,000              *
Dean F. Bogues (8)                                                                82,500              *
Thomas F. Mezger                                                                       -              *
Roger A. Williams (9)                                                            239,384              *
All directors and executive officers as a group (8 persons) (10)              46,629,592            47.5%
    *Indicates less than one percent.

-------------------

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentage ownership is based on 94,120,271 shares of common stock outstanding on June 2, 2006, adjusted as required by rules promulgated by the Commission.

(2) Includes 350,000 shares held directly by Mr. Berg; 963,263 shares issuable upon exercise of options and warrants held by Mr. Berg that are exercisable within 60 days of June 2, 2006; 1,525,506 shares held by Berg & Berg Enterprises 401 K Plan FBO Carl E. Berg Basic Transfer, of which Mr. Berg is the Trustee; 94,000 shares held by Berg & Berg Profit Sharing Plan U/A 1/1/80 FBO Carl E. Berg Basic Transfer, of which Mr. Berg is the Trustee; 1,536,415 shares issuable upon exercise of warrants and 21,984,475 shares held by Berg & Berg Enterprises LLC ("Berg & Berg"), of which Mr. Berg is the sole manager; 14,635,911 shares held by West Coast Venture Capital, Inc. ("West Coast Venture Capital"). Mr. Berg has sole voting and dispositive power with respect to 2,939,022 shares and shared voting and dispositive power with respect to 38,156,801 shares. Berg & Berg has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 23,520,890 shares. West Coast Venture Capital has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 14,635,911 shares. Amount also includes the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, of an additional 2,176,767 and 1,452,703 shares, respectively, into common stock (based on a conversion price of $1.98 and $2.96, respectively).

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

(4) Includes 2,857 shares held by Mr. Keramidas and 52,083 shares issuable upon exercise of options that are exercisable within 60 days of June 2, 2006.




(5) Includes 100,000 shares held by Mr. Roberts, 100,000 shares held indirectly through various entities, 10,000 shares held by his spouse and 397,083 shares issuable upon exercise of options that are exercisable within 60 days of June 2, 2006.

(6) Includes 202,000 shares held by Mr. Shugart and 399,643 shares issuable upon exercise of options that are exercisable within 60 days of June 2, 2006.

(7) Includes 325,000 shares issuable upon exercise of options that are exercisable within 60 days of June 2, 2006.

(8) Includes 82,500 shares issuable upon exercise of options that are exercisable within 60 days of June 2, 2006.

(9) Includes 12,000 shares held by Mr. Williams and 227,384 shares are issuable upon exercise of options that are exercisable within 60 days of June 2, 2006.

(10) Includes 3,983,372 shares issuable upon exercise of options and warrants that are exercisable within 60 days of June 2, 2006.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described in Item 11 and below, there were no related party agreements or business transactions in fiscal 2006 that would require disclosure under this Item 13.

In June 2005, Mr. Carl Berg, our chairman of the board and principal stockholder, agreed to provide a funding commitment of $20.0 million. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a loan at a 5.0% annual interest rate and was repaid with proceeds from a July 2005 loan from a third party finance company. This funding commitment was reduced by $4.3 million upon the purchase of the Series C-2 Convertible Preferred Stock on July 14, 2005 by Berg & Berg. On December 14, 2005, Mr. Berg's funding commitment was further reduced by $4.3 million in connection with the purchase of the Company's Series C-1 Convertible Preferred Stock by Berg & Berg. In February and March 2006, the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $6.0 million (the "Notes"). The Notes accrued interest at the annual rate of 8.0% and together with accrued principal amount of $6.0 million (the "Notes"). The Notes accrued interest at the annual rate of 8.0% and together with accrued interest were converted into 2,965,870 shares of common stock of the Company, in accordance with their terms, on April 3, 2006.

On April 3, 2006 West Coast Venture Capital purchased $1.0 million of our common stock. This represented an additional funding on the $20.0 million funding commitment previously made by Mr. Berg. The purchase price of $2.49 per share equaled the closing bid price of our common stock as of March 31, 2006.

On May 11, 2006 West Coast Venture Capital purchased $1.5 million of our common stock. This represented an additional funding on the $20.0 million funding commitment previously made by Mr. Berg. The purchase price of $2.32 per share equaled the closing bid price of our common stock as of May 10, 2006.

In June 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million to Berg & Berg, which are due with interest in September 2006. These convertible promissory notes accrue interest at the annual rate of 8.0% and are convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company's common stock on June 20, 2006.

In June 2004, Mr. Berg agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of March 31, 2006, the Company has drawn down $19 million of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

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

On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2006, principal and interest amounts of $3.50 million and $1.59 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

As of March 31, 2006, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively. As of March 31, 2005, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal 2006 and 2005 by Deloitte & Touche LLP:

                                                          March 31,                    Percentage of services
                                                -------------------------------    --------------------------------
                                                       2006             2005               2006             2005
                                                -------------------------------    --------------------------------
 Audit fees                                    $     592,271    $     396,238                 55%              44%
 Audit-related fees                                   38,934           30,374                  4%               3%
 Tax fees                                             31,467           65,022                  3%               7%
 All other fees                                      406,063          400,128                 39%              46%
                                                -------------------------------    --------------------------------
 Total fees                                    $   1,068,735    $     891,762                100%             100%
                                                -------------------------------    --------------------------------


"Audit Fees" billed during fiscal 2006 and 2005 were for professional services rendered for the audit of our financial statements. "Audit-Related Fees" billed during fiscal 2006 and 2005 were for services related to accounting consultation and reviews of a Form S-3 filed with the Securities and Exchange Commission. "Tax Fees" billed during fiscal 2006 and 2005 were for professional services rendered for tax compliance, tax advice and tax planning. "All Other Fees" billed in fiscal 2006 were for testing internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and billed in fiscal 2005 were for consulting services related to the preparation of our documentation of internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to us and has concluded that such services are compatible with Deloitte and Touche LLP's role as our independent registered public accounting firm.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               The following consolidated financial statements of Valence Technology, Inc. and Subsidiaries contained under Item 8 of this Form 10-K are incorporated herein by reference:

               Consolidated Balance Sheets as of March 31, 2006 and 2005 Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2006, 2005 and 2004
               Consolidated Statements of Stockholders' Deficit for the years ended March 31, 2006, 2005 and 2004
               Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004

          (2)  Financial Statement Schedules:

               All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          (3)  Exhibits:

EXHIBIT NO.       DESCRIPTION

3.1 (1)           Second Restated Certificate of Incorporation of the Company

3.2 (2)           Amendment to the Second Restated Certificate of Incorporation of the Company

3.3 (3)           Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock

3.4 (3)           Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock

3.4               Third Amended and Restated Bylaws of the Company

4.1 (5)           Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC

4.2 (6)           Warrant to Purchase Common Stock, issued June 2, 2003 (to Riverview Group LLC)

4.3 (1)           Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1990

4.4 (1)           Amendment No. 1 to Loan Agreement between the Company and Baccarat  Electronics, Inc., dated
                  March 15, 1991 (subsequently transferred to Berg & Berg Enterprises, LLC)

4.5 (1)           Amendment No. 2 to Loan Agreement between the Company and Baccarat  Electronics, Inc., dated
                  March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)

4.6 (1)           Amendment No. 3 to Loan Agreement between the Company and Baccarat  Electronics, Inc., dated
                  August 17, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)

4.7 (7)           Amendment No. 4 to Loan Agreement between the Company and Baccarat  Electronics, Inc., dated
                  September 1, 1997 (subsequently transferred to Berg & Berg Enterprises, LLC)





EXHIBIT NO.       DESCRIPTION

4.8 (8)           Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated
                  July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)

4.9 (7)           Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated
                  November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)

4.10 (9)          Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat
                  Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC)

4.11 (4)          Amendment No. 7 to Original Loan Agreement between the Company and Berg & Berg Enterprises, LLC
                  (previously with Baccarat Electronics, Inc.), dated October 10, 2001

4.12 (9)          Amendment No. 8 to Original Loan Agreement and Amendment to Second Amended Promissory Note
                  between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics,
                  Inc.), dated February 11, 2002

4.13 (10)         Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC

4.14 (10)         Security Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC

4.15 (10)         Promissory Note dated October 5, 2001 issued by the Company to Berg & Berg Enterprises, LLC

4.16 (11)         Amendment to Loan Agreements with Berg & Berg dated November 8, 2002 (Amendment No. 1 to
                  October 5, 2001 Loan Agreement and Amendment No. 9 to 1990 Baccarat Loan Agreement)

4.17 (12)         Amendment to Loan Agreements with Berg & Berg dated October 23, 2004 (Amendment No. 2 to
                  October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)

4.18 (22)         Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)

4.19 (22)         Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)

4.20 (24)         Option Agreement, dated as of July 13, 2005, by and between Valence Technology, Inc. and James
                  R. Akridge

10.1 (13)         1990 Stock Option Plan as amended on October 3, 1997

10.2 (14)         1996 Non-Employee Directors' Stock Option Plan as amended on October 3, 1997

10.3 (15)         Valence Technology, Inc. Amended and Restated 2000 Stock Option Plan

10.4 (17)         Form of  Indemnification Agreement entered into between the Company and its Directors and
                  Officers

10.5 (16)         Registration Rights Agreement with West Coast Venture Capital, Inc.(the 1981 Kara Ann Berg
                  Trust) dated January 13, 2001

10.6 (18)         Joint Venture Contract with Fengfan Group Limited Liability Company dated July 8, 2003

10.7 (18)         Contract for Technology Investment with Baoding Fengfan Group Limited Liability Company and
                  Baoding Fengfan - Valence Battery Co., Ltd., Dated July 8, 2003

10.8 (18)         Export Sales Contract with Baoding Fengfan-Valence Battery Co., Ltd., dated July 8, 2003

10.9 (18)         Equipment Contribution Contract with Baoding Fengfan Group Limited Liability Company dated July
                  8, 2003





10.10 (19)        Purchase and Sale Agreement and Escrow Instructions between Valence Technology Nevada, Inc. and
                  Mars Partners, dated August 8, 2003

10.11 (21)        Equity Line of Credit Term Sheet, dated June 11, 2004 between the Company and Carl E. Berg

10.12 (21)        Employment Agreement with Dean F. Bogues, dated December 2, 2004

10.28 (3)         Securities Purchase Agreement, dated November 30, 2004

10.29 (3)         Amendment and Exchange Agreement, dated November 30, 2004

10.15 (22)        Loan Agreement dated July 13, 2005, by and between Valence Technology, Inc. and SFT I, Inc.

10.16 (22)        Registration Rights Agreement dated July 13, 2005 by and between Valence Technology, Inc. and
                  SFT I, Inc.

10.17 (22)        Amendment No. 12 and Amendment No. 4, to Loan Agreements, dated as of July 13, 205

10.18 (22)        Assignment  Agreement,  dated July 14, 2005, by and between Valence Technology, Inc. and Berg &
                  Berg Enterprises, LLC.

10.19 (23)        Letter Agreement, effective July 13, 2005, by and between Valence Technology, Inc. and James R.
                  Akridge

10.20 (24)        Letter Agreement, dated August 8, 2005, by and between Valence Technology, Inc. and Berg & Berg
                  Enterprises, LLC

10.21 (25)        Letter  Agreement, effective September 9, 2005, by and between  Valence Technology, Inc. and
                  Thomas F. Mezger

10.22 (26)        Assignment Agreement, dated December 14, 2005, by and between Valence Technology, Inc. and Berg
                  & Berg Enterprises, LLC

10.23 (27)        Employment  Agreement between Valence Technology (Suzhou) Co., Ltd. And Mr. Guo Chuntai.

10.24 (28)        Controlled Equity Offering Sales Agreement, dated April 13, 2006, by and between Valence
                  Technology, Inc. and Cantor Fitzgerald & Co.

10.25             Summary of Board of Directors Compensation

10.26             Summary of Executive Officers' Compensation

21.1              List of subsidiaries of the Company

23.1              Consent of Independent Registered Public Accounting Firm

24.1 (29)         Power of Attorney

31.1              Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and
                  15d-14 of the Securities Exchange Act of 1934

31.2              Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and
                  15d-14 of the Securities Exchange Act of 1934

32.1              Certification of James R. Akridge, Principal Executive Officer and Thomas F. Mezger,  Principal
                  Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1              Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



FOOTNOTES

     (1) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992

     (2)  Incorporated by reference to the exhibit so described in the Company's
          Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000

     (3) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2005

     (4) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002

     (5) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002

     (6) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June 3, 2003

     (7) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003

     (8) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998

     (9) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated December 11, 1998, and filed with the Securities and Exchange Commission on December 21, 1998

     (10) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999

     (11) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002

     (12) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004

     (13) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No 333-43203) filed with the Securities and Exchange Commission on December 24, 1997

     (14) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999

     (15) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange Commission on December 6, 2002

     (16) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on July 2, 2001

     (17) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29, 2000

     (18) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003

     (19) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated December 12, 2003, filed with the Securities and Exchange Commission on December 17, 2003

     (20) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated November 9, 2004, filed with the Securities and Exchange Commission on November 12, 2004

     (21) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated December 2, 2004, filed with the Securities and Exchange Commission on January 10, 2005

     (22) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005

     (23) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 18, 2005

     (24) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005

     (25) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated September 9, 2005, filed with the Securities and Exchange Commission on September 14, 2005

     (26) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005

     (27) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 9, 2006

     (28) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated April 13, 2006, filed with the Securities and Exchange Commission on April 13, 2006

     (29) Included in signature page

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VALENCE TECHNOLOGY, INC.

Dated: June 29, 2006

                                 /s/ James R. Akridge
                                 --------------------------------------------
                                    James R. Akridge
                                    President and Chief Executive Officer

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints James R. Akridge and Thomas F. Mezger, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                    Name                                         Position                               Date
---------------------------------------------    ------------------------------------------    -----------------------
                                                 President and Chief Executive Officer
                                                 (Principal Executive Officer) and


/s/ James R. Akridge                             Director                                      June 29, 2006
---------------------------------------------
James R. Akridge

                                                 Chief Financial Officer (Principal
/s/ Thomas F. Mezger                             Financial and Accounting Officer)             June 29, 2006
---------------------------------------------
Thomas F. Mezger


/s/ Carl E. Berg                                 Director and Chairman of the Board            June 29, 2006
---------------------------------------------
Carl E. Berg


/s/ Vassilis G. Keramidas                        Director                                      June 29, 2006
---------------------------------------------
Vassilis G. Keramidas


/s/ Bert C. Roberts, Jr.                         Director                                      June 29, 2006
---------------------------------------------
Bert C. Roberts, Jr.


/s/ Alan F. Shugart                              Director                                      June 29, 2006
---------------------------------------------
Alan F. Shugart
