Form 10-Q
period 2006-06-30
VALENCE TECHNOLOGY INC
filed 2006-08-09
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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


   12201 TECHNOLOGY BLVD., SUITE 150
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

Large accelerated filer [  ]  Accelerated filer [X] Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes   [  ]      No   [X]

 Common Stock, $0.001 par value                     94,453,775
         (Class)                          (Outstanding at August 2, 2006)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2006




                                      INDEX

                                                                           Pages


Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets as of
  June 30, 2006 and March 31, 2006.............................................1

  Condensed Consolidated Statements of Operations and
  Comprehensive Loss for the Three-Month Periods
  Ended June 30, 2006 and June 30, 2005........................................2

  Condensed Consolidated Statements of Cash Flows for
  the Three-Month Periods Ended
  June 30, 2006 and June 30, 2005..............................................3

  Notes to Condensed Consolidated Financial Statements.........................4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........37

  Item 4.  Controls and Procedures............................................37


Part II.   Other Information

  Item 1.  Legal Proceedings..................................................39

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........39

  Item 3.  Defaults upon Senior Securities....................................39

  Item 4.  Submission of Matters to a Vote of Security Holders................39

  Item 5.  Other Information..................................................39

  Item 6.  Exhibits ..........................................................39

Signature  ---................................................................41

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)



                                                                         June 30, 2006       March 31, 2006
                                                                      -----------------    -----------------
Assets
Current assets:
   Cash and cash equivalents                                            $         702         $        612
   Trade receivables, net of allowance of $90 and $99, respectively             2,684                2,376
   Inventory                                                                    6,115                2,738
   Prepaid and other current assets                                             2,123                2,566
                                                                      ----------------     ----------------
Total current assets                                                           11,624                8,292
Property, plant and equipment, net                                              3,144                3,052
Intellectual property, net                                                        259                  288
                                                                      ----------------     ----------------
Total assets                                                            $      15,027         $     11,632
                                                                      ================     ================
Liabilities and Stockholders' Deficit
Current liabilities:
   Convertible notes payable to stockholder                             $       2,004         $      6,000
   Accounts payable                                                             3,391                1,599
   Accrued expenses                                                             4,464                4,479
   Deferred revenue                                                               915                  464
                                                                      ----------------     ----------------
Total current liabilities                                                      10,774               12,542
Long-term interest payable to stockholder                                      16,247               15,580
Long-term debt, net of debt discount                                           18,062               17,942
Long-term debt to stockholder, net of debt discount                            33,354               33,170
                                                                      ----------------     ----------------
   Total liabilities                                                           78,437               79,234
                                                                      ----------------     ----------------
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value,
   1,000 shares authorized, 861 issued and outstanding as of
   June 30, 2006 and March 31, 2006, liquidation value $8,610                   8,610               8,610
Stockholders' equity (deficit):
   Common stock, $0.001 par value, 200,000,000 shares authorized;
   94,442,525 and 89,883,539 shares outstanding as of June 30,
      2006 and March 31, 2006                                                      94                   90
   Additional paid-in capital                                                 436,669              426,745
   Notes receivable from stockholder                                          (5,234)              (5,164)
   Accumulated deficit                                                      (499,881)            (494,224)
   Accumulated other comprehensive loss                                       (3,668)              (3,659)
                                                                      ----------------      ---------------
Total stockholders' deficit                                                  (72,020)              (76,212)
                                                                      ----------------      ---------------
Total liabilities, preferred stock and stockholders' deficit            $      15,027         $     11,632
                                                                      ================      ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended June 30,
                                                             --------------------------------

                                                                 2006                2005
                                                             --------------     --------------
Revenue:
     Battery and system sales                                   $    2,989        $     3,261
     Licensing and royalty revenue                                     179                144
                                                             --------------     --------------
Total revenues                                                       3,168              3,405

Cost of sales                                                        3,146              5,327
                                                             --------------     --------------
Gross margin profit (loss)                                              22            (1,922)
Operating expenses:
     Research and product development                                1,094              1,692
     Marketing                                                         429                723
     General and administrative                                      2,176              3,370
     Share based compensation                                          264                  -
     Depreciation and amortization                                     181                168
     Loss (gain) on disposal of assets                                  15              (615)
     Contract settlement charges                                        23                  -
                                                             --------------    ---------------
Total operating expenses                                             4,182              5,338
                                                             --------------    ---------------

Operating loss                                                     (4,160)            (7,260)
Interest and other income                                              108                92
Interest expense                                                   (1,562)              (975)
                                                             --------------    ---------------
Net loss                                                           (5,614)            (8,143)
Dividends on preferred stock                                            43                 43
Preferred stock accretion                                                -                 10
                                                             --------------    ---------------
Net loss available to common stockholders, basic and
     diluted                                                    $  (5,657)        $   (8,196)
                                                             ==============    ===============
Other comprehensive loss:
     Net loss                                                   $  (5,614)        $   (8,143)
     Change in foreign currency translation adjustments                (9)                 57
                                                             --------------    ---------------
Comprehensive loss                                              $  (5,623)        $   (8,086)
                                                             ==============    ===============

Net loss per share available to common stockholders             $   (0.06)        $    (0.09)
                                                             ==============    ===============

Shares used in computing net loss per share available to
common stockholders, basic and diluted.                             93,807             88,389
                                                             ==============    ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   Three Months Ended June 30,
                                                                             ------------------ --- ------------------
                                                                                   2006                   2005
                                                                             ------------------     ------------------

Cash flows from operating activities:
Net loss                                                                         $   (5,614)            $   (8,143)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       249                    168
     Loss (gain) on disposal of assets                                                    15                  (615)
     Accretion of debt discount and other                                                304                    229
     Interest income on stockholder note receivable                                     (70)                   (70)
     Compensation related to the issuance of stock options                               264                     13
Changes in operating and other assets and liabilities:
     Trade receivables                                                                 (308)                  (515)
     Inventory                                                                       (3,377)                (1,625)
     Prepaid and other current assets                                                    443                  (435)
     Accounts payable                                                                  1,792                  2,774
     Accrued expenses and long-term interest                                             693                   (39)
     Deferred revenue                                                                    451                  (112)
                                                                             ------------------     ------------------
Net cash used in operating activities                                                (5,158)                (8,370)
                                                                             ------------------     ------------------

Cash flows from investing activities:
     Purchases of property, plant & equipment                                          (327)                  (606)
     Proceeds from sale of property, plant & equipment                                    -                     622
                                                                             ------------------     ------------------
Net cash (used in) provided by investing activities                                    (327)                     16
                                                                             ------------------     ------------------

Cash flows from financing activities:
     Proceeds from notes payable to stockholder                                        2,000                  2,500
     Dividends paid                                                                        -                   (43)
     Interest received on stockholder note receivable                                      -                    281
     Proceeds from stock option exercises                                                122                    191
     Proceeds from issuance of common stock, net of issuance costs                     3,469                  5,991
                                                                             ------------------     ------------------
Net cash provided by financing activities                                              5,591                  8,920
                                                                             ------------------     ------------------

Effect of foreign exchange rates on cash
     and cash equivalents                                                               (16)                     26
                                                                             ------------------     ------------------
Increase in cash and cash equivalents                                                     90                    592
Cash and cash equivalents, beginning of period                                           612                  2,500
                                                                             ------------------     ------------------
Cash and cash equivalents, end of period                                         $       702            $     3,092
                                                                             ==================     ==================

Supplemental Information:
     Conversion of notes payable to stockholder into common stock                $     6,073            $         -
     Interest Paid                                                                       456                      -


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of June 30, 2006, its consolidated results of operations for each of the three-month periods ended June 30, 2006 and June 30, 2005, and the consolidated cash flows for the three-month periods ended June 30, 2006 and June 30, 2005. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2006. The results for the three-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The year-end condensed consolidated balance sheet data as of March 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The Company's business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its wholly owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System, K-Charge(TM) Power System, and U-Charge(TM) Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

3. GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $499.9 million as of June 30, 2006. For the three-month period ended June 30, 2006 the Company has incurred a net loss available to common stockholders of $5.7 million. For the years ended March 31, 2006 and 2005, the Company sustained net losses of $32.9 and $32.2 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company's ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At June 30, 2006, the Company's principal sources of liquidity were cash and cash equivalents of $702,000. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2007 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations and from the sale of U-Charge(R) Power Systems will be insufficient to cover the Company's operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company's cash requirements may vary materially from those now planned because of changes in the Company's operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company's product development goals, and other adverse developments. These events could have a negative impact on the Company's available liquidity sources during the remaining fiscal year.

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

Impairment of Long-Lived Assets:

The Company performs a review of long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination is made.

Stock-based Compensation:

Prior to April 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. No employee compensation cost for stock options was recognized in the consolidated income statements for periods prior to April 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised
2004), Share-Based Payment ("SFAS 123R"), which revises SFAS 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB No. 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options to be recognized in the statement of operations, generally over the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting. SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. We adopted SFAS 123R on April 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning April 1, 2006 for all share-based payments granted on or after that date and for awards granted to employees prior to April 1, 2006 that remain unvested on that date. We use the Black-Scholes option pricing model to determine the fair value of stock option awards. See Note 12 to the condensed consolidated financial statements for disclosures required by SFAS 123R and related pronouncements.

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory costs incurred beginning April 1, 2006. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges beginning April 1, 2006. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a
change  in  accounting   principle.   This  statement   requires   retrospective
application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement redefines restatements as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors beginning April 1, 2006. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-month periods ended June 30, 2006 and 2005 were as follows:


                                                          Three Months Ended
                                                               June 30,
                                                          2006         2005
                                                       ------------ ------------
   Shares reserved for conversion of Series C
     preferred stock                                     3,629,470    2,152,500
   Common stock options                                  8,255,880   11,051,798
   Warrants to purchase common stock                     2,955,643    1,889,315
                                                       ------------ ------------
     Total                                              14,840,993   15,093,613
                                                       ============ ============

5. INVENTORY:

   Inventory consisted of the following (in thousands) at:

                                 June 30, 2006            March 31, 2006
                               ----------------          ----------------

   Raw materials                 $       2,166              $     891
   Work in process                       2,840                  1,422
   Finished goods                        1,109                    425
                               ----------------          ----------------
                                 $       6,115              $   2,738
                               ================          ================

Included in inventory at June 30, 2006 and March 31, 2006 were valuation allowances of $5.3 million to reduce their carrying values to lower of cost or market.

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:


                                       June 30, 2006       March 31, 2006
                                      ----------------   -----------------

  Leasehold improvements                    652                  738
  Machinery and equipment                 5,999                7,854
  Office and computer equipment           1,960                2,032
  Construction in progress                  237                   84
                                      ----------------   -----------------
    Total cost                            8,848               10,708
  Less:  accumulated depreciation        (5,613)              (5,624)
  Less:  impairment                         (91)              (2,032)
                                      ----------------   -----------------
    Total cost, net of depreciation     $  3,144           $    3,052
                                      ================   =================


7. INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:


                                           June 30, 2006         March 31, 2006
                                          ----------------     -----------------

  Intellectual property before impairment   $    13,602        $     13,602
  Less:  accumulated amortization                (4,849)             (4,820)
  Less:  impairment                              (8,494)             (8,494)
                                         -----------------     -----------------
  Intellectual property, net                 $      259         $       288
                                         ==================    =================


Amortization expense for the three-month periods ended June 30, 2006 and 2005, was approximately $29,000.

8. CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER:

On June 21, 2006, the Company issued convertible promissory notes in favor of Berg & Berg Enterprises, LLC ("Berg & Berg"), an affiliate of Carl Berg, the Company's chairman of the board and managing member of Berg & Berg, in the principal amounts of $2.0 million. These convertible promissory notes accrue interest at the annual rate of 8.0% and are convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company's common stock on June 20, 2006. The notes and accrued interest were converted into a total of 1,188,332 common shares of the Company on July 25, 2006. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares are restricted from trading by West Coast Venture Capital, an affiliate of Mr. Berg, for one year from the date of issuance, unless registered, and then may be traded only in compliance with the volume restrictions and other applicable restrictions.

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

9. LONG TERM DEBT:

   (in thousands)                         June 30, 2006         March 31, 2006
                                       -------------------     -----------------
   2005 Loan balance                        $   20,000           $   20,000
   Unaccreted debt discount                    (1,938)              (2,058)
                                       -------------------     -----------------
   Balance                                  $   18,062           $   17,942
                                       -------------------     -----------------


   2001 Loan to stockholder balance             20,000               20,000
   1998 Loan to stockholder balance             14,950               14,950
   Unaccreted debt discount                    (1,596)               (1,780)
                                       -------------------    ------------------
   Balance                                  $   33,354           $   33,170
                                       -------------------    ------------------


In June 2005, the Company obtained a $20.0 million funding commitment from Mr. Carl Berg, the Company's chairman of the board and principal stockholder. The amount of Mr. Berg's funding commitment was reduced in connection with the purchase of the Series C-2 Convertible Preferred Stock in July 2005 by Berg & Berg Enterprises LLC ("Berg & Berg"), the purchase of the Series C-1 Convertible Preferred Stock in December 2005 by Berg & Berg, and the convertible notes payable to stockholder discussed in Footnote 8. At June 30, 2006 this funding commitment has beenfully utilized by the Company.

On July 13, 2005, the Company secured a $20.0 million loan (the "2005 Loan") from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Berg. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (9.19% as of June 30, 2006). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years.

The Company used $2.5 million of the proceeds from the loan to repay a June 30, 2005 draw from Mr. Berg's funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney's fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through June 30, 2006, a total of approximately $465,033 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expired on August 30, 2005. The fair value assigned to these warrants, totaling approximately $2.768 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months, 100%
volatility, and a risk-free rate of 5.5%. Through June 30, 2006, a total of $2.473 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended June 30, 2006 and 2005 were $404,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $7.113 million and $6.708 million as of June 30, 2006 and March 31, 2006, respectively.

In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of June 30, 2006, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at June 30, 2006). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. The accrued interest amounts for the 1998 Loan were $9.134 million and $8.51 million as of June 30, 2005 and March 31, 2005, respectively.

In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance, using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of June 30, 2006, a total of $2.159 million has been accreted. The amounts charged to interest expense for the three-month periods ended June 30, 2006 and 2005 were $335,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.


10. COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its K-Charge(TM) Power Systems and its U-Charge(TM) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The total warranty liability as of June 30, 2006 is $1.348 million.

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

The action is in the initial pleading state and the Company has filed a response denying the allegations. The Company's management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as pursue all of its available legal remedies.

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

12. Stock-Based Compensation

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

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first quarter of fiscal 2007 no shares were granted under this plan. At June 30, 2006, the Company had 21,260 shares available for grant under the 1996 Non-Employee Director's Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During the first quarter of fiscal 2007 no shares were granted under this plan. At June 30, 2006, the Company had 750,781 shares available for grant under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal year 2005, a total of 1,778,000 shares were granted under this plan. During the first quarter of fiscal 2007 269,000 shares were granted under this plan. At June 30, 2006, the Company had 1,662,641 shares available for grant under the 2000 Plan. When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):


                                                        Outstanding options
                                           -----------------------------------------------
                                                                       Weighted Average
                                             Number of Shares           Exercise Price
                                           ----------------------    ---------------------

    Balance at March 31, 2006                         9,045              $      4.97
        Granted                                         269              $      1.83
        Exercised                                      (75)              $      1.44
        Canceled                                      (984)              $      3.25
                                           ----------------------    ---------------------
    Balance at June 30, 2006                          8,255              $      4.91
                                           ======================    =====================

The following table summarizes information about fixed stock options outstanding at June 30, 2006 (shares in thousands):


                                         Outstanding options                                Options Exercisable
                        -------------------------------------------------------    --------------------------------------
                                              Weighted
                                              Average
                                             Remaining            Weighted                                  Weighted
 Range of Exercise         Number           Contractual           Average               Number               Average
       Prices            Outstanding        Life (years)       Exercise Price         Exercisable        Exercise Price
---------------------   --------------    -----------------   -----------------    ------------------    ----------------

   $0.63 - $1.99            1,190               7.11                $1.61                  181                $1.44
   $1.99 - $4.62            3,316               7.22                $2.96                1,095                $2.89
   $4.62 - $10.06           3,476               3.35                $6.47                3,411                $6.50
  $10.06 - $15.75              60               3.65               $11.73                   60               $11.73
  $15.75 - $23.56             113               3.14               $20.41                  113               $20.41
  $23.56 - $34.62             100               2.92               $32.93                  100               $32.93
---------------------   --------------    -----------------   -----------------    ------------------    ----------------
   $0.63 - $34.62           8,255               5.44                $4.91                4,960                $6.43



The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $199,957 and $51,653, respectively. Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the first quarter of fiscal year 2007, $264,000 of stock based compensation expense has been included in operating expenses in the three-month period ended June 30, 2006 condensed consolidated statements of operations and comprehensive loss. For fiscal year 2006, compensation expense was not recorded consistent with the provisions of SFAS 123, as amended by SFAS 148. Had compensation expense been recorded the pro forma net loss would have been reported as follows (in thousands):


                                                            Three Months Ended June 30,
                                                                2006            2005
                                                           --------------------------------

     Net loss available to stockholders - as reported           $(5,657)         $(8,196)
     Add: stock-based compensation expense, net of
         related taxes                                                 -            (580)
                                                           --------------------------------
     Net loss available to stockholders - pro forma             $(5,657)         $(8,776)
                                                           ================================
     Net loss available to stockholders per share,             $ (0.06)          $ (0.09)
     basic and diluted - as reported
     Net loss available to stockholders per share,
     basic and diluted - pro forma                             $ (0.06)          $ (0.10)


As of June 30, 2006 the Company had a total of $2.29 million in compensation costs related to stock-based compensation to recognize over a remaining service period of 5 years for non-vested options (with a weighted average service period of 2.25 years). Expected volatility is based on the Company's historical stock price volatility. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant. The Company estimates forfeitures based on historical data. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2007 and 2006:


                                              Three Months Ended June 30,
                                                   2006            2005
                                              --------------------------------

         Risk-free interest rate                  4.79%           3.72%
         Expected life                          5.0 years       5.0 years
         Volatility                              84.86%          93.31%
         Dividend yield                           None            None




13. RELATED PARTY TRANSACTIONS:

On August 3, 2006, West Coast Venture Capital purchased $2.0 million of the Company's common stock. The purchase price of $1.54 per share equaled the closing bid price of the Company's common stock as of August 3, 2006.

In July 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million and $1.0 million to Berg & Berg, which are due with interest in August 2006 and October 2006, respectively. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.73 and $1.33, the closing bid price of the Company's common stock on July 7, 2006 and July 20, 2006, respectively. On July 25, 2006 these notes were converted into 1,885,302 common shares of the Company at $1.73 and $1.38, respectively.

In June 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million to Berg & Berg, which are due with interest in September 2006. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company's common stock on June 20, 2006. The notes and accrued interest were converted into a total of 1,188,332 common shares of the Company on July 25, 2006.

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

In June 2004, Mr. Berg agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of June 30, 2006, the Company has drawn down all of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

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

As of June 30, 2006 and March 31, 2006, amounts of $5.23 million and $5.16 million were outstanding under Dawson Note One and Dawson Note Two. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is due annually, has been paid through March 4, 2005, and is in arrears at June 30, 2006.

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

Long-lived asset information by geographic area is as follows (in thousands):


                                                    June 30, 2006         March 31, 2006
                                                --------------------    -------------------

                    United States                  $     866                 $    648
                    International                      2,537                    2,692
                                                --------------------    -------------------
                    Total                          $   3,403                 $  3,340
                                                ====================    ===================



Revenues by geographic area are as follows (in thousands):

                                          Three Months Ended June 30,
                                      -----------------------------------
                                            2006                2005

                                      -----------------    --------------
         United States                    $    2,779          $    3,207
         International                           389                 198
                                      -----------------    --------------
         Total                            $    3,168          $    3,405
                                      =================    ==============

15. SUBSEQUENT EVENTS:

On August 3, 2006, West Coast Venture Capital purchased $2.0 million of the Company's common stock. The purchase price of $1.54 per share equaled the closing bid price of the Company's common stock as of August 3, 2006.

In July 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million and $1.0 million to Berg & Berg, which are due with interest in August 2006 and October 2006, respectively. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.73 and $1.33, the closing bid price of the Company's common stock on July 7, 2006 and July 20, 2006, respectively. On July 25, 2006 these notes were converted into 1,885,302 common shares of the Company at $1.73 and $1.38, respectively.

On June 21, 2006, the Company issued convertible promissory notes in favor of Berg & Berg Enterprises, LLC ("Berg & Berg"), an affiliate of Carl Berg, the Company's chairman of the board and managing member of Berg & Berg, in the principal amounts of $2.0 million. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company. The notes and accrued interest were converted at $1.70 per share into a total of 1,188,332 common shares of the Company on July 25, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as the Company, we or us, our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, (b) our product development strategies, (c) trends affecting our manufacturing capabilities; (d) trends affecting the commercial acceptability of our products, and (e) our business and growth strategies. You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Cautionary Statements and Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007.

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

Our business plan and strategy focus on the generation of revenue from a combination of product sales and licensing activities, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers, and internal manufacturing efforts through our wholly owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We plan to drive the adoption of our Saphion(R) technology by offering existing and new solutions that differentiate our own products and customers' products in both the large-format and small-format markets. In addition, we will seek to expand the fields of use of our Saphion(R) technology through the licensing of our intellectual property related to our battery chemistries and manufacturing processes.

To date, we have achieved the following successes in implementing our business plan:

o    Proven the feasibility of our technology;

o Launched new Saphion(R) technology-based products, including our N-Charge(TM) Power System family and introduced our U-Charge(TM) Power System family of products, which is intended to be a direct replacement for existing lead acid battery solutions in the market today and serve emerging motive applications;

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

At $3.2 million, our revenue for the first quarter of fiscal 2007 was in line with our previously announced revenue guidance. First quarter revenue for fiscal 2007 decreased $200,000, or 7.0%, from the first quarter of fiscal 2006. Gross margin profit was 1.0% for the first quarter of fiscal 2007, compared with gross margin loss of (56.4%) for the first quarter of fiscal 2006. During the first quarter of fiscal 2007, we continued our efforts to increase production at our subsidiaries in China, which became operational in late fiscal 2005.

Our business headquarters is located in Austin, Texas, our research and development centers are in Las Vegas, Nevada and Oxford, England, our European sales is in Mallusk, Northern Ireland and our manufacturing and product development centers are in Suzhou, China.

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

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the first quarter) ended June 30, 2006 and June 30, 2005:

                                                 Three Months Ended
                                    ---------------------------------------------
                                       June 30, 2006            June 30, 2005
                                    ---------------------    --------------------

(dollars in thousands)                  % of Revenue            % of Revenue
Battery and systems sales            $    2,989     94%       $    3,261     96%
Licensing and royalty                       179      6%              144      4%
revenue
                                    ------------- -------    ------------ -------
Total revenues                            3,168    100%            3,405    100%
Gross margin profit (loss)                   22      1%          (1,922)    -56%
Operating expenses                        4,182    132%            5,338    157%
Operating loss                           (4,160)  -131%          (7,260)   -213%
                                    ------------- -------    ------------ -------
Net loss                               $ (5,614)  -177%        $ (8,143)   -239%
                                    ============= =======    ============ =======

Revenues and Gross Margin

Battery and System Sales: Battery and system sales decreased by $300,000, or 8.3%, to $2.99 million in the first quarter of fiscal 2007 from $3.26 million in the first quarter of fiscal 2006. We implemented design modifications in our finished goods and recertified our small format batteries for a major product compliance organization that further effected sales fulfillment in the first quarter. As a result, inventory increased from $2.74 million at March 31, 2006 to $6.12 million at June 30, 2006. Due to the shift in our revenue base from small-format to large-format products and the high cost of doing business in the retail channel during the third quarter of fiscal 2006, we ceased sales of N-Charge products through our retail channels. We continue to sell the N-Charge product through our reseller channels with a continued emphasis in the healthcare and education sectors. Revenues from the sales of our small-format products accounted for 21% and 55% of our total revenue for the three months ended June 30, 2006 and 2005. Product shipments to resellers that are subject to right of return and monies received for future obligations are recorded on the balance sheet as deferred revenue. We had $915,000 in deferred revenue on our balance sheet at June 30, 2006.

Licensing and Royalty Revenue: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal first quarter 2007 licensing and royalty revenue was $179,000 compared with $144,000 for the same quarter in fiscal 2006. Licensing and royalty revenue was exclusively from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

Gross Margin Profit (Loss): Gross margin profit (loss) as a percentage of revenue was 1% for the first quarter of fiscal 2007 as compared to (56.4%) in the first quarter of fiscal 2006. Gross margins in fiscal 2006 were impacted by the ramp-up cost of the Segway Inc. product as well as the manufacturing transition to China. We have successfully transitioned our battery manufacturing and product assembly operations to contract manufacturers in Asia and as well as our manufacturing and product development operations to our subsidiaries in Suzhou, China. During the third quarter of fiscal 2006 the Company experienced issues with our powder production processes that limited our ability to produce a sufficient number of batteries to meet customer demand. Subsequent to the end of the third quarter of fiscal 2006 we implemented a number of process enhancements, which we believe have resolved our powder production issues. We believe our current powder production capacity will enable us to meet projected demand in future periods. As is the case in the first quarter of 2007, we expect cost of sales to continue to decrease as a percentage of sales as production volumes increase, manufacturing yields improve and as we fully capitalize on our lower-cost manufacturing strategy.

Operating Expenses

The following table summarizes operating expenses for the three months ended June 30, 2006 and June 30, 2005:

                                               Three Months Ended June 30,
                                    ---------------------------------------------------
(dollars in thousands)                                            Increase/     %
                                        2006          2005        (Decrease)    Change
                                    -------------   ----------    ----------    -------

Research and product development        $1,094        1,692       $   (598)       -35%
Marketing                                  429          723           (294)       -41%
General and administrative               2,176        3,370         (1,194)       -35%
Depreciation and amortization              181          168              13         8%
Share based compensation                   264            -             264       100%
(Gain)/Loss on disposal of assets           15        (615)             630       102%
Contract settlement charges                 23            -              23       100%
Total operating expenses                $4,182       $5,338        $ (1,156)      -22%
Percentage of revenues                    132%         157%



During the first quarter of fiscal 2007, Total operating expenses were 132% of revenue compared to 157% of revenue during the same quarter last year. The decrease is primarily the result of personnel and expense reduction actions taken during the last three quarters. We reduced operating expenses by $1.16 million or 22% for the first three months of fiscal 2007, as compared with the first three months of fiscal 2006.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $598,000, or 35%, to $1.09 million for the first quarter of fiscal 2007 from $1.69 million for the first quarter of fiscal 2006. The decrease in research and development expenses is the result of cessation of product development work in our Northern Ireland facility, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $429,000 in the first quarter of fiscal 2007 were $294,000 lower or 41% than in the comparable period of fiscal 2006. The decrease in marketing expenses in the three-month period ended June 30, 2006 over the comparable period in 2005 was the result of reduced spending for consulting related to European market development, and reduced lead generation and media advertising expenditures applicable to the retail channel. We expect marketing expenses to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $2.18 million and $3.37 million for the first fiscal quarters of 2007 and 2006, respectively. The decrease was largely due to the continued shift of resources to our Asian operations and improved efficiencies in our US support operations.

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

Depreciation and Amortization. Depreciation and amortization expenses were $181,000 and $168,000 for the first quarters of fiscal 2007 and 2006, respectively. The nominal increase in depreciation expense relates to recent additions to property, plant, and equipment in the U.S and in China during the past three fiscal quarters.

Share based compensation. Share based compensation of $264,000 for the first quarter of 2007 represent compensation costs recognized for all share-based payments granted on or after April 1, 2006 and awards granted to employees prior to April 1, 2006 that remain unvested on that date.

Liquidity and Capital Resources

Liquidity

At June 30, 2006, the Company's principal sources of liquidity were cash and cash equivalents of $702,000. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2007 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations and the sale of the U-Charge(R) Power System will be insufficient to cover the Company's operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company's cash requirements may vary materially from those now planned because of changes in the Company's operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company's product development goals, and other adverse developments. These events could have a negative impact on the Company's available liquidity sources during the remaining fiscal year.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2006 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2007.

The following table summarizes our statement of cash flows for the three months ended June 30, 2006 and 2005:


                                                    Three Months Ended June 30,
                                               --------------------------------------
(dollars in thousands)                               2006                 2005
                                               ------------------    ----------------

Net cash flows provided by (used in)
Operating activities                              $  (5,158)           $   (8,370)
Investing activities                                   (327)                   16
Financing activities                                   5,591                8,920
Effect of foreign exchange rates                        (16)                   26
                                               ------------------    ----------------
Net increase in cash and cash equivalents         $       90           $      592
                                               ==================    ================


Our use of cash from operations the first three months of fiscal 2007 and fiscal 2006 was $5.16 million and $8.37 million, respectively. The cash used for operating activities during the first three months of our fiscal 2007 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first three months of fiscal 2007 decreased from the same period of fiscal 2006 by $3.21 million. Working capital in the first three months of fiscal 2007 was greater than working capital in the first three months of fiscal 2006 by $3.68 million. The increase in working capital was primarily due to an increase in manufacturing of inventory from increased production volumes.

In the first three months of fiscal 2007, we had a net decrease in cash from investing activities of $327,000. Cash used in investing activities during the first three months of fiscal 2006 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities of $5.59 million and $8.92 million during the first three months of fiscal 2007 and 2006, respectively. The financing activities in the first three months of fiscal 2007 included a $2.0 million convertible short term note payable to Berg & Berg, a $2.5 million issuance of common stock to West Coast Venture Capital, an affiliate of Mr. Berg, and $122,000 in stock option exercises. In addition, the Company received net proceeds of $969,000 from the sale of stock under a controlled equity offering agreement with Cantor Fitzgerald.

As a result of the above, we had a net increase in cash and cash equivalents of $90,000 during the first three months of fiscal 2007.

Capital Commitments and Debt

At June 30, 2006, we had commitments for capital expenditures for the next 12 months of approximately $100,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of:


(Dollars in thousands)                                       June 30, 2006
                                                          ---------------------

1998 long-term debt to Berg & Berg                          $      14,950
2001 long-term debt to Berg & Berg                                 20,000
2005 long-term debt to third-party                                 20,000
Short term convertible notes payable                                2,004
Interest on long-term debt                                         16,247
Current portion  of interest on long-term debt                        116
                                                          ---------------------
Total                                                       $      73,317

                                                          =====================


Repayment obligations of short-term and long-term debt principal as of June 30, 2006 are:

                                                                  Fiscal year
                            -----------------------------------------------------------------------------------------
(Dollars in thousands)        2007       2008         2009         2010         2011       Thereafter        Total
                            ---------   --------    ---------    ---------    ---------    ------------    ----------
Principal repayment          $2,000                 $34,950          -         $20,000          -            $56,950


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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of June 30, 2006 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                     Payment Due by Period
                                           --------------------------------------------------------------------------
                                                             Less than                                    More than
Contractual Obligations                       Total          One Year       1-2 Years     3-5 Years        5 Years
----------------------------------------   -------------    ------------    ----------    -----------    ------------

Long-term debt obligations                  $  71,313        $     116       $      -       $ 71,197       $      -
Notes payable                                   2,004            2,004
Operating lease obligations                     1,348              547            606            195              -
Purchase obligations                            6,695            6,695              -              -              -
Redemption of Convertible Preferred
  Stock                                         8,610            8,610              -              -              -
                                           -------------    ------------    ----------    -----------    ------------
Total                                       $  89,970        $  17,972       $    606       $ 71,392       $      -
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

                         RISKS RELATED TO OUR BUSINESS


There is doubt about our ability to continue as a going concern

We have experienced significant operating losses in the current and prior years. At June 30, 2006 our principal sources of liquidity were cash and cash equivalents of $702,000. Although Mr. Berg may continue to fund the Company's operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2006 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

We have encountered problems in our production processes that have limited our ability at times to produce sufficient batteries to meet the demands of our customers. If these issues recur and we are unable to timely resolve these problems, our inability to produce batteries will have a material adverse impact on our ability to grow revenues and maintain our customer base.

During the third and fourth quarter of fiscal 2006 we experienced problems in our production processes that limited our ability to produce a sufficient number of batteries to meet the demands of our customers. These production issues have had a negative impact on gross margins as manufacturing yields have suffered. Any inability to timely produce batteries may have a material adverse impact on our ability to grow revenues and maintain our customer base.

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

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $499.9 million as of June 30, 2006. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2007. We may never achieve or sustain sufficient revenues or profitability in the future.

If we continue to experience significant losses we may be unable to maintain sufficient liquidity to provide for our operating needs.

We reported a net loss available to common stockholders of $5.7 million for the three-month period ended June 30, 2006, a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006 and a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of June 30, 2006, we had approximately $69.8 million of total consolidated indebtedness. Included in this amount are $35.4 million of loans outstanding to an affiliate, $16.3 million of accumulated interest associated with those loans and $18.1 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the three-month period ended June 30, 2006, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 68%, 5%, and 4%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

To be successful, we must cost-effectively manufacture commercial quantities of our technologically complex batteries that meet our customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly foreign owned enterprises in China. We currently manufacture our batteries and assemble our products in China. We are dependent on the performance of our manufacturing partners, as well as our own manufacturing operations to manufacture and deliver our products to our customers. We have experienced production process issues, which have limited our ability to produce a sufficient number of batteries to meet current demand. If we fail to correct these issues in a manner that allows us to meet customer demand, or if any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and adversely impact our ability to attract future customers.

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

To implement our growth strategy successfully, we have had to increase our staff in China, with personnel in manufacturing, engineering, sales, marketing, and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. Failure in any of these areas could impair our ability to execute our plans for growth and adversely affect our future profitability.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are currently engaged in one intellectual property proceeding alleging the Company's SAPHION(R) I cathode material infringes two patents owned by the University of Texas, while the Company believes it has strong defenses to such allegations, an adverse decision could force us to do one or more of the following:

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

As of August 2, 2006, our officers, directors and their affiliates as a group beneficially owned approximately 49.1% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 46.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to: o vote for the election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or o oppose or support significant corporate transactions when these transactions further their interest as incumbent officers or directors, even if these interests diverge from their interests as stockholders per se and thus from the interests of other stockholders.

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

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On August 2, 2006, the closing price of our common stock was $1.51. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 94,442,525 shares of common stock as of June 30, 2006. In addition, at June 30, 2006, we had 11,211,523 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,176,767 and 1,452,703 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively).

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (9.19% as of June 30, 2006), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On July 12, 2006, the most recent adjustment date, the LIBOR rate was 5.345%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans to a stockholder, which mature in September 2008, and one loan to a third party finance company which matures in July 2010. The first loan to the stockholder has an adjustable rate of interest at 1.0% above the lender's borrowing rate (9.0% at June 30, 2006) and the second loan to the stockholder has a fixed interest rate of 8.0%. The loan to the third party finance company has a monthly floating interest rate as described above. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $74,000. The table below presents principal amounts by fiscal year for our long-term and short-term debt:


                             2007          2008          2009          2010         2011        Thereafter     Total
                          ----------    ----------    ----------    ----------    ----------    ----------   -----------
                                                       (dollars in thousands)
Liabilities:
Fixed rate debt           $  2,000          -          20,000            -               -           -       $   22,000
Variable rate debt        $      -          -          14,950            -               -           -       $   14,950
Variable rate debt        $      -          -               -            -          20,000           -       $   20,000


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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control. Management determined there were an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to perform a timely financial close process, adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions. Management determined that this control deficiency constitutes a material weakness.

Changes in internal controls

There was no change in our internal controls during the fiscal first quarter 2007 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion(R) Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec's complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. Our management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as pursue all of its available legal remedies.

We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and various risk factors faced by us are also discussed elsewhere in Item 2 of this report. In addition, risk factors are included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending March 31, 2006, filed with the Commission on June 29, 2006. There are no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K for the fiscal year ending March 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.

10.1 (1) Letter Agreement, dated April 3, 2006 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.

10.2 (2) Controlled Equity Offering Sales Agreement, dated April 13, 2006 by and between Valence Technology, Inc. and Cantor Fitzgerald & Co.

10.3 (3) Letter Agreement, dated May 11, 2006 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.

10.4 (4) Promissory Note dated June 21, 2006 issued by the Company to Berg & Berg Enterprises, LLC

10.5 (5) Promissory Note dated July 10, 2006 issued by the Company to Berg & Berg Enterprises, LLC

10.6 (6) Promissory Note dated July 20, 2006 issued by the Company to Berg & Berg Enterprises, LLC

10.7 (7) Letter Agreement, dated August 3, 2006 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.

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

Footnotes

(1) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated March 29, 2006, filed with the Securities and Exchange Commission on April 4, 2006.

(2) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated April 13, 2006, filed with the Securities and Exchange Commission on April 13, 2006.

(3) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated May 11, 2006, filed with the Securities and Exchange Commission on May 17, 2006.

(4) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated June 21, 2006, filed with the Securities and Exchange Commission on June 26, 2006.

(5) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated July 10, 2006, filed with the Securities and Exchange Commission on July 12, 2006.

(6) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated July 20, 2006, filed with the Securities and Exchange Commission on July 21, 2006.

(7) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated August 3, 2006, filed with the Securities and Exchange Commission on August 8, 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: August 7, 2006                By:  /s/ James R. Akridge
                                         -----------------------------------
                                         James R. Akridge
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



                                    By:  /s/ Thomas F. Mezger
                                         -----------------------------------
                                         Thomas F. Mezger
                                         Chief Financial Officer and Assistant
                                         Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.


10.1 (1) Letter Agreement, dated April 3, 2006 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.
10.2 (2) Controlled Equity Offering Sales Agreement, dated April 13, 2006 by and between Valence Technology, Inc. and Cantor Fitzgerald & Co.
10.3 (3) Letter Agreement, dated May 11, 2006 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.
10.4 (4) Promissory Note dated June 21, 2006 issued by the Company to Berg & Berg Enterprises, LLC
10.5 (5) Promissory Note dated July 10, 2006 issued by the Company to Berg & Berg Enterprises, LLC
10.6 (6) Promissory Note dated July 20, 2006 issued by the Company to Berg & Berg Enterprises, LLC
10.7 (7) Letter Agreement, dated August 3, 2006 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.
31.1 Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14and 15d-14 of the Securities Exchange Act of 1934.
31.2 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1 Certification of James R. Akridge, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Footnotes

(1) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated March 29, 2006, filed with the Securities and Exchange Commission on April 4, 2006.

(2) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated April 13, 2006, filed with the Securities and Exchange Commission on April 13, 2006.

(3) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated May 11, 2006, filed with the Securities and Exchange Commission on May 17, 2006.

(4) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated June 21, 2006, filed with the Securities and Exchange Commission on June 26, 2006.

(5) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated July 10, 2006, filed with the Securities and Exchange Commission on July 12, 2006.

(6) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated July 20, 2006, filed with the Securities and Exchange Commission on July 21, 2006.

(7) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated August 3, 2006, filed with the Securities and Exchange Commission on August 8, 2006.