Form 10-Q
period 2006-09-30
VALENCE TECHNOLOGY INC
filed 2006-11-09
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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


   12201 TECHNOLOGY BLVD, SUITE 150
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

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes    [ ]      No    [X]

      Common Stock, $0.001 par value                  101,758,259
                 (Class)                   (Outstanding at November 3, 2006)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006



                                      INDEX

                                                                           Pages


Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of
           September 30, 2006 and March 31, 2006...............................1

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for Each of the Three- and Six- Month
           Periods Ended September 30, 2006 and September 30, 2005.............2

           Condensed Consolidated Statements of Cash Flows for
           the Six- Month Periods Ended
           September 30, 2006 and September 30, 2005...........................3

           Notes to Condensed Consolidated Financial Statements................4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................17

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........37

  Item 4.  Controls and Procedures............................................38


Part II.   Other Information

  Item 1.  Legal Proceedings..................................................39

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........39

  Item 3.  Defaults upon Senior Securities....................................39

  Item 4.  Submission of Matters to a Vote of Security Holders................39

  Item 5.  Other Information..................................................39

  Item 6.  Exhibits...........................................................39

Signature     ................................................................41

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                                        September 30, 2006        March 31, 2006
                                                                        -------------------   -------------------
Assets
Current assets:
   Cash and cash equivalents                                               $         2,683         $         612
   Trade receivables, net of allowance $139 and $99, respectively                    4,755                 2,376
   Inventory                                                                         5,352                 2,738
   Prepaid and other current assets                                                  2,259                 2,566
                                                                       --------------------  -------------------
Total current assets                                                                15,049                 8,292
Property, plant and equipment, net                                                   3,447                 3,052
Intellectual property, net                                                             228                   288
                                                                       --------------------  -------------------
Total assets                                                                 $      18,724          $     11,632
                                                                       ====================  ===================

Liabilities and Stockholders' Deficit
Current liabilities:
   Convertible notes payable to stockholder                                              -                 6,000
   Accounts payable                                                                  1,749                 1,599
   Accrued expenses                                                                  3,935                 4,479
   Deferred revenue                                                                    373                   464
                                                                       --------------------  -------------------
Total current liabilities                                                            6,057                12,542
Long-term interest payable to stockholder                                           16,995                15,580
Long-term debt, net of debt discount                                                18,244                17,942
Long-term debt to stockholder, net of debt discount                                 33,538                33,170
                                                                       --------------------  -------------------
Total liabilities                                                                   74,834               79,234
                                                                       --------------------  -------------------
Commitments and contingencies                                                            -                     -
Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, 861 issued and outstanding as of September 30,
2006 and March 31, 2006, liquidation value $8,610                                    8,610                 8,610
Stockholders' deficit:
   Common stock, $0.001 par value, 200,000,000 shares authorized;
   101,253,270 and 89,883,539 shares outstanding as of September 30,
   2006 and March 31, 2006                                                             101                    90
   Additional paid-in capital                                                      448,662               426,745
   Notes receivable from stockholder                                               (5,164)               (5,164)
   Accumulated deficit                                                           (504,650)             (494,224)
   Accumulated other comprehensive loss                                            (3,669)               (3,659)
                                                                       --------------------  -------------------
Total stockholders' deficit                                                       (64,720)              (76,212)
                                                                       --------------------  -------------------
Total liabilities, preferred stock and stockholders' deficit                 $      18,724          $     11,632
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
                                   (Unaudited)


                                                 Three Months Ended September 30,            Six Months Ended
                                                                                               September 30,
                                                 ---------------------------------    --------------------------------
                                                      2006              2005               2006              2005
                                                 ---------------    --------------    ---------------    -------------

Revenue:
     Battery and system sales                        $   6,186         $   5,346         $    9,176        $   8,607
     Licensing and royalty revenue                         190               172                368              316
                                                 ---------------    --------------    ---------------    -------------
Total revenues                                           6,376             5,518              9,544            8,923

Cost of sales                                            5,297             7,344              8,443           12,671
                                                 ---------------    --------------    ---------------    -------------
Gross margin profit (loss)                               1,079            (1,826)             1,101           (3,748)
Operating expenses:
     Research and product development                      795             1,693              1,889            3,385
     Marketing                                             547               519                976            1,242
     General and administrative                          2,224             2,485              4,400            5,855
     Share based compensation                              442                 -                706                -
     Depreciation and amortization                         225               182                406              349
     (Gain)/loss on disposal of assets                    (13)               (7)                 2              (621)
     Contract settlement charges                             1                 -                 24                -
                                                 ---------------    --------------    ---------------    -------------
Total operating expenses                                 4,221             4,872              8,403           10,210
                                                 ---------------    --------------    ---------------    -------------

Operating loss                                          (3,142)           (6,698)            (7,302)         (13,958)
Interest and other income                                  241               194                349              286
Interest expense                                        (1,824)           (1,496)            (3,386)          (2,471)
                                                 ---------------    --------------    ---------------    -------------
Net loss                                                (4,725)           (8,000)           (10,339)         (16,143)
Dividends on preferred stock                                43                43                 86               86
Preferred stock accretion                                    -                10                  -               21
                                                 ---------------    --------------    ---------------    -------------
Net loss available to common stockholders,
     basic and diluted                               $  (4,768)        $  (8,053)        $  (10,425)       $ (16,250)
                                                 ===============    ==============    ===============    =============
Other comprehensive loss:
     Net loss                                        $  (4,725)        $  (8,000)        $  (10,339)       $ (16,143)
     Change in foreign currency translation
     adjustments                                            (1)              132               (10)             189
                                                 ---------------    --------------    ---------------    -------------
Comprehensive loss                                   $  (4,726)        $  (7,868)        $  (10,349)       $ (15,954)
                                                 ===============    ==============    ===============    =============
Net loss per share available to common
     stockholders                                    $   (0.05)        $   (0.09)        $    (0.11)       $    (0.18)
                                                 ===============    ==============    ===============    =============
Shares used in computing net loss per share
     available to common stockholders, basic
     and diluted.                                       98,367            89,564             96,076           88,976
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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              Six Months Ended September 30,
                                                                             ---------------------------------
                                                                                  2006                2005
                                                                             --------------     --------------
Cash flows from operating activities:
Net loss                                                                      $   (10,339)       $   (16,143)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    406                301
     Accretion of debt discount and other                                             609                465
     Interest income on stockholder note receivable                                     -               (141)
     Deferred compensation expense                                                      -                (54)
     Share based compensation                                                         706                282
     (Gain)/loss on disposal of property, plant, equipment                              2               (621)
Changes in operating and other assets and liabilities:
     Trade receivables                                                             (2,379)            (1,720)
     Inventory                                                                     (2,614)            (2,408)
     Prepaid and other current assets                                                 307               (890)
     Accounts payable                                                                 150              1,753
     Accrued expenses and long-term interest                                          911              1,098
     Deferred revenue                                                                (91)               (286)
                                                                             --------------    ---------------
Net cash used in operating activities                                             (12,332)           (18,364)
                                                                             --------------    ---------------

Cash flows from investing activities:
     Purchases of property, plant & equipment                                        (741)              (773)
     Proceeds from sale of property, plant & equipment                                 15                621
                                                                             --------------    ---------------
Net cash used in investing activities                                                (726)              (152)
                                                                             --------------    ---------------

Cash flows from financing activities:
     Proceeds from notes payable to stockholder                                     5,000                  -
     Proceeds from long-term debt                                                       -             19,634
     Dividends paid                                                                     -                (85)
     Interest received on stockholder note receivable                                   -                281
     Proceeds from stock option exercises                                             133                562
     Proceeds from issuance of common stock, net of issuance costs                  9,986              5,906
                                                                             --------------    ---------------
Net cash provided by financing activities                                          15,119             26,298
Effect of foreign exchange rates on cash
     and cash equivalents                                                              10                129
                                                                             --------------    ---------------
Increase in cash and cash equivalents                                               2,071              7,911
Cash and cash equivalents, beginning of period                                        612              2,500
                                                                             --------------    ---------------
Cash and cash equivalents, end of period                                       $    2,683        $    10,411
                                                                             --------------    ---------------

Supplemental Information:
     Conversion of notes payable to stockholder into common stock              $   11,101        $         -
     Interest paid                                                                    932                  -



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of September 30, 2006, its consolidated results of operations for each of the three-and six-month periods ended September 30, 2006 and September 30, 2005, and the consolidated cash flows for the six-month periods ended September 30, 2006 and September 30, 2005. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2006. The results for the three- and six-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The year-end condensed consolidated balance sheet data as of March 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

In February 2002, the Company unveiled its Saphion(R) technology, a lithium-ion technology which utilizes a phosphate-based cathode material. The Company believes that Saphion(R) technology addresses the major weaknesses of existing technology while offering a solution that is competitive in cost and performance. The Company believes that by incorporating a phosphate-based cathode material, its Saphion(R) technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, marine, portable appliances, telecommunications, and utility back-up systems. Currently, the Company offers its Saphion(R) technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell.

The Company's business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its wholly owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(TM) Power System and U-Charge(R) Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

3. GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $504.7 million as of September 30, 2006. For the six-month period ended September 30, 2006 the Company has incurred a net loss available to common stockholders of $10.4 million. For the years ended March 31, 2006 and 2005, the Company sustained net losses of $32.9 and $32.2 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company's ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At September 30, 2006, the Company's principal sources of liquidity were cash and cash equivalents of $2.7 million. The Company expects its sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2007 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations and from the sale of U-Charge(R) Power Systems will be insufficient to cover the Company's operating expenses. Management depends upon the Company's ability to periodically arrange for additional equity or debt financing to meet liquidity requirements. Unless product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the historical operating results and the amount of our existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

Stock-based Compensation:

Prior to April 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. No employee compensation cost for stock options was recognized in the consolidated income statements for periods prior to April 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised
2004), Share-Based Payment ("SFAS 123R"), which revises SFAS 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB No. 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options to be recognized in the statement of operations, generally over the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting. SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. The Company adopted SFAS 123R on April 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning April 1, 2006 for all share-based payments granted on or after that date and for awards granted to employees prior to April 1, 2006 that remain unvested on that date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. See Note 12 to the condensed consolidated financial statements for disclosures required by SFAS 123R and related pronouncements.

Recent Accounting Pronouncements:


In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory beginning April 1, 2006. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.


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

Net Loss per Share:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-and six-month periods ended September 30, 2006 and 2005 were as follows:


                                                  Three Months Ended             Six Months Ended
                                                     September 30,                September 30,
                                                   2006         2005            2006         2005
                                               ------------- ------------    ------------ ------------

Shares reserved for conversion of Series C
preferred stock                                   3,628,634    2,530,202       3,628,634    2,530,202
Common stock options                              9,273,492   11,840,532       9,273,492   11,840,532
Warrants to purchase common stock                 2,955,643    2,955,643       2,955,643    2,955,643
                                               ------------- ------------    ------------ ------------
Total                                            15,857,769   17,326,377      15,857,769   17,326,377
                                               ============= ============    ============ ============


5. INVENTORY:

Inventory consisted of the following (in thousands) at:

                           September 30, 2006       March 31, 2006
                           ------------------    -------------------
     Raw materials               $       359           $       891
     Work in process                   4,403                 1,422
     Finished goods                      590                   425
                           ------------------    -------------------
                                 $                     $
                                       5,352                 2,738
                           ==================    ===================

Included in inventory at September 30, 2006 and March 31, 2006 were valuation allowances of $5.2 million and $5.3 million, respectively to reduce their carrying values to lower of cost or market.


6. PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment, net of accumulated depreciation and impairment consisted of the following (in thousands) at:

                                         September 30, 2006      March 31, 2006
                                         ------------------    ------------------
  Leasehold improvements                    $       992          $       738
  Machinery and equipment                         5,281                7,854
  Office and computer equipment                   1,688                2,032
  Construction in progress                          125                   84
                                         ------------------    ------------------
    Total cost                                    8,086               10,708
  Less:  accumulated depreciation                (4,557)              (5,624)
  Less:  impairment                                 (82)              (2,032)
                                         ------------------    ------------------
    Total cost, net of depreciation         $     3,447         $      3,052
                                         ==================    ==================

7.       INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:


                                                 September 30, 2006       March 31, 2006
                                                 -------------------   -------------------
    Intellectual property before impairment          $                      $
                                                        13,602                   13,602
    Less:  accumulated amortization                     (4,880)                  (4,820)
    Less:  Impairment                                   (8,494)                  (8,494)
                                                 -------------------   -------------------
    Intellectual property, net                       $     228              $       288
                                                 ===================   ===================



Amortization expense for the three- and six-month periods ended September 30, 2006 was approximately $29,000 and $60,000, respectively. Amortization expense for the three- and six-month periods ended September 30, 2005 was approximately $29,000 and $58,000, respectively.

8. CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER:

On July 10, 2006, the Company issued convertible promissory notes in favor of Berg & Berg Enterprises, LLC ("Berg & Berg"), an affiliate of Carl Berg, the Company's chairman of the board and managing member of Berg & Berg, in the principal amounts of $2.0 million. On July 20, 2006 the Company issued convertible promissory notes in favor of Berg & Berg in the principal amount of $1.0 million. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.73 and $1.33, respectively, the closing bid price of the Company's common stock on July 9 and 19, 2006. The notes and accrued interest were converted into a total of 1,885,302 common shares of the Company at $1.73 and $1.38, respectively. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares are restricted from trading by West Coast
Venture Capital, an affiliate of Mr. Berg, for one year from the date of issuance, unless registered, and then may be traded only in compliance with the volume restrictions and other applicable restrictions.

On June 21, 2006, the Company issued convertible promissory notes in favor of Berg & Berg in the principal amounts of $2.0 million. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company's common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company's common stock on June 20, 2006. The notes and accrued interest were converted into a total of 1,188,332 common shares of the Company on July 25, 2006. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares are restricted from trading by West Coast Venture Capital for one year from the date of issuance, unless registered, and then may be traded only in compliance with the volume restrictions and other applicable restrictions.

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

9. LONG TERM DEBT:

                                         September 30, 2006      March 31, 2006
 (in thousands)                          ------------------    ------------------

  2005 Loan balance                        $       20,000         $    20,000
  Unaccreted debt discount                         (1,756)
                                                                       (2,058)
                                         ------------------    ------------------
  Balance                                  $       18,244         $    17,942
                                         ------------------    ------------------

  2001 Loan to stockholder balance                 20,000              20,000
  1998 Loan to stockholder balance                 14,950              14,950
  Unaccreted debt discount                         (1,412)             (1,780)
                                         ------------------    ------------------
       Balance                              $      33,538              33,170


In June 2005, the Company obtained a $20.0 million funding commitment from Mr. Carl Berg, the Company's chairman of the board and principal stockholder. The amount of Mr. Berg's funding commitment was reduced in connection with the purchase of the Series C-2 Convertible Preferred Stock in July 2005 by Berg & Berg Enterprises LLC ("Berg & Berg"), the purchase of the Series C-1 Convertible Preferred Stock in December 2005 by Berg & Berg, and the convertible notes payable to stockholder discussed in Footnote 8. At September 30, 2006 this funding commitment has been fully utilized by the Company.

On July 13, 2005, the Company secured a $20.0 million loan (the "2005 Loan") from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Berg. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (9.38% as of September 30,
2006). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years.

The Company used $2.5 million of the proceeds from the loan to repay a June 30, 2005 draw from Mr. Berg's funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney's fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through September 30, 2006, a total of approximately $622,000 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on September 30, 2008. The fair value assigned to these warrants, totaling approximately $2.768 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months, 100% volatility, and a risk-free rate of 5.5%. Through September 30, 2006, a total of $2.657 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the six-month periods ended September 30, 2006 and 2005 were $368,000 and $404,000, respectively. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $7.522 million and $6.708 million as of September 30, 2006 and March 31, 2006, respectively.

In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of September 30, 2006, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (9.0% at September 30, 2006). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. The accrued interest amounts for the 1998 Loan were $9.474 million and $8.51 million as of September 30, 2006 and March 31, 2006, respectively.

In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance, using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of September 30, 2006, a total of $2.159 million has been accreted. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

10. COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its Segway and its U-Charge(R) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The total warranty liability as of September 30, 2006 is $1.346 million.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed
(i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 per share or the closing bid price of the Company's common stock on December 13, 2005 ($1.98) and
(ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 per share or the closing bid price of the Company's common stock on July 13, 2005 ($2.96).

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

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first and second quarter of fiscal 2007, no shares were granted under this plan. At September 30, 2006, the Company had 21,260 shares available for grant under the 1996 Non-Employee Director's Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During the first and second quarter of fiscal 2007, no shares were granted under this plan. At September 30, 2006, the Company had 821,442 shares available for grant under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first and second quarter of fiscal 2007, 606,000 shares were granted under this plan. At September 30, 2006, the Company had 2,413,564 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):


                                              Outstanding Options
                                 ----------------------------------------------
                                      Number of               Weighted Average
                                       Shares                  Exercise Price
                                 -------------------        -------------------
Balance at March 31, 2006                 9,045                    $ 4.97
                                 -------------------        -------------------
   Granted                                  606                    $ 1.78
   Exercised                                (76)                   $ 1.46
   Canceled                              (3,558)                   $ 4.83
                                 -------------------        -------------------
Balance at September 30,                                           $ 4.51
2006                                      6,017
                                 ===================

The following table summarizes information about fixed stock options outstanding at September 30, 2006 (shares in thousands):

                                Options Outstanding                        Options Exercisable
                   ---------------------------------------------------------------------------------
                                   Weighted
                                   Average                                                  Weighted
                                  Remaining                                                  Average
   Range of          Number      Contractual Life     Weighted Average        Number        Exercise
Exercise Prices    Outstanding      (years)            Exercise Price       Exercisable       Price
----------------   -----------   ----------------    -----------------      -----------     ---------

 $0.63 - $1.99        1,463          7.69                $    1.64              200          $  1.33
 $1.99 - $4.62        2,739          7.53                $    3.07              547          $  3.39
 $4.62 - $10.06       1,541          2.36                $    6.49            1,480          $  6.54
 $10.06 - $15.75         60          3.65                $   11.73               60          $ 11.73
 $15.75 - $23.56        113          3.14                $   20.41              113          $ 20.41
 $23.56 - $34.62        101          2.92                $   32.93              101          $ 32.93
----------------   -----------   ----------------    -----------------      -----------     ---------
 $ 0.63 - $34.62      6,017          6.05              $      4.51            2,501          $  7.25


Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three- and six-months ended September 30, 2006, $442,000 and $706,000 of stock based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For fiscal year 2006, compensation expense was not recorded consistent with the provisions of SFAS 123, as amended by SFAS 148. Had compensation expense been recorded the pro forma net loss would have been reported as follows (in thousands):


                                                        Three Months Ended     Six Months Ended
                                                           September 30,         September 30,
                                                               2005                  2005
                                                        --------------------   -------------------
Net loss available to stockholders - as reported           $    (8,053)           $   (16,250)

Add: stock-based compensation expense,
     net of related taxes                                         (684)                (1,367)
                                                        --------------------   -------------------
Net loss available to stockholders - pro forma             $    (8,737)               (17,617)
                                                        ====================   ===================
Net loss available to stockholders per share,
     basic and diluted - as reported                       $     (0.09)            $    (0.18)
Net loss available to stockholders per share,
basic and diluted - pro forma                              $     (0.10)            $   (0.20)



As of June 30, 2006 the Company had a total of $3.359 million in compensation costs related to stock-based compensation to recognize over a remaining service period of 5 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2007 and 2006:


                                                September 30,
                                             2006            2005
                                        --------------  ----------------

  Risk-free interest rate                   4.72%           3.72%
  Expected life                           5.0 years       5.0 years
  Volatility                               84.65%           93.31%
  Dividend yield                            None             None

13. RELATED PARTY TRANSACTIONS:

On August 17, 2006, West Coast Venture Capital purchased 534,759 shares of the Company's common stock for $1.0 million. The purchase price of $1.87 per share equaled the closing bid price of the Company's common stock as of August 16, 2006.

On August 3, 2006, West Coast Venture Capital purchased 1,298,702 shares of the Company's common stock for $2.0 million. The purchase price of $1.54 per share equaled the closing bid price of the Company's common stock as of August 3, 2006.

On May 11, 2006, West Coast Venture Capital purchased 646,552 shares of the Company's common stock for $1.5 million. This represented a funding on the $20.0 million funding commitment previously made by Berg & Berg. The purchase price of $2.32 per share equaled the closing bid price of the Company's common stock as of May 10, 2006.

On April 3, 2006, West Coast Venture Capital purchased 401,606 shares of the Company's common stock for $1.0 million. This represented a funding on the $20.0 million funding commitment previously made by Berg & Berg. The purchase price of $2.49 per share equaled the closing bid price of the Company's common stock as of March 31, 2006.

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

In June 2004, Mr. Berg agreed to provide a $20 million backup equity funding commitment. This funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of June 30, 2006, the Company has drawn down all of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

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

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2005, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at September 30, 2006). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008, and the Company granted to Berg & Berg a 90-day option, effective October 1, 2006, to require that interest will accrue on the loan as compound interest.

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

As of September 30, 2006 and March 31, 2006, amounts of $5.16 million were outstanding under Dawson Note One and Dawson Note Two. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is due annually, has been paid through March 4, 2005, and is in arrears at September 30, 2006.

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

Long-lived asset information by geographic area at September 30, 2006 and March 31, 2006 is as follows (in thousands):


                                 September 30, 2006        March 31, 2006
                                 ------------------      -------------------
    United States                    $      622              $      648
    International                          3053                   2,692
                                 ------------------      -------------------
    Total                            $    3,675              $    3,340
                                 ===================     ===================

Revenues by geographic area for the three- and six-month periods ended September 30, 2006 and 2005 are as follows (in thousands):


                         Three Months Ended September 30,     Six Months Ended September 30,
                         --------------------------------    -------------------------------
                               2006              2005             2006            2005
                         --------------    --------------    --------------   --------------
  United States            $    5,242        $    5,130        $     8005       $    8,337
  International                 1,134               388             1,539              586
                         --------------    --------------    --------------   --------------
  Total                    $    6,376             5,518             9,544            8,923
                         ==============    ==============    ==============   ==============


15. SUBSEQUENT EVENTS:

From October 1, 2006 through November 3, 2006, the Company placed 434,200 shares through a Controlled Equity Common Stock offering for a total net proceeds amount of $818,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as the Company, we or us, our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, (b) our product development strategies, (c) trends affecting our manufacturing capabilities; (d) trends affecting the commercial acceptability of our products, and (e) our business and growth strategies. You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Cautionary Statements and Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three- and six-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007.

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

To date, we have achieved the following successes in implementing our business plan:

o  Proven the commercial feasibility of our technology;

o Launched new Saphion(R) technology-based products, including our N-Charge(TM) Power System family and introduced our U-Charge(R) Power System family of products, intended to be a direct replacement for existing lead acid battery applications in the market today and to compete for emerging motive applications;

o Established relationships with top tier customers across many of the target markets for our products, while continuing to build our brand awareness in multiple channels;

o Closed and sold our high-cost manufacturing facility in Northern Ireland and established key manufacturing partnerships in Asia to facilitate low-cost, quality production;

o Established key manufacturing partnerships in Asia to facilitate low-cost, quality production;

o Announced a joint technology development program with Segway Inc. to develop long-range battery packs using our Saphion(R) technology for Segway's human transporter product. Production of the Segway battery packs began in March 2005 and they are currently available through Segway's distribution channel;

o Consolidated three China facilities into one site to serve as our powder production, research and development, and assembly facility;

o  Closed the Oxford, UK research facility; and;

o Developed a phosphate-based lithium-ion power cell. Batteries designed with power cells can be discharged and charged more quickly than batteries designed with energy cells. This makes them ideal for applications that require powerful bursts rather than slow discharges of energy, such as portable appliances and future generations of hybrid and electric vehicles. Our new Saphion(R) power cell offers significant cycling, weight and longevity benefits over nickel metal hydride (NiMeH) and nickel-cadmium
   (NiCd) battery technologies.

At $6.4 million, our revenue for the second quarter of fiscal 2007 was above our previously announced revenue guidance. Second quarter revenue for fiscal 2007 increased $858,000, or 15.5%, from the second quarter of fiscal 2006. Gross margin profit was 16.9% for the second quarter of fiscal 2007, compared with gross margin loss of (33.1%) for the second quarter of fiscal 2006. During the second quarter of fiscal 2007, we continued our efforts to drive down costs while increasing production at our subsidiaries in China, which became operational in late fiscal 2005.

Our business headquarters is located in Austin, Texas, our research and development centers is in Las Vegas, Nevada, our European sales is in Mallusk, Northern Ireland, our Asia sales office in Shanghai, China and our manufacturing and product development center is in Suzhou, China.

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


Results of Operations

The following table summarizes the results of our operations for the three-months and six-months ended September 30, 2006 (also referred to as the second quarter and first half, respectively, of fiscal 2007) and September 30, 2005 (also referred to as the second quarter and first half, respectively, of fiscal 2006):


                                         Three Months Ended                             Six Months Ended
                            ---------------------------------------     ------------------------------------------
                            September 30, 2006    September 30,2005     September 30, 2006     September 30, 2005
                            ------------------    -----------------     ------------------     -------------------
(dollars in thousands)           % of Revenue         % of Revenue           % of Revenue           % of Revenue
Battery and systems sales     $  6,186     97%     $ 5,346      97%      $   9,176     96%      $  8,607       96%
Licensing and royalty              190      3%         172       3%            368      4%           316       4%
                             ---------- -------   ---------- --------    ------------ ------    ------------ -------
Total revenues                   6,376    100%       5,518     100%          9,544    100%         8,923     100%
Gross profit (loss)              1,079     17%      (1,826)    -33%          1,101     12%        (3,748)    -42%
Operating expenses               4,221     66%       4,872      88%          8,403     88%        10,210     114%
Operating loss                  (3,142)   -49%      (6,698)    121%         (7,302)   -77%       (13,958)   -156%
                            ---------- -------    ---------- -------    ------------ ------    ------------ -------
Net loss                      $ (4,725)   -74%      (8,000)   -145%      $ (10,339)  -108%     $ (16,143)   -181%
                            ========== =======    ========== =======    ============ ======    ============ =======


Revenues and Gross Margin

Battery and System Sales: Battery and system sales increased by $840,000, or 15.7%, to $6.186 million in the second quarter of fiscal 2007 from $5.346 million in the second quarter of fiscal 2006. Battery and system sales increased by $569,000, or 6.6%, in the first half of fiscal 2007 from $8.607 million in the first half of fiscal 2006. The increase in battery and system sales was primarily the result of sales of the Segway Inc. battery pack and other N-Charge products. Overall, we saw a 68.2% increase in large-format sales in the second quarter of fiscal 2007 compared to the first quarter of fiscal 2007. These systems comprised 69.0% of our total revenue for the three months ended September 30, 2006. Due to the shift in our revenue base from small-format to large-format products and the high cost of doing business in the retail channel during the third quarter of fiscal 2006, we ceased sales of N-Charge products through our retail channels. We continue to sell the N-Charge product through our reseller channels with a continued emphasis in the healthcare and education sectors. Revenues from the sales of our small-format products accounted for 23% and 34% of our total revenue for the three months ended September 30, 2006 and 2005. Product shipments to resellers that are subject to right of return and monies received for future obligations are recorded on the balance sheet as deferred revenue. We had $373,000 in deferred revenue on our balance sheet at September 30, 2006.

Licensing and Royalty Revenue: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal second quarter 2007 licensing and royalty revenue was $190,000 compared with $172,000 for the same quarter in fiscal 2006. Licensing and royalty revenue was primarily from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

Gross Margin (Loss): Gross margin as a percentage of revenue was 16.9% for the second quarter of fiscal 2007 as compared to (33.1%) in the second quarter of fiscal 2006. Gross margin was 11.5% in the first half of fiscal 2007 and was (42.0%) in the first half of fiscal 2006. Gross margins in fiscal 2006 were impacted by the ramp-up cost of the Segway Inc. product as well as the manufacturing transition to China. We have successfully transitioned our battery manufacturing and product assembly operations to contract manufacturers in Asia and as well as our manufacturing and product development operations to our subsidiaries in Suzhou, China. As is the case in the first quarter of 2007, we expect cost of sales to continue to decrease as a percentage of sales as production volumes increase, manufacturing yields improve and as we fully capitalize on our lower-cost manufacturing strategy.

Operating Expenses

The following table summarizes operating expenses for the three months and six months ended September 30, 2006 and September 30, 2005:


                                 Three Months Ended September 30,                    Six Months Ended September 30,
                           ----------------------------------------------    ------------------------------------------------
(dollars in thousands)                              Increase/        %                                   Increase/       %
                             2006        2005       (Decrease)    Change        2006         2005       (Decrease)    Change
                           --------    --------    ----------    --------    ---------    ----------   ----------    --------

Research and product
development                  $795       $1,693        $ (898)        -53%     $1,889         3,385      $ (1,496)       -44%
Marketing                     547          519           (28)          5%        976         1,242          (266)       -21%
General and
administrative              2,224       2,485           (261)        -11%      4,400         5,855        (1,455)       -25%
Share based
Compensation                  442           -            442         100%        706             -           706        100%
Depreciation and
amortization                  225         182             43          24%        406           349            57         16%
(Gain)/Loss on
disposal of assets            (13)        (7)             (6)        -86%          2          (621)          619        100%
Contract settlement
charges                         1           -              1         100%         24             -            24        100%
Total operating
expenses                   $4,221      $4,872         $ (651)        -13%     $8,403       $10,210      $ (1,807)       -18%
Percentage of revenues       66%         88%                                    88%          114%





During the second quarter of fiscal 2007, operating expenses were 66.2% of revenue and 88.3% of revenue during the same quarter last year. In the first half of fiscal 2007, operating expenses were 88.0% of revenue and were 114.4% of revenue in the first half of fiscal 2006. The decrease is primarily the result of personnel and expense reduction actions taken during the last three quarters. We reduced operating expenses by $1.807 million or 17.7% for the first six months of fiscal 2007, as compared with the first six months of fiscal 2006.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $898,000, or 53.0%, to $795,000 for the second quarter of fiscal 2007 from $1.693 million for the second quarter of fiscal 2006. Research and product development expenses decreased by $1.496 million, or 44.2%, in the first half of fiscal 2007 to $1.889 million from $3.385 million in the first half of fiscal 2006. The decrease in research and development expenses is the result of cessation of product development work in our Northern Ireland and Oxford England facilities, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $547,000 in the second quarter of fiscal 2007 were $28,000 higher than the comparable period of fiscal 2006. First half of fiscal 2006 marketing expenses of $976,000 were $266,000 lower than the comparable period in fiscal 2006. The decrease in marketing expenses was the result of reduced spending for consulting related to European market development, and reduced lead generation and media advertising expenditures applicable to the retail channel. We expect marketing expenses to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $2.224 million and $2.485 million for the second fiscal quarters of 2007 and 2006, respectively. General and administrative expenses decreased by $1.455 million, or 24.8%, to $4.400 million in the first half of fiscal 2007 from $5.855 million in the first half of fiscal 2006. The decrease was largely due to the continued shift of resources to our Asian operations and improved efficiencies in our US support operations.

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

Depreciation and Amortization. Depreciation and amortization expenses were $225,000 and $182,000 for the second quarters of fiscal 2006 and 2005, respectively. Depreciation and amortization expenses were $406,000 and $349,000 in the first halves of fiscal 2007 and 2006 respectively. The nominal increase in depreciation expense relates to recent additions to property, plant, and equipment in the U.S and in China during the past four fiscal quarters.

Interest Expense. Interest expense relates to our short-term and long-term debt to stockholders and the long term debt from the third party loan obtained on July 13, 2005. Interest expense was $1.824 million and $1.496 million for the second quarter of fiscal 2007 and 2006, respectively, and was $3.386 million and $2.471 million for the first half of fiscal 2007 and fiscal 2006, respectively.

Share Based Compensation. Share based compensation of $706,000 for the first half of 2007 represents compensation costs recognized for all share-based payments granted on or after April 1, 2006 and awards granted to employees prior to April 1, 2006 that remain unvested on that date.


Liquidity and Capital Resources

Liquidity

At September 30, 2006, the Company's principal sources of liquidity were cash and cash equivalents of $2.683 million. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2007 from the N-Charge(TM) Power System and the Segway pack, which are subject to seasonal fluctuations and the sale of the U-Charge(R) Power System will be insufficient to cover the Company's operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

As a result of our limited cash resources and history of operating losses, our previous auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2006 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2007.

The following table summarizes our statement of cash flows for the six months ended September 30, 2006 and 2005:


                                                    Six Months Ended September 30,
                                                 -------------------------------------
(dollars in thousands)                                2006                  2005
                                                 ---------------     -----------------
Net cash flows provided by (used in)
Operating activities                                $  (12,232)           $  (18,364)
Investing activities                                      (726)                 (152)
Financing activities                                    15,119                26,298
Effect of foreign exchange rates                            10                   129
                                                 ---------------     -----------------
Net increase in cash and cash equivalents            $   2,071            $    7,911
                                                 ===============     =================


Our use of cash from operations the first six months of fiscal 2007 and fiscal 2006 was $12.332 million and $18.364 million, respectively. The cash used for operating activities during the first six months of our fiscal 2007 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first six months of fiscal 2007 decreased from the same period of fiscal 2006 by $6.032 million. Working capital in the first six months of fiscal 2007 was less than working capital in the first six months of fiscal 2006 by $1.211 million. The decrease in working capital was primarily due to reduced cash holdings.

In the first six months of fiscal 2007, we had a net decrease in net cash from investing activities of $726,000. Cash used in investing activities during the first three months of fiscal 2006 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities of $15.119 million and $26.298 million during the first six months of fiscal 2007 and 2006, respectively. The financing activities in the first six months of fiscal 2007 included $5.0 million convertible short term notes payable to Berg & Berg, a $5.5 million issuance of common stock to West Coast Venture Capital, an affiliate of Mr. Berg, and $133,000 in stock option exercises. In addition, the Company received net proceeds of $4.486 million from the sale of stock under a controlled equity offering agreement with Cantor Fitzgerald.

As a result of the above, we had a net increase in cash and cash equivalents of $2.071 million during the first six months of fiscal 2007.

Capital Commitments and Debt

At September 30, 2006, we had commitments for capital expenditures for the next 12 months of approximately $380,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

Our cash obligations for short-term and long-term debt, gross of unaccreted discount, consisted of:


(Dollars in thousands)                                     September 30, 2006
                                                          ---------------------
1998 long-term debt to Berg & Berg                          $      14,950
2001 long-term debt to Berg & Berg                                 20,000
2005 long-term debt to third-party                                 20,000
Interest on long-term debt                                         16,995
Current portion  of interest on long-term debt                        119
                                                          ---------------------
Total long-term debt                                         $      72,064
                                                          =====================



Repayment obligations of short-term and long-term debt principal as of September 30, 2006 are:

                                                                   Fiscal year
                             --------    --------    --------    --------    --------    ----------     ----------
(Dollars in thousands)         2007        2008        2009        2010        2011      Thereafter       Total
                             --------    --------    --------    --------    --------    -----------    ----------

Principal repayment              -          -         $34,950        -        $20,000        -           $54,950



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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of September 30, 2006, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                     Payment Due by Period
                                           ------------------------------------------------------------------------
                                                             Less than                                    More than
Contractual Obligations                       Total          One Year      1-2 Years     3-5 Years        5 Years
----------------------------------------   -------------    ------------   ----------    -----------    -----------

Short and long-term debt obligations         $  72,064        $    119      $     -       $  71,945        $    -
Operating lease obligations                      1,142             273          403             466             -
Purchase obligations                             8,427           8,427            -               -             -
Redemption of Convertible Preferred
Stock                                            8,610           8,610            -               -             -
                                           -------------    ------------   ----------    -----------    -----------
Total                                        $  90,243        $ 17,429       $  403       $  72,411         $   -
                                           =============    ============    ==========    ===========   ===========



Change in Certifying Accountant

On August 21, 2006 the Company dismissed Deloitte & Touche LLP as the Company's independent registered public accounting firm. Effective, the same day the Company appointed Helin, Donovan, Trubee & Wilkinson, LLP to serve as its principal independent registered public accounting firm for the fiscal year ending March 31, 2007.

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

                          RISKS RELATED TO OUR BUSINESS


There is doubt about our ability to continue as a going concern

We have experienced significant operating losses in the current and prior years. At September 30, 2006 our principal sources of liquidity were cash and cash equivalents of $2.683 million. Although Mr. Berg may continue to fund the Company's operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our previous auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2006 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

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

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $504.7 million as of September 30, 2006. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2007. We may never achieve or sustain sufficient revenues or profitability in the future.

If we continue to experience significant losses we may be unable to maintain sufficient liquidity to provide for our operating needs.

We reported a net loss available to common stockholders of $10.4 million for the six-month period ended September 30, 2006, a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006 and a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of September 30, 2006, we had approximately $68.9 million of total consolidated indebtedness. Included in this amount are $33.5 million of loans outstanding to an affiliate, $17.0 million of accumulated interest associated with those loans and $18.4 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

 To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the six-month period ended September 30, 2006, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 56%, 11%, and 10%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

We have three key executives, the loss of any of which could harm our business.

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

o  level of development,

o  level of capital reinvestment,

o  control of foreign exchange,

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

At the present time, international, federal, state or local laws do not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association ("IATA"), our N-Charge(TM) Power System (Model VNC-65) and N-Charge(TM) Power System II are exempt from a Class 9 designation for transportation, while our
N-Charge(TM) Power System (Model VNC-130), and U-Charge(R) Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation ("DOT") Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

                  General Risks Associated with Stock Ownership

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of November 3, 2006, our officers, directors and their affiliates as a group beneficially owned approximately 47.1% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 45.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On November 3, 2006, the closing price of our common stock was $1.83. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 101,253,270 shares of common stock as of September 30, 2006. In addition, at September 30, 2006, we had 12,229,135 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (9.375% at September 30, 2006), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On October 6, 2006, the most recent adjustment date, the LIBOR rate was 5.32%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans to a stockholder, which mature in September 2008, and one loan to a third party finance company which matures in July 2010. The first loan to the stockholder has an adjustable rate of interest at 1.0% above the lender's borrowing rate (9.0% at September 30, 2006) and the second loan to the stockholder has a fixed interest rate of 8.0%. The loan to the third party finance company has a monthly floating interest rate as described above. The table below presents principal amounts by fiscal year for our long-term and short-term debt:

                         --------    --------    --------    --------    --------    ----------     ----------
(Dollars in thousands)     2007        2008        2009        2010        2011      Thereafter       Total
                         --------    --------    --------    --------    --------    -----------    ----------
                                                         (dollars in thousands)
Liabilities:
Fixed rate debt           $   -         -         20,000        -             -           -           $   20,000
Variable rate debt        $   -         -         14,950        -             -           -           $   14,950
Variable rate debt        $   -         -              -        -        20,000           -           $   20,000



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

Changes in internal controls

There was no change in our internal controls during the fiscal first and second quarters of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and various risk factors faced by us are also discussed elsewhere in Item 2 of this report. In addition, risk factors are included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending March 31, 2006, filed with the Commission on June 29, 2006. There are no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K for the fiscal year ending March 31, 2006. .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.

10.9 (1) Letter from Deloitte & Touche LLP dated August 24, 2006

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

Footnotes

(1)  Incorporated  by reference  to the exhibit so  described  in the  Company's
     Current Report on Form 8-K, dated August 25, 2006, filed with the Securities and Exchange Commission on August 25, 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: November 3, 2006               By:      /s/ James R. Akridge
                                              ----------------------------------
                                              James R. Akridge
                                              Chief Executive Officer (Principal
                                              Executive Officer)



                                     By:      /s/ Thomas F. Mezger
                                              ----------------------------------
                                              Thomas F. Mezger
                                              Chief Financial Officer and
                                              Assistant Secretary (Principal
                                              Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.9 (1) Letter from Deloitte & Touche LLP dated August 24, 2006

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

Footnotes

(1)  Incorporated  by reference  to the exhibit so  described  in the  Company's
     Current Report on Form 8-K, dated August 25, 2006, filed with the Securities and Exchange Commission on August 25, 2006.

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

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

16. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 3, 2006                         /s/ James R. Akridge
                                                --------------------------------
                                                James R. Akridge,
                                                Principal Executive Officer

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

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

17. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 3, 2006                          /s/ Thomas F. Mezger
                                                --------------------------------
                                                Thomas F. Mezger,
                                                Principal Financial Officer

EXHIBIT 32.1

                                CERTIFICATION OF
                         PRINCIPAL EXECUTIVE OFFICER OF
                            VALENCE TECHNOLOGY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2006, of Valence Technology, Inc. (the "Issuer").

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

Dated:  November 3, 2006                       /s/ James R. Akridge
                                               ---------------------------------
                                               James R. Akridge

EXHIBIT 32.2

                                CERTIFICATION OF
                         PRINCIPAL FINANCIAL OFFICER OF
                            VALENCE TECHNOLOGY, INC.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2006, of Valence Technology, Inc. (the "Issuer").

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


Dated:  November 3, 2006                        /s/ Thomas F. Mezger
                                                --------------------------------
                                                Thomas F. Mezger