Form 10-Q
period 2006-12-31
VALENCE TECHNOLOGY INC
filed 2007-02-08
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

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


           12201 TECHNOLOGY BOULEVARD, SUITE 150,
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

Large accelerated filer  [X]  Accelerated filer  [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     Common Stock, $0.001 par value                      104,347,897
              (Class)                         (Outstanding at February 2, 2007)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES


                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2006



                                              INDEX

                                                                                                                 PAGES

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of

              December 31, 2006 and March 31, 2006................................................................1

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss for Each of the Three- and Nine- Month Periods
              Ended December 31, 2006 and December 31, 2005.......................................................2

              Condensed Consolidated Statements of Cash Flows for
              the Nine- Month Periods Ended
              December 31, 2006 and December 31, 2005.............................................................3

              Notes to Condensed Consolidated Financial Statements................................................4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................................17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................37

     Item 4.  Controls and Procedures............................................................................38


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................................39

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................................39

     Item 3.  Defaults upon Senior Securities....................................................................39

     Item 4.  Submission of Matters to a Vote of Security Holders................................................39

     Item 5.  Other Information..................................................................................39

     Item 6.  Exhibits ..........................................................................................39

SIGNATURE     ...................................................................................................41


                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)

                                                                               December 31, 2006             March 31, 2006
                                                                          ---------------------------    ----------------------
Assets
Current assets:
   Cash and cash equivalents                                                          $       1,880              $        612
   Trade receivables, net of allowance of $113 and $99, respectively                          2,261                     2,376
   Inventory                                                                                  8,399                     2,738
   Prepaid and other current assets                                                           2,123                     2,566
                                                                          ---------------------------    ----------------------
Total current assets                                                                         14,663                     8,292
Property, plant and equipment, net                                                            3,449                     3,052
Intellectual property, net                                                                      200                       288
                                                                          ---------------------------    ----------------------
Total assets                                                                          $      18,312              $     11,632
                                                                          ===========================    ======================

Liabilities and Stockholders' Deficit
Current liabilities:
   Convertible notes payable to stockholder                                           $           -              $      6,000
   Accounts payable                                                                           3,178                     1,599
   Accrued expenses                                                                           3,829                     4,479
   Deferred revenue                                                                             224                       464
                                                                          ---------------------------    ----------------------
Total current liabilities                                                                     7,231                    12,542
Long-term interest payable to stockholder                                                    17,743                    15,580
Long-term debt, net of debt discount                                                         18,364                    17,942
Long-term debt to stockholder, net of debt discount                                          33,722                    33,170
                                                                          ---------------------------    ----------------------
Total liabilities                                                                            77,060                    79,234
                                                                          ---------------------------    ----------------------
Commitments and contingencies                                                                     -                         -
Redeemable convertible preferred stock, $0.001 par value, 1,000 shares authorized, 861 issued and outstanding as of December 31, 2006 and
March 31, 2006, liquidation value $8,610                                                      8,610                     8,610
Stockholders' deficit:
   Common stock, $0.001 par value, 200,000,000 shares authorized; 102,939,645 and 89,883,539 shares outstanding as of December 31,
   2006 and March 31, 2006                                                                      103                        90
   Additional paid-in capital                                                               452,046                   426,745
   Notes receivable from stockholder                                                         (5,164)                   (5,164)
   Accumulated deficit                                                                     (510,611)                 (494,224)
   Accumulated other comprehensive loss                                                      (3,732)                   (3,659)
                                                                          ---------------------------    ----------------------
Total stockholders' deficit                                                                 (67,358)                  (76,212)
                                                                          ---------------------------    ----------------------
Total liabilities, preferred stock and stockholders' deficit                          $      18,312             $      11,632
                                                                          ===========================    ======================
         The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                         Three Months Ended                      Nine Months Ended
                                                             December 31,                           December 31,
                                                 ------------------------------------    -----------------------------------
                                                       2006                2005                2006                2005
                                                 ------------------    --------------    ------------------    -------------
Revenue:
     Battery and system sales                          $    2,085          $  4,565           $    11,261         $ 13,171
     Licensing and royalty revenue                            233               254                   601              571
                                                 ------------------    --------------    ------------------    -------------
Total revenues                                              2,318             4,819                11,862           13,742

Cost of sales                                               2,782             5,971                11,224           18,642
                                                 ------------------    --------------    ------------------    -------------
Gross margin profit (loss)                                   (464)           (1,152)                  638           (4,900)
Operating expenses:
     Research and product development                         911             1,185                 2,800            3,961
     Marketing                                                663               420                 1,639            1,661
     General and administrative                             1,885             2,554                 6,285            9,019
     Share based compensation                                 426                 -                 1,132                -
     Depreciation and amortization                            193               178                   599              528
     (Gain) /loss on disposal of assets                       (84)               11                   (82)            (611)
     Asset impairment charge                                    -               170                     -              170
     Contract settlement charges                                -                 -                    24                -
                                                 ------------------    --------------    ------------------    -------------
Total operating expenses                                    3,994             4,518                12,397           14,728
                                                 ------------------    --------------    ------------------    -------------

Operating loss                                             (4,458)           (5,670)              (11,759)         (19,628)
Interest and other income                                     348               138                   696              425
Interest expense                                           (1,809)           (1,524)               (5,195)          (3,996)
                                                 ------------------    --------------    ------------------    -------------
Net loss                                                   (5,919)           (7,056)              (16,258)         (23,199)
Dividends on preferred stock                                   43                43                   130              130
Preferred stock accretion                                       -                 7                     -               28
                                                 ------------------    --------------    ------------------    -------------
Net loss available to common stockholders,
     basic and diluted                                $    (5,962)         $ (7,106)          $   (16,388)       $ (23,357)
                                                 ==================    ==============    ==================    =============
Other comprehensive loss:
     Net loss                                         $    (5,919)         $ (7,056)          $   (16,258)       $ (23,199)
     Change in foreign currency translation
     adjustments                                              (62)               36                   (73)             226
                                                 ------------------    --------------    ------------------    -------------
Comprehensive loss                                    $    (5,981)         $ (7,020)          $   (16,331)       $ (22,973)
                                                 ==================    ==============    ==================    =============
Net loss per share available to common
     stockholders                                     $     (0.06)         $  (0.08)          $     (0.17)       $   (0.26)
                                                 ==================    ==============    ==================    =============
Shares used in computing net loss per share
     available to common stockholders, basic
     and diluted.                                         101,801            89,715                 98,053          89,223
                                                 ==================    ==============    ==================    =============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                      Nine Months Ended December 31,
                                                                            ---------------------------------------------------
                                                                                        2006                       2005
                                                                            -----------------------------    ------------------
Cash flows from operating activities:
Net loss                                                                                     $  (16,258)         $    (23,199)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                  599                   528
     Asset impairment charge                                                                          -                   170
     Gain/(loss) on disposal of property, plant, equipment                                          (82)                 (611)
     Accretion of debt discount and other                                                           913                   770
     Interest income on stockholder note receivable                                                   -                  (210)
     Deferred compensation expense                                                                    -                   172
     Share based compensation                                                                     1,132                     -
Changes in operating and other assets and liabilities:
     Trade receivables                                                                              115                (2,476)
     Inventory                                                                                   (5,661)               (2,608)
     Prepaid and other current assets                                                               443                (1,432)
     Accounts payable                                                                             1,579                   207
     Accrued expenses and long-term interest                                                      1,513                 2,022
     Deferred revenue                                                                               240                  (835)
                                                                            -----------------------------    ------------------
Net cash used in operating activities                                                           (15,467)              (27,502)
                                                                            -----------------------------    ------------------

Cash flows from investing activities:
     Purchases of property, plant & equipment                                                    (1,430)               (1,355)
     Proceeds from sale of property, plant & equipment                                               15                   611
                                                                            -----------------------------    ------------------
Net cash used in investing activities                                                            (1,415)                 (744)
                                                                            -----------------------------    ------------------

Cash flows from financing activities:
     Proceeds from note payable to stockholder                                                    5,000                 1,000
     Proceeds from long-term debt                                                                     -                19,639
     Dividends paid                                                                                   -                  (130)
     Interest received on stockholder note receivable                                                 -                   281
     Proceeds from stock option exercises                                                           245                   656
     Proceeds from issuance of common stock, net of issuance costs                               12,832                 5,906
                                                                            -----------------------------    ------------------
Net cash provided by financing activities                                                        18,077                27,352
                                                                            -----------------------------    ------------------
Effect of foreign exchange rates on cash
     and cash equivalents                                                                            73                   226
                                                                            -----------------------------    ------------------
Increase (decrease) in cash and cash equivalents                                                  1,268                  (668)
Cash and cash equivalents, beginning of period                                                      612                 2,500
                                                                            -----------------------------    ------------------
Cash and cash equivalents, end of period                                                 $        1,880            $    1,832
                                                                            =============================    ==================
Supplemental information:
     Conversion of notes payable to stockholder into common stock                                11,101                     -
     Interest paid                                                                       $        1,406            $        -

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the "Company") as of December 31, 2006, its consolidated results of operations for each of the three-and nine-month periods ended December 31, 2006 and December 31, 2005, and the consolidated cash flows for the nine-month periods ended December 31, 2006 and December 31, 2005. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2006. The results for the three- and nine-month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007. The year-end condensed consolidated balance sheet data as of March 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3.   GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

GOING CONCERN:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $510.6 million as of December 31, 2006. For the nine-month period ended December 31, 2006 the Company has incurred a net loss available to common stockholders of $16.4 million. For the years ended March 31, 2006 and 2005, the Company sustained net losses of $32.9 and $32.2 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company's ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2006, the Company's principal sources of liquidity were cash and cash equivalents of $1.88 million. The Company expects its sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2007 from the N-Charge(TM) Power System and the battery pack for Segway, Inc., which are subject to seasonal fluctuations and from the sale of U-Charge(R) Power Systems will be insufficient to cover the Company's operating expenses. Management depends upon the Company's ability to periodically arrange for additional equity or debt financing to meet liquidity requirements. Unless product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the historical operating results and the amount of our existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

NET LOSS PER SHARE:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-and nine-month periods ended December 31, 2006 and 2005 were as follows:

                                                                 Three Months Ended            Nine Months Ended
                                                                    December 31,                  December 31,
                                                                  2006         2005            2006         2005
                                                              ------------- ------------    ------------ ------------
         Shares reserved for conversion of Series C
         preferred stock                                         3,628,634    3,629,470       3,628,634    3,629,470
         Common stock options                                    9,199,365   11,774,226       9,199,365   11,774,226
         Warrants to purchase common stock                       2.955,643    2,955,643       2,955,643    2,955,643
                                                              ------------- ------------    ------------ ------------
         Total                                                  15,783,642   18,359,339      15,783,642   18,359,339
                                                              ============= ============    ============ ============

5.   INVENTORY:

Inventory consisted of the following (in thousands) at:

                                                  December 31, 2006          March 31, 2006
                                                ----------------------    ---------------------

                    Raw materials                       $       1,665              $       891
                    Work in process                             5,810                    1,422
                    Finished goods                                924                      425
                                                ----------------------    ---------------------
                                                        $       8,399             $      2,738
                                                ======================    =====================

Included in inventory at December 31, 2006 and March 31, 2006 were valuation allowances of $5.0 million and $5.3 million, respectively to reduce their carrying values to lower of cost or market.

6.   PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment, net of accumulated depreciation and impairment consisted of the following (in thousands) at:


                                                                  December 31, 2006            March 31, 2006
                                                               -------------------------    ----------------------
            Leasehold improvements                                      $        1,079              $        738
            Machinery and equipment                                              3,846                     7,854
            Office and computer equipment                                        2,556                     2,032
            Construction in progress                                                56                        84
                                                               -------------------------    ----------------------
              Total cost                                                         7,537                     10,708
            Less:  accumulated depreciation                                     (4,006)                   (5,624)
            Less:  impairment                                                      (82)                   (2,032)
                                                               -------------------------    ----------------------
              Total cost, net of depreciation                           $        3,449             $       3,052
                                                               =========================    ======================





7.   INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

                                                           December 31, 2006          March 31, 2006
                                                         ----------------------    ---------------------
         Intellectual property before impairment                $      13,602             $     13,602
         Less:  accumulated amortization                               (4,908)                  (4,820)
         Less:  Impairment                                             (8,494)                  (8,494)
                                                         ----------------------    ---------------------
         Intellectual property, net                              $        200              $       288
                                                         ======================    =====================


Amortization expense for the three- and nine-month periods ended December 31, 2006 and 2005 was approximately $29,000 and $88,000, respectively.

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

9.   LONG TERM DEBT:

         (in thousands)                            December 31, 2006               March 31, 2006
                                                ------------------------    -----------------------------
         2005 Loan balance                              $       20,000               $    20,000
         Unaccreted debt discount                               (1,636)                   (2,058)
                                                ------------------------    -----------------------------
         Balance                                        $       18,364               $    17,942
                                                ------------------------    -----------------------------

         2001 Loan to stockholder balance                       20,000                    20,000
         1998 Loan to stockholder balance                       14,950                    14,950
         Unaccreted debt discount                               (1,228)                   (1,780)
                                                ------------------------    -----------------------------
         Balance                                        $       33,722               $    33,170
                                                ------------------------    -----------------------------


In June 2005, the Company obtained a $20.0 million funding commitment from Mr. Carl Berg, the Company's chairman of the board and principal stockholder. The amount of Mr. Berg's funding commitment was reduced in connection with the purchase of the Series C-2 Convertible Preferred Stock in July 2005 by Berg & Berg Enterprises LLC ("Berg & Berg"), the purchase of the Series C-1 Convertible Preferred Stock in December 2005 by Berg & Berg, and the convertible notes payable to stockholder discussed in Footnote 8. At December 31, 2006 this funding commitment has been fully utilized by the Company.

On July 13, 2005, the Company secured a $20.0 million loan (the "2005 Loan") from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Berg. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (9.38% as of December 31, 2006). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years.

The Company used $2.5 million of the proceeds from the loan to repay a June 30, 2005 draw from Mr. Berg's funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney's fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense. Through December 31, 2006, a total of approximately $742,000 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and expire on September 30, 2008. The fair value assigned to these warrants, totaling approximately $2.768 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months, 100% volatility, and a risk-free rate of 5.5%. Through December 31, 2006, a total of $1.541 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended December 31, 2006 and 2005 were $409,000, respectively. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $7.93 million and $6.708 million as of December 31, 2006 and March 31, 2006, respectively.

In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of December 31, 2006, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (9.0% at December 31, 2006). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. The accrued interest amounts for the 1998 Loan were $9.813 million and $8.51 million as of December 31, 2006 and March 31, 2006, respectively.

In fiscal 1999, the Company issued warrants to purchase 594,031 shares of common stock to Berg & Berg in conjunction with the 1998 Loan agreement, as amended. The warrants were valued using the Black-Scholes valuation method and had an average weighted fair value of approximately $3.63 per warrant at the time of issuance, using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. The fair value of these warrants, totaling approximately $2.159 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense to be amortized over the life of the line of credit. As of December 31, 2006, a total of $2.159 million has been accreted. Interest payments on the loan are currently being deferred, and are recorded as long-term interest.

All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

10.  COMMITMENTS AND CONTINGENCIES:

WARRANTIES:

The Company has established a warranty reserve in connection with the sale of N-Charge(TM) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of its battery pack for Segway, Inc. and its U-Charge(R) Power Systems. In addition, the Company has established a reserve for its 30-day right of return policy under which a direct customer may return a purchased N-Charge(TM) Power System. The total warranty liability as of December 31, 2006 is $1.292 million included in accrued expenses on the Company's balance sheet.

LITIGATION:

On February 14, 2006, Hydro-Quebec filed an action against Valence Technology, Inc. in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion(R) Technology, the technology utilized in all of the Company's commercial products, infringes U.S. Patent No.'s 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec's amended complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and the Company has filed a response denying the allegations. The Court has issued a stay of proceedings pending the outcome of reexaminations of the two patents by the US Patent and Trademark Office. The Company's management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as pursue all of its available legal remedies.

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

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first and second quarter of fiscal 2007, no shares were granted under this plan. At December 31, 2006, the Company had 21,260 shares available for grant under the 1996 Non-Employee Director's Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During the first and second quarter of fiscal 2007, no shares were granted under this plan. At December 31, 2006, the Company had 833,940 shares available for grant under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first, second, and third quarter of fiscal 2007, 681,000 shares were granted under this plan. At December 31, 2006, the Company had 2,368,822 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):


                                  Outstanding Options
                            ----------------------------------------------------
                                     Number of              Weighted Average
                                       Shares                Exercise Price
                            -----------------------    -------------------------
 Balance at March 31, 2006              9,045                  $ 4.97
                            -----------------------    -------------------------
   Granted                                681                  $ 1.81
   Exercised                             (151)                 $ 1.49
   Canceled                            (3,600)                 $ 4.82
                            -----------------------    -------------------------
Balance at December 31, 2006            5,975                  $ 4.52
                            =======================    =========================

         The following table summarizes information about fixed stock options outstanding at December 31, 2006 (shares in thousands):


                                                      Options Outstanding                        Options Exercisable
                                ---------------------------------------------------------------------------------------------

                                                 Weighted
                                                 Average                                                  Weighted
                                                Remaining                                                 Average
               Range of            Number     Contractual Life    Weighted Average        Number          Exercise
            Exercise Prices     Outstanding       (years)          Exercise Price       Exercisable         Price
------------------------------------------------------------------------------------------------------------------------------
         $0.63 - $1.99            1,410            7.82               1.65                373               1.49

         $1.99 - $4.62            2,753            7.58               3.05                732               3.37

         $4.62 - $10.06           1,538            2.35               6.49              1,480               6.54

         $10.06 - $15.75             60            3.65              11.73                 60              11.73

         $15.75 - $23.56            113            3.14              20.41                113              20.41

         $23.56 - $34.62            101            2.92              32.93                101              32.93
------------------------------------------------------------------------------------------------------------------------------
         $0.63 - $34.62           5,975            6.09               4.52              2,859               6.66


         Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three- and nine-months ended December 31, 2006, $426,000 and $1.132 million of stock based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For fiscal year 2006, compensation expense was not recorded consistent with the provisions of SFAS 123, as amended by SFAS 148. Had compensation expense been recorded the pro forma net loss would have been reported as follows (in thousands):


                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                         DECEMBER 31,           DECEMBER 31,
                                                                             2005                    2005
                                                                        -------------------- ---------------------
            Net loss available to stockholders - as reported                 $ (7,106)            $  (23,357)

            Add: stock-based compensation expense, net of related
                taxes                                                            (639)                (1,917)
                                                                        -------------------- ---------------------
            Net loss available to stockholders - pro forma                   $ (7,745)            $  (25,274)

                                                                        ==================== =====================
            Net loss available to stockholders per share, basic and          $  (0.08)            $    (0.26)
            diluted - as reported
            Net loss available to stockholders per share, basic and          $  (0.09)            $    (0.28)
            diluted - pro forma


         As of December 31, 2006 the Company had a total of $3.021 million in compensation costs related to stock-based compensation to recognize over a remaining service period of 5 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2007 and 2006:

                                                                                            DECEMBER 31,
                                                                                         2006            2005
                                                                                    --------------- ----------------

                Risk-free interest rate                                                 4.65%           4.35%
                Expected life                                                         5.0 years       5.0 years
                Volatility                                                             83.19%           92.55%
                Dividend yield                                                          None             None


13.  RELATED PARTY TRANSACTIONS:

On December 27, 2006, West Coast Venture Capital purchased 613,497 shares of the Company's common stock for $1.0 million. The purchase price of $1.63 per share equaled the closing bid price of the Company's common stock as of December 26, 2006.

On December 15, 2006, West Coast Venture Capital purchased 549,541 shares of the Company's common stock for $1.0 million. The purchase price of $1.82 per share equaled the closing bid price of the Company's common stock as of December 15, 2006.

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

In June 2004, Mr. Berg agreed to provide a $20 million backup equity funding commitment. This funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of June 30, 2006, the Company had drawn down all of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company's Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

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

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2006, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at December 31, 2006). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008.

On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of December 31, 2006, principal and interest amounts of $3.50 million and $1.59 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007.

As of December 31, 2006 and March 31, 2006, amounts of $5.16 million were outstanding under Dawson Note One and Dawson Note Two. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is due annually, has been paid through March 4, 2005, and is in arrears at December 31, 2006.

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

Long-lived asset information by geographic area at December 31, 2006 and March 31, 2006 is as follows (in thousands):


                                                  December 31, 2006          March 31, 2006
                                                ----------------------    ---------------------
                    United States                       $         601             $        648
                    International                               3,048                    2,692
                                                ----------------------    ---------------------
                    Total                               $       3,649             $      3,340
                                                ======================    =====================


Revenues by geographic area for the three- and nine-month periods ended December 31, 2006 and 2005 are as follows (in thousands):


                                   Three Months Ended December 31,           Nine Months Ended December 31,
                                --------------------------------------    -------------------------------------
                                        2006                 2005                 2006                2005
                                ------------------    ----------------    -----------------    ----------------
         United States                $     1,843          $    4,273           $    9,835          $   12,610
         International                        475                 546                2,027               1,132
                                ------------------    ----------------    -----------------    ----------------
         Total                        $     2,318          $    4,819           $   11,862          $   13,742
                                ==================    ================    =================    ================


15.  SUBSEQUENT EVENTS:

From January 1, 2007 through February 2, 2007, the Company placed 823,000 shares through a Controlled Equity Common Stock offering for a total net proceeds amount of $1.274 million.

On January 18, 2007, West Coast Venture Capital purchased 662,252 shares of the Company's common stock for $1.0 million. The purchase price of $1.51 per share equaled the closing bid price of the Company's common stock as of January 17, 2007.

On February 2, 2007 West Coast Venture Capital purchased 657,894 shares of the Company's common stock for $1.0 million. The purchase price of $1.52 per share equaled the closing bid price of the Company's common stock as of February 1, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE WORDS "EXPECT," "ESTIMATE," "ANTICIPATE," "PREDICT," "BELIEVE" AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THE REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VALENCE TECHNOLOGY, INC., TO WHICH WE REFER IN THIS REPORT AS THE COMPANY, WE OR US, OUR DIRECTORS OR OFFICERS WITH RESPECT TO, AMONG OTHER THINGS, (A) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (B) OUR PRODUCT DEVELOPMENT STRATEGIES, (C) TRENDS AFFECTING OUR MANUFACTURING CAPABILITIES; (D) TRENDS AFFECTING THE COMMERCIAL ACCEPTABILITY OF OUR PRODUCTS, AND (E) OUR BUSINESS AND GROWTH STRATEGIES. YOU ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS REPORT, FOR THE REASONS, AMONG OTHERS, DISCUSSED IN THE SECTIONS - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "CAUTIONARY STATEMENTS AND RISK FACTORS." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE A PART OF THIS REPORT OR INCORPORATED BY REFERENCE TO OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH WE REFER IN THIS REPORT AS THE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. THE RESULTS FOR THE THREE- AND NINE-MONTH PERIOD ENDED DECEMBER 31, 2006 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE ENTIRE FISCAL YEAR ENDING MARCH 31, 2007.

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

At $2.3 million, our revenue for the third quarter of fiscal 2007 was within our previously announced revenue guidance. Third quarter revenue for fiscal 2007 decreased $2.5 million, or 51.9%, from the third quarter of fiscal 2006. Gross margin loss was (20.0%) for the third quarter of fiscal 2007, compared with gross margin loss of (23.9%) for the third quarter of fiscal 2006. During the third quarter of fiscal 2007, we continued our efforts to drive down costs while increasing production at our subsidiaries in China, which became operational in late fiscal 2005.

Our business headquarters is located in Austin, Texas, our research and development center is in Las Vegas, Nevada, our European sales is in Mallusk, Northern Ireland, our Asia sales office in Shanghai, China and our manufacturing and product development center is in Suzhou, China.

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


RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three-months (also referred to as the third quarter) and nine-months ended December 31, 2006 and December 31, 2005:


                                      Three Months Ended                            Nine Months Ended
                            ----------------------------------------    ------------------------------------------
                            December 31, 2006     December 31, 2005     December 31, 2006      December 31, 2005
                            ----------------------------------------    ------------------------------------------
(dollars in thousands)         % of Revenue          % of Revenue           % of Revenue          % of Revenue
Battery and systems sales    $ 2,085      90%      $ 4,565      95%      $ 11,261      95%      $ 13,171      96%
Licensing and royalty            233      10%          254       5%            601      5%           571       4%
                            ----------------------------------------    ------------------------------------------
Total revenues                 2,318     100%        4,819     100%         11,862    100%        13,742     100%
Gross profit (loss)             (464)    -20%       (1,152)    -24%            638      5%        (4,900)    -36%
Operating expenses             3,994     172%        4,518      94%         12,397    105%        14,728     107%
Operating loss                (4,458)   -192%       (5,670)   -118%       (11,759)    -99%       (19,628)   -143%
                            ----------------------------------------    ------------------------------------------
Net loss                      (5,919)   -255%       (7,056)   -146%       (16,258)   -137%     $ (23,199)   -169%
                            ========================================    ==========================================

REVENUES AND GROSS MARGIN

BATTERY AND SYSTEM SALES: Battery and system sales decreased by $2.48 million, or (54.3%), to $2.085 million in the third quarter of fiscal 2007 from $4.565 million in the third quarter of fiscal 2006. Battery and system sales decreased by $1.91 million, or (14.5%), in the first nine-months of fiscal 2007 from $13.171 million in the first nine-months of fiscal 2006. The decrease in battery and system sales was primarily the result of a revised shipping schedule of batteries to Segway and a temporary shortage of key components. Overall, we saw a 68% decrease in large-format sales in the third quarter of fiscal 2007 compared to the second quarter of fiscal 2007. These systems comprised 62% of our total revenue for the three months ended December 31, 2006. Due to the shift in our revenue base from small-format to large-format products and the high cost of doing business in the retail channel during the third quarter of fiscal 2006, we ceased sales of N-Charge products through our retail channels. We continue to sell the N-Charge product through our reseller channels with a continued emphasis in the healthcare and education sectors. Revenues from the sales of our small-format products accounted for 21% and 24% of our total revenue for the three months ended December 31, 2006 and 2005. Product shipments to resellers that are subject to right of return and monies received for future obligations are recorded on the balance sheet as deferred revenue. We had $224,000 in deferred revenue on our balance sheet at December 31, 2006.

LICENSING AND ROYALTY REVENUE: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal third quarter 2007 licensing and royalty revenue was $233,000 compared with $254,000 for the same quarter in fiscal 2006. Licensing and royalty revenue was primarily from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

GROSS MARGIN (LOSS): Gross margin as a percentage of revenue was (20.0)% for the third quarter of fiscal 2007 as compared to (23.9%) in the third quarter of fiscal 2006. Gross margin was 5.4% in the first nine-months of fiscal 2007 and was (35.6%) in the first nine-months of fiscal 2006. Gross margins in fiscal 2006 were impacted by the ramp-up cost of the Segway Inc. product as well as the manufacturing transition to China. We have successfully transitioned our battery manufacturing and product assembly operations to contract manufacturers in Asia and as well as our manufacturing and product development operations to our subsidiaries in Suzhou, China. As is the case in the first quarter of 2007, we expect cost of sales to continue to decrease as a percentage of sales as production volumes increase, manufacturing yields improve and as we fully capitalize on our lower-cost manufacturing strategy.

OPERATING EXPENSES

The following table summarizes operating expenses for the three months and nine months ended December 31, 2006 and December 31, 2005:


                                  Three Months Ended December 31,                    Nine Months Ended December 31,
                           ----------------------------------------------    ------------------------------------------------
(dollars in thousands)                             Increase/     %                                     Increase/     %
                            2006        2005       (Decrease)    Change        2006         2005       (Decrease)    Change
                           --------    --------    ----------    --------    ---------    ----------   ----------    --------
Research and product
development                    911     $1,185          (274)       -23%        2,800       3,961        (1,161)        -29%
Marketing                      663        420           243         58%        1,639       1,661           (22)         -1%
General and
administrative               1,885      2,554          (669)       -26%        6,285       9,019        (2,734)        -30%
Share based
Compensation                   426          -           426        100%        1,132           -         1,132         100%
Depreciation and
amortization                   193        178            15          8%          599         528            71          13%
(Gain)/Loss on
disposal of assets             (84)        11           (95)      -864%          (82)       (611)         (693)       -113%
Asset impairment
charge                           -        170          (170)      -100%            -         170          (170)       -100%
Contract settlement              -          -             -          -            24           -            24         100%
Total operating
expenses                     3,994     $4,518          (524)       -12%       12,397     $14,728         2,331         -16%
Percentage of revenues        172%        94%                                   105%        107%



During the third quarter of fiscal 2007, operating expenses were 172.3% of revenue and 93.8% of revenue during the same quarter last year. In the first nine-months of fiscal 2007, operating expenses were 104.5% of revenue and were 107.2% of revenue in the first nine-months of fiscal 2006. The year-to-date decrease is primarily the result of personnel and expense reduction actions taken during the last three quarters. We reduced operating expenses by $2.331 million or 15.8% for the first nine-months of fiscal 2007, as compared with the first nine-months of fiscal 2006.

RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $274,000, or 23.1%, to $911,000 for the third quarter of fiscal 2007 from $1.185 million for the third quarter of fiscal 2006. Research and product development expenses decreased by $1.161 million, or 29.3%, in the first nine-months of fiscal 2007 to $2.8 million from $3.961 million in the first nine-months of fiscal 2006. The decrease in research and development expenses is the result of cessation of product development work in our Northern Ireland and Oxford England facilities, as well as reduced temporary staff and consulting expenses and materials usage in our Henderson, Nevada facility.

MARKETING. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $663,000 in the third quarter of fiscal 2007 were $243,000 higher than the comparable period of fiscal 2006. This increase in marketing expenses is the result of increased marketing efforts in the current quarter. First nine-months of fiscal 2007 marketing expenses of $1.639 million were $22,000 lower than the comparable period in fiscal 2006. The decrease in marketing expenses was the result of reduced spending for consulting related to European market development, and reduced lead generation and media advertising expenditures applicable to the retail channel. We expect marketing expenses to grow as we expand and develop our channels, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $1.885 million and $2.554 million for the third fiscal quarters of 2007 and 2006, respectively. General and administrative expenses decreased by $2.734 million, or 30.3%, to $6.285 million in the first nine-months of fiscal 2007 from $9.019 million in the first nine-months of fiscal 2006. The decrease was largely due to the continued shift of resources to our Asian operations and improved efficiencies in our US support operations.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $193,000 and $178,000 for the third quarters of fiscal 2006 and 2005, respectively. Depreciation and amortization expenses were $599,000 and $528,000 in the first nine-months of fiscal 2007 and 2006 respectively. The nominal increase in depreciation expense relates to recent additions to property, plant, and equipment in the U.S and in China during the past four fiscal quarters.

INTEREST EXPENSE. Interest expense relates to our short-term and long-term debt to stockholders and the long term debt from the third party loan obtained on July 13, 2005. Interest expense was $1.809 million and $1.524 million for the third quarter of fiscal 2007 and 2006, respectively, and was $5.195 million and $3.996 million for the first nine-months of fiscal 2007 and fiscal 2006, respectively. The increase in interest expense is related to only having a partial year of long-term debt outstanding in 2005.

SHARE BASED COMPENSATION. Share based compensation of $1.132 million for the first nine-months of 2007 represents compensation costs recognized for all share-based payments granted on or after April 1, 2006 and awards granted to employees prior to April 1, 2006 that remain unvested on that date.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 31, 2006, the Company's principal sources of liquidity were cash and cash equivalents of $1.88 million. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2007 from the N-Charge(TM) Power System and the battery pack for Segway, Inc., which are subject to seasonal fluctuations and the sale of the U-Charge(R) Power System will be insufficient to cover the Company's operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

The following table summarizes our statement of cash flows for the nine months ended December 31, 2006 and 2005:

                                                                         Nine Months Ended December 31,
                                                                       ------------------------------------
                                                                                       --
(dollars in thousands)                                                      2006                2005
                                                                       ---------------    -----------------
Net cash flows provided by (used in)
Operating activities                                                      $  (15,467)          $  (27,502)
Investing activities                                                          (1,415)                (744)
Financing activities                                                          18,077               27,352
Effect of foreign exchange rates                                                  73                  226
                                                                       ---------------    -----------------
Net increase/(decrease) in cash and cash equivalents                       $   1,268           $     (688)
                                                                       ===============    =================

Our use of cash from operations the first nine-months of fiscal 2007 and fiscal 2006 was $15.467 million and $27.502 million, respectively. The cash used for operating activities during the first nine months of our fiscal 2007 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first nine months of fiscal 2007 decreased from the same period of fiscal 2006 by $12.035 million. Working capital in the first nine months of fiscal 2007 was more than working capital in the first nine months of fiscal 2006 by $3.393 million. The increase in working capital was primarily due to increases in inventory.

In the first nine months of fiscal 2007, we had a net decrease in net cash from investing activities of $1.415 million. Cash used in investing activities during the first nine months of fiscal 2006 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities of $18.077 million and $27.352 million during the first nine months of fiscal 2007 and 2006, respectively. The financing activities in the first nine months of fiscal 2007 included $5.0 million convertible short term notes payable to Berg & Berg, a $7.5 million issuance of common stock to West Coast Venture Capital, an affiliate of Mr. Berg, and $245,000 in stock option exercises. In addition, the Company received net proceeds of $5.332 million from the sale of stock under a controlled equity offering agreement with Cantor Fitzgerald.

As a result of the above, we had a net increase in cash and cash equivalents of $1.268 million during the first nine months of fiscal 2007.

CAPITAL COMMITMENTS AND DEBT

At December 31, 2006, we had commitments for capital expenditures for the next 12 months of approximately $761,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

Our cash obligations for short-term and long-term debt, gross of unaccreted discount, consisted of:

(Dollars in thousands)                                     December 31, 2006
                                                          ---------------------
1998 long-term debt to Berg & Berg                               $      14,950
2001 long-term debt to Berg & Berg                                      20,000
2005 long-term debt to third-party                                      20,000
Interest on long-term debt                                              17,743
Current portion  of interest on long-term debt                             126
                                                          ---------------------
Total long-term debt                                             $      72,819
                                                          =====================

Repayment obligations of short-term and long-term debt principal as of December 31, 2006 are:

                                                                   Fiscal year
                             ----------------------------------------------------------------------------------------
(Dollars in thousands)        2007       2008         2009         2010         2011       Thereafter        Total
                             -------    --------    ---------    ---------    ---------    ------------    ----------
Principal repayment            -           -        $34,950         -         $20,000           -           $54,950


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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table sets forth, as of December 31, 2006, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):


                                                                     PAYMENT DUE BY PERIOD
                                           --------------------------------------------------------------------------
                                                             LESS THAN                                    MORE THAN
CONTRACTUAL OBLIGATIONS                       TOTAL          ONE YEAR       1-2 YEARS     3-5 YEARS        5 YEARS
----------------------------------------   -------------    ------------    ----------    -----------    ------------
Short and long-term debt obligations          $  72,819         $   126        $    -       $ 72,693         $     -
Operating lease obligations                       1,142             273           403            466               -
Purchase obligations                             22,479          22,479             -              -               -
Redemption of Convertible Preferred
Stock                                             8,610           8,610             -              -               -
                                           -------------    ------------    ----------    -----------    ------------

Total                                         $ 105,050       $  31,488        $  403       $ 73,159         $     -
                                           =============    ============    ==========    ===========    ============


CHANGE IN CERTIFYING ACCOUNTANT

On January 22, 2007, the Company was informed that its principal independent registered public accounting firm, Helin, Donovan, Trubee & Wilkinson, LLP (HDT&W) had consummated a merger with Pohl, McNabola, Berg & Co., LLP located in San Francisco, California. The name of the post merger firm is PMB Helin Donovan, LLP and the post-merger firm will succeed HDT&W as our principal independent registered public accounting firm.

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

                          RISKS RELATED TO OUR BUSINESS


THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have experienced significant operating losses in the current and prior years. At December 31, 2006 our principal sources of liquidity were cash and cash equivalents of $1.88 million. Although Mr. Berg may continue to fund the Company's operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our previous auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2006 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $510.6 million as of December 31, 2006. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2007. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss available to common stockholders of $16.4 million for the nine-month period ended December 31, 2006, a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006 and a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of December 31, 2006, we had approximately $69.9 million of total consolidated indebtedness. Included in this amount are $33.7 million of loans outstanding to an affiliate, $17.7 million of accumulated interest associated with those loans and $18.5 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the nine-month period ended December 31, 2006, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 52%, 11%, and 9%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:


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

As of February 2, 2007, our officers, directors and their affiliates as a group beneficially owned approximately 48.0% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 46.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On February 2, 2007, the closing price of our common stock was $1.57. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 102,939,645 shares of common stock as of December 31, 2006. In addition, at December 31, 2006, we had 12,155,008 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (9.375% at December 31, 2006), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On January 8, 2007, the most recent adjustment date, the LIBOR rate was 5.32%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

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


                              2007   2008    2009           2010       2011    THEREAFTER        TOTAL
                                                  (dollars in thousands)

Liabilities:
Fixed rate debt           $       -       -   20,000           -          -             -  $   20,000
Variable rate debt        $       -       -   14,950           -          -             -  $   14,950
Variable rate debt        $       -       -        -           -     20,000             -  $   20,000

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion(R) Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec's complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. Our management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as pursue all of its available legal remedies. The court has issued a stay of proceedings pending the outcome of reexaminations of the two patents by the US Patent and Trademark Office.

We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and various risk factors faced by us are also discussed elsewhere in Item 2 of this report. In addition, risk factors are included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending March 31, 2006, filed with the Commission on June 29, 2006. There are no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K for the fiscal year ending March 31, 2006.
..

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.

10.10 (1)              Letter from Helin, Donovan, Trubee & Wilkinson, LLP dated February 6, 2007.

31.1                   Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2                   Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1                   Certification of James R. Akridge, Principal Executive Officer, pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                       40

32.2                   Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTNOTES
 (1) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated
                           February 6, 2007, filed with the Securities and Exchange Commission on February 6, 2007.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 VALENCE TECHNOLOGY, INC.


Dated:  February 6, 2007         By:     /s/ James R. Akridge
                                         ---------------------------------------
                                         James R. Akridge
                                         Chief Executive Officer (Principal
                                         Executive Officer)


                                 By:     /s/ Thomas F. Mezger
                                         ---------------------------------------
                                         Thomas F. Mezger
                                         Chief Financial Officer and Assistant
                                         Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.10 (1)              Letter from Helin, Donovan, Trubee & Wilkinson, LLP dated February 6, 2007.

31.1                   Certification of James R. Akridge, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2                   Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1                   Certification of James R. Akridge, Principal Executive Officer, pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                   Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


FOOTNOTES
 (1) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated
                           February 6, 2007, filed with the Securities and Exchange Commission on February 6, 2007.
