Form 10-K
period 2007-03-31
VALENCE TECHNOLOGY INC
filed 2007-06-14
CIK 885551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2007

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

Large Accelerated Filer [ ] Accelerated Filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Registrant's common equity held by non-affiliates was $103,949,823 as of September 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter and based upon the average bid and asked price of the Registrant's Common Stock. This calculation excludes approximately 54,331,258 shares of Common Stock held by directors, officers and holders of 5% or more of Registrant's outstanding Common Stock and such exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares outstanding of the Registrant's Common Stock as of June 1, 2007 was 108,160,489.

                            VALENCE TECHNOLOGY, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FISCAL YEAR ENDED MARCH 31, 2007

                                      INDEX

                                                                                                             PAGE

               Forward-Looking Statements.........................................................................1

                                     PART I

Item 1.  Business.................................................................................................1

Item 1A. Risk Factors ............................................................................................9

Item 1B. Unresolved Staff Comments...............................................................................20

Item 2.  Properties..............................................................................................20

Item 3.  Legal Proceedings.......................................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................21

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases

                of Equity Securities.............................................................................22

Item 6.  Selected Financial Data.................................................................................23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation....................25

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................35

Item 8.  Financial Statements and Supplementary Data.............................................................36

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................65

Item 9A. Controls and Procedures.................................................................................65

Item 9B. Other Information.......................................................................................67

                                    PART III

Item 10. Directors and Executive Officers of the Registrant......................................................68

Item 11. Executive Compensation..................................................................................71

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........74

Item 13. Certain Relationships and Related Transactions..........................................................76

Item 14. Principal Accountant Fees and Services..................................................................78

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules..............................................................80

                Signatures.......................................................................................85

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

Key product introductions based on our Saphion(R) technology:

     o In February 2002, we launched the N-Charge(R) Power System into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.

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

Key elements of our strategy include:

     o DEVELOP AND MARKET DIFFERENTIATED BATTERY SOLUTIONS FOR A WIDE ARRAY OF APPLICATIONS THAT LEVERAGE THE TECHNOLOGICAL ADVANTAGES OF OUR SAPHION(R) TECHNOLOGY. Our product development and marketing efforts are focused on large-format battery solutions, such as our U-Charge(R) Power System and other custom battery solutions that require the performance and technological advantages of our Saphion(R) technology. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries and as a substitute for certain applications using lead-acid batteries.

     o EXECUTE ON OUR MANUFACTURING PLAN TO PROVIDE HIGH-QUALITY, COST-COMPETITIVE PRODUCTS. In fiscal 2004 we determined to move our manufacturing from Ireland to China and other low-cost manufacturing centers, using both internal and contract manufacturing capabilities. We have a facility in China, for the manufacture of the base powder used in our Saphion(R) cells for the manufacture of the large-format battery packs. We also have arrangements with contract manufacturers for cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products which meet the needs of a broad range of customers and applications.

     o IMPLEMENT A PHASED APPROACH TO OUR BUSINESS STRATEGY. Our business strategy has been implemented in three fluid phases, each building on the previous one:

          1. Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our Saphion(R) technology in our patented polymer construction. During this phase, we introduced the N-Charge(R) Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers.

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

FISCAL 2007 HIGHLIGHTS AND RECENT EVENTS

PRODUCT ACHIEVEMENTS

     o U-Charge(R) system trials were launched with approximately 80 corporations.

     o Five major customers actively marketed our products that include our U-Charge(R) or custom packs including Segway, Oxygen, Kegel, Energy CS, and Merlin Equipment.

     o N-Charge(R) continues to be marketed directly by Valence to education and medical customers and thru our reseller network including D & H and PC Connection.

     o Significant new customers for Valence's Saphion(R) battery products include: Oxygen, Enova, WrightBus, Marlin Submarine, Kegel, Merlin Equipment, and various Government & Military groups.

OPERATIONAL ACHIEVEMENTS

     o In March 2007, we appointed Robert L. Kanode as our President, Chief Executive Officer, and Director for the Company. Mr. Kanode brings over 12 years of experience in the battery industry to Valence. He served as a senior partner for The Sales & Performance Group, a consulting group based in New York where he worked with Fortune 500 companies to commercialize their products and services, to develop manufacturing, marketing, sales and service functions, and to identify and develop global niche retail and OEM markets. Prior to his tenure there, Kanode served as president of OptiTec LLC and other companies where he guided the company through the product and service commercialization process, the development of manufacturing and marketing/sales functions, the identification of niche retail and OEM markets, and the securing of financial support for public and private companies.

     o In June 2006, Joel Sandahl joined as VP of Engineering and Product Development. Mr. Sandahl leads the worldwide engineering operations for Valence Technology. Mr. Sandahl brings over 30 years of engineering leadership to Valence, consistently developing teams that deliver leading products and technologies to the market. Prior to joining Valence, he founded and served as President of companies, Complex Systems, Inc. and Simulcomm LLP. Previously, Mr. Sandahl served as the Chief System Architect for E. F. Johnson; Director of Advanced Systems & Technology for Motorola; the Chief Scientist and Director of Advanced Development for Quintron Corporation; and a Product Manager, Engineering Manager, and Lead Engineer for Harris Corporation. Further, he has served as a principal consultant for numerous high-tech companies including Xerox, Eastman Kodak, and Rockwell International. He is a member of the Institute for Electrical Engineers (IEEE) and the Association for Computing Machinery (ACM).

     o China battery pack, powder, and engineering operations were consolidated into one Suzhou location.

     o Significant reductions were made in the manufacturing cost due to lower raw material costs, reduced scrap, and improved efficiency.

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

Valence believes its Saphion(R) technology, which utilizes an environmentally friendly phosphate-based cathode in place of other less stable and more costly cathode materials, addresses the current challenges facing the rechargeable battery industry and provides us with several competitive advantages. Key attributes of our Saphion(R) technology include:

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

          o INCREASED CYCLE LIFE. Current testing of Saphion(R) technology has yielded cycle life of 2000 cycles at 23(0)C to 70% of the battery's initial capacity, representing a longer life span.

          o NO MEMORY EFFECT AND MAINTENANCE-FREE. Saphion(R) technology does not exhibit the "memory effect" of nickel-cadmium and is maintenance-free.

     o LOWER COST. The phosphate material used in our Saphion(R) technology is estimated to be less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As a result, Valence believes that as production volume increases due to greater demand for Saphion(R) batteries, material costs should decrease. Finally, the lower maintenance costs, long cycle life and long service life associated with Saphion(R) technology lead to a lower total cost of ownership in numerous applications.

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

     o ENVIRONMENTAL FRIENDLINESS. Rechargeable batteries that contain nickel metal hydride, nickel-cadmium, lead-acid, or other toxic metals raise environmental concerns. Saphion(R) technology incorporates an environmentally friendly, phosphate-based cathode material that reduces the disposal issues versus other types of batteries.


COMPETITIVE STRENGTHS

Competition in the battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride, liquid lithium-ion and lithium-ion polymer batteries. The industry consists of major domestic and international companies, which have substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. Our primary competitors who have announced availability of either lithium-ion or other competing rechargeable battery products include Sony, Matshushita Industrial Co., Ltd. (Panasonic), SAFT, A123 Systems, Inc. and E-One Moli Energy among others.

The performance characteristics of lithium-ion batteries, in particular, have consistently improved over time as the market leaders have improved the technology. Other contenders have recently emerged with a primary focus on price competition. In addition, a number of companies are undertaking research in other rechargeable battery technologies, including work on lithium-ion phosphate technology. Nevertheless, Valence is continually evolving its Saphion(R) technology to meet these and other competitive threats.

Valence believes that it has important technological advantages over competitors in terms of ability to compete in the rechargeable battery market. Valence believes that our Saphion(R) phosphate battery chemistry, construction and manufacturing processes enable Valence to serve a wide range of markets that do not currently use lithium-ion batteries.

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

PRODUCTS

THE N-CHARGE(R) POWER SYSTEM FAMILY

The N-Charge(R) Power System Family includes two models of a universal, external battery for mobile devices featuring our Saphion(R) technology. It is a stand-alone tool that provides easy-to-use, anytime, anywhere power for a wide variety of portable electronic devices. Our N-Charge(R) Power System is available in commercial quantities and is currently offered through resellers as well as through our own direct sales organization.

THE U-CHARGE(R) POWER SYSTEM FAMILY

The U-Charge(R) Power System is a family of products based on Saphion(R) technology and designed to be a direct replacement for standard-sized lead-acid batteries. The batteries in this line of 12.8 and 19.2 volt energy storage systems offer twice the run-time and a third less weight than lead-acid, expanded calendar life, and greater cycle life with full depth of discharge, resulting in significantly lower total costs of ownership. U-Charge(R) Power Systems applications such as hybrid and full electric vehicles, wheelchairs, scooters, robotics, marine, remote power, military, back-up and many other devices.

SALES AND MARKETING

At June 1, 2007, Valence had a sales and marketing team consisting of eight persons, headed up by our President and Chief Executive Officer. Our sales and marketing staff are located in Austin, Texas; Tarzana, California; Atlanta, Georgia; Gainesville, Florida; Shropshire, United Kingdom; and Mallusk, Northern Ireland.

The N-Charge(R) Power Systems are marketed and sold to national retailers, distributors and value-added resellers, and directly by our sales force and through our Web site. Sales are generally made by standard purchase order. The U-Charge(R) Power System is customized to a particular customer's application and can require a significant amount of attention and commitment, including potential capital outlays by prospective customers. The client evaluation and approval process is generally between six and twenty-four months. Valence anticipates sales will typically be made through separately negotiated supply agreements rather than standard purchase orders. Our U-Charge(R) Power Systems are expected to be sold in both standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Saphion(R) technology. Valence provides pack level design and engineering services to assist the customer in configuring a product that meets its needs.

Sales of products are typically denominated in United States dollars. Consequently, sales historically have not been subject to currency fluctuation risk.

MANUFACTURING

During fiscal 2004 we closed our Northern Ireland manufacturing facility and now rely on contracts with third-party manufacturers for all of our cell manufacturing requirements. Our base Saphion(R) battery cathode powder is now manufactured in one of our Wholly Foreign Owned Enterprises ("WFOE's") in Suzhou, China. Polymer batteries are manufactured for us by Amperex Technology, Ltd. ("ATL"), cylindrical batteries are manufactured for us by Tianjin Lishen Battery Joint-Stock Co., Ltd. ("Lishen"). Our products are assembled into complete systems using both contract manufacturers in China and our own assembly facilities in Suzhou, China. With these relationships we believe that we will have sufficient capacity to meet or exceed expected demands in fiscal 2008.

RESEARCH AND PRODUCT DEVELOPMENT

We conduct materials research and development at our Las Vegas, Nevada facility and product development at our China facility. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our battery technology. Our areas of expertise include: chemical engineering; process control; safety; anode, cathode, and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; analytical chemistry; and material science. Our research and development efforts over the past year and ongoing have focused on three areas:

     o CONTINUING DEVELOPMENT OF SAPHION(R) TECHNOLOGY IN MULTIPLE CONSTRUCTIONS. Our first generation Saphion(R) material was successfully scaled in cylindrical construction in fiscal 2004. Throughout fiscal 2005 our development team focused on increasing capacity of the energy cell, offering other constructions such as a large prismatic cell and designing the power cell. In late fiscal 2005, our team implemented a product change which increased the capacity of the energy cell and in May 2005, we officially launched the industry's first commercially available phosphate-based power cell. We continue to develop prismatic cells and large format cells.

     o DEVELOPMENT OF SECOND GENERATION SAPHION(R) TECHNOLOGY. We are currently working on the development of an energy cylindrical cell and a power cylindrical cell using our second generation Saphion(R) technology. The potential applications for the energy cell include electric vehicles, motive applications, notebook computers, and consumer electronics. The potential applications for the power cell include consumer appliances, such as power tools and hybrid electric vehicles. The second generation energy cells are expected to ramp over the next few quarters, while the power cells are still under development. The second generation Saphion(R) technology is expected to deliver similar safety attributes with expected greater energy and power density capabilities than our first generation Saphion(R) technology and a cycle life similar to existing lithium-ion technologies.

     o LARGE-FORMAT APPLICATIONS FOR SAPHION(R) TECHNOLOGY. The benefits of Saphion(R) technology have led to interest across a broad spectrum of industries from potential customers for large-format solutions. In large-format applications, Saphion(R) technology provides kilowatts of safe, lithium-ion power that is long-lasting reliable and maintenance-free. It offers excellent cycle life and run-time, and as a result has attracted a myriad of customers who are currently evaluating the product.

     o DEVELOPMENT OF THIRD GENERATION BATTERY PACKS. We are continuing our development of products including the development of our third generation of U-Charge(R) XP Power Systems (Gen 3) to improve battery management, reporting, fail soft, field serviceability and many other features. We are also developing a new proprietary "Core Technology" for our products that can be quickly and easily configured to a variety of custom applications. The development of the Core Technology is expected to dramatically reduce the level of effort and technical risk developing customized hardware and software for new product designs, thus reducing the development cycle time and expense.

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

CUSTOMERS

Over the last three fiscal years, a limited number of our customers have accounted for a significant portion of our revenues. During fiscal 2007, three customers, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 60%, 9%, and 7%, respectively of our total revenues. During fiscal 2006, three customers, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 53%, 12%, and 8%, respectively of our total revenues. During fiscal 2005, three customers, D&H Distributing Co., Inc., PC Connection, Inc., and Best Buy Co., Inc. accounted for approximately 46% of our revenue. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. Currently, we do not have any long-term agreements with any of our customers.

INTELLECTUAL PROPERTY

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements.

We rely on patent protection for certain designs and products. We hold approximately 140 United States patents, which have expiration dates through 2025 and have about 38 patent applications pending in the United States. We continually prepare new patent applications for filing in the United States. We also actively pursue patent protection in certain foreign countries.

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

The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulates the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for "lithium equivalency" tests to determine the aggregate lithium content of lithium-ion polymer batteries. In addition, IATA has adopted special size limitations for applying exemptions to these batteries. Under IATA, our N-Charge(R) Power System (65) is exempt from Class 9 designation for transportation. Our N-Charge(R) Power System (130), and U-Charge(R) Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. We comply with all safety-packaging requirements worldwide and future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

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

EMPLOYEES

At June 1, 2007, we had a total of 36 regular full-time employees in the United States at our Austin, Texas headquarters and our Las Vegas, Nevada research and development facility. At June 1, 2007, our Cayman subsidiary had 4 regular full-time employees in the areas of engineering and sales located in the United Kingdom. In addition, at June 1, 2007, our China operations, consisting of two Wholly Foreign Owned Enterprises ("WFOE's"), had 269 regular full-time employees and 2 ex-patriates. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

                          RISKS RELATED TO OUR BUSINESS

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have experienced significant operating losses in the current and prior years. At March 31, 2007, our principal sources of liquidity were cash and cash equivalents of $1.2 million. Historically, Mr. Carl Berg, our chairman of the board and principal shareholder, has funded our operations. Although Mr. Berg may continue to fund the Company's operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

WE HAVE ENCOUNTERED PROBLEMS IN OUR PRODUCTION PROCESSES THAT HAVE LIMITED OUR ABILITY AT TIMES TO PRODUCE SUFFICIENT BATTERIES TO MEET THE DEMANDS OUR CUSTOMERS. IF THESE ISSUES RECUR AND WE ARE UNABLE TO TIMELY RESOLVE THESE PROBLEMS, OUR INABILITY TO PRODUCE BATTERIES WILL HAVE A MATERIAL ADVERSE IMPACT ON OUR ABILITY TO GROW REVENUES AND MAINTAIN OUR CUSTOMER BASE.

During fiscal 2006, we experienced problems in our production processes that limited our ability to produce a sufficient number of batteries to meet the demands of our customers. These production issues have had a negative impact on gross margins as manufacturing yields have suffered. Any inability to timely produce batteries may have a material adverse impact on our ability to grow revenues and maintain our customer base.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEVER ACHIEVE OR SUSTAIN SIGNIFICANT REVENUES OR PROFITABILITY.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $516.7 million as of March 31, 2007. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2008. We may never achieve or sustain sufficient revenues or profitability in the future.

IF WE CONTINUE TO EXPERIENCE SIGNIFICANT LOSSES WE MAY BE UNABLE TO MAINTAIN SUFFICIENT LIQUIDITY TO PROVIDE FOR OUR OPERATING NEEDS.

We reported a net loss available to common stockholders of $22.4 million for fiscal year ended March 31, 2007, a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006 and a net loss available to common stockholders of $32.2 million for the fiscal year ended March 31, 2005. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2007, we had approximately $70.9 million of total consolidated indebtedness. Included in this amount are $33.9 million of loans outstanding to an affiliate, $18.5 million of accumulated interest associated with those loans and $18.5 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2007, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 60%, 9%, and

7%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

WE EXPECT TO SELL AN INCREASING PORTION OF OUR PRODUCTS TO AND DERIVE A SIGNIFICANT PORTION OF OUR LICENSING REVENUES FROM CUSTOMERS LOCATED OUTSIDE THE UNITED STATES. FOREIGN GOVERNMENT REGULATIONS, CURRENCY FLUCTUATIONS AND INCREASED COSTS ASSOCIATED WITH INTERNATIONAL SALES COULD MAKE OUR PRODUCTS AND LICENSES UNAFFORDABLE IN FOREIGN MARKETS, WHICH WOULD REDUCE OUR FUTURE PROFITABILITY.

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

Firefighting and disaster relief or assistance in China is substandard by Western standards. In the event of any material damage to, or loss of, the manufacturing plants where our products are or will be produced due to fire, casualty, theft, severe weather, flood or other similar causes, we would be forced to replace any assets lost in those disaster. Thus our financial position could be materially compromised or we might have to cease doing business. The Company has obtained insurance in China to minimize this risk.

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

At the present time, international, federal, state or local laws do not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association ("IATA"), our N-Charge(R) Power System (Model VNC-65) is exempt from a Class 9 designation for transportation, while our N-Charge(R) Power System (Model VNC-130), and U-Charge(R) Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation ("DOT") Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

                  GENERAL RISKS ASSOCIATED WITH STOCK OWNERSHIP

CORPORATE INSIDERS OR THEIR AFFILIATES WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL THAT MIGHT NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS AS A WHOLE.

As of June 1, 2007, our officers, directors and their affiliates as a group beneficially owned approximately 55.7% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 47.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

AT ANY GIVEN TIME WE MIGHT NOT MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company's registered shares to be $1.00. On June 1, 2007, the closing price of our common stock was $1.36. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

FUTURE SALES OF CURRENTLY OUTSTANDING SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 106,199,516 shares of common stock as of March 31, 2007. In addition, at March 31, 2007, we had 13,025,883 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively).

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate offices are located in a leased facility in Austin, Texas. We also have a leased research and development facility in Las Vegas, Nevada. Our two Wholly-Owned Foreign Entities in China lease three separate facilities, totaling 151,000 square meters in Suzhou, China.

ITEM 3.  LEGAL PROCEEDINGS

On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging infringement of its recently granted Canadian Patents 2,483,918 and 2,466,366. The action is in the initial pleading state. The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion(R) Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec's complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court until July 10, 2007, pending a review and update of the status of the USPTO reexaminations of the two University of Texas patents asserted in the case. The USPTO has stated in declaring the two reexaminations that there are serious questions as to the patentability of the two patents. Our management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as all of its available legal remedies.

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

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "VLNC". The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as reported by published financial sources:


         FISCAL 2006:                                                   HIGH                LOW
           Quarter ended June 30, 2005                                  $3.35              $1.96
           Quarter ended September 30, 2005                             $3.22              $2.42
           Quarter ended December 31, 2005                              $2.78              $1.38
           Quarter ended March 31, 2006                                 $2.85              $1.38

         FISCAL 2007:
           Quarter ended June 30, 2006                                  $2.78              $1.68
           Quarter ended September 30, 2006                             $2.25              $1.14
           Quarter ended December 31, 2006                              $2.27              $1.57
           Quarter ended March 31, 2007                                 $1.94              $1.16

         FISCAL 2008:
           Quarter ended June 30, 2008 (through June 1, 2007)           $1.49              $1.00


On June 1, 2007, the last reported sale price of our common shares of the Nasdaq SmallCap Market was $1.36 per share. On that date, we had 108,160,489 shares of common stock outstanding held of record.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

The following table includes, as of March 31, 2007, information regarding common stock authorized for issuance under our equity compensation plans:

                                          NUMBER OF SECURITIES TO BE ISSUED
                                          UPON NUMBER OF SECURITIES
                                          REMAINING AVAILABLE EXERCISE OF
                                          OUTSTANDING OPTIONS,
                                          WEIGHTED-AVERAGE EXERCISE PRICE OF
                                          FOR FUTURE ISSUANCE UNDER EQUITY      OUTSTANDING OPTIONS,
              PLAN CATEGORY                     WARRANTS AND RIGHTS             WARRANTS AND RIGHTS          COMPENSATION PLANS
----------------------------------------- -----------------------------------   ------------------------    -----------------------
  Equity compensation plans approved by               4,877,861                            $4.58                  2,943,379
  security holders
  Equity compensation plans not
  approved by security holders (1)                    1,875,000                            $1.89                          -
                                          -----------------------------                                     -----------------------
  Total                                               6,752,861                            $3.84                  2,943,379

                                          =============================                                     =======================
-------------
(1)  Options to purchase 1,500,000 shares were granted to Robert L. Kanode in
     March 2007 pursuant to his employment agreement. The exercise price of his options is $1.61 per share and they vest as follows: 250,000 shares vest on
     September 13, 2007, and the remaining 1,250,000 shares quarterly over the remaining two and one-half years. Dr. Jim Akridge's employment with the
     Company terminated on March 16, 2007. Of his original grant of 1,000,000 shares at an exercise price of $2.99 per share, 375,000 shares are vested and will expire on June 16, 2007.


RECENT SALES OF UNREGISTERED SECURITIES

None, except as has been previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission.

PERFORMANCE GRAPH


The graph below compares the cumulative 5-year total return of holders of Valence Technology, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 3/31/2002 to 3/31/2007.

[GRAPHIC OMITTED]


------------------------------------------------------------------------------------------------------------------------------------
                                      3/02            3/03            3/04            3/05            3/06            3/07
------------------------------------------------------------------------------------------------------------------------------------
VALENCE TECHNOLOGY, INC.            100.00           70.49          146.56          100.66           81.64           38.69
NASDAQ COMPOSITE                    100.00           71.63          109.32          109.98          131.49          138.22
NASDAQ ELECTRONIC COMPONENTS        100.00           51.88           87.71           72.78           80.12           72.63



ITEM 6.  SELECTED FINANCIAL DATA

This section presents selected historical financial data of Valence Technology, Inc. You should read carefully the consolidated financial statements included in this report, including the notes to the consolidated financial statements. We derived the statement of operations data for the years ended March 31, 2005, 2006 and 2007 and balance sheet data as of

March 31, 2006 and 2007 from the audited consolidated financial statements in this report. We derived the statement of operations data for the years ended March 31, 2003 and 2004 and the balance sheet data as of March 31, 2003, 2004 and 2005 from audited financial statements that are not included in this report.


                                                                                       Year Ended March 31,
                                                         ---------------------------------------------------------------------------
                                                              2003           2004           2005         2006             2007
                                                         -------------   ----------    -----------    ----------      --------------
                                                                            (in thousands, except per share amounts)
Statement of Operations Data:
   Revenue:
     Battery and system sales                          $       2,432    $     8,483    $    10,274   $    16,490    $      15,971
     Licensing and royalty revenue                               125            963            391           724              703
                                                         -------------   ----------    -----------    ----------      --------------
   Total revenues                                              2,557          9,446         10,665        17,214           16,674
   Cost of sales                                              10,996         15,923         16,341        25,454           16,366
   Gross margin loss                                          (8,439)        (6,477)        (5,676)       (8,240)             308
   Operating expenses:
     Research and product development                          9,293          8,638          7,682         5,112            3,478
     Marketing                                                 3,210          4,880          4,292         2,163            2,138
     General and administrative                                9,947         10,687         13,130        11,621            8,510
     Depreciation and amortization                             2,790          2,109            884           722              718
     Share based compensation                                    193            729           (197)          173            1,596
     (Gain)/loss on disposal of assets                           (20)           (21)        (5,257)         (445)              62
     Asset impairment charge                                     258         13,660             87           170                -
     Restructuring charge                                          -            926              -             -                -
     Contract settlement charge, INI                               -          3,046            957             -                -
     Contract settlement charge, other                             -              -            499          (108)              24
                                                         -------------   ----------    -----------    ----------      --------------
   Total operating expenses                                   25,671         44,654         22,077        19,408           16,526
                                                         -------------   ----------    -----------    ----------      --------------
   Operating loss                                            (34,110)       (51,131)       (27,753)      (27,648)         (16,218)
   Minority interest in joint venture                              -             69              -             -                -
   Cost of warrants                                                -           (181)             -             -                -
   Interest and other income                                     381            345            585           475              834
   Interest expense                                           (4,172)        (4,059)        (4,262)       (5,551)          (6,867)
                                                         -------------   ----------    -----------    ----------      --------------
   Net loss                                                  (37,901)       (54,957)       (31,430)      (32,724)         (22,251)
   Dividends on preferred stock                                    -            162            171           172              172
   Preferred stock accretion                                       -            940            578            28                0
                                                         -------------   ----------    -----------    ----------      --------------
   Net loss available to common stockholders            $    (37,901)    $  (56,059)   $   (32,179)   $  (32,924)    $    (22,423)
                                                         =============   ===========   ============   ==========      ==============
   Net loss per share available to common stockholders  $      (0.65)    $    (0.77)   $     (0.40)   $    (0.37)    $      (0.22)
                                                         =============   ===========   ============   ==========      ==============
   Shares used in computing net loss per share
   available to common stockholders, basic and diluted        58,423         73,104         81,108        89,298           99,714
                                                         =============   ===========   ============   ==========      ==============


                                                                                         March 31,
                                                         ---------------------------------------------------------------------------
                                                              2003           2004           2005         2006             2007
                                                         -------------   ----------    -----------    ----------      --------------
                                                                                      (in thousands)
BALANCE SHEET DATA:
   Cash and cash equivalents                            $      6,616     $    2,692    $     2,500    $      612     $      1,168
   Working capital (deficit)                                   4,023         (4,847)        (1,651)       (4,250)           7,382
   Total assets                                               36,154         21,056         10,231        11,632           19,201
   Long-term debt, principal                                  38,865         39,407         34,656        51,112           52,390
   Redeemable convertible preferred stock                          -          8,032          8,582         8,610            8,610
   Accumulated deficit                                      (374,604)      (429,724)      (461,328)     (494,224)        (516,647)
   Total stockholders' deficit                               (17,518)       (56,794)       (54,642)      (76,212)         (67,918)



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

     o Launched new Saphion(R) technology-based products, including our N-Charge(R) Power System family and introduced our U-Charge(R) Power System family of products, intended to be a direct replacement for existing lead acid battery applications in the market today and to compete for emerging motive applications;

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

     o Consolidated three China locations into one site to serve as our powder production, research and development, and assembly facility;

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

Total revenue decreased 3% as compared to the prior year to $16.7 million. We achieved improvement in our gross margin and expanded our development and channel launch of Saphion(R)-based products. We continued our efforts to transition our manufacturing and other operations to China through two wholly-owned subsidiaries in Suzhou, China.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2007 (FISCAL 2007), MARCH 31, 2006 (FISCAL 2006) AND MARCH 31, 2005 (FISCAL 2005)

The following table summarizes the results of our operations for the past three fiscal years:

                                                                              Year Ended
                                                ------------------------------------------------------------------------
                                                March 31, 2007  % Change   March 31, 2006    % Change     March 31, 2005
                                                ------------   ----------  --------------   -----------   --------------
                                                                         (dollars in thousands)
Battery and system sales                      $     15,971         (3)%    $   16,490          60%        $  10,274
Licensing and royalty revenue                          703         (3)%           724          85%              391
                                                ------------   ----------  --------------   -----------   --------------
   Total revenues                                   16,674         (3)%        17,214          61%           10,665
                                                ------------   ----------  --------------   -----------   --------------
Gross margin (loss)                                    308        104%         (8,240)        (45)%          (5,676)
  % of total revenue                                     2%                       (48)%                         (53)%


Other operating expenses                            16,440        (17)%        19,791         (23)%          25,791
  % of total revenue                                    99%                       115%                          242%
(Gain)/loss on disposal of assets                       62       (114)%          (445)        (91)%          (5,257)
  % of total revenue                                     0%                         3%                           49%
 Impairment, restructuring, contract
  settlement charges                                    24        (61)%            62         (96)%           1,543
  % of total revenue                                     0%                         0%                           14%
                                                ------------   ----------  --------------   -----------   --------------
Total operating expenses                            16,526        (15)%        19,408         (12)%          22,077
                                                ------------   ----------  --------------   -----------   --------------
  % of total revenue                                    99%                       113%                          207%
Operating loss                                     (16,218)       (41)%       (27,648)          0%          (27,753)
  % of total revenue                                   (97)%                     (161)%                        (260)%
                                                ------------   ----------  --------------   -----------   --------------
Net loss                                      $    (22,251)       (32)%    $  (32,724)          4%        $ (31,430)
                                                ============   ==========  ==============   ===========   ==============
  % of total revenue                                  (133)%                     (190)%                        (295)%



REVENUES AND GROSS MARGIN


BATTERY AND SYSTEM SALES: Battery and systems sales totaled $16.0 million for the year ended March 31, 2007, as compared to $16.5 million for the year ended March 31, 2006, and $10.3 million for the year ended March 31, 2005. The decrease in revenues in fiscal 2007 compared to fiscal 2006 was primarily attributable to decreased sales of N-Charge(R) Power Systems as a result of the Company ceasing sales through our retail channels. We continue to sell the N-Charge(R) product through our reseller channels with a continued emphasis on healthcare and education sectors. We had $500,000 in deferred revenue on our balance sheet at March 31, 2007 and at March 31, 2006 primarily related to sales shipping in the end of the fourth quarter. We expect sales of the N-Charge(R) Power System to continue to grow moderately in fiscal 2008. We launched our large-format products with the U-Charge family of products during fiscal 2005. In fiscal 2006, we launched our long range battery pack for use in Segway Inc. human transporter as well as further expansions of our U-Charge family of products. Segway accounted for 60% and 53% of our total product sales in 2007 and 2006.

LICENSING AND ROYALTY REVENUE: For fiscal years 2005 through 2007, license and royalty revenue was primarily derived from license fees and royalty payments, relating to our battery construction, from Amperex Technology Limited ("ATL") including a one-time license fee payment of $0.5 million in fiscal 2004 and on-going royalty payments as sales are made by ATL using our technology. We expect to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

GROSS MARGIN/(LOSS): Gross margin as a percentage of revenue was 2% for the year ended March 31, 2007 as compared to a gross margin loss of (48%) for the fiscal year ended March 31, 2006 and a gross margin loss of (53%) for the year ended March 31, 2005. Fiscal years 2006 and 2005 margin improvements were offset by inventory valuation adjustments of $5.3 million and $1.2 million as of March 31, 2006 and 2005, related to valuation of our work in process cell inventory and lower of cost or market tests for our early launch and U.S.-sourced large-format products. During fiscal 2006, we had significant expenses due to issues with our powder manufacturing. We expect cost of sales to continue to decrease during fiscal 2008, as a percentage of sales, as production volumes increase, as we continue to implement our lower-cost manufacturing strategy, and improved efficiency.

OPERATING EXPENSES

The following table summarizes our operating expenses during each of the past three fiscal years:

                                                                             Year Ended
                                              ----------------------------------------------------------------------
                                              March 31, 2007   % Change   March 31, 2006  % Change    March 31, 2005
                                              --------------  ---------  ---------------  --------    --------------
                                                                      (dollars in thousands)
Operating expenses:
  Research and product development           $     3,478         (32)%    $     5,112      (33)%    $     7,682
  Marketing                                        2,138          (1)%          2,163      (50)%          4,292
  General and administrative                       8,510         (27)%         11,621      (11)%         13,130
  Share based compensation                         1,596          823%            173       188%           (197)
  Depreciation and amortization                      718          (1)%            722      (18)%            884
  (Gain)/loss on disposal of assets                   62        (114)%           (445)     (91)%         (5,257)
  Asset impairment charge                              -        (100)%            170       95%              87
  Contact settlement charge, INI                       -           -                -     (100)%            957
  Contact settlement charge, other                    24        (122)%           (108)     122%             499
                                              --------------  ---------  ---------------  --------    --------------
    Total operating expenses                 $    16,526         (15)%    $    19,408      (12)%    $    22,077
                                              ==============  =========  ===============  ========    ==============
    % of total revenue                               99%                          113%                     207%


We continued to focus on our operating expense management throughout fiscal 2007. Operating expenses as a percentage of revenue decreased to 99% in fiscal 2007 versus 113% in fiscal 2006 and 207% in fiscal 2005. The decrease is the result of increased revenues, as well as our focus on expense reductions during fiscal 2007. Of our operating expenses in fiscal 2005 $2.1 million related to the changes in our business plan and subsequent closure of our Northern Ireland facility and the sale of our Henderson, Nevada facility, representing 20% of revenue.

RESEARCH AND PRODUCT DEVELOPMENT: Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $3.5 million in fiscal 2007, $5.1 million in fiscal 2006 and $7.7 million in fiscal 2005. We achieved year over year decreases in research and development in fiscal 2007 and 2006 of 32% and 33%, respectively. Decreases in research and development expenses were the result of cessation of process development work in our Northern Ireland facility and reductions in research headcount, temporary staff, and consulting expenses and material costs in our Henderson, Nevada facility.

MARKETING: Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. After expanding our marketing expenses in fiscal 2005 to increase staffing, advertising and promotions to support brand awareness and expansion of sales channels for our products, we eliminated the lower performing of these programs and achieved 50% decrease in marketing expenses in fiscal 2006 as compared to fiscal 2005 while achieving a 60% growth in product revenue. In fiscal 2007 and 2006, we reduced expenses related to our N-Charge(R) Power System lead generation and media advertising as well as reduced consulting related to the European market development. We expect marketing expenses to remain the same in fiscal 2008. We plan to continue to develop our indirect channels, selectively grow our worldwide sales team, launch additional Saphion(R) products, and continue our branding efforts.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, audit, insurance, and corporate-related expenses. General and administrative expenses of $8.5 million in fiscal 2007 represented a 27% decrease over fiscal 2006. This was largely due to reductions made in facilities, personnel, insurance, auditing related costs and administrative expenses. Fiscal 2006 general and administrative expenses of $11.6 million represented a decrease of $1.5 million, or 11%, over fiscal 2005 expenses.

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

GAIN/LOSS ON SALE OF ASSETS: Loss on sales of assets amounted to $62,000 in fiscal year 2007 and resulted primarily from consolidating our China operations into one location. Gain on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility was $445,000 and $5.257 million in fiscal years 2006 and 2005. The majority of the gain is related to the sales of our Northern Ireland facility completed in fiscal 2005. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China and was sold for fair value.

DEPRECIATION AND AMORTIZATION, INTEREST EXPENSE AND SHARE BASED COMPENSATION

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense totaled $718,000, $722,000, and $884,000 for fiscal years ended March 31, 2007, 2006 and
2005, respectively. The decrease in depreciation expenses resulted from the assets in our Northern Ireland facility being classified as held for sale and not depreciated beginning in the third quarter of fiscal 2005, the impact of the impairment charges to intellectual property and property, plant and equipment and the impact of the sale of our Henderson, Nevada facility.

INTEREST EXPENSE: Interest expense relates to our long-term debt with a stockholder and third party, as well as mortgages on our Northern Ireland facility. We completed the sale of our Northern Ireland facility and paid off the mortgages on December 22, 2004. Interest expense was $6.9 million, $5.6 million, and $4.3 million for the fiscal years 2007, 2006 and 2005, respectively.

SHARE BASED COMPENSATION: Share based compensation of $1.6 million for the fiscal year of 2007 represents compensation costs recognized for all share-based payments granted on or after April 1, 2006 and awards granted to employees prior to April 1, 2006 that remain unvested on that date. In 2006 and 2005 share based compensation amounted to $173,000 and ($197,000), respectively, and primarily related to modifications of options.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
At March 31, 2007, the Company's principal sources of liquidity were cash and cash equivalents of $1.2 million. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2008 from the N-Charge(R) Power System and the battery pack for Segway, Inc., which are subject to seasonal fluctuations and the sale of the U-Charge(R) Power System will be insufficient to cover the Company's operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2007 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2008.

The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2006, 2005 and 2004 (in thousands):

                                                                                         Year Ended
                                                                ------------------------------------------------------------
                                                                 March 31, 2007        March 31, 2006        March 31, 2005
                                                                ----------------    -------------------    -----------------
Net cash flows provided by (used in):
  Operating activities                                         $    (20,307)        $     (33,149)        $     (33,125)
  Investing activities                                               (2,204)               (1,205)                7,021
  Financing activities                                               23,185                32,439                25,625
  Effect of foreign exchange rates                                     (118)                   27                   287
    Net increase (decrease) in cash and cash equivalents       $        556         $      (1,888)        $        (192)

Our use of cash from operations during fiscal 2007, fiscal 2006 and fiscal 2005 was $20.3 million, $33.1 million and $33.1 million, respectively. The cash used for operating activities during all periods was primarily for operating losses and working capital. Cash used for operating loss in fiscal 2007 was lower than in fiscal 2006 and 2005 primarily from the impact of decreases in some of the operating expenses as described above in the section titled "Operating Expenses."

In fiscal 2007, we spent net cash from investing activities of $2.2 million primarily on property, plant, and equipment for our China facilities.

We obtained net cash from financing activities of $23.2 million and $32.4 million during the fiscal 2007 and 2006, respectively. The 2007 financing includes $8.4 million in sales of common stock to private investors, 9.5 million in sales of common stock to a related party, and $5.0 million in short term convertible notes payable to a stockholder. The 2006 financing included $20 million from Berg & Berg Enterprises, LLC (Berg & Berg), an affiliate of Carl Berg, the Company chairman of the board and managing member of Berg & Berg in equity lines, including $6 million in convertible notes to shareholder, and approximately $5.9 million in common stock sales. The 2005 financing included $25.0 million from Berg &

Berg equity lines, net proceeds from the sale of common stock to a third party institutional investor, less cash used for the payoff of long-term debt related to the sale of our Northern Ireland facility.

As a result of the above, we had a net increase in cash and cash equivalents of $556,000 during fiscal 2007, a net decrease of $1.9 million during fiscal 2006, and a net decrease of $192,000 during fiscal 2005.

At March 31, 2007, we had $4.3 million of Series C-1 Convertible Preferred Stock and $4.3 million of Series C-2 Convertible Preferred Stock outstanding, all of which is currently held by Berg & Berg. The Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are convertible into common stock at $4.00 per share and were redeemable on December 15, 2005. Applicable provisions of Delaware corporate law restrict our ability to redeem the preferred stock. Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.

RELATED PARTY TRANSACTIONS

On February 1, 2007, West Coast Venture Capital purchased 657,894 shares of the Company's common stock for $1.0 million. The purchase price of $1.52 per share equaled the closing bid price of the Company's common stock as of January 31, 2007. The issuance of these shares of common stock was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares are restricted from trading by West Coast Venture Capital, an affiliate of Mr. Berg, for one year from the date of issuance, unless registered, and then may be traded only in compliance with the volume restrictions and other applicable restrictions.

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

In October 2001, the Company entered into a loan agreement (the "2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan from September 30, 2006, to September 30, 2008.

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2007, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at March 31, 2007). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008.

On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2007, principal and interest amounts of $4.9 million and $300,000 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005. As of March 31, 2007 and 2006, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

CAPITAL COMMITMENTS AND DEBT

At March 31, 2007, we had commitments for capital expenditures for the next 12 months of approximately $300,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.



At March 31, 2007, our cash obligations for short-term and long-term debt (principal & interest) consisted of (in thousands):


  1998 long-term debt to Berg & Berg Enterprises, LLC         $    25,094
  2001 long-term debt to Berg & Berg Enterprises, LLC              28,330
  2005 long-term debt to SFT I, Inc.                               20,125
                                                            ------------------
    Total debt obligations                                    $    73,549
                                                            ==================

At March 31, 2007, our repayment obligations of short-term and long-term debt principal are (in thousands):

                           2008        2009        2010       2011       2011     Thereafter        Total
Principal repayments    --------    ----------  ---------  ----------  ---------  ----------     -----------
                         $   -       $ 34,950    $    -    $  20,000   $    -     $       -      $   54,950

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

CONTRACTUAL OBLIGATIONS

At March 31, 2007, our contractual obligations and payments due by period are as follows (in thousands):

                                                                         Payments Due by Period
                                                -------------------------------------------------------------------
                                                              Less than                                More than
                                                  Total         1 Year    1-3 Years    3 - 5 Years       5 Years
                                                ---------   ------------  ---------   ------------    -------------
  Long-term debt obligations                    $ 73,549     $     125     $53,424        $20,000       $      -
  Operating lease obligations                      1,021           441         521             59              -
  Purchase obligations                             7,831         7,831
  Redemption of convertible preferred stock        8,610         8,610           -              -              -
                                                ---------   ------------  ---------   ------------    -------------
    Total                                       $ 91,011     $  17,007      53,945         20,059       $      -
                                                =========   ============  =========   ============    =============

INFLATION


Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company is still evaluating the effect, if any, on its financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN
48)." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN48 will have on its results of operations and financial position, if any.

In November 2004, the FASB, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard does not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, "Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments." On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (9.375% at March 31, 2007), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On May 8, 2007, the most recent adjustment date, the LIBOR rate was 5.32%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The following table presents the principal cash flows by year of maturity for our total debt obligations held at March 31, 2007 (in thousands):

                                                   Expected Maturity Date
                        ---------------------------------------------------------------------------------------
                           2008        2009        2010        2011       2012       Thereafter      Total
                        ---------- ---------   ---------- -----------  ----------   -----------      ----------
Fixed rate debt         $      -   $  34,950   $     -    $       -    $     -     $         -       $  34,950
Variable rate debt      $      -   $       -   $     -    $   20,000   $     -     $         -       $  20,000


Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE
Reports of Independent Registered Public Accounting Firms...............................................................38

Consolidated Balance Sheets as of March 31, 2007 and March 31, 2006.....................................................40

Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2007, 2006 and 2005 .........41

Consolidated Statements of Stockholders' Deficit for the years ended March 31, 2007, 2006 and 2005......................42

Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005.................................43

Notes to Consolidated Financial Statements..............................................................................44


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc., and subsidiaries (the "Company") as of March 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the fiscal year ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of their operations and comprehensive loss and their cash flows for the fiscal year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements the Company adopted SFAS 123R during the year ended March 31, 2007.

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

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting.


PMB HELIN DONOVAN, LLP

Austin, Texas
June 7, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and Subsidiaries
Austin, Texas

We have audited the accompanying consolidated balance sheet of Valence Technology, Inc., and subsidiaries (the "Company") as of March 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and the results of their operations and comprehensive loss and their cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


DELOITTE & TOUCHE LLP

Austin, Texas
June 28, 2006


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                 March 31, 2007     March 31, 2006
                                                                                                -----------------    ---------------
     Assets
     Current assets:
       Cash and cash equivalents                                                                   $    1,168         $      612
       Trade receivables, net of allowance of $169 and $99, respectively                                3,955              2,376
       Inventory                                                                                        7,915              2,738
       Prepaid and other current assets                                                                 1,987              2,566
                                                                                                -----------------    ---------------
     Total current assets                                                                              15,025              8,292
     Property, plant and equipment, net                                                                 3,997              3,052
     Intellectual property, net                                                                           178                288
                                                                                                -----------------    ---------------
     Total assets                                                                                   $  19,200         $   11,632
                                                                                                =================    ===============

     Liabilities and Stockholders' Deficit
      Current liabilities:
       Convertible notes payable to stockholder                                                     $       -         $    6,000
       Accounts payable                                                                                 2,904              1,599
       Accrued expenses                                                                                 4,223              4,479
       Deferred revenue                                                                                   516                464
                                                                                                -----------------    ---------------
     Total current liabilities                                                                          7,643             12,542
     Long-term interest payable to stockholder                                                         18,475             15,580
     Long-term debt, net of debt discount                                                              18,484             17,942
     Long-term debt to stockholder, net of debt discount                                               33,906             33,170
                                                                                                -----------------    ---------------
     Total liabilities                                                                                 78,508             79,234
                                                                                                -----------------    ---------------
     Commitments and contingencies
     Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized,
     861 issued and outstanding at March 31, 2007 and 2006, respectively, liquidation value $8,610      8,610              8,610
     Stockholders' deficit:
       Common stock, $0.001 par value, 200,000,000 shares authorized;
       106,199,516 and 89,883,539 shares issued and outstanding as of
       March 31, 2007 and 2006, respectively                                                              106                 90
       Additional paid-in capital                                                                     457,611            426,745
       Notes receivable from stockholder                                                               (5,164)            (5,164)
       Accumulated deficit                                                                           (516,647)          (494,224)
       Accumulated other comprehensive loss                                                            (3,824)            (3,659)
                                                                                                -----------------    ---------------
     Total stockholders' deficit                                                                      (67,918)           (76,212)
                                                                                                -----------------    ---------------
     Total liabilities, preferred stock and stockholders' deficit                                   $  19,200         $   11,632
                                                                                                =================    ===============

                 The accompanying notes are an integral part of these consolidated financial statements.


                                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             Year Ended
                                                                     -----------------   ------------------  -----------------
                                                                       March 31, 2007      March 31, 2006    March 31, 2005
                                                                     -----------------   ------------------  -----------------
     Revenue:
       Battery and system sales                                        $     15,971       $     16,490        $  10,274
       Licensing and royalty revenue                                            703                724              391
                                                                     -----------------   ------------------  -----------------
     Total revenues                                                          16,674             17,214           10,665
     Cost of sales                                                           16,366             25,454           16,341
     Gross margin/(loss)                                                        308             (8,240)          (5,676)
     Operating expenses:
       Research and product development                                       3,478              5,112            7,682
       Marketing                                                              2,138              2,163            4,292
       General and administrative                                             8,510             11,621           13,130
       Share based compensation                                               1,596                173             (197)
       Depreciation and amortization                                            718                722              884
       (Gain)/loss on disposal of assets                                         62               (445)          (5,257)
       Asset impairment charge                                                    -                170               87
       Contract settlement charge, INI                                            -                  -              957
       Contract settlement charge, other                                         24               (108)             499
                                                                     -----------------   ------------------  -----------------
     Total operating expenses                                                16,526             19,408           22,077
                                                                     -----------------   ------------------  -----------------
     Operating loss                                                         (16,218)           (27,648)         (27,753)
     Interest and other income                                                  834                475              585
     Interest expense                                                        (6,867)            (5,551)          (4,262)
                                                                     -----------------   ------------------  -----------------
     Net loss                                                               (22,251)           (32,724)         (31,430)
     Dividends on preferred stock                                               172                172              171
     Preferred stock accretion                                                    -                 28              578
                                                                     -----------------   ------------------  -----------------
     Net loss available to common stockholders, basic
         and diluted                                                   $    (22,423)      $    (32,924)       $ (32,179)
                                                                     =================   ==================  =================
     Other comprehensive loss:
       Net loss                                                        $    (22,251)      $    (32,724)       $ (31,430)
       Change in foreign currency translation
       adjustments                                                             (165)               234              148
     Comprehensive loss                                                $    (22,416)      $    (32,490)       $ (31,282)
                                                                     =================   ==================  =================
     Net loss per share available to common stockholders               $      (0.22)      $      (0.37)       $   (0.40)
                                                                     =================   ==================  =================
     Shares used in computing net loss per share available to common
       stockholders, basic and diluted                                       99,714             89,298           81,108
                                                                     =================   ==================  =================

         The accompanying notes are an integral part of these consolidated financial statements.


                                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                 (IN THOUSANDS)

                                                                                                             Accumulated
                                                                     Additional      Notes                      Other
                                                     Common Stock     Paid-in   Receivable from  Accumulated Comprehensive
                                                    Shares    Amount  Capital     Stockholder      Deficit       Loss       Totals
                                                    -------  ------- ---------  ---------------  ----------- -------------  -------
     Balances, March 31, 2004                       75,961   $  76  $382,056    $ (5,161)      $ (429,724)   $   (4,041)  $(56,794)
                                                    -------  ------- ---------  ---------------  ----------- -------------  -------
      Sale of stock to private investors            10,243      10    31,890                                                31,900
      Issuance of stock to INI                         539       1     1,915                                                 1,916
      Exercise of stock options at                                                                                             571
      $0.63 to  $4.56 per share                        319               571
      Accretion of preferred stock                                      (578)                                                 (578)
      Stock compensation                                                (197)                                                 (197)
      Modification of stock option                                        (1)                                                   (1)
      Interest receivable from stockholder                                          (304)                                     (304)
      Payment of accrued interest on note
      receivable from stockholder                                                    301                                       301
      Dividends on preferred stock                                                                   (174)                    (174)
      Net loss                                                                                    (31,430)                 (31,430)
      Change in translation adjustment                                                                              148        148
                                                    -------  ------- ---------  ---------------  ----------- -------------  -------
     Balances, March 31, 2005                       87,062   $  87  $415,656    $ (5,164)      $ (461,328)   $   (3,893)  $(54,642)
                                                    -------  ------- ---------  ---------------  ----------- -------------  -------
      Sale of stock to private investors             2,260       2     5,899                                                 5,901
      Exercise of stock options at                                                                                             790
      $0.63 to  $4.56 per share                        562       1       789
      Issuance of common stock warrants                                2,037                                                 2,037
      Extension of expiring common stock warrants                      2,215                                                 2,215
      Accretion of preferred stock                                       (28)                                                  (28)
      Stock compensation                                                 287                                                   287
      Modification of stock option                                      (110)                                                 (110)
      Interest receivable from stockholder                                          (281)                                     (281)
      Payment of accrued interest on note
      receivable from stockholder                                                    281                                       281
      Dividends on preferred stock                                                                   (172)                    (172)
      Net loss                                                                                    (32,724)                 (32,724)
      Change in translation adjustment                                                                              234        234
                                                    -------  ------  ---------  ---------------  ----------- -------------  -------
     Balances, March 31, 2006                       89,884   $  90  $426,745    $ (5,164)      $ (494,224)   $   (3,659)  $(76,212)
                                                    =======  ======  =========  ===============  =========== =============  =======
      Sale of stock to private investors             4,780       5     8,436                                                 8,441
      Sale of stock to related party                 5,364       5     9,495                                                 9,500
      Conversion of short-term notes payable to      6,039       6    11,095                                                11,101
      shareholder
      Exercise of stock options at                     132               244                                                   244
      $0.63 to  $1.69 per share
      Dividends on preferred stock                                                                   (172)                    (172)
      Share based compensation                                         1,596                                                 1,596
      Net loss                                                                                    (22,251)                 (22,251)
      Change in translation adjustment                                                                             (165)      (165)
                                                   --------  ------- ---------  ---------------  ----------- -------------  -------
     Balances, March 31, 2007                      106,199  $  106  $457,611    $ (5,164)      $ (516,647)   $   (3,824)  $(67,918)
                                                   ========  ======  =========  ===============  =========== =============  =======

                The accompanying notes are an integral art of these consolidated financial statements.




                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                                      Year Ended
                                                                                   -------------------------------------------------
                                                                                     March 31, 2007   March 31, 2006  March 31, 2005
  Cash flows from operating activities:                                            -----------------  --------------  --------------
     Net loss                                                                       $   (22,251)     $   (32,724)      $   (31,430)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     1,035              923               884
        Gain on disposal of assets                                                           62             (445)           (5,257)
        Bad debt expense (recoveries)                                                       154                -                17
        Accretion of debt discount and other                                              1,278            1,074               909
        Asset impairment charge                                                               -              170                87
        Contract settlement payment to INI                                                    -                -            (3,211)
        Contract settlement charge, other                                                     -             (108)              957
        Reserve for obsolete inventory                                                        -                -               741
        Share based compensation                                                          1,596              173              (197)
        Interest income on shareholder note receivable                                        -             (281)               (3)
     Changes in operating assets and liabilities:
        Trade receivables                                                                (1,579)            (912)               (3)
        Inventory                                                                        (5,177)            (174)               13
        Prepaid and other current assets                                                    579           (1,647)             (589)
        Accounts payable                                                                  1,305           (1,652)              987
        Accrued expenses and long-term interest                                           2,639            3,230             3,322
        Deferred revenue                                                                     52             (777)             (352)
                                                                                   -----------------  --------------  --------------
   Net cash used in operating activities                                                (20,307)         (33,149)          (33,125)
                                                                                   -----------------  --------------  --------------
  Cash flows from investing activities:
     Purchases of property, plant and equipment                                          (2,230)          (1,871)           (1,838)
     Proceeds from disposal of property, plant and equipment                                 26              666             9,772
     Effect of deconsolidation of joint venture                                               -                -              (913)
                                                                                   -----------------  --------------  --------------
   Net cash provided by (used in) investing activities                                   (2,204)          (1,205)            7,021
                                                                                   -----------------  --------------  --------------
  Cash flows from financing activities:
     Proceeds from convertible notes payable to stockholder                               5,000            6,000                 -
     Proceeds from long-term debt, net of issuance costs                                      -           22,139                 -
     Payments of short term loans                                                             -           (2,500)                -
     Payments of long-term debt                                                               -                -            (6,646)
     Dividends paid on preferred stock                                                        -             (172)             (172)
     Proceeds from issuance of preferred stock, net                                           -                -               (28)
     Interest received on notes from shareholder                                              -              281                 -
     Proceeds from stock option exercises                                                   244              789               571
     Proceeds from issuance of common stock and warrants, net of issuance costs          17,941            5,902            31,900
                                                                                   -----------------  --------------  --------------
       Net cash provided by financing activities                                         23,185           32,439            25,625
                                                                                   -----------------  --------------  --------------
     Effect of foreign exchange rates on cash and cash equivalents                         (118)              27               287
                                                                                   -----------------  --------------  --------------
     Increase/(decrease) in cash and cash equivalents                                       556           (1,888)             (192)
     Cash and cash equivalents, beginning of year                                           612            2,500             2,692
                                                                                   -----------------  --------------  --------------
     Cash and cash equivalents, end of year                                         $     1,168        $     612       $     2,500
                                                                                   =================  ==============  ==============
  Supplemental Information:
     Interest paid                                                                  $     1,875        $   1,070       $       275
   Conversion of notes payable to stockholder into common stock                     $    11,101                -       $         -
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

     The Company's business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its Wholly Foreign-Owned Enterprises ("WFOE's") in China. These WFOE's initiated operations in late fiscal 2005. The market for Saphion(R) technology will be developed by offering existing and new solutions that differentiate the Company's products and its customers' products in both the large-format and small-format markets through the Company's own product launches, such as the N-Charge(R) Power System and U-Charge(R) Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our Saphion(R) technology receives greater market acceptance.

2.   GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

     GOING CONCERN:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $516.6 million as of March 31, 2007. For the years ended March 31, 2007 and 2006, the Company sustained net losses available to common shareholders of $22.4 and $32.9 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company's ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

     LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 2007, the Company's principal sources of liquidity were cash and cash equivalents of $1.2 million.

     The Company expects our sources of liquidity will not be sufficient for the twelve months following March 31, 2007. The Company anticipates product sales during fiscal 2008 from the N-Charge(R) Power System and the Segway pack, which are subject to seasonal fluctuations and the sale of the U-Charge(R) Power System will be insufficient to cover the Company's operating expenses. The Company also anticipates some benefits from reductions in operating expenses and manufacturing costs; however, these benefits may not be sufficient to sustain the Company's operations and its ability to continue as a going concern. Management depends upon its ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless the Company's product sales are greater than management currently forecasts or there are other changes to the Company's business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company's historical operating results and the amount of our existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 5, warranty liabilities as discussed in Note 13, and share based compensation as discussed in Note 15. Actual results could differ from those estimates.

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

     PROPERTY, PLANT AND EQUIPMENT (CONTINUED):

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

     ADVERTISING COSTS:

     Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2007, 2006 and 2005, were $87,000, $87,000 and $468,000, respectively.

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

     STOCK-BASED COMPENSATION:

     Prior to April 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. No employee compensation cost for stock options was recognized in the consolidated income statements for periods prior to April 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which revises SFAS 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB No. 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options to be recognized in the statement of operations, generally over the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting. SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. The Company adopted SFAS 123R on April 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning April 1, 2006 for all share-based payments granted on or after that date and for awards granted to employees prior to April 1, 2006 that remain unvested on that date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. See Note 15 to the consolidated financial statements for disclosures required by SFAS 123R and related pronouncements.

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


                                                                                             MARCH 31,
                                                                           2007                 2006               2005
                                                                    -------------------- ---------------------------------------
Shares reserved for conversion of  Series C preferred stock               3,628,634            3,629,470       2,152,500
Common stock options                                                     10,070,240            9,045,276       9,264,000
Warrants to purchase common stock                                         2,955,643            2,955,643       1,889,000
                                                                    -------------------- ---------------------------------------
Total                                                                    16,654,517           15,630,389      13,305,500
                                                                    ==================== =======================================

     NEW ACCOUNTING STANDARDS:


     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company is still evaluating the effect, if any, on its financial position or results of operations.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     NEW ACCOUNTING STANDARDS (CONTINUED):

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its results of operations and financial position, if any.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard does not have a material effect on the company's financial position, results of operations or cash flows.

4.   IMPAIRMENT CHARGE:

     An impairment charge of $170,000 was recorded during the 2006 fiscal year, pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The charge relates to certain portions of the Company's information systems that are no longer in use.

     An impairment charge of $87,000 was recorded during the 2005 fiscal year, pursuant to FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." As a result of the Company's decision to relocate manufacturing operations from its leased Henderson, Nevada facility to a newly-formed subsidiary in Suzhou, China, equipment fixtures in the Nevada facility will not generate cash flows greater than their carrying value. Assets with a carrying value of approximately $87,000 were written down in full to fair value, as the company estimates that there will be no future cash flows from these assets.

5.   INVENTORY:

     Inventory consisted of the following at (in thousands):

                                                                       MARCH 31,
                                               ----------------------------------------------------
                                                            2007                   2006
                                               ----------------------------------------------------
Raw materials                                       $      2,210             $        891
Work-in-process                                            3,116                    1,422
Finished goods                                             2,589                      425
                                               ----------------------------------------------------
Inventory                                           $      7,915             $      2,738
                                               ====================================================


     Included in inventory at March 31, 2007 and 2006 were valuation allowances of $4.4 million and $5.3 million, respectively, for scrap, obsolete inventory and to reduce their carrying values to lower of cost or market. Management has valued certain amounts of overhead absorption related to work-in-process based on estimates of completion at March 31, 2007.

6.   PREPAID AND OTHER CURRENT ASSETS:

     Prepaid and other current assets consisted of the following at (in thousands):

                                                                      MARCH 31,
                                              -----------------------------------------------------------
                                                           2007                          2006
                                              ------------------------------- ---------------------------
Other receivables                                  $      1,460                    $        897
Deposits                                                    297                             183
Prepaid insurance                                            78                             268
Other prepaids                                              152                           1,218
                                              ------------------------------- ---------------------------
Prepaids and other current assets                  $      1,987                    $      2,566
                                              =============================== ===========================

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, net of accumulated depreciation and amortization and impairment, consisted of the following at (in thousands):

                                                                                MARCH 31,
                                                        -----------------------------------------------------------
                                                                     2007                          2006
                                                        ------------------------------- ---------------------------
Leasehold improvements                                       $      1,045                    $        738
Machinery and equipment                                             4,400                           7,854
Office and computer equipment                                       2,001                           2,032
Construction in progress                                              462                              84
                                                        ------------------------------- ---------------------------
Property, plant and equipment, gross                                7,908                          10,708
Less: accumulated depreciation and amortization                    (3,873)                         (5,624)
Less: impairment                                                      (38)                         (2,032)
                                                        ------------------------------- ---------------------------
Property, plant and equipment, net                           $      3,997                    $      3,052
                                                        =============================== ===========================

     Depreciation expense was approximately $925,000 $810,000 and $770,000 for the fiscal years end March 31, 2007, 2006, and 2005, respectively.

8.   INTELLECTUAL PROPERTY

     Intellectual property consisting primarily of stacked battery construction technology acquired from Telcordia Technologies, Inc., in December 2000 is amortized over five years. Intellectual property, net of accumulated amortization and impairment, consisted of the following at (in thousands):

                                                                   MARCH 31,
                                           -----------------------------------------------------------
                                                        2007                          2006
                                           ------------------------------- ---------------------------
Intellectual property, gross                    $     13,602                    $     13,602
Less: accumulated amortization                        (4,930)                         (4,820)
Less: impairment                                      (8,494)                         (8,494)
                                           ------------------------------- ---------------------------
Intellectual property, net                      $        178                    $        288
                                           =============================== ===========================

         Amortization expense was approximately $110, $113 and $114 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Amortization expense on intellectual property at March 31, 2007 will be approximately $114 and $64 for fiscal years 2008 and 2009, respectively.


9. ACCRUED EXPENSES:

         Accrued expenses consisted of the following at (in thousands):

                                                                 MARCH 31,
                                         -----------------------------------------------------------
                                                      2007                          2006
                                         ------------------------------- ---------------------------
Accrued compensation                          $        494                    $        374
Professional services                                  189                             431
Warranty reserve                                     1,139                           1,509
Other accrued expenses                               2,401                           2,165
                                         ------------------------------- ---------------------------
Total Accrued expenses                        $      4,223                    $      4,479
                                         =============================== ===========================

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER:

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  LONG-TERM DEBT:

     Long-term debt consisted of the following at (in thousands):

                                                                                MARCH 31,
                                                    -----------------------------------------------------------
                                                                 2007                          2006
                                                    ------------------------------- ---------------------------
2005 Loan                                                $     20,000                    $     20,000


Less: unaccreted debt discount                                 (1,516)                         (2,058)
                                                    ------------------------------- ---------------------------
Long-term debt, less current portion                     $     18,484                    $     17,942
                                                    =============================== ===========================

     Long-term debt to stockholder consisted of the following at (in thousands):


                                                                                MARCH 31,
                                                     -----------------------------------------------------------
                                                                  2007                          2006
                                                     ------------------------------- ---------------------------
2001 Loan                                                 $     20,000                    $     20,000
1998 Loan                                                       14,950                          14,950

Less: unaccreted debt discount                                  (1,044)                         (1,780)
                                                     ------------------------------- ---------------------------
Long-term debt to stockholder                             $     33,906                    $     33,170
                                                     =============================== ===========================


     Principal payments of long-term debt are as follows (in thousands):


                                                                         Fiscal
                                --------------------------------------------------------------------------------------
                                    2008       2009        2010        2011        2012      Thereafter       Total
                                -----------  ---------   ---------   ---------   ---------  ------------     ---------
2005 loan                      $         -   $       -   $       -   $ 20,000    $      -   $          -    $  20,000
2001 loan                                -      20,000           -          -           -              -       20,000
1998 loan                      $         -   $  14,950   $       -   $      -    $      -   $          -    $  14,950
                                -----------  ---------   ---------   ---------   ---------  ------------     ---------
Total debt to stockholder      $         -   $  34,950   $       -   $ 20,000    $      -   $          -    $  54,950
                                ===========  =========   =========   =========   =========  ============     =========


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

     On July 13, 2005, the Company secured a $20.0 million loan (the "2005 Loan") from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Berg. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (9.38% as of March 31, 2007). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The fair value of the LIBOR rate cap agreement is included in other assets and marked-to-market on a quarterly basis.

     The Company used $2.5 million of the proceeds from the loan to repay a June 30, 2005 draw from Mr. Berg's funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company's common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney's fees which has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through March 31, 2007, a total of approximately $866,000 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  LONG-TERM DEBT (CONTINUED):

     In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company's common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and originally expired on August 30, 2005. In July 2005, the warrants were extended until September 30, 2008. The fair value assigned to these warrants, totaling approximately $5.1 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through March 31, 2007, a total of $4.1 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2007, 2006 and 2005 were $1.6 million in each year. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $8.3 million and $6.7 million as of March 31, 2007 and 2006, respectively.

     In July 1998, the Company entered into an amended loan agreement ("1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of March 31, 2007, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender's borrowing rate (approximately 9.0% at March 31, 2007). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the Nasdaq SmallCap Market as an acceptable market for the listing of the Company's Common Stock. The accrued interest amounts for the 1998 Loan were $10.1 million and $8.5 million as of March 31, 2007 and 2006, respectively.

     All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

12.  SETTLEMENT AGREEMENT:

     Since 1994, pursuant to a letter of offer, the Company received employment and capital grants from the Ireland Development Board, now known as Invest Northern Ireland ("INI") for its Mallusk, Northern Ireland manufacturing facility, totaling (pound)9.0 million. Under certain circumstances, INI had the right to reclaim a portion of these grants and had a security interest in the facility's land, building and equipment. On December 21, 2004, the Company and INI entered into a settlement agreement pursuant to which INI agreed to release the Company of all outstanding claims and other obligations owing to INI in connection with grants previously provided to the Company. Under the terms of the settlement agreement the Company agreed to pay INI (pound)3 million consisting of a (pound)2 million payment in cash and a (pound)1 million payment in common stock. In order to fund the (pound)1 million common stock payment the Company issued 539,416 shares of common stock, equivalent to $3.60 per share. In connection with this final settlement, the Company recorded an additional charge of $957,000 during fiscal 2005.

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES:

     LEASES:

     Total rent expense for the years ended March 31, 2007, 2006 and 2005 was approximately $674,000, $847,000 and $936,000, respectively. Future minimum payments on leases for fiscal years following March 31, 2007 are (in thousands):

         2008                                        $          441
         2009                                                   305
         2010                                                   216
         2011                                                    59
         2012                                                     -
         Thereafter                                               -
                                                    --------------------------
         Total minimum payments                      $        1,021
                                                    ==========================

     WARRANTIES:

     The Company has established a warranty reserve in connection with the sale of N-Charge(R) Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge(R) Power Systems, and other large-format power systems.

     Product warranty liabilities are as follows at (in thousands):

                                                                      MARCH 31,
                                           -----------------------------------------------------------
                                                        2007                          2006
                                           ------------------------------- ---------------------------
Beginning balance                               $      1,509                    $      1,067
Less: claims                                            (523)                           (748)
Add: accruals                                            153                           1,190
                                           ------------------------------- ---------------------------
Ending balance                                  $      1,139                    $      1,509
                                           =============================== ===========================

     LITIGATION:

     On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging infringement of its recently granted Canadian Patents 2,483,918 and 2,466,366. The action is in the initial pleading state. The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

     On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion(R) Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec's complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court until July 10, 2007, pending a review and update of the status of the USPTO reexaminations of the two University of Texas patents asserted in the case. The USPTO has stated in declaring the two reexaminations that there are serious questions as to the patentability of the two patents. Our management believes the action by Hydro-Quebec is without merit and intends to vigorously defend the lawsuit, as well as all of its available legal remedies.

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

     Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC ("Berg & Berg") on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 per share or the closing bid price of the Company's common stock on December 13, 2005 ($1.98) and
     (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company's common stock at the lower of $4.00 per share or the closing bid price of the Company's common stock on July 13, 2005 ($2.96). At March 31, 2007 the Company was in arrears on the payment of $258,000 in preferred stock dividends.

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

15.  SHARE BASED COMPENSATION:

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

     In February 1996, the Board of Directors adopted a stock plan for outside Directors (the "1996 Non-Employee Director's Stock Option Plan"). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SHARE BASED COMPENSATION (CONTINUED):

     grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first and second quarter of fiscal 2007, no shares were granted under this plan. At March 31, 2007, the Company had 87,928 shares available for grant under the 1996 Non-Employee Director's Stock Option Plan.

     In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the "1997 Plan"). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During 2007, no shares were granted under this plan. At March 31, 2007, the Company had 920,440 shares available for grant under the 1997 Plan.

     In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee's termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal 2007, 1,276,000 shares were granted under this plan. At March 31, 2007, the Company had 2,309,011 shares available for grant under the 2000 Plan.

     When options are exercised the Company issues new shares to the grantee.

     Aggregate option activity is as follows (shares in thousands):

                                                                   Outstanding Options
                                      --------------------------------------------------------------------
                                                Number of                       Weighted Average
                                                 Shares                          Exercise Price
                                      ------------------------------      --------------------------------

Balance at March 31, 2004                           8,605                               $5.73
    Granted                                         1,799                               $3.12
    Exercised                                        (315)                              $1.72
    Canceled                                         (825)                              $7.99
                                      ------------------------------
Balance at March 31, 2005                           9,264                               $5.17
    Granted                                         1,978                               $2.74
    Exercised                                        (542)                              $1.52
    Canceled                                       (1,655)                              $4.36
                                      ------------------------------
Balance at March 31, 2006                           9,045                               $4.97
                                      ------------------------------
   Granted                                          2,776                               $1.66
   Exercised                                         (174)                              $1.49
   Canceled                                        (4,894)                              $4.78
                                      ------------------------------
Balance at March 31, 2007                           6,753                               $3.84
                                      ==============================

At March 31, 2007, 2006, and 2005 vested options to purchase 2,903,797,
6,812,207, and 6,869,531 shares, respectively, were unexercised.



                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SHARE BASED COMPENSATION (CONTINUED):

     The following table summarizes information about fixed stock options outstanding at March 31, 2007 (shares in thousands):

                                      Options Outstanding                         Options Exercisable
                          ------------------------------------------------------------------------------------------------
                                                                                                               Weighted
                                             Weighted Average                                                   Average
       Range of                  Number     Remaining Contractual   Weighted Average         Number            Exercise
     Exercise Prices          Outstanding       Life (years)         Exercise Price        Exercisable          Price
    --------------------    --------------- ---------------------   -----------------    --------------      -------------
     $0.63 - $1.99               3,304              9.08                 1.61                   602              1.45
     $1.99 - $4.62               1,777              7.37                 3.06                   674              3.40
     $4.62 - $10.06              1,448              2.41                 6.51                 1,404              6.55
     $10.06 - $15.75                10              3.50                13.84                    10             13.84
     $15.75 - $23.56               113              3.14                20.41                   113             20.41
     $23.56 - $34.62               101              2.92                32.93                   101             32.93
    --------------------    --------------- ---------------------   -----------------    --------------      -------------
     $ 0.63 - $34.62             6,753              7.00                 3.84                 2,904              6.24
                            --------------- ---------------------   -----------------    --------------      -------------

     Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the years ended March 31, 2007, $1.6 million, $173,000, and ($197,000) of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exerciseable at March 31, 2007 is $19,000 and the intrinsic value of options exercised during 2007 is $187,000. For fiscal years 2005 and 2006, compensation expense was not recorded consistent with the provisions of SFAS 123, as amended by SFAS
     148. Had compensation expense been recorded the pro forma net loss would have been reported as follows (in thousands):

                                                                                                FISCAL YEAR ENDING MARCH 31,
                                                                                               2006                      2005
                                                                                    --------------------------  --------------------
     Net loss available to stockholders - as reported                                  $    (32,924)                   $(32,179)

     Add: stock-based compensation expense, net of related taxes
                                                                                             (2,388)                     (4,117)
                                                                                    --------------------------  --------------------
     Net loss available to stockholders - pro forma                                    $    (35,312)                   $(36,296)
                                                                                    ==========================  ====================
     Net loss available to stockholders per share, basic and diluted - as reported     $      (0.37)                   $  (0.40)
     Net loss available to stockholders per share, basic and diluted - pro forma       $      (0.40)                   $  (0.45)


     As of March 31, 2007 the Company had a total of $4.6 million in compensation costs related to stock-based compensation to recognize over a remaining service period of 2.6 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2007 and 2006:

                                                          MARCH 31,
                                                2007                  2006
                                         -------------------  ------------------
     Risk-free interest rate                   4.34%                 4.17%
     Expected life                           5.0 years             5.0 years
     Volatility                               82.36%                92.73%
     Dividend yield                            None                  None

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SIGNIFICANT CUSTOMERS:

     Revenues from three significant customers represented 60%, 9%, and 7% or a total of 78% of total revenues for the year ended March 31, 2007 and a total of 74% of the trade accounts receivable at March 31, 2007. Revenues from three significant customers represented a total of 73% of total revenues for the year ended March 31, 2006 and a total of 77% of the trade accounts receivable at March 31, 2006. Revenues from three significant customers represented a total of 46% of total revenues for the year ended March 31, 2005 and a total of 41% of the trade accounts receivable at March 31, 2005.

17.  INCOME TAXES:

     There was no recorded income tax benefit related to the losses of fiscal years 2007, 2006 or 2005 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

                                                                  FISCAL YEAR ENDING MARCH 31,
                                                        2007                 2006                 2005
                                                   ---------------     ----------------   -------------------
Federal tax benefit at statutory rate                $  (7,565)           $ (11,126)         $  (10,665)
Rate differential - foreign                                 (1)                 (19)                (74)
Impact of foreign rate change                                -                    -               1,159
Impact of change in Texas tax law                        1,292                    -                   -
State tax provision                                         (4)                (935)                (96)
Expenses not deductible for tax and other                  383                 (157)                (61)
Research and experimentation credit                       (277)                (146)                  -
Foreign losses not available as a carryfoward            4,766                4,893               3,924
Change in valuation allowance                            1,406                7,490               5,813
                                                   ---------------     ----------------   -------------------
Tax provision (benefit)                              $       -            $       -          $        -
                                                   ===============     ================   ===================

     The components of the net deferred tax asset were as follows at (in thousands):

                                                                                        MARCH 31,
                                                                 --------------------------------------------------------
                                                                               2007                        2006
                                                                 -----------------------------  -------------------------
 Deferred tax assets:
   Current deferred tax assets:
     Accrued liabilities and other                                    $         827                 $       2,641
   Valuation allowance for current deferred tax assets                         (827)                       (2,641)
                                                                 -----------------------------  -------------------------
   Net current deferred tax assets                                                -                             -
                                                                 -----------------------------  -------------------------
   Non-current deferred tax assets:
     Depreciation and amortization                                                -                         1,236
     Stock compensation                                                         195                           103
     Research and experimentation credit carryforwards                        2,175                         1,899
     Net operating loss carryforwards - Federal and state                    70,151                        70,069
     Net operating loss carryforwards - Foreign                              49,203                        46,108
     Impairment reserve                                                         740                           865
     Imputed interest                                                         1,122                         1,207
   Valuation allowance for non-current deferred tax assets                 (123,457)                     (121,487)
                                                                 -----------------------------  -------------------------
   Net non-current deferred tax assets                                          129                             -
                                                                 -----------------------------  -------------------------

Deferred tax liabilities:

   Non-current deferred tax liabilities

     Depreciation and amortization                                             (129)                            -
                                                                 -----------------------------  -------------------------
   Total non-current deferred tax liabilities                                  (129)                            -
                                                                 -----------------------------  -------------------------

 Net current deferred tax asset (liability)                           $           -                 $           -
                                                                 =============================  =========================
Net noncurrent deferred tax asset (liability)                         $           -                 $           -
                                                                 =============================  =========================


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  INCOME TAXES (CONTINUED):

     At March 31, 2007, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $205.6 million. The effect of the change in Texas tax law represents a decrease in the state rate applied to the temporary differences, and the exclusion of the deferred tax assets related to Texas loss carryforwards and research and development credit carryforwards. The state rate applied to the temporary difference has been reduced as the temporary differences do not affect the Company's Texas gross margin tax and thus, do not represent a future tax benefit or liability for the Texas tax. The valuation allowance increase by approximately $155,000 during the year ended March 31, 2007. The net increase resulted from a gross decrease of $1.3 million related to the an adjustment to the gross deferred tax assets, and a gross increase of $1.4 million due to operating losses not benefited. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital.

     The carryforwards expire from 2008 to 2027, if not used before such time to offset future taxable income.

     For federal tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $162.4 million.

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

                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  RELATED PARTY TRANSACTIONS:

     On February 1, 2007, West Coast Venture Capital purchased 657,894 shares of the Company's common stock for $1.0 million. The purchase price of $1.52 per share equaled the closing bid price of the Company's common stock as of January 31, 2007.

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

     On December 15, 2006, West Coast Venture Capital purchased 549,541 shares of the Company's common stock for $1.0 million. The purchase price of $1.82 per share equaled the closing bid price of the Company's common stock as of December 15, 2006

     On August 17, 2006, West Coast Venture Capital purchased 534,759 shares of the Company's common stock for $1.0 million. The purchase price of $1.87 per share equaled the closing bid price of the Company's common stock as of August 16, 2006.

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

20.  RELATED PARTY TRANSACTIONS (CONTINUED):

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

     In October 2001, the Company entered into a loan agreement (the "2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan from September 30, 2006, to September 30, 2008.

     In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2007, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at March 31, 2007). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008.

     On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2007, principal and interest amounts of $4.9 million and $300,000 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005. As of March 31, 2007 and 2006, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

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

     Long-lived asset information by geographic area is as follows at (in thousands):

                                                          MARCH 31,
                                  -------------------------------------------------------
                                             2007                        2006
                                  ---------------------------  --------------------------
United States                          $        657                 $        648
International                                 3,518                        2,692
                                  ---------------------------  --------------------------
Total                                  $      4,175                 $      3,340
                                   ===========================  ==========================

         Revenues by geographic area are as follows at (in thousands):

                                                      FISCAL YEAR ENDING MARCH 31,
                                  -------------------------------------- -----------------
                                         2007                 2006              2005
                                  -------------------- ----------------- -----------------
United States                        $   14,579         $     15,796       $     9,656
International                             2,095                1,418             1,009
                                  -------------------- ----------------- -----------------
Total                                $   16,674         $     17,214       $    10,665
                                  ==================== ================= =================

22.      QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                 1st Quarter    2nd Quarter    3rd Quarter    4th Quarter  Fiscal Year
 Year Ended March 31, 2007                     -------------- -------------  --------------   -----------  ------------
--------------------------------------
  Revenue                                       $   3,168     $   6,376       $     2,318     $   4,812    $   16,674
  Gross margin/(loss)                                  22         1,079              (464)         (329)          308
  Operating loss                                   (4,160)       (3,142)           (4,458)       (4,458)      (16,218)
  Net loss available to common stockholders        (5,657)       (4,768)           (5,962)       (6,036)      (22,423)
  Basic and diluted EPS(1)                          (0.06)        (0.05)            (0.06)        (0.05)        (0.22)


 Year Ended March 31, 2006
-------------------------------------
  Revenue                                       $   3,405     $   5,518       $     4,819     $   3,472    $   17,214
  Gross margin loss                                (1,922)       (1,826)           (1,152)       (3,340)       (8,240)
  Operating loss                                   (7,260)       (6,698)           (5,670)       (8,020)      (27,648)
  Net loss available to common stockholders        (8,196)       (8,053)           (7,106)       (9,569)      (32,924)
  Basic and diluted EPS(1)                          (0.09)        (0.09)            (0.08)        (0.11)        (0.37)

--------------
(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.


                    VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  SUBSEQUENT EVENTS:

     On May 17, 2007, Berg & Berg Enterprises, LLC purchased 990,099 shares of the Company's common stock for $1.0 million. The purchase price of $1.01 per share equaled the closing bid price of the Company's common stock as of May 16, 2007.

     On April 18, 2007, West Coast Venture Capital purchased 925,926 shares of the Company's common stock for $1.0 million. The purchase price of $1.08 per share equaled the closing bid price of the Company's common stock as of April 19, 2007.

     On April 5, 2007, West Coast Venture Capital purchased 970,874 shares of the Company's common stock for $1.0 million. The purchase price of $1.03 per share equaled the closing bid price of the Company's common stock as of April 4, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 21, 2006 the Company dismissed Deloitte & Touche, LLP as the Company's independent registered public accounting firm. Effective, the same day the Company appointed Helin, Donovan, Trubee & Wilkinson, LLP to serve as its principal independent registered public accounting firm for the fiscal year ending March 31, 2007.

On January 22, 2007, the Company was informed that its principal independent registered public accounting firm, Helin, Donovan, Trubee & Wilkinson, LLP (HDT&W) had consummated a merger with Pohl, McNabola, Berg & Co., LLP located in San Francisco, California. The name of the post merger firm is PMB Helin Donovan, LLP and the post-merger firm has succeeded HDT&W as our principal independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION AND CONCLUSION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company conducted an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were effective as of March 31, 2007.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2007. The Company is in the process of implementing a new accounting system in China during the fourth quarter. The final testing and documentation of the accounting system implementation was not complete in time to allow sufficient testing of certain controls. The Company believes that mitigating and compensating controls which exist at the date of this report reduce to a relatively low level the risks associated with implementing the new accounting system.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2007 has been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.


/s/ Robert L.kanode
-----------------------------------
Robert L. Kanode
Principal Executive Officer

/s/ Thomas F. Mezger
--------------------------------
Thomas F. Mezger
Principal Financial Officer


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In order to address and correct certain deficiencies identified in fiscal 2006, management has taken the following corrective actions: 1) strengthened the expertise and minimum competency requirements for critical accounting and financial reporting positions, and 2) replaced and added personnel with the appropriate expertise to our accounting and financial reporting functions in the Company's operating and corporate segments to review and monitor transactions, accounting processes and control activities more effectively. Other than the proceeding changes, there were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                   ON INTERAL CONTROL OVER FINANCIAL REPORTING


To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries
Austin, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Valence Technology, Inc. and its subsidiaries (the "Company") did maintain effective internal control over financial reporting as of March 31, 2007 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that the Company did maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company was in the process of implementing a new accounting system for its Chinese subsidiaries during the fourth quarter of its fiscal year. The final testing and documentation of the accounting system implementation was not completed in time to allow sufficient testing of certain controls. The Company implemented compensating controls during this period.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007, of the Company and our report dated June 7, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern on those consolidated financial statements.

PMB HELIN DONOVAN, LLP

Austin, Texas
June 7, 2007

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following tables set forth certain information with respect to our directors, officers and significant employees as of June 1, 2007.

The following persons serve as our directors:

DIRECTORS                                                           AGE                    PRESENT POSITION
---------                                                           ---                    ----------------
Carl E. Berg (2).............................                        69     Director and Chairman of the Board
Robert L. Kanode.............................                        57     Director
Vassilis G. Keramidas (1)....................                        67     Director
Bert C. Roberts (1)..........................                        63     Director

         (1)  Member of the Audit Committee
         (2)  Member of the Compensation Committee

The following persons serve as our executive officers:

EXECUTIVE OFFICERS                                                  AGE                    PRESENT POSITION
------------------                                                  ---                    ----------------
Robert L. Kanode............................                         57     Chief Executive Officer and President
Thomas F. Mezger............................                         55     Chief Financial Officer and Assistant Secretary
Roger A. Williams...........................                         59     General Counsel and Assistant Secretary
Joel Sandahl................................                         55     VP of Engineering and Product Development
Richard Hanna...............................                         29     VP of Operations


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

ROBERT L. KANODE. In March 2007, we hired a new President and Chief Executive Officer, Robert L. Kanode. Mr. Kanode brings over 12 years of experience in the battery industry to Valence. He served as a senior partner for The Sales & Performance Group, a consulting group based in New Yorkwhere he has worked with Fortune 500 companies to commercialize their products and services, to develop manufacturing, marketing, sales and service functions, and to identify and develop global niche retail and OEM markets. Prior to his tenure there, Kanode served as president of OptiTec LLC and other companies where he guided the company through the product and service commercialization process, the development of manufacturing and marketing/sales functions, the identification of niche retail and OEM markets, and the securing of financial support for public and private companies.

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

ROGER WILLIAMS. Mr. Williams joined us in April 2001 and serves as our General Counsel and Assistant Secretary. Mr. Williams has been a practicing intellectual property attorney for 32 years, having practiced in both private and corporate positions. From 1991 to 2001, Mr. Williams served as Chief Patent Counsel and Associate General Counsel for the pharmaceutical company G.D. Searle & Co. Mr. Williams has his Juris Doctorate degree from Drake University Law School and a Bachelor of Science in Chemistry from Western Illinois University. He is a member of the California and Indiana Bars.

JOEL SANDAHL. Mr. Sandahl joined us in June 2006 and serves as our VP of Engineering and Product Development. Mr. Sandahl leads the worldwide engineering operations for Valence Technology. Mr. Sandahl has over 30 years of engineering leadership consistently developing teams that deliver leading products and technologies to the market. Prior to joining Valence, he founded and served as President of two companies, Complex Systems, Inc. and Simulcomm LLP. Previously, Mr. Sandahl served as the Chief System Architect for E. F. Johnson; Director of Advanced Systems & Technology for Motorola; the Chief Scientist and Director of Advanced Development for Quintron Corporation; and a Product Manager, Engineering Manager, and Lead Engineer for Harris Corporation. Further, he has served as a principal consultant for numerous high-tech companies including Xerox, Eastman Kodak, and Rockwell International. He is a member of the Institute for Electrical Engineers (IEEE) and the Association for Computing Machinery (ACM).

RICHARD HANNA. Mr. Hanna has worked with us since 2000. In March 2007, we promoted Mr. Hanna to VP of Operations. Mr. Hanna served as General Manager of our China manufacturing operations since September 2006. From December 2005 to September 2006, Mr. Hanna served as our General Manager of China manufacturing at our Valence Technology Suzhou facility. From 2000 to December 2005, Mr. Hanna held various other positions with Valence, including Quality Manager, Software Development Coordinator, and Project Engineer.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, other than as described below, during the fiscal year ended March 31, 2007, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.

Mr. Robert L. Kanode was appointed as an officer subject to Section 16(a) on March 13, 2007, and filed a delinquent Form 3 on March 28, 2007.

Mr. Ricky Hanna was appointed as an officer subject to Section 16(a) on March 23, 2007, and filed a delinquent Form 3 on April 9, 2007.

***

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in our definitive proxy statement for our 2007 annual meeting to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated by reference into this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 121 is included in our definitive proxy statement for our 2007 annual meeting to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated by reference into this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described in Item 11 and below, there were no related party agreements or business transactions in fiscal 2007 that would require disclosure under this Item 13.

On February 1, 2007, West Coast Venture Capital purchased 657,894 shares of the Company's common stock for $1.0 million. The purchase price of $1.52 per share equaled the closing bid price of the Company's common stock as of January 31, 2007. The issuance of these shares of common stock was exempt from registration pursuant to section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares are restricted from trading by West Coast Venture Capital, an affiliate of Mr. Berg, for one year from the date of issuance, unless registered, and then may be traded only in compliance with the volume restrictions and other applicable restrictions.

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

In October 2001, the Company entered into a loan agreement (the "2001 Loan") with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan from September 30, 2006, to September 30, 2008.

In July 1998, the Company entered into an amended loan agreement (the "1998 Loan") with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2007, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over the lender's borrowing rate (approximately 9.0% at March 31, 2007). On July 13, 2005, the parties agreed to extend the loan's maturity date from September 30, 2006 to September 30, 2008.

On January 1, 1998, the Company granted options to Mr. Dawson, the Company's then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company's 1990 Plan (the "1990 Plan"). Also, an option to purchase 660,494 shares was granted pursuant to the Company's 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the "Nonstatutory Options"). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 ("Dawson Note One") and $1,518,750 ("Dawson Note Two") (collectively, the "Dawson Notes") secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2007, principal and interest amounts of $4.9 million and $300,000 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005. As of March 31, 2007 and 2006, amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is payable annually in arrears and has been paid through March 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal 2007 and 2006 by PMB Helin Donovan, LLP and Deloitte & Touche LLP, and certain other consultants:

                                           March 31,                      Percentage of services
                           --------------------------------------  -------------------------------------
                                   2007                  2006             2007                  2006
                           ----------------     -----------------  -----------------    ----------------
 Audit fees                $     349,230         $     592,271             62%                   55%
 Audit-related fees               50,715                38,934              9%                    3%
 Tax fees                         34,030                31,467              6%                    3%
 All other fees                  126,328               406,063             23%                   39%
                           ----------------     -----------------  -----------------    ----------------
 Total fees                $     560,303         $   1,068,735            100%                  100%
                           ================     =================  =================    ================


"Audit Fees" billed during fiscal 2007 and 2006 were for professional services rendered for the audit of our financial statements. "Audit-Related Fees" billed during fiscal 2007 and 2006 were for services related to accounting consultation and reviews of a Form S-3 filed with the Securities and Exchange Commission. "Tax Fees" billed during fiscal 2007 and 2006 were for professional services rendered for tax compliance, tax advice and tax planning. "All Other Fees" billed in fiscal 2007 and 2006 were for testing internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and for consulting services related to the preparation of our documentation of internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. The Audit Committee has considered the role of PMB Helin Donovan, LLP in providing audit, audit-related services to us and has concluded that such services are compatible with PMB Helin Donovan, LLP's role as our independent registered public accounting firm.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

                  The following consolidated financial statements of Valence Technology, Inc. and Subsidiaries contained under Item 8 of this Form 10-K are incorporated herein by reference:

                  Consolidated Balance Sheets as of March 31, 2007 and 2006 Consolidated Statements of Operations and Comprehensive Loss
                     for the years ended March 31, 2007, 2006 and 2005
                  Consolidated Statements of Stockholders' Deficit for the years ended March 31, 2007, 2006 and 2005 Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005

          (2)  Financial Statement Schedules:

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

10.1 (13)         1990 Stock Option Plan as amended on October 3, 1997

10.2 (14)         1996 Non-Employee Directors' Stock Option Plan as amended on October 3, 1997

10.3 (15)         Valence Technology, Inc. Amended and Restated 2000 Stock Option Plan


10.4 (17)         Form of  Indemnification  Agreement  entered  into  between  the Company  and its  Directors  and
                  Officers

10.5 (16)         Registration  Rights  Agreement  with West Coast  Venture  Capital,  Inc. (the 1981 Kara Ann Berg
                  Trust) dated January 13, 2001

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




EXHIBIT NO.       DESCRIPTION

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

10.15 (22)        Loan Agreement dated July 13, 2005, by and between Valence Technology, Inc. and SFT I, Inc.

10.16 (22)        Registration  Rights  Agreement dated July 13, 2005 by and between Valence  Technology,  Inc. and
                  SFT I, Inc.

10.17 (22)        Amendment No. 12 and Amendment No. 4, to Loan Agreements, dated as of July 13, 205

10.18 (22)        Assignment  Agreement,  dated July 14, 2005, by and between Valence  Technology,  Inc. and Berg &
                  Berg Enterprises, LLC.

10.19 (23)        Letter  Agreement,  dated March 13, 2007, by and between Valence  Technology,  Inc. and Robert L.
                  Kanode

10.21 (24)        Letter  Agreement,  effective  September 9, 2005,  by and between  Valence  Technology,  Inc. and
                  Thomas F. Mezger

10.22 (25)        Assignment Agreement,  dated December 14, 2005, by and between Valence Technology,  Inc. and Berg
                  & Berg Enterprises, LLC

10.23 (26)        Employment  Agreement between Valence Technology (Suzhou) Co., Ltd. And Mr. Guo Chuntai.

10.24 (27)        Controlled  Equity  Offering  Sales  Agreement,  dated April 13,  2006,  by and  between  Valence
                  Technology, Inc. and Cantor Fitzgerald & Co.

10.25             Summary of Board of Directors Compensation

10.26             Summary of Executive Officers' Compensation

21.1              List of subsidiaries of the Company

23.1              Consent of Deloitte & Touch, LLP, an Independent Registered Public Accounting Firm

23.2              Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm

24.1 (28)         Power of Attorney

31.1              Certification  of Robert L.  Kanode,  Principal  Executive  Officer,  pursuant to Rule 13a-14 and
                  15d-14 of the Securities Exchange Act of 1934

31.2              Certification  of Thomas F.  Mezger,  Principal  Financial  Officer,  pursuant to Rule 13a-14 and
                  15d-14 of the Securities Exchange Act of 1934

32.1              Certification of Robert L. Kanode,  Principal  Executive Officer and Thomas F. Mezger,  Principal
                  Financial  Officer,  pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     (3) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2005

     (4) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002

     (5) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002

     (6) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June 3, 2003

     (7) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003

     (8) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998

     (9) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K dated December 11, 1998, and filed with the Securities and Exchange Commission on December 21, 1998

     (10) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999

     (11) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002

     (12) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004

     (13) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No 333-43203) filed with the Securities and Exchange Commission on December 24, 1997

     (14) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999

     (15) Incorporated by reference to the exhibit so described in the Company's Registration Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange Commission on December 6, 2002

FOOTNOTES


     (16) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on July 2, 2001

     (17) Incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29, 2000

     (18) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003

     (19) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated December 12, 2003, filed with the Securities and Exchange Commission on December 17, 2003

     (20) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated November 9, 2004, filed with the Securities and Exchange Commission on November 12, 2004

     (21) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated December 2, 2004, filed with the Securities and Exchange Commission on January 10, 2005

     (22) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005

     (23) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated March 14, 2007, filed with the Securities and Exchange Commission on July 18, 2005

     (24) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated September 9, 2005, filed with the Securities and Exchange Commission on September 14, 2005

     (25) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005

     (26) Incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 9, 2006

     (27) Incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K, dated April 13, 2006, filed with the Securities and Exchange Commission on April 13, 2006

     (28) Included in signature page

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VALENCE TECHNOLOGY, INC.

Dated: June 1, 2007

                                       /s/ Robert L. Kanode
                                       -----------------------------------------
                                          Robert L. Kanode
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Robert
L. Kanode and Thomas F. Mezger, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                           Name                               Position                                     Date
----------------------------------------     ----------------------------------------------       -----------------------
                                             President and Chief Executive Officer
/s/ Robert L. Kanode                         (Principal Executive Officer) and Director                   June 1, 2007
----------------------------------------
Robert L. Kanode

                                             Chief Financial Officer (Principal Financial
/s/ Thomas F. Mezger                         and Accounting Officer)                                      June 1, 2007
----------------------------------------
Thomas F. Mezger

/s/ Carl E. Berg                             Director and Chairman of the Board                           June 1, 2007
----------------------------------------
Carl E. Berg

/s/ Vassilis G. Keramidas                    Director                                                     June 1, 2007
----------------------------------------
Vassilis G. Keramidas

/s/ Bert C. Roberts, Jr.                     Director                                                     June 1, 2007
----------------------------------------
Bert C. Roberts, Jr.

