Form 10-Q
period 2007-06-30
VALENCE TECHNOLOGY INC
filed 2007-08-09
CIK 885551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

VALENCE TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0214673
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12201 TECHNOLOGY BLVD., SUITE 150
AUSTIN, TEXAS	78727
(Address of Principal Executive Offices)	(Zip Code)

(512) 527-2900
(Registrant’s Telephone Number, Including Area Code)

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

Yes   [ X ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[	]	Accelerated filer	[ X ]	Non-accelerated filer	[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [ ]   No [ X ]

Common Stock, $0.001 par value	110,825,545
(Class)	(Outstanding at August 1, 2007)

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

Pages

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of

June 30, 2007 and March 31, 2007	1

Condensed Consolidated Statements of Operations and

Comprehensive Loss for the Three-Month Periods

Ended June 30, 2007 and June 30, 2006	2

Condensed Consolidated Statements of Cash Flows for

the Three-Month Periods Ended

June 30, 2007 and June 30, 2006	3

Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits ...	39
Signature	40

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 2,813	$ 1,168
Trade receivables, net of allowance of $218 and $169	2,915	3,955
Inventory	7,589	7,915
Prepaid and other current assets	2,060	1,987
Total current assets	15,377	15,025
Property, plant and equipment, net	4,110	3,997
Intellectual property, net	150	178
Total assets	$ 19,637	$ 19,200

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	2,424	2,904
Accrued expenses	4,160	4,223
Deferred revenue	448	516
Total current liabilities	7,032	7,643
Long-term interest payable to stockholder	19,215	18,475
Long-term debt, net of debt discount	18,604	18,484
Long-term debt to stockholder, net of debt discount	34,090	33,906
Total liabilities	78,941	78,508
Commitments and contingencies Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of June 30, 2007 and March 31, 2007, liquidation value $8,610	8,610	8,610
Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized; 109,955,980 and 106,199,516 shares outstanding as of June 30, 2007 and March 31, 2007	110	106
Additional paid-in capital	462,057	457,611
Notes receivable from stockholder	(5,164)	(5,164)
Accumulated deficit	(521,026)	(516,647)
Accumulated other comprehensive loss	(3,891)	(3,824)
Total stockholders’ deficit	(67,914)	(67,918)
Total liabilities, preferred stock and stockholders’ deficit	$ 19,637	$ 19,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue:
Battery and system sales	$ 3,967	$ 2,989
Licensing and royalty revenue	85	179
Total revenues	4,052	3,168
Cost of sales	3,527	3,146
Gross margin	525	22
Operating expenses:
Research and product development	752	1,094
Marketing	426	429
General and administrative	1,679	2,176
Share based compensation	450	264
Depreciation and amortization	173	181
Loss on disposal of assets	21	15
Contract settlement charges	-	23
Total operating expenses	3,501	4,182
Operating loss	(2,976)	(4,160)
Interest and other income	208	108
Interest expense	(1,569)	(1,562)
Net loss	(4,337)	(5,614)
Dividends on preferred stock	43	43
Net loss available to common stockholders, basic and diluted	$ (4,380)	$ (5,657)
Other comprehensive loss:
Net loss	$ (4,337)	$ (5,614)
Change in foreign currency translation adjustments	(67)	(9)
Comprehensive loss	$ (4,404)	$ (5,623)
Net loss per share available to common stockholders	$ (0.04)	$ (0.06)
Shares used in computing net loss per share available to common stockholders, basic and diluted.	108,439	93,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (4,337)	$ (5,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	249
Loss on disposal of assets	21	15
Bad debt expense	49	-
Accretion of debt discount and other	304	304
Interest income on stockholder note receivable	-	(70)
Share based compensation	450	264
Changes in operating and other assets and liabilities:
Trade receivables	991	(308)
Inventory	326	(3,377)
Prepaid and other current assets	(73)	443
Accounts payable	(480)	1,792
Accrued expenses and long-term interest	566	693
Deferred revenue	(68)	451
Net cash used in operating activities	(1,998)	(5,158)
Cash flows from investing activities:
Purchases of property, plant & equipment	(359)	(327)
Proceeds from sale of property, plant & equipment	1	-
Net cash used in investing activities	(358)	(327)
Cash flows from financing activities:
Proceeds from notes payable to stockholder	-	2,000
Proceeds from stock option exercises	-	122
Proceeds from issuance of common stock, net of issuance costs	4,000	3,469
Net cash provided by financing activities	4,000	5,591
Effect of foreign exchange rates on cash and cash equivalents	1	(16)
Increase in cash and cash equivalents	1,645	90
Cash and cash equivalents, beginning of period	1,168	612
Cash and cash equivalents, end of period	$ 2,813	$ 702
Supplemental information:
Conversion of notes payable to stockholder into common stock	$ -	$ 6,073
Interest paid	479	456

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the “Company”) as of June 30, 2007, its consolidated results of operations for each of the three-month periods ended June 30, 2007 and June 30, 2006, and the consolidated cash flows for the three-month periods ended June 30, 2007 and June 30, 2006. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2007. The results for the three-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008. The year-end condensed consolidated balance sheet data as of March 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.	BUSINESS AND BUSINESS STRATEGY:

Valence Technology, Inc. (with its subsidiaries, the “Company”) was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. The Company’s mission is to drive the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems by drawing on the numerous benefits of its latest battery technology, the extensive experience of its management team, and the significant market opportunity available to it.

In February 2002, the Company unveiled its Saphion® technology, a lithium phosphate technology which utilizes a phosphate-based cathode material. The Company believes that lithium phosphate technology addresses the major weaknesses of existing technology while offering a solution that is competitive in cost and performance. The Company believes that by incorporating a phosphate-based cathode material, its Saphion® technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, the Company offers its lithium phosphate technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell.

The Company’s business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its wholly owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. The market for lithium phosphate technology will be developed by offering existing and new solutions that differentiate the Company’s products and its customers’ products in both the large-format and small-format markets through the Company’s own product launches, such as the N-Charge® Power System and U-Charge® Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

3.	GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $521 million as of June 30, 2007. For the three-month period ended June 30, 2007 the Company has incurred a net loss available to common stockholders of $4.4 million. For the years ended March 31, 2007 and 2006, the Company sustained net losses of $22.4 and $32.9 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At June 30, 2007, the Company's principal sources of liquidity were cash and cash equivalents of $2.8 million. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2008 from the N-Charge® Power System and the Segway pack, which are subject to seasonal fluctuations and from the sale of U-Charge® Power Systems and royalties will be insufficient to cover the Company’s operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the remaining fiscal year.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:

Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company’s balance sheet. For reseller shipments where revenue recognition is deferred, the Company records revenue based upon sales to ultimate customers. For direct customers, the Company estimates a return rate percentage based upon its historical experience. Customer rebates and other price adjustments are recognized as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon sales of licensed products and when collectibility is reasonably assured.

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

Stock-based Compensation:

Prior to April 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. No employee compensation cost for stock options was recognized in the consolidated income statements for periods prior to April 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB No. 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options to be recognized in the statement of operations, generally over the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting. SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. We adopted SFAS 123R on April 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning April 1, 2006 for all share-based payments granted on or after that date and for awards granted to employees prior to April 1, 2006 that remain unvested on that date. We use the Black-Scholes option pricing model to determine the fair value of stock option awards. See Note 11 to the condensed consolidated financial statements for disclosures required by SFAS 123R and related pronouncements.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 5, warranty liabilities as discussed in Note 9, and share based compensation as discussed in Note 11. Actual results could differ from those estimates.

Recent Accounting Pronouncements:

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

Effective at the beginning of the first quarter of 2008, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates. The Company files U.S. federal, and U.S. state tax returns.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory beginning April 1, 2006. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
Shares reserved for conversion of Series C preferred stock	3,628,634	3,629,470
Common stock options reserved	9,945,971	8,255,880
Warrants to purchase common stock	2,955,643	2,955,643
Total	16,530,248	14,840,993

5.	INVENTORY:

Inventory consisted of the following (in thousands) at:

	June 30, 2007	March 31, 2007

Raw materials	$ 1,912	$ 2,210
Work in process	3,275	3,116
Finished goods	2,402	2,589
Total inventory	$ 7,589	$ 7,915

Included in inventory at June 30, 2007 and March 31, 2007 were valuation allowances of $2.3 million and $4.4 million to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at June 30, 2007.

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	June 30, 2007	March 31, 2007

Leasehold improvements	1,057	1,045
Machinery and equipment	4,836	4,400
Office and computer equipment	2,030	2,001
Construction in progress	249	462
Total cost	8,172	7,908
Less: accumulated depreciation	(4,024)	(3,873)
Less: impairment	(38)	(38)
Total cost, net of depreciation	$ 4,110	$ 3,997

7.	INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

	June 30, 2007	March 31, 2007
Intellectual property before impairment	$ 13,602	$ 13,602
Less: accumulated amortization	(4,958)	(4,930)
Less: impairment	(8,494)	(8,494)
Intellectual property, net	$ 150	$ 178

Amortization expense for the three-month periods ended June 30, 2007 and 2006, was approximately $29,000.

8.	LONG TERM DEBT:
(in thousands)	June 30, 2007	March 31, 2007

2005 Loan balance	$ 20,000	$ 20,000
Unaccreted debt discount	(1,396)	(1,516)
Balance	$ 18,604	$ 18,484

2001 Loan to stockholder balance	20,000	20,000
1998 Loan to stockholder balance	14,950	14,950
Unaccreted debt discount	(860)	(1,044)
Balance	$ 34,090	$ 33,906

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Carl Berg, chairman of the Board of Directors and the Company’s principal stockholder. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (9.38% as of June 30, 2007). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The fair value of the LIBOR rate cap agreement is included in other assets and marked-to-market on a quarterly basis.

In connection with the loan both the third party finance company and Berg & Berg received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney’s fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through June 30, 2007, a total of approximately $946,000 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg Enterprises, LLC (“Berg & Berg”) an affiliate of Mr. Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and originally expired on August 30, 2005. In July 2005, the warrants were extended until September 30, 2008. The fair value assigned to these warrants, totaling approximately $5.1 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through June 30, 2007, a total of $4.2 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended June 30, 2007 and 2006 were $404,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $8.7 million and $8.3 million as of June 30, 2007 and March 31, 2007, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of June 30, 2007, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender’s borrowing rate (approximately 9.0% at June 30, 2007). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. The accrued interest amounts for the 1998 Loan were $10.5 million and $10.1 million as of June 30, 2007 and March 31, 2007, respectively.

All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

9.	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge® Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large format power systems. The total warranty liability as of June 30, 2007 is $1.1 million.

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

On February 14, 2006, Hydro-Quebec filed a lawsuit against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion® Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court until a final determination by the USPTO in either of the reexaminations of the two University of Texas patents asserted in the case. The USPTO has stated in declaring the two reexaminations that there are serious questions as to the patentability of the two patents. We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

10.	REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company’s common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company’s common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all outstanding 861 shares of the Company’s Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. When issued, the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and were redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company’s common stock for a ten-day trading period is at or above $6.38 per share. If the preferred shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require the Company to convert all or part of the redeemed shares at a price of 95% of the lowest closing bid price of the Company’s common stock during the three days ending on and including the conversion date. The preferred shares are currently outstanding and subject to redemption or conversion at the holder’s discretion.

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). At June 30, 2007, the Company was in arrears on the payment of $301,000 in preferred stock dividends.

In connection with the issue of the original issuance of the Series C Convertible Preferred Stock, in June 2003, the Company issued to the Series C Convertible Preferred Stock original holder a warrant to purchase 352,900 shares of the Company’s common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8.61 million was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ending December 2, 2004.

11.	SHARE BASED COMPENSATION

The Company has a stock option plan (the “1990 Plan”) under which options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options vest as determined by the Board of Directors and are generally exercisable over a five-year period. Unvested options are canceled and returned to the 1990 Plan upon an employee’s termination. Generally, vested options, not exercised within three months of termination, are also canceled and returned to the Plan.

The 1990 Plan terminated on July 17, 2000, and as such, options may not be granted after that date. Options granted prior to July 17, 2000 expire no later than ten years from the date of grant.

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first quarter of fiscal 2008, no shares were granted under this plan. At June 30, 2007, the Company had 167,928 shares available for grant under the 1996 Non-Employee Director’s Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During the first quarter of fiscal 2008, no shares were granted under this plan. At June 30, 2007, the Company had 1,186,262 shares available for grant under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first quarter of fiscal 2008, 89,000 shares were granted under this plan. At June 30, 2007, the Company had 2,275,151 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2007	6,753	$ 3.84
Granted	89	$ 1.73
Exercised	-	$ -
Canceled	(525)	$ 2.76
Balance at June 30, 2007	6,317	$ 3.90

The following table summarizes information about fixed stock options outstanding at June 30, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.63 - $1.99	3,281	8.88	1.60	583	1.46
$1.99 - $4.62	1,363	6.88	3.08	742	3.48
$4.62 - $10.06	1,449	2.16	6.51	1,409	6.55
$10.06 - $15.75	10	3.25	13.84	10	13.84
$15.75 - $23.56	113	2.89	20.41	113	20.41
$23.56 - $34.62	101	2.67	32.93	101	32.93
$ 0.63 - $34.62	6,317	6.69	3.90	2,958	6.23

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three-months ended June 30, 2007 and June 30, 2006 $450,000 and $264,000 of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at June 30, 2007 is $16,000. There were no option exercises during the three-month period ended June 30, 2007.

As of June 30, 2007 the Company had a total of $5.6 million in compensation costs related to stock-based compensation to recognize over a remaining service period of 2.2 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2008 and 2007:

	June 30,	March 31,
	2007	2007
Risk-free interest rate	4.71%	4.34%
Expected life	5.0 years	5.0 years
Volatility	82.94%	82.36%
Dividend yield	None	None

12.	RELATED PARTY TRANSACTIONS:

On June 21, 2007, Berg & Berg purchased 869,565 shares of the Company’s common stock for $1.0 million. The purchase price of $1.15 per share equaled the closing bid price of the Company's common stock as of June 20, 2007.

On May 17, 2007, Berg & Berg purchased 990,099 shares of the Company’s common stock for $1.0 million. The purchase price of $1.01 per share equaled the closing bid price of the Company's common stock as of May 16, 2007.

On April 19, 2007, West Coast Venture Capital purchased 925,926 shares of the Company’s common stock for $1.0 million. The purchase price of $1.08 per share equaled the closing bid price of the Company's common stock as of April 18, 2007.

On April 5, 2007, West Coast Venture Capital purchased 970,874 shares of the Company’s common stock for $1.0 million. The purchase price of $1.03 per share equaled the closing bid price of the Company's common stock as of April 4, 2007.

On February 1, 2007, West Coast Venture Capital purchased 657,894 shares of the Company’s common stock for $1.0 million. The purchase price of $1.52 per share equaled the closing bid price of the Company's common stock as of January 31, 2007.

On January 18, 2007, West Coast Venture Capital purchased 662,252 shares of the Company’s common stock for $1.0 million. The purchase price of $1.51 per share equaled the closing bid price of the Company's common stock as of January 17, 2007.

On December 27, 2006, West Coast Venture Capital purchased 613,497 shares of the Company’s common stock for $1.0 million. The purchase price of $1.63 per share equaled the closing bid price of the Company's common stock as of December 26, 2006.

On December 15, 2006, West Coast Venture Capital purchased 549,541 shares of the Company’s common stock for $1.0 million. The purchase price of $1.82 per share equaled the closing bid price of the Company's common stock as of December 15, 2006

On August 17, 2006, West Coast Venture Capital purchased 534,759 shares of the Company’s common stock for $1.0 million. The purchase price of $1.87 per share equaled the closing bid price of the Company's common stock as of August 16, 2006.

On August 3, 2006, West Coast Venture Capital purchased $2.0 million of the Company’s common stock. The purchase price of $1.54 per share equaled the closing bid price of the Company's common stock as of August 3, 2006.

In July 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million and $1.0 million to Berg & Berg, which are due with interest in August 2006 and October 2006, respectively. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.73 and $1.33, the closing bid price of the Company’s common stock on July 7, 2006 and July 20, 2006, respectively. On July 25, 2006 these notes were converted into 1,885,302 common shares of the Company at $1.73 and $1.38, respectively.

In June 2006, the Company issued convertible promissory notes in the aggregate principal amount of $2.0 million to Berg & Berg, which are due with interest in September 2006. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company’s common stock on June 20, 2006. The notes and accrued interest were converted into a total of 1,188,332 common shares of the Company on July 25, 2006.

On May 11, 2006, West Coast Venture Capital purchased $1.5 million of the Company’s common stock. This represented a funding on the $20.0 million funding commitment previously made by Berg & Berg. The purchase price of $2.32 per share equaled the closing bid price of the Company's common stock as of May 10, 2006.

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

In June 2005, Mr. Berg agreed to provide a funding commitment of $20.0 million. On June 30, 2005, the Company drew down $2.5 million of this commitment. This draw took the form of a loan at a 5.0% annual interest rate and was repaid with proceeds from a July 2005 loan from a third party finance company. This funding commitment was reduced by $4.3 million upon the purchase of the Series C-2 Convertible Preferred Stock on July 14, 2005 by Berg & Berg. On December 14, 2005, Mr. Berg's funding commitment was further reduced by $4.3 million in connection with the purchase of the Company's Series C-1 Convertible Preferred Stock by Berg & Berg. In February and March 2006, the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $6.0 million (the “Notes”). The Notes accrued interest at the annual rate of 8.0% and matured on March 30 and June 30, 2006. The principal amount of the Notes, together with accrued interest, was converted into 2,965,870 shares of common stock of the Company, in accordance with their terms on April 3, 2006.

In June 2004, Mr. Berg agreed to provide an additional $20 million backup equity funding commitment. This additional funding commitment was in the form of an equity line of credit and allowed the Company to request Mr. Berg to purchase shares of common stock from time to time at the average closing bid price of the stock for the five days prior to the purchase date. As of June 30, 2006, the Company has drawn down all of this commitment. This commitment can be reduced by the amount of net proceeds received from the sale of the building or equipment from the Company’s Mallusk, Northern Ireland facility or the amount of net proceeds in a debt or equity transaction, and may be increased if necessary under certain circumstances. As of the date of this report, Mr. Berg has not requested that his commitment be reduced.

In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008.

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

On January 1, 1998, the Company granted options to Mr. Dawson, the Company’s then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company’s 1990 Plan (the “1990 Plan”). Also, an option to purchase 660,494 shares was granted pursuant to the Company’s 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the “Nonstatutory Options”). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 (“Dawson Note One”) and $1,518,750 (“Dawson Note Two”) (collectively, the “Dawson Notes”) secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2006, principal and interest amounts of $3.50 million and $1.59 million were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company's Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007.

As of June 30, 2007 and March 31, 2007, amounts of $5.16 million were outstanding under Dawson Note One and Dawson Note Two. Under each of the Dawson Notes, interest from the Issuance Date accrues on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest is due annually, has been paid through March 4, 2005, and is in arrears at June 30, 2007.

13.	SEGMENT AND GEOGRAPHIC INFORMATION:

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews operating results to make decisions about resource allocation and to assess performance. The Company’s chief operating decision maker views results of operations of a single operating segment, the development and marketing of the Company’s lithium phosphate technology. The Company’s Chief Executive Officer has organized the Company functionally to develop, market and manufacture lithium phosphate products.

Long-lived asset information by geographic area is as follows (in thousands):

	June 30, 2007	March 31, 2007
United States	$ 573	$ 657
International	3,687	3,518
Total	$ 4,260	$ 4,175

Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
United States	$ 3,870	$ 2,779
International	182	389
Total	$ 4,052	$ 3,168

14.	SUBSEQUENT EVENTS:

On July 19, 2007, Berg & Berg purchased 869,565 shares of the Company’s common stock for $1.0 million. The purchase price of $1.15 per share equaled the closing bid price of the Company's common stock as of July 18, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words ”expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as the Company, we or us, our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, (b) our product development strategies, (c) trends affecting our manufacturing capabilities; (d) trends affecting the commercial acceptability of our products, and (e) our business and growth strategies. You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements and Risk Factors.” The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008.

Overview

Valence Technology, Inc. was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. Our mission is to drive the wide adoption of high-performance, safe, low-cost energy storage systems by drawing on the numerous benefits of our lithium phosphate battery technology, the experience of our management team and the significant market opportunity available to us.

In February 2002, we unveiled our Saphion® technology, a lithium phosphate technology which utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants (“PDAs”) due to safety concerns related to its use in large applications. We believe that lithium phosphate technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion® technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, we offer our lithium phosphate technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell. We believe offering lithium phosphate technology in multiple constructions will provide us greater flexibility in our response to the needs of the market.

Key product introductions based on our Saphion® technology:

•

In February 2002, we launched the N-Charge® Power System into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.

•

In February 2004, we also introduced a prototype of the U-Charge® Power System family of large-format products. The U-Charge® Power System is in production in our China facilities and is designed to power a variety of motive applications from hybrid and electric vehicles to scooters and wheelchairs, and can also be used in stationary applications.

17

•

In March 2005, we announced availability of lithium phosphate powered batteries for Segway Inc.’s 2005 products. Our batteries doubled the range of Segway’s Human Transporters compared to the nickel metal hydride batteries that were previously used.

•

In May 2005, we launched the industry’s first commercially available lithium phosphate power cell. Built with our proprietary Saphion® technology, this cell offers the high discharge rates required of power cells with the safety features enabled by our phosphate-based cathode material. Our power cell is optimal for use in portable appliances, hybrid and electric vehicles.

•

In January 2006, we announced availability of eight new models of our large-format lithium phosphate U-Charge® XP Power System batteries which feature built in battery management electronics and power rates of 500 to 1700 continuous watts, depending on the model.

As part of our low-cost manufacturing strategy, we have successfully transitioned our powder manufacturing from Las Vegas, Nevada to Suzhou, China. This transition allows us to capitalize on lower manufacturing costs. Our research and development efforts are focused on the design of new products utilizing our lithium phosphate chemistry, the scale-up of our second generation lithium phosphate technology, the development of different cell constructions to optimize power and size for new applications, as well as developing future materials based on the lithium phosphate technology attributes.

At $4.1 million, our revenue for the first quarter of fiscal 2008 was in line with our previously announced revenue guidance. First quarter revenue for fiscal 2008 increased $884,000, or 27.9%, from the first quarter of fiscal 2007. Gross margin profit was 13% for the first quarter of fiscal 2008, compared with gross margin of 1% for the first quarter of fiscal 2007. During the first quarter of fiscal 2008, we continued our efforts to increase production capacity at our subsidiaries in China.

Our business headquarters is located in Austin, Texas, our research and development centers is in Las Vegas, Nevada, our European sales is in Mallusk, Northern Ireland and our manufacturing and product development centers is in Suzhou, China.

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition. Our accounting policies are described in the Notes to Condensed Consolidated Financial Statements, Note 4, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates:

Revenue Recognition

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. For reseller shipments where revenue recognition is deferred, we record revenue based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. We review this estimate on a quarterly basis. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are recorded as reductions to revenue as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the first quarter) ended June 30, 2007 and June 30, 2006:

	Three Months Ended
	June 30, 2007		June 30, 2006
(dollars in thousands)	% of Revenue		% of Revenue
Battery and systems sales	$ 3,967	98%	$ 2,989	94%
Licensing and royalty revenue	85	2%	179	6%
Total revenues	4,052	100%	3,168	100%
Gross margin profit (loss)	525	13%	22	1%
Operating expenses	3,501	86%	4,182	132%
Operating loss	(2,976)	-73%	(4,160)	-131%
Net loss	$ (4,337)	-107%	$ (5,614)	-177%

Revenues and Gross Margin

Battery and System Sales: Battery and system sales increased by $978,000, or 33%, to $4.0 million in the first quarter of fiscal 2008 from $3.0 million in the first quarter of fiscal 2007. We realized a significant increase in revenue from new customers. Small format sales have also grown from expanding educational sales. We continue to sell the N-Charge® product through our reseller channels with an emphasis in the healthcare and education sectors. Revenues from the sales of our small-format products accounted for 23% and 21% of our total revenue for the three months ended June 30, 2007 and 2006. Product shipments to resellers that are subject to right of return and monies received for future obligations are recorded on the balance sheet as deferred revenue. We had $448,000 in deferred revenue on our balance sheet at June 30, 2007.

Licensing and Royalty Revenue: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal first quarter 2008 licensing and royalty revenue was $85,000 compared with $179,000 for the same quarter in fiscal 2007. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Gross Margin: Gross margin as a percentage of revenue was 13% for the first quarter of fiscal 2008 as compared to 1% in the first quarter of fiscal 2007. Management revised certain estimates regarding inventory reserves based on a tentative agreement with a vendor. As a result, included in the first quarter of fiscal 2008 is a $414,000 reduction of cost of sales which contributed to our improved gross margin.

Operating Expenses

The following table summarizes operating expenses for the three months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,
(dollars in thousands)	2007	2006	Increase/ (Decrease)	% Change

Research and product development	$752	$1,094	$ (342)	-31%
Marketing	426	429	(3)	-1%
General and administrative	1,679	2,176	(497)	-23%
Depreciation and amortization	173	181	(8)	-4%
Share based compensation	450	264	186	70%
Loss on disposal of assets	21	15	6	40%
Contract settlement charges	-	23	(23)	-100%
Total operating expenses	$3,501	$4,182	$ (681)	-16%
Percentage of revenues	86%	132%

During the first quarter of fiscal 2008, Total operating expenses were 86% of revenue compared to 132% of revenue during the same quarter last year. The decrease is primarily the result of personnel and expense reduction actions taken during the last four quarters. We reduced operating expenses by $681,000 or 16% for the first three months of fiscal 2008, as compared with the first three months of fiscal 2007.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $342,000, or 31%, to $752,000 for the first quarter of fiscal 2008 from $1.1 million for the first quarter of fiscal 2007. The decrease in research and development expenses is the result of reduced temporary staff and consulting expenses and materials usage in our Nevada facility.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $426,000 in the first quarter of fiscal 2008 were $3,000 lower or 1% than in the comparable period of fiscal 2007. We expect marketing expenses to grow as we expand and develop our channels, launch additional lithium phosphate products, and continue our branding efforts.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $1.7 million and $2.2 million for the first fiscal quarters of 2008 and 2007, respectively. The decrease was largely due to the continued shift of resources to our Asian operations and improved efficiencies in our US support operations.

Depreciation and Amortization. Depreciation and amortization expenses were $173,000 and $181,000 for the first quarters of fiscal 2008 and 2007, respectively. The nominal decrease in depreciation expense relates to recent sales and retirements to property, plant, and equipment in the U.S and in China during the past three fiscal quarters.

Share based compensation. Share based compensation were $450,000 and $264,000 for the first quarters of fiscal 2008 and 2007, respectively. The increase in share based compensation expense relates to 2.8 million option share grants during the past 12 months.

Liquidity and Capital Resources

Liquidity

At June 30, 2007, the Company's principal sources of liquidity were cash and cash equivalents of $2.8 million. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2008 from the N-Charge® Power System and the Segway pack, which are subject to seasonal fluctuations and the sale of the U-Charge® Power System will be insufficient to cover the Company’s operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the remaining fiscal year.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2007 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Carl Berg, chairman of our Board of Directors and our principal shareholder, or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2008.

The following table summarizes our statement of cash flows for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(dollars in thousands)	2007	2006
Net cash flows provided by (used in)
Operating activities	$ (1,998)	$ (5,158)
Investing activities	(358)	(327)
Financing activities	4,000	5,591
Effect of foreign exchange rates	1	(16)
Net increase in cash and cash equivalents	$ 1,645	$ 90

Our use of cash from operations the first three months of fiscal 2008 and fiscal 2007 was $2.0 million and $5.2 million, respectively. The cash used for operating activities during the first three months of our fiscal 2008 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first three months of fiscal 2008 decreased from the same period of fiscal 2007 by $3.2 million. Working capital in the first three months of fiscal 2008 was greater than working capital in the first three months of fiscal 2007 by $960,000. The increase in working capital was primarily due to an increase in manufacturing of inventory from increased production volumes.

In the first three months of fiscal 2008, we had a net decrease in cash from investing activities of $358,000. Cash used in investing activities during the first three months of fiscal 2008 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities of $4.0 million and $5.6 million during the first three months of fiscal 2008 and 2007, respectively. The financing activities in the first three months of fiscal 2008 were from issuances of common stock totaling $4.0 million to West Coast Venture Capital and Berg and Berg Enterprises, LLC., affiliates of Mr. Berg.

As a result of the above, we had a net increase in cash and cash equivalents of $1.6 million during the first three months of fiscal 2008.

Capital Commitments and Debt

At June 30, 2007, we had commitments for capital expenditures for the next 12 months of approximately $157,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our operations in China.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of:

(Dollars in thousands)	June 30, 2007
1998 long-term debt to Berg & Berg	$ 14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
Interest on long-term debt	19,215
Current portion of interest on long-term debt	119
Total	$ 74,284

Repayment obligations of short-term and long-term debt principal as of June 30, 2007 are:

	Fiscal year
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Principal repayment	$ -	$34,950	$ -	$20,000	$ -	-	$54,950

If not converted to common stock, the redemption obligation for the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock is $8.6 million. The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005. The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005. The preferred shares are currently outstanding and subject to redemption or conversion at the holder’s discretion.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of June 30, 2007 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1-2 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$ 74,284	$ 119	$ 54,165	$ 20,000	$ -
Operating lease obligations	1,254	547	644	63	-
Purchase obligations	5,017	5,017	-	-	-
Redemption of Convertible Preferred Stock	8,610	8,610	-	-	-
Total	$ 89,165	$ 14,293	$ 54,809	$ 20,063	$ -

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

RISKS RELATED TO OUR BUSINESS

There is doubt about our ability to continue as a going concern

We have experienced significant operating losses in the current and prior years. At June 30, 2007 our principal sources of liquidity were cash and cash equivalents of $2.8 million. Although Mr. Berg may continue to fund the Company’s operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2007 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

We have encountered problems in our production processes that have limited our ability at times to produce sufficient batteries to meet the demands of our customers. If these issues recur and we are unable to timely resolve these problems, our inability to produce batteries will have a material adverse impact on our ability to grow revenues and maintain our customer base.

During fiscal 2006 we experienced problems in our production processes that limited our ability to produce a sufficient number of batteries to meet the demands of our customers. These production issues have had a negative impact on gross margins as manufacturing yields have suffered. Any inability to timely produce batteries may have a material adverse impact on our ability to grow revenues and maintain our customer base.

Our limited financial resources could materially affect our business, our ability to commercially exploit our technology and our ability to respond to unanticipated development, and could place us at a disadvantage to our competitors.

Currently, we do not have sufficient capital resources, sales and gross profit to generate the cash flows required to meet our operating and capital needs. As a consequence, one of our primary objectives has been to reduce expenses and overhead, thus limiting the resources available to the development and commercialization of our technology. Our limited financial resources could materially affect our ability, and the pace at which, we are able to commercially exploit our lithium phosphate technology. For example, it could:

•	limit the research and development resources we are able to commit to the further development of our technology and the development of products that can be commercially exploited in our marketplace;
•	limit the sales and marketing resources that we are able to commit to the marketing of our technology;

•	have an adverse impact on our ability to attract top-tier companies as our technology and marketing partners;
•	have an adverse impact on our ability to employ and retain qualified employees with the skills and expertise necessary to implement our business plan;
•	make us more vulnerable to failure to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events;
•	limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and
•	place us at a disadvantage to our competitors that have greater financial resources than we have.

We have a history of losses and an accumulated deficit and may never achieve or sustain significant revenues or profitability.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $521 million as of June 30, 2007. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2008. We may never achieve or sustain sufficient revenues or profitability in the future.

If we continue to experience significant losses we may be unable to maintain sufficient liquidity to provide for our operating needs.

We reported a net loss available to common stockholders of $4.4 million for the three-month period ended June 30, 2007, a net loss available to common stockholders of $22.4 million for the fiscal year ended March 31, 2007 and a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of June 30, 2007, we had approximately $72 million of total consolidated indebtedness. Included in this amount are $34.1 million of loans outstanding to an affiliate, $19.2 million of accumulated interest associated with those loans and $18.7 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;
•

require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

24

•

make us more vulnerable to failure to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events, limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

•	place us at a disadvantage to our competitors that have relatively less debt than we have.

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the three-month period ended June 30, 2007, Segway Inc., D&H Distributing Co., Inc., and PC Connection, Inc. contributed 63%, 8%, and 7%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

•	reduction, delay or cancellation of orders from a customer;
•	development by a customer of other sources of supply;
•	selection by a customer of devices manufactured by one of our competitors for inclusion in future product generations;
•	loss of a customer or a disruption in our sales and distribution channels; or
•	failure of a customer to make timely payment of our invoices.

If we were to lose one or more customers, or if we were to lose revenues due to a customer’s inability or refusal to continue to purchase our batteries, our business, results of operations and financial condition could be harmed.

Our business will be adversely affected if our Saphion® technology batteries are not commercially accepted.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. Technical issues may arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we, or our customers, are unable to gain any significant market acceptance for lithium phosphate technology-based batteries, our business will be adversely affected. It is too early to determine if lithium phosphate technology-based batteries will achieve significant market acceptance.

If we are unable to develop, manufacture and market products that gain wide customer acceptance, our business will be adversely affected.

The process of developing our products is complex and failure to anticipate our customers’ changing needs and to develop products that receive widespread customer acceptance could significantly harm our results of operations.

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

Our failure to cost-effectively manufacture our technologically complex batteries in commercial quantities which satisfy our customers’ product specifications and their expectations for product quality and delivery could damage our customer relationships and result in significant lost business opportunities for us.

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

Our business strategy contemplates that we will be required to rely on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies’ requirements by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized power system and the commencement of volume shipments of the power systems to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our product by OEMs. If we are unable to design, develop, and introduce products that meet OEMs’ requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or pack assemblers to successfully commercialize our products, which could impair our profitability.

Failure to implement an effective licensing business strategy will adversely affect our revenue, cash flow and profitability.

Our long-term business strategy anticipates achieving significant revenue from the licensing of our intellectual property assets, such as our lithium phosphate technology. We have not entered into any licensing agreements for our lithium phosphate technology. Our future operating results could be adversely affected by a variety of factors including:

•	our ability to secure and maintain significant licensees of our proprietary technology;
•	the extent to which our future licensees successfully incorporate our technology into their products;
•	the acceptance of new or enhanced versions of our technology;
•	the rate at which our licensees manufacture and distribute their products to OEMs; and
•	our ability to secure one-time license fees and ongoing royalties for our technology from licensees.

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

Our ongoing manufacturing and development operations in China are complex and having these remote operations may divert management’s attention, lead to disruptions in operations and delay implementation of our business strategy.

We have relocated most of our manufacturing and development operations to China. We may not be able to find or retain suitable employees in China and we may have to train personnel to perform necessary functions for our manufacturing, senior management and development operations. This may divert management’s attention, lead to disruptions in operations and delay implementation of our business strategy, all of which could negatively impact our profitability.

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

•

changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries, technology, or the transport of lithium or phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

•	foreign governments may impose tariffs, quotas, and taxes on our batteries or our import of technology into their countries;
•	requirements or preferences of foreign nations for domestic products could reduce demand for our batteries and our technology;
•

fluctuations in currency exchange rates relative to the U.S. dollar could make our batteries and our technology unaffordable to foreign purchasers and licensees or more expensive compared to those of foreign manufacturers and licensors;

•

longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of foreign sales and royalties;

•

import and export licensing requirements in Europe and other regions, including China, where we intend to conduct business, which may reduce or eliminate our ability to sell or license in certain markets; and

•

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are currently engaged in one intellectual property proceeding alleging the Company’s SAPHION® I cathode material infringes two patents owned by the University of Texas, while the Company believes it has strong defenses to such allegations, an adverse decision could force us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the SAPHION® I cathode material challenged intellectual property;
•	pay damages for the use of SAPHION® I cathode material;
•	obtain a license to sell or use the SAPHION® I cathode material, which license may not be available on reasonable terms, or at all; or
•	redesign those products or manufacturing processes that use the SAPHION® I cathode material, which may not be economically or technologically feasible.

We may become involved in more litigation and proceedings in the future. In the future we may be subject to claims or an inquiry regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in such future litigation could result in similar risks as noted above with respect to the third party’s intellectual property. Whether or not an intellectual property litigation claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could be expensive and harm our business.

Risks Associated with Doing Business in China

Since our products are manufactured in China and we have transferred additional operations to China, we face risks if China loses Normal Trade Relations status with the United States.

We manufacture and export our products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the United States Senate voted to permanently normalize trade with China, which provides a favorable category of United States import duties. In addition, on December 11, 2001, China was accepted into the World Trade Organization (“WTO”), a global international organization that regulates international trade. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations (“NTR”) status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could have an adverse affect on our business.

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

China is a socialist state, which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Our existing and planned operations in China are subject to the general risks of doing business internationally and the specific risks related to the business, economic and political conditions in China, which include the possibility that the central government of China will change or even reverse its policies of promoting private industry and foreign investment in China. Many of the current reforms which support private business in China are unprecedented or experimental. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities of per capita wealth among citizens of China and between regions within China, could also lead to further readjustment of the government’s reform measures. It is not possible to predict whether the Chinese government will continue to be as supportive of private business in China, nor is it possible to predict how future reforms will affect our business.

The government of China continues to exercise substantial control over the Chinese economy which could have a negative impact on our business.

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China’s continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual enterprises. However, the economy continues to be subject to significant government controls, which, if directed towards our business activities, could have a significant adverse impact on us. For example, if the government were to limit the number of foreign personnel who could work in the country, substantially increase taxes on foreign businesses or impose any number of other possible types of limitations on our operations, the impact would be significant.

Changes in China’s political and economic policies could harm our business.

The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (“OECD”). These differences include:

•	economic structure,
•	level of government involvement in the economy,
•	level of development,
•	level of capital reinvestment,
•	control of foreign exchange,

•	methods of allocating resources, and
•	balance of payments position.

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

Many tax rules are not published in China and those that are published can be ambiguous and contradictory leaving a considerable amount of discretion to local tax authorities. China currently offers tax and other preferential incentives to encourage foreign investment. However, the country’s tax regime is undergoing review and there is no assurance that such tax and other incentives will continue to be made available.

It is uncertain whether we will be able to recover value-added taxes imposed by the Chinese taxing authority.

China’s turnover tax system consists of value-added tax (“VAT”), consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs VAT on purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. However, due to a reduction in the VAT export refund rate of some goods, exporters might bear part of the VAT they incurred in conjunction with the exported goods. In 2003, changes to the Chinese value-added tax system were announced affecting the recoverability of input VAT beginning

January 1, 2004. Our VAT expense will depend on the reaction of both our suppliers and customers. Continued efforts by the Chinese government to increase tax revenues could result in revisions to tax laws or their interpretation, which could increase our VAT and various tax liabilities.

Any recurrence of severe acute respiratory syndrome (“SARS”), avian flu, or another widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of SARS, avian flu, or another widespread public health problem in China, where we have moved our manufacturing operations and may move additional operations, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our manufacturing or other facilities which would severely disrupt our operations, or
•	the sickness or death of key officers or employees of our manufacturing or other facilities.

Any of the foregoing events or other unforeseen consequences of public health problems in China could adversely affect our business and results of operations.

Risks Associated with Our Industry

If competing technologies that outperform our batteries were developed and successfully introduced, then our products might not be able to compete effectively in our targeted market segments.

Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Other companies who are seeking to enhance traditional battery technologies, such as lead-acid and nickel-cadmium, have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium phosphate and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems, and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

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

At the present time, international, federal, state or local laws do not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium phosphate and lithium-ion batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (“IATA”), our N-Charge® Power System (Model VNC-65) and N-Charge® Power System II are exempt from a Class 9 designation for transportation, while our N-Charge® Power System (Model VNC-130), and U-Charge® Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation (“DOT”) Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

General Risks Associated with Stock Ownership

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of August 1, 2007, our officers, directors and their affiliates as a group beneficially owned approximately 55.7% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 47.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

•	vote for the election of directors who agree with the incumbent officers’ or directors’ preferred corporate policy; or
•

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

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company’s registered shares to be $1.00. On August 1, 2007, the closing price of our common stock was $1.06. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

Our stock price is volatile, which could result in a loss of your investment.

The market price of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

•	fluctuation in our operating results,
•	announcements of technological innovations or new commercial products by us or our competitors,
•	failure to achieve operating results projected by securities analysts,
•	governmental regulation,
•	developments in our patent or other proprietary rights or our competitors’ developments,
•	our relationships with current or future collaborative partners, and
•	other factors and events beyond our control.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

As a result of this potential stock price volatility, investors may be unable to sell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the subject of securities class action litigation, this could result in substantial costs, a diversion of our management’s attention and resources and harm to our business and financial condition.

Future sales of currently outstanding shares could adversely affect our stock price.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 109,955,980 shares of common stock as of June 30, 2007. In addition, at June 30, 2007, we had 12,901,614 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively).

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

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (9.38% at June 30, 2007), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On July 13, 2007, the most recent adjustment date, the LIBOR rate was 5.32%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans to a stockholder, which mature in September 2008, and one loan to a third party finance company which matures in July 2010. The first loan to the stockholder has an adjustable rate of interest at 1.0% above the lender's borrowing rate (9.0% at June 30, 2007) and the second loan to the stockholder has a fixed interest rate of 8.0%. The loan to the third party finance company has a monthly floating interest rate as described above. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $74,000. The table below presents principal amounts by fiscal year for our long-term and short-term debt:

	2008	2009	2010	2011	2012	Thereafter	Total
(dollars in thousands)
Liabilities:
Fixed rate debt	$-	20,000	-	-	-	-	$20,000
Variable rate debt	$-	14,950	-	-	-	-	$14,950
Variable rate debt	$-	-	-	20,000	-	-	$20,000

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.	CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).

Material weakness in internal control over financial reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control. Based upon this evaluation the Company concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.

Changes in internal controls

There was no change in our internal controls during the fiscal first quarter 2008 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 31, 2007, Valence filed a lawsuit against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging infringement of its recently granted Canadian Patents 2,483,918 and 2,466,366. The action is in the initial pleading state. The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed a lawsuit against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion® Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court until a final determination by the USPTO in either of the reexaminations of the two University of Texas patents asserted in the case. The USPTO has stated in declaring the two reexaminations that there are serious questions as to the patentability of the two patents.

We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and various risk factors faced by us are also discussed elsewhere in Item 2 of this report. In addition, risk factors are included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending March 31, 2007, filed with the Commission on June 14, 2007. There are no material changes from the risk factors previously disclosed on our Annual Report on Form 10-K for the fiscal year ending March 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.

10.1 (1)	Letter Agreement, dated April 5, 2007 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.
10.2 (2)	Letter Agreement, dated April 19, 2007 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.
10.3 (3)	Letter Agreement, dated May 17, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
10.4 (4)	Letter Agreement, dated June 21, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
10.5 (5)	Letter Agreement, dated July 19, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
10.6 (6)	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
10.7 (7)	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.1	Certification of Robert L. Kanode,, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robret L. Kanode, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes

(1)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated April 5, 2007, filed with the Securities and Exchange Commission on April 6, 2007.
(2)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated April 19, 2007, filed with the Securities and Exchange Commission on April 20, 2007.
(3)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 17, 2007, filed with the Securities and Exchange Commission on May 18, 2007.
(4)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated June 21, 2007, filed with the Securities and Exchange Commission on June 28, 2007.
(5)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 19, 2007, filed with the Securities and Exchange Commission on July 24, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: August 9, 2007	By:	/s/ Robert L. Kanode

Robert L. Kanode

President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas F. Mezger

Thomas F. Mezger

Chief Financial Officer and Assistant

Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

10.1 (1)	Letter Agreement, dated April 5, 2007 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.
10.2 (2)	Letter Agreement, dated April 19, 2007 by and between Valence Technology, Inc. and West Coast Venture Capital, Inc.
10.3 (3)	Letter Agreement, dated May 17, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
10.4 (4)	Letter Agreement, dated June 21, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
10.5 (5)	Letter Agreement, dated July 19, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode,, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes

(1)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated April 5, 2007, filed with the Securities and Exchange Commission on April 6, 2007.
(2)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated April 19, 2007, filed with the Securities and Exchange Commission on April 20, 2007.
(3)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 17, 2007, filed with the Securities and Exchange Commission on May 18, 2007.
(4)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated June 21, 2007, filed with the Securities and Exchange Commission on June 28, 2007.
(5)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 19, 2007, filed with the Securities and Exchange Commission on July 24, 2007.

