Form 10-Q
period 2007-09-30
VALENCE TECHNOLOGY INC
filed 2007-11-13
CIK 885551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-20028

VALENCE TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0214673
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12201TECHNOLOGY BLVD., SUITE 150,
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

Large accelerated filer	[	]	Accelerated filer	[ X ]	Non-accelerated filer	[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [ ]   No [ X ]

Common Stock, $0.001 par value	115,440,428
(Class)	(Outstanding at November 5, 2007)

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

Pages

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of

September 30, 2007 and March 31, 2007	1

Condensed Consolidated Statements of Operations and

Comprehensive Loss for the Three- and Six- Month Periods

Ended September 30, 2007 and September 30, 2006	2

Condensed Consolidated Statements of Cash Flows for

the Six- Month Periods Ended September 30, 2007 and September 30, 2006	3

Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

Part II.	Other Information

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37
Signature	38

i

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	September 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 2,517	$ 1,168
Trade receivables, net of allowance of $220 and $169	3,463	3,955
Inventory	6,919	7,915
Prepaid and other current assets	2,420	1,987
Total current assets	15,319	15,025
Property, plant and equipment, net	4,119	3,997
Intellectual property, net	120	178
Total assets	19,558	19,200

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	1,917	2,904
Accrued expenses	4,957	4,223
Deferred revenue	605	516
Total current liabilities	7,479	7,643
Long-term interest payable to stockholder	19,963	18,475
Long-term debt, net of debt discount	18,724	18,484
Long-term debt to stockholder, net of debt discount	34,275	33,906
Total liabilities	80,441	78,508
Commitments and contingencies Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 8,610,000 issued and outstanding as of September 30, 2007 and March 31, 2007, liquidation value $8,610	8,610	8,610
Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized; 112,440,428 and 106,199,516 shares issued as of September 30, 2007 and March 31, 2007	112	106
Additional paid-in capital	465,505	457,611
Notes receivable from stockholder	-	(5,164)
Treasury shares, 18,803,144 at cost	(5,164)	-
Accumulated deficit	(525,899)	(516,647)
Accumulated other comprehensive loss	(4,047)	(3,824)
Total stockholders’ deficit	(69,493)	(67,918)
Total liabilities, preferred stock and stockholders’ deficit	$ 19,558	$ 19,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30,	Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Battery and system sales	$ 5,372	$ 6,186	$ 9,340	$ 9,176
Licensing and royalty revenue	180	190	265	368
Total revenues	5,552	6,376	9,605	9,544
Cost of sales	4,889	5,297	8,416	8,443
Gross margin	663	1,079	1,189	1,101
Operating expenses:
Research and product development	912	795	1,664	1,889
Marketing	460	547	886	976
General and administrative	2,014	2,224	3,693	4,400
Share based compensation	450	442	901	706
Depreciation and amortization	280	225	453	406
(Gain)/Loss on disposal of assets	(15)	(13)	6	2
Contract settlement charges	-	1	-	24
Total operating expenses	4,101	4,221	7,603	8,403
Operating loss	(3,438)	(3,142)	(6,414)	(7,302)
Interest and other income	193	241	402	349
Interest expense	(1,584)	(1,824)	(3,154)	(3,386)
Net loss	(4,829)	(4,725)	(9,166)	(10,339)
Dividends on preferred stock	43	43	86	86
Net loss available to common stockholders, basic and diluted	$ (4,872)	$ (4,768)	$ (9,252)	$ (10,425)
Other comprehensive loss:
Net loss	$ (4,829)	$ (4,725)	$ (9,166)	$(10,339)
Change in foreign currency translation adjustments	(156)	(1)	(223)	(10)
Comprehensive loss	$ (4,985)	$ (4,726)	$ (9,389)	$ (10,349)
Net loss per share available to common stockholders	$ (0.04)	$ (0.05)	$ (0.08)	$ (0.11)
Shares used in computing net loss per share available to common stockholders, basic and diluted.	111,189	98,367	109,803	96,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands,)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (9,166)	$ (10,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485	406
Loss on disposal of assets	6	2
Bad debt expense	53	-
Accretion of debt discount and other	609	609
Share based compensation	901	706
Changes in operating and other assets and liabilities:
Trade receivables	439	(2,379)
Inventory	996	(2,614)
Prepaid and other current assets	(433)	307
Accounts payable	(987)	150
Accrued expenses and long-term interest	2,135	911
Deferred revenue	89	(91)
Net cash used in operating activities	(4,873)	(12,332)
Cash flows from investing activities:
Purchases of property, plant & equipment	(555)	(741)
Proceeds from sale of property, plant & equipment	-	15
Net cash used in investing activities	(555)	(726)
Cash flows from financing activities:
Proceeds from notes payable to stockholder	-	5,000
Proceeds from stock option exercises	-	133
Proceeds from issuance of common stock, net of issuance costs	7000	9,986
Net cash provided by financing activities	7,000	15,119
Effect of foreign exchange rates on cash and cash equivalents	223	10
Increase in cash and cash equivalents	1,349	2,071
Cash and cash equivalents, beginning of period	1,168	612
Cash and cash equivalents, end of period	$ 2,517	$ 2,683
Supplemental information:
Conversion of notes payable to stockholder into common stock	$ -	$ 11,101
Acquisition of treasury stock from shareholder	5,164	-
Interest paid	958	932

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the “Company”) as of September 30, 2007, its consolidated results of operations for each of the three- and six-month periods ended September 30, 2007 and September 30, 2006, and the consolidated cash flows for the six-month periods ended September 30, 2007 and September 30, 2006. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2007. The results for the three- and six-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008. The year-end condensed consolidated balance sheet data as of March 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

In February 2002, the Company unveiled its Saphion ® technology, a lithium phosphate technology which utilizes a phosphate-based cathode material. The Company believes that lithium phosphate technology addresses the major weaknesses of existing technology while offering a solution that is competitive in cost and performance. The Company believes that by incorporating a phosphate-based cathode material, its Saphion ® technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, the Company offers its lithium phosphate technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell.

The Company’s business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its wholly owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. The market for lithium phosphate technology will be developed by offering existing and new solutions that differentiate the Company’s products and its customers’ products in both the large-format and small-format markets through the Company’s own product launches, such as the N-Charge ® Power System and U-Charge ® Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $525.9 million as of September 30, 2007. For the three- and six-month periods ended September 30, 2007 the Company has incurred a net loss available to common stockholders of $4.9 million and $9.3 million, respectively. For the years ended March 31, 2007 and 2006, the Company sustained net losses of $22.4 and $32.9 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At September 30, 2007, the Company's principal sources of liquidity were cash and cash equivalents of $2.5 million. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2008 from the N-Charge ® Power System and the Segway pack, which are subject to seasonal fluctuations and from the sale of U-Charge ® Power Systems and royalties will be insufficient to cover the Company’s operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three- and six-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Shares reserved for conversion of Series C preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	9,945,971	9,273,492	9,945,971	9,273,492
Warrants to purchase common stock	2,955,643	2,955,643	2,955,643	2,955,643
Total	16,530,248	15,857,769	16,530,248	15,857,769

4. INVENTORY

Inventory consisted of the following (in thousands) at:

	September 30, 2007	March 31, 2007

Raw materials	$ 1,338	$ 2,210
Work in process	3,840	3,116
Finished goods	1,741	2,589
Total inventory	$ 6,919	$ 7,915

Included in inventory at September 30, 2007 and March 31, 2007 were valuation allowances of $3.3 million and $4.4 million to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at September 30, 2007.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	September 30, 2007	March 31, 2007

Leasehold improvements	$ 1,073	$ 1,045
Machinery and equipment	4,873	4,400
Office and computer equipment	2,101	2,001
Construction in progress	287	462
Total cost	8,334	7,908
Less: accumulated depreciation	(4,177)	(3,873)
Less: impairment	(38)	(38)
Total cost, net of depreciation	$ 4,119	$ 3,997

6. INTELLECTUAL PROPERTY

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

	September 30, 2007	March 31, 2007
Intellectual property before impairment	$ 13,602	$ 13,602
Less: accumulated amortization	(4,998)	(4,930)
Less: impairment	(8,494)	(8,494)
Intellectual property, net	$ 120	$ 178

Amortization expense for the three-month periods ended September 30, 2007 and 2006, was approximately $20,000 and $29,000, respectively. Amortization expense for the six-month periods ended September 30, 2007 and 2006, was approximately $58,000 and $60,000, respectively.

7. LONG TERM DEBT

(in thousands)	September 30, 2007	March 31, 2007

2005 Loan balance	$ 20,000	$ 20,000
Unaccreted debt discount	(1,276)	(1,516)
Balance	$ 18,724	$ 18,484

2001 Loan from stockholder balance	$ 20,000	$ 20,000
1998 Loan from stockholder balance	14,950	14,950
Unaccreted debt discount	(675)	(1,044)
Balance	$ 34,275	$ 33,906

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Carl Berg, chairman of the Board of Directors and the Company’s principal stockholder. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16 th of 1.0%, plus 4.0% (9.88% as of September 30, 2007). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. As of September 30, 2007, no amounts have been paid on the loan. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The fair value of the LIBOR rate cap agreement is included in other assets and marked-to-market on a quarterly basis.

In connection with the loan both the third party finance company and Berg & Berg received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney’s fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through September 30, 2007, a total of approximately $1,066,000 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and originally expired on August 30, 2005. In July 2005, the warrants were extended until September 30, 2008. The fair value assigned to these warrants, totaling approximately $5.1 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through September 30, 2007, a total of $4.4 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended September 30, 2007 and 2006 were $409,000 and $409,000. The amounts charged to interest expense on the outstanding balance of the loan for the six-month periods ended September 30, 2007 and 2006 were $813,000 and $813,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $9.1 million and $8.3 million as of September 30, 2007 and March 31, 2007, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15 million. As of September 30, 2007, the Company had an outstanding balance of $14.95 million under the 1998 Loan agreement. The loan bears interest at one percent over lender’s borrowing rate (approximately 9.0% at September 30, 2007). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. The accrued interest amounts for the 1998 Loan were $10.8 million and $10.1 million as of September 30, 2007 and March 31, 2007, respectively.

All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

8. COMMITMENTS AND CONTINGENCIES

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge ® Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge ® Power Systems, and other large format power systems. The total warranty liability was $0.9 million and $1.1 million as of September 30, 2007 and March 31, 2007, respectively.

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

On February 14, 2006, Hydro-Quebec filed a lawsuit against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ® Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court until a final determination by the USPTO in either of the reexaminations of the two University of Texas patents asserted in the case. The USPTO has stated in declaring the two reexaminations that there are serious questions as to the patentability of the two patents. We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). At September 30, 2007, the Company was in arrears on the payment of $344,000 in preferred stock dividends.

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

10. SHARE BASED COMPENSATION

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

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first six months of fiscal 2008, no shares were granted under this plan. At September 30, 2007, the Company had 167,928 shares available for grant under the 1996 Non-Employee Director’s Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During the first six months of fiscal 2008, no shares were granted under this plan. At September 30, 2007, the Company had 1,302,639 shares available for grant under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first six months of fiscal 2008, 480,000 shares were granted under this plan. At September 30, 2007, the Company had 1,943,908 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2007	6,753	$ 3.84
Granted	480	1.26
Exercised	-	-
Canceled	(702)	2.94
Balance at September 30, 2007	6,531	$ 3.76

The following table summarizes information about fixed stock options outstanding at September 30, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.63 - $1.99	3,594	8.81	1.57	533	1.47
$1.99 - $4.62	1,313	6.66	3.08	800	3.43
$4.62 - $10.06	1,400	1.90	6.49	1,364	6.52
$10.06 - $15.75	10	3.00	13.84	10	13.84
$15.75 - $23.56	113	2.46	20.41	113	20.41
$23.56 - $34.62	101	2.42	32.93	101	32.93
$ 0.63 - $34.62	6,531	6.68	3.76	2,921	6.22

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended September 30, 2007 and September 30, 2006 $450,000 and $442,000 of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the six months ended September 30, 2007 and September 30, 2006 $901,000 and $706,000 of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at September 30, 2007 is $42,000. There were no option exercises during the six-month period ended September 30, 2007.

As of September 30, 2007 the Company had a total of $5.0 million in compensation costs related to stock-based compensation to recognize over a remaining service period of 2.04 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2008 and 2007:

	September 30, 2007	March 31, 2007
Risk-free interest rate	4.28%	4.34%
Expected life	5.0 years	5.0 years
Volatility	79.18%	82.36%
Dividend yield	None	None

11. RELATED PARTY TRANSACTIONS

On September 20, 2007, Berg & Berg purchased 729,927 shares of the Company’s common stock for $1.0 million. The purchase price of $1.37 per share equaled the closing bid price of the Company's common stock as of September 19, 2007.

On August 16, 2007, Berg & Berg purchased 884,956 shares of the Company’s common stock for $1.0 million. The purchase price of $1.13 per share equaled the closing bid price of the Company's common stock as of August 15, 2007.

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

Under each of the Dawson Notes, interest from the Issuance Date accrued on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest was due annually. Interest was paid through March 4, 2005. As of September 30, 2007, interest was in arrears and not expected to be collectible from Mr. Dawson. Mr. Dawson has defaulted on the notes and surrendered his shares to the Company.

12. SEGMENT AND GEOGRAPHIC INFORMATION

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

Long-lived asset information by geographic area is as follows (in thousands):

	September 30, 2007	March 31, 2007
United States	$ 554	$ 657
International	3,685	3,518
Total	$ 4,239	$ 4,175

Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30		Six Months Ended September 30,
	2007	2006	2007	2006
United States	$ 5,202	$ 5,242	$ 9,072	$ 8,005
International	350	1,134	532	1,539
Total	$ 5,552	$ 6,376	$ 9,604	$ 9,544

13. SUBSEQUENT EVENTS

On October 25, 2007, the Company sold 3,000,000 shares of its common stock at a price of $1.54 per share pursuant to an existing registration statement. Net proceeds to the company after fees and expenses totaled approximately $4.3 million. Proceeds from the offering will be used for capital andequiptment, operating expenses, working capital and other general corporate purposes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words ”expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as the Company, we or us, our directors or officers with respect to, among other things, (a) trends affecting our financial condition or results of operations, (b) our product development strategies, (c) trends affecting our manufacturing capabilities; (d) trends affecting the commercial acceptability of our products, and (e) our business and growth strategies. You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements and Risk Factors.” The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three- and six-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008.

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

In February 2002, we unveiled our Saphion ® technology, a lithium phosphate technology which utilizes a phosphate-based cathode material. Traditional lithium-ion technology utilizes an oxide-based cathode material, which has limited its adoption to small applications such as notebook computers, cellular phones and personal digital assistants (“PDAs”) due to safety concerns related to its use in large applications. We believe that lithium phosphate technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion® technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, we offer our lithium phosphate technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell. We believe offering lithium phosphate technology in multiple constructions will provide us greater flexibility in our response to the needs of the market.

Key product introductions based on our Saphion® technology:

•

In February 2002, we launched the N-Charge ® Power System into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.

•

In February 2004, we also introduced a prototype of the U-Charge ® Power System family of large-format products. The U-Charge ® Power System is in production in our China facilities and is designed to power a variety of motive applications from hybrid and electric vehicles to scooters and wheelchairs, and can also be used in stationary applications.

•

In March 2005, we announced availability of lithium phosphate powered batteries for Segway Inc.’s 2005 products. Our batteries doubled the range of Segway’s Human Transporters compared to the nickel metal hydride batteries that were previously used.

•

In May 2005, we launched the industry’s first commercially available lithium phosphate power cell. Built with our proprietary Saphion ® technology, this cell offers the high discharge rates required of power cells with the safety features enabled by our phosphate-based cathode material. Our power cell is optimal for use in portable appliances, hybrid and electric vehicles.

•

In January 2006, we announced availability of eight new models of our large-format lithium phosphate U-Charge ® XP Power System batteries which feature built in battery management electronics and power rates of 500 to 1700 continuous watts, depending on the model.

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

At $5.6 million, our revenue for the second quarter of fiscal 2008 was in line with our previously announced revenue guidance. Second quarter revenue for fiscal 2008 decreased $824,000, or 12.9%, from the second quarter of fiscal 2007. Gross margin profit was 11.9% for the second quarter of fiscal 2008, compared with gross margin of 16.9% for the second quarter of fiscal 2007. During the second quarter of fiscal 2008, we continued our efforts to increase production capacity at our subsidiaries in China.

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

Results of Operations

The following table summarizes the results of our operations for the three months and six months (also referred to as the second quarter and first half) ended September 30, 2007 and September 30, 2006:

	Three Months Ended				Six Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
(dollars in thousands)	Total	% of Revenue	Total	% of Revenue	Total	% of Revenue	Total	% of Revenue
Battery and systems sales	$5,372	97%	$6,186	97%	$9,340	97%	$9,176	96%
Licensing and royalty revenue	180	3%	190	3%	265	3%	368	4%
Total revenues	5,552	100%	6,376	100%	9,605	100%	9,544	100%
Gross margin profit (loss)	663	12%	1,079	17%	1,189	12%	1,101	12%
Operating expenses	4,101	74%	4,221	66%	7,603	79%	8,403	88%
Operating loss	(3,438)	62%	(3,142)	(49%)	(6,414)	(67%)	(7,302)	(77%)
Net loss	$(4,829)	87%	$(4,725)	(74%)	$(9,166)	(95%)	$(10,339)	(108%)

Revenues and Gross Margin

Battery and System Sales: Battery and system sales decreased by $814,000, or 13.2%, to $5.4 million in the second quarter of fiscal 2008 from $6.186 million in the second quarter of fiscal 2007. The quarter to quarter decrease was due to a decrease in N-Charge ® sales. Battery and system sales increased by $164,000 or 1.8%, in the first half of fiscal 2008 from $9.176 million in the first half of fiscal 2007. The increase was attributable to revenue from new customers, offset by a decrease in sales of small-format products. We continue to sell the N-Charge ® product through our reseller channels with an emphasis in the healthcare and education sectors. Revenues from the sales of our small-format products accounted for 14% and 23% of our total revenue for the three months ended September 30, 2007 and 2006. Product shipments to resellers that are subject to right of return and monies received for future obligations are recorded on the balance sheet as deferred revenue. We had $605,000 in deferred revenue on our balance sheet at September 30, 2007.

Licensing and Royalty Revenue: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal second quarter 2008 licensing and royalty revenue was $180,000 compared with $190,000 for the same quarter in fiscal 2007. First half fiscal 2008 licensing and royalty revenue was $265,000 compared with $368,000 for the same six months in fiscal 2007. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited (ATL), which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Gross Margin: Gross margin as a percentage of revenue was 12% for the second quarter of fiscal 2008 as compared to 17% in the second quarter of fiscal 2007. Gross margin was 12% in the first half of fiscal 2008 and was 12% in the first half of fiscal 2007. Management revised certain estimates regarding inventory reserves based on a tentative agreement with a vendor. As a result, included in the first half of fiscal 2008 is a $414,000 reduction of cost of sales which contributed to our improved gross margin.

Operating Expenses

The following table summarizes operating expenses for the three and six months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,				Six Months Ended September 30,
(dollars in thousands)	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
Research and product development	$912	$795	$117	15%	$1,664	$1,889	$(225)	(12%)
Marketing	460	547	(87)	(16%)	886	976	(90)	(9%)
General and administrative	2,014	2,224	(210)	(9%)	3,693	4,400	(707)	(16%)
Depreciation and amortization	280	225	8	2%	453	406	195	28%
Share based compensation	450	442	55	25%	901	706	47	12%
Loss on disposal of assets	(15)	(13)	(2)	17%	6	2	4	222%
Contract settlement charges	-	1	(1)	(100%)	-	24	(24)	(100%)
Total operating expenses	$4,101	$4,221	$(119)	(3%)	$7,603	$8,403	$(800)	(10%)
Percentage of revenues	74%	66%			79%	88%

During the second quarter of fiscal 2008, Total operating expenses were 74% of revenue compared to 66% of revenue during the same quarter last year. In the first half of fiscal 2008, operating expenses were 79% of revenue and were 88% of revenue in the first half of fiscal 2007. The decrease is primarily the result of personnel and expense reduction actions taken during the last four quarters. We reduced operating expenses by $800,000 or10% for the first six months of fiscal 2008, as compared with the first six months of fiscal 2007.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses increased by $117,000, or 15%, to $912,000 for the second quarter of fiscal 2008 from $795,000 for the second quarter of fiscal 2007. Research and product development expenses decreased by $225,000 or 12%, in the first half of fiscal 2008 to $1.664 million from $1.889 million in the first half of fiscal 2007. The decrease in research and development expenses is the result of consolidation of our product research into Suzhou facility.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $460,000 in the second quarter of fiscal 2008 were $87,000 lower or 16% than in the comparable period of fiscal 2007. First half of fiscal 2008 marketing expenses of $886,000 were $91,000 lower than the comparable period in fiscal 2007. We expect marketing expenses to grow as we expand and develop our channels, launch additional lithium phosphate products, and continue our branding efforts.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $2.014 million and $2.224 million for the second fiscal quarters of 2008 and 2007, respectively. General and administrative expenses decreased by $707,000, or 16%, to $3.693 million in the first half of fiscal 2008 from $4.400 million in the first half of fiscal 2007. The decrease was largely due to cost reduction in audit related expenses and insurance premiums.

Depreciation and Amortization. Depreciation and amortization expenses were $280,000 and $225,000 for the second quarters of fiscal 2008 and 2007, respectively. Depreciation and amortization expenses were $453,000 and $406,000 in the first halves of fiscal 2008 and 2007 respectively. The increase in depreciation expense relates to recent purchases of property, plant, and equipment in the U.S and in China.

Share based compensation. Share based compensation expenses were $450,000 and $442,000 for the second quarters of fiscal 2008 and 2007, respectively. Share based compensation expenses were $901,000 and $706,000 for the first halves of fiscal 2008 and 2007, respectively. The increase in share based compensation expense relates to option share grants during the past 12 months.

Liquidity and Capital Resources

Liquidity

At September 30, 2007, the Company's principal sources of liquidity were cash and cash equivalents of $2.5 million. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2008 from the N-Charge ® Power System and the Segway pack, which are subject to seasonal fluctuations and the sale of the U-Charge ® Power System will be insufficient to cover the Company’s operating expenses. Management depends upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

The following table summarizes our statement of cash flows for the six months ended September 30, 2007 and 2006:

	Six Months Ended September 30,
(dollars in thousands)	2007	2006
Net cash flows provided by (used in)
Operating activities	$ (4,873)	$ (12,232)
Investing activities	(555)	(726)
Financing activities	7,000	15,119
Effect of foreign exchange rates	(223)	10
Net increase in cash and cash equivalents	$ 1,349	$ 2,071

Our use of cash from operations the first six months of fiscal 2008 and fiscal 2007 was $5.096 million and $12.332 million, respectively. The cash used for operating activities during the first six months of our fiscal 2008 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first six months of fiscal 2008 decreased from the same period of fiscal 2007 by $7.459 million. Working capital in the first six months of fiscal 2008 was less than working capital in the first six months of fiscal 2007 by $1.1 million. The increase in working capital was primarily due to an increase in manufacturing of inventory from increased production volumes.

In the first six months of fiscal 2008, we had a net decrease in cash used in investing activities of $171,000, as compared to the first six months of fiscal 2007. Cash used in investing activities during the first six months of fiscal 2008 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities of $7.000 million and $15.119 million during the first six months of fiscal 2008 and 2007, respectively. The financing activities in the first six months of fiscal 2008 were from issuances of common stock totaling $7.0 million to West Coast Venture Capital and Berg and Berg Enterprises, LLC., affiliates of Mr. Berg.

As a result of the above, we had a net increase in cash and cash equivalents of $1.349 million during the first six months of fiscal 2008.

Capital Commitments and Debt

At September 30, 2007, we had commitments for capital expenditures for the next 12 months of approximately $637,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our operations in China.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following:

(Dollars in thousands)	September 30, 2007
1998 long-term debt to Berg & Berg	$ 14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
Interest on long-term debt	19,963
Current portion of interest on long-term debt	121
Total	$ 75,034

Repayment obligations of short-term and long-term debt principal as of September 30, 2007 are:

	Fiscal year
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Principal repayment	$ -	$34,950	$ -	$20,000	$ -	-	$54,950

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of September 30, 2007 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	1-2 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$ 75,034	$121	$ 54,913	$20,000	$ -
Operating lease obligations	1,313	565	683	64	1
Purchase obligations	8,857	8,857	-	-	-
Redemption of Convertible Preferred Stock	8,610	8,610	-	-	-
Total	$ 93,814	$ 18,153	$ 55,596	$ 20,064	$ 1

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

RISKS RELATED TO OUR BUSINESS

There is doubt about our ability to continue as a going concern

We have experienced significant operating losses in the current and prior years. At September 30, 2007 our principal sources of liquidity were cash and cash equivalents of $2.5 million. Although Mr. Berg may continue to fund the Company’s operations he is under no obligation to do so. We intend to improve our liquidity by the continued monitoring and reduction of manufacturing, facility and administrative costs. However, notwithstanding these efforts, we do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements included in our audited March 31, 2007 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Berg or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

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

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $530 million as of September 30, 2007. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2008. We may never achieve or sustain sufficient revenues or profitability in the future.

If we continue to experience significant losses we may be unable to maintain sufficient liquidity to provide for our operating needs.

We reported a net loss available to common stockholders of $5.0 million and $9.4 million for the three- and six-month periods ended September 30, 2007, respectively. We have reported a net loss available to common stockholders of $22.4 million for the fiscal year ended March 31, 2007 and a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of September 30, 2007, we had approximately $73.1 million of total consolidated indebtedness. Included in this amount are $34.3 million of loans outstanding to an affiliate, $20 million of accumulated interest associated with those loans and $18.8 million of principal and interest outstanding with a third party finance company. Our substantial indebtedness and other obligations could negatively impact our operations in the future. For example, it could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;
•

require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

21

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the three-month period ended September 30, 2007, Segway Inc., D&H Distributing Co., Inc., and Enova Systems contributed 64%, 9%, and 4%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of our customers and do not expect to enter into any long-term agreements in the near future. As a result, we face the substantial risk that one or more of the following events could occur:

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

Our business will be adversely affected if our Saphion ® technology batteries are not commercially accepted.

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

•

import and export licensing requirements in Europe and other regions, including China, where we intend to conduct business, which may reduce or eliminate our ability to sell or license in certain markets; and

•

political and economic instability in countries, including China, where we intend to conduct business, which may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries

These risks may increase our costs of doing business internationally and reduce our sales and royalties or future profitability.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. While we are currently engaged in one intellectual property proceeding alleging the Company’s SAPHION ® I cathode material infringes two patents owned by the University of Texas, while the Company believes it has strong defenses to such allegations, an adverse decision could force us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the SAPHION ® I cathode material challenged intellectual property;
•	pay damages for the use of SAPHION ® I cathode material;
•	obtain a license to sell or use the SAPHION ® I cathode material, which license may not be available on reasonable terms, or at all; or
•	redesign those products or manufacturing processes that use the SAPHION ® I cathode material, which may not be economically or technologically feasible.

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

At the present time, international, federal, state or local laws do not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff and possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability. The transportation of lithium phosphate and lithium-ion batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association (“IATA”), our N-Charge ® Power System (Model VNC-65) and N-Charge ® Power System II are exempt from a Class 9 designation for transportation, while our N-Charge ® Power System (Model VNC-130), and U-Charge ® Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation (“DOT”) Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

General Risks Associated with Stock Ownership

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of November 5, 2007, our officers, directors and their affiliates as a group beneficially owned approximately 55.4% of our outstanding common stock. Carl Berg, our chairman of the board, beneficially owns approximately 47.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The Nasdaq SmallCap Market. Among other requirements, Nasdaq requires the minimum bid price of a company’s registered shares to be $1.00. On November 5, 2007, the closing price of our common stock was $2.27. If we are not able to maintain the requirements for continued listing on The Nasdaq SmallCap Market, it could have a materially adverse effect on the price and liquidity of our common stock.

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We had outstanding 112,440,428 shares of common stock as of September 30, 2007 and have 1,803,144 shares in treasury stock. The net of shares issued and outstanding as of September 30, 2007 is 110,637,284. In addition, at September 30, 2007, we had 12,901,614 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively).

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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (9.88% at September 30, 2007), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On October 8, 2007, the most recent adjustment date, the LIBOR rate was 5.12%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans to a stockholder, which mature in September 2008, and one loan to a third party finance company which matures in July 2010. The first loan to the stockholder has an adjustable rate of interest at 1.0% above the lender's borrowing rate (9% at September 30, 2007) and the second loan to the stockholder has a fixed interest rate of 8.0%. The loan to the third party finance company has a monthly floating interest rate as described above. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $74,000. The table below presents principal amounts by fiscal year for our long-term and short-term debt:

(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities:
Fixed rate debt	$ -	20,000	-	-	-	-	$ 20,000
Variable rate debt	$ -	14,950	-	-	-	-	$ 14,950
Variable rate debt	$ -	-	-	20,000	-	-	$ 20,000

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4	CONTROLS AND PROCEDURES

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

Changes in internal controls

There was no change in our internal controls during the fiscal first six months of fiscal 2008 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II     OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

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

On February 14, 2006, Hydro-Quebec filed a lawsuit against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ® Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court until a final determination by the USPTO in either of the reexaminations of the two University of Texas patents asserted in the case. The USPTO has stated in declaring the two reexaminations that there are serious questions as to the patentability of the two patents.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT NO.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Dated: November 8, 2007	By: /s/ Robert L. Kanode Robert L. Kanode Chief Executive Officer (Principal Executive Officer)

By: /s/ Thomas F. Mezger Thomas F. Mezger Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.