Form 10-Q
period 2007-12-31
VALENCE TECHNOLOGY INC
filed 2008-02-11
CIK 885551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Common Stock, $0.001 par value	113,683,950
(Class)	(Outstanding at February 1, 2008)

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

INDEX

		Pages
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2007	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three- and Nine-Month Periods Ended December 31, 2007 and December 31, 2006	2

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended December 31, 2007 and December 31, 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	28

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	December 31, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,837	$1,168
Trade receivables, net of allowance of $225 and $169	1,623	3,955
Inventory	7,873	7,915
Prepaid and other current assets	3,116	1,987
Total current assets	15,449	15,025
Property, plant and equipment, net	4,529	3,997
Intellectual property, net	87	178
Total assets	$20,065	$19,200

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,587	$3,028
Accrued expenses	5,037	4,099
Deferred revenue	597	516
Total current liabilities	7,221	7,643
Long-term interest payable to stockholder	20,711	18,475
Long-term debt, net of debt discount	18,844	18,484
Long-term debt to stockholder, net of debt discount	34,459	33,906
Total liabilities	81,235	78,508

Commitments and contingencies	—	—
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of December 31, 2007 and March 31, 2007, liquidation value $8,610	8,610	8,610
Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized; 115,487,094 and 106,199,516 shares outstanding as of December 31, 2007 and March 31, 2007	115	106
Additional paid-in capital	470,741	457,611
Notes receivable from stockholder	—	(5,164)
Treasury shares, 1,803,144 at cost	(5,164)	—
Accumulated deficit	(531,645)	(516,647)
Accumulated other comprehensive loss	(3,827)	(3,824)
Total stockholders’ deficit	(69,780)	(67,918)
Total liabilities, preferred stock and stockholders’ deficit	$20,065	$19,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended, December 31,		Nine Months Ended, December 31,
	2007	2006	2007	2006
Revenue:
Battery and system sales	$3,127	$2,085	$12,468	$11,261
Licensing and royalty revenue	251	233	515	601
Total revenues	3,378	2,318	12,983	11,862
Cost of sales	3,413	2,782	11,830	11,224
Gross margin	(35)	(464)	1,153	638
Operating expenses:
Research and product development	792	911	2,457	2,800
Marketing	630	663	1,516	1,639
General and administrative	1,870	1,885	5,561	6,285
Share based compensation	828	426	1,729	1,132
Depreciation and amortization	163	193	616	599
Loss on disposal of assets	8	(84)	15	(82)
Contract settlement charges	—	—	—	24
Total operating expenses	4,291	3,994	11,894	12,397
Operating loss	(4,326)	(4,458)	(10,741)	(11,759)
Interest and other income	409	348	812	696
Interest expense	(1,786)	(1,809)	(4,939)	(5,195)
Net loss	$(5,703)	$(5,919)	$(14,868)	$(16,258)

Dividends on preferred stock	(43)	(43)	(130)	(130)
Net loss available to common stockholders, basic and diluted
	$(5,746)	$(5,962)	$(14,998)	$(16,388)
Other comprehensive loss:
Net loss	(5,703)	(5,919)	(14,868)	(16,258)
Change in foreign currency translation adjustments	220	(62)	(4)	(73)
Comprehensive loss	$(5,483)	$(5,981)	$(14,872)	$(16,331)

Net loss per share available to common stockholders	$(0.05)	$(0.06)	$(0.14)	$(0.17)
Shares used in computing net loss per share available to common stockholders, basic and diluted.	113,100	101,801	110,758	98,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,868)	$(16,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732	599
Loss on disposal of assets	15	(82)
Bad debt expense	58	—
Accretion of debt discount and other	913	913
Interest income on stockholder note receivable	—	—
Share based compensation	1,729	1,132
Changes in operating and other assets and liabilities:
Trade receivables	2,274	115
Inventory	42	(5,661)
Prepaid and other current assets	(1,129)	443
Accounts payable	(1,441)	1,579
Accrued expenses and long-term interest	3,043	1,513
Deferred revenue	81	240
Net cash used in operating activities	$(8,551)	$(15,467)

Cash flows from investing activities:
Purchases of property, plant & equipment	(1,187)	(1,430)
Proceeds from sale of property, plant & equipment	—	15
Net cash used in investing activities	$(1,187)	$(1,415)

Cash flows from financing activities:
Proceeds from notes payable to stockholder	—	5,000
Proceeds from stock option exercises	69	245
Proceeds from issuance of common stock, net of issuance costs	11,342	12,832
Net cash provided by financing activities	$11,411	$18,077
Effect of foreign exchange rates on cash and cash equivalents	(4)	73
Increase in cash and cash equivalents	$1,669	$1,268

Cash and cash equivalents, beginning of period	1,168	612
Cash and cash equivalents, end of period	$2,837	$1,880

Supplemental information:
Conversion of notes payable to stockholder into common stock	$—	$11,101
Exchange of note receivable from stockholder for treasury stock	5,164	—
Interest paid	$1,420	$1,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

1.                                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2007, its consolidated results of operations for each of the three- and nine-month periods ended December 31, 2007 and December 31, 2006, and the consolidated cash flows for the nine-month periods ended December 31, 2007 and December 31, 2006. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2007. The results for the three- and nine-month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008. The year-end condensed consolidated balance sheet data as of March 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.                                      BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. The Company’s mission is to drive the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems by drawing on the numerous benefits of its latest battery technology, the extensive experience of its management team, and the significant market opportunity available to it.

In February 2002, the Company introduced its Saphion® technology, a lithium phosphate technology which utilizes a phosphate-based cathode material. The Company believes that lithium phosphate technology addresses the major weaknesses of existing technology while offering a solution that is competitive in cost and performance. The Company believes that by incorporating a phosphate-based cathode material, its Saphion technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, the Company offers its lithium phosphate technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell.

The Company’s business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its wholly owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. The market for lithium phosphate technology will be developed by offering existing and new solutions that differentiate the Company’s products and its customers’ products in both the large-format and small-format markets through the Company’s own product launches, such as the N-Charge® Power System and U-Charge® Power System, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance. In November 2007, the company introduced the Epoch™ battery, a new generation of phosphate-based lithium-ion battery.  The Epoch batteries are equipped with an advanced management system that will monitor and adjust cell performance, so battery packs will operate at their optimum performance capacity.  Epoch batteries present a safe, powerful, and reliable energy source storage solution designed to be low maintenance, cost competitive, and environmentally friendly.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $531.6 million as of December 31, 2007.

For the three- and nine-month periods ended December 31, 2007 the Company has incurred a net loss available to common stockholders of $5.7 million and $14.9 million, respectively. For the years ended March 31, 2007 and 2006, the Company sustained net losses of $22.3 million and $32.7 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At December 31, 2007, the Company’s principal sources of liquidity were cash and cash equivalents of $2.8 million. The Company expects that its sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2008 from the N-Charge Power System and the Segway pack, which are subject to seasonal fluctuations and from the sale of U-Charge Power Systems, Epoch batteries, and royalties will be insufficient to cover the Company’s operating expenses. Management depends upon their ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of our existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three- and nine-month periods ended December 31, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	9,643,881	9,199,365	9,643,881	9,199,365
Warrants to purchase common stock	2,955,643	2,955,643	2,955,643	2,955,643
Total	16,228,158	15,783,642	16,228,158	15,783,642

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock do not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. At December 31, 2007, up to $388,000 in accrued dividends would be convertible into up to 194,975 shares of common stock based on the closing sales price of $1.99 on December 31, 2007.

4.                                      INVENTORY:

Inventory consisted of the following (in thousands) at:

	December 31, 2007	March 31, 2007

Raw materials	$671	$2,210
Work in process	4,671	3,116
Finished goods	2,531	2,589
Total inventory	$7,873	$7,915

Included in inventory at December 31, 2007 and March 31, 2007 were valuation allowances of $5,502,000 and $4,432,000 to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at December 31, 2007.

5.                                      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	December 31, 2007	March 31, 2007

Leasehold improvements	$1,097	$1,045
Machinery and equipment	4,998	4,400
Office and computer equipment	2,242	2,001
Construction in progress	477	462
Total cost	$8,814	$7,908
Less: accumulated depreciation	(4,247)	(3,873)
Less: impairment	(38)	(38)
Total cost, net of depreciation	$4,529	$3,997

6.                                      INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

	December 31, 2007	March 31, 2007
Intellectual property before impairment	$13,602	$13,602
Less: accumulated amortization	(5,021)	(4,930)
Less: impairment	(8,494)	(8,494)
Intellectual property, net	$87	$178

Amortization expense for the three-month periods ended December 31, 2007 and 2006, was approximately $29,000 and $29,000, respectively.  Amortization expense for the nine-month periods ended December 31, 2007 and 2006, was approximately $86,000 and $88,000, respectively.

7.                                      LONG TERM DEBT:

(in thousands)	December 31, 2007	March 31, 2007

2005 Loan balance	$20,000	$20,000
Unaccreted debt discount	(1,156)	(1,516)
Balance	$18,844	$18,484

2001 Loan from stockholder balance	20,000	20,000
1998 Loan from stockholder balance	14,950	14,950
Unaccreted debt discount	(491)	(1,044)
Balance	$34,459	$33,906

On July 13, 2005, the Company secured a $20,000,000 loan (the “2005 Loan”) from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Carl Berg, chairman of the Board of Directors and the Company’s principal stockholder. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (9.25% as of December 31, 2007). The loan may not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. As of December 31, 2007, no amounts have been paid on the loan.  In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The fair value of the LIBOR rate cap agreement is included in other assets and marked-to-market on a quarterly basis.

In connection with the loan, both the third party finance company and Berg & Berg received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2,037,000, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney’s fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through December 31, 2007, a total of approximately $1,186,000 has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg Enterprises, LLC (“Berg & Berg”) an affiliate of Mr. Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20,000,000 between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and originally expired on August 30, 2005. In July 2005, the warrants were extended until September 30, 2008. The fair value assigned to these warrants, totaling approximately $5,100,000, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through December 31, 2007, a total of $4,609,000 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended December 31, 2007 and 2006 were $409,000. The amounts charged to interest expense on the outstanding balance of the loan for the nine-month periods ended December 31, 2007 and 2006 were $1,222,222. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $9,553,000 and $8,330,000 as of December 31, 2007 and March 31, 2007, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10,000,000 principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15,000,000. As of December 31, 2007, the Company had an outstanding balance of $14,950,000 under the 1998 Loan agreement. The loan bears interest at one percent over lender’s borrowing rate (approximately 9.0% at December 31, 2007). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. The accrued interest amounts for the 1998 Loan were $11,158,000 and $10,144,000 as of December 31, 2007 and March 31, 2007, respectively.

All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan from Berg & Berg.

8.                                      COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge® Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customer returning a purchased product because of a product performance issue. The Company also has established a warranty reserve in relation to the sale of U-Charge® Power Systems and other large format power systems. The total warranty liability was $1,018,000 and $1,072,000 as of December 31, 2007 and March 31, 2007, respectively.

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

On February 14, 2006, Hydro-Quebec filed a lawsuit against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion® Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court until a final determination by the USPTO in either of the reexaminations of the two University of Texas patents asserted in the case. The USPTO has stated in declaring the two reexaminations that there are serious questions as to the patentability of these two patents.

We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters are either covered by insurance or, if not insured, will not have a material adverse impact on our consolidated financial statements.

9.                                      REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company’s common stock for $10,000 per share, raising net proceeds of $9,416,000. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1,390,000, including accrued and unpaid dividends, into 327,453 shares of the Company’s common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all outstanding 861 shares of the Company’s Series C Convertible Preferred Stock, representing $8,610,000 of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4,300,000, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4,300,000. When issued, the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2% annual dividend rate, payable quarterly in cash or shares of common stock (which requirement has been waived, as described below), and were redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company’s common stock for a ten-day trading period is at or above $6.38 per share. If the preferred shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require the Company to convert all or part of the redeemed shares at a price of 95% of the lowest closing bid price of the Company’s common stock during the three days ending on and including the conversion date. The preferred shares are currently outstanding and subject to redemption or conversion at the holder’s discretion.

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg also agreed to waive the requirement that cumulative dividends be paid quarterly. On December 21, 2007, the Company received for its records a letter from Berg & Berg memorializing the agreement between the Company and Berg & Berg reached at the time Berg & Berg purchased the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock. The letter confirms that the parties originally agreed that dividends would continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation, but that such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation. A copy of this letter is filed as Exhibit 4.1 to this Report. At December 31, 2007, the Company has accrued $388,000 in preferred stock dividends.

In connection with the issue of the original issuance of the Series C Convertible Preferred Stock, in June 2003, the Company issued to the original holder of the Series C Convertible Preferred Stock a warrant to purchase 352,900 shares of the Company’s common stock. The warrant is exercisable at a purchase price of $5.00 per share and expires in June 2008. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8,610,000 was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ending December 2, 2004.

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

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first nine months of fiscal 2008, no shares were granted under this plan. At December 31, 2007, the Company had 167,928 shares available for grant under the 1996 Non-Employee Director’s Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During the first nine months of fiscal 2008, no shares were granted under this plan. At December 31, 2007, the Company had 1,697,757 shares available for grant under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first nine months of fiscal 2008, 1,601,562 shares were granted under this plan. At December 31, 2007, the Company had 898,565 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2007	6,753	$3.84
Granted	1,602	$1.43
Exercised	(47)	$1.47
Canceled	(1,428)	$5.46
Balance at December 31, 2007	6,880	$2.97

The following table summarizes information about fixed stock options outstanding at December 31, 2007 (shares in thousands):

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.63 - $1.99	4,604	8.86	$1.54	548	$1.46
$ 1.99 - $4.62	1,246	6.64	3.02	731	3.41
$ 4.62 - $10.06	919	1.60	6.61	883	6.67
$ 10.06 - $15.75	10	2.75	13.84	10	13.84
$ 15.75 - $23.56	0	0.00	0.00	0	0.00
$ 23.56 - $34.62	101	2.16	32.93	101	32.93
$ 0.63 - $34.62	6,880	7.38	$2.97	2,273	$5.56

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended December 31, 2007 and December 31, 2006, $828,000 and $426,000 of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended December 31, 2007 and December 31, 2006, $1,729,000 and $1,132,000 of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at December 31, 2007 is $288,000. There were 46,666 options exercised during the nine-month period ended December 31, 2007.

As of December 31, 2007 the Company had a total of $5,508,000 in compensation costs related to stock-based compensation to recognize over a remaining service period of 2.10 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2008 and 2007:

	December 31, 2007	March 31, 2007
Risk-free interest rate	4.32%	4.34%
Expected life	5.0 years	5.0 years
Volatility	76.59%	82.36%
Dividend yield	None	None

11.                               RELATED PARTY TRANSACTIONS:

On September 20, 2007, Berg & Berg, an affiliate of our chairman, Carl Berg, purchased 729,927 shares of the Company’s common stock for $1.0 million. The purchase price of $1.37 per share equaled the closing bid price of the Company’s common stock as of September 19, 2007.

On August 16, 2007, Berg & Berg purchased 884,956 shares of the Company’s common stock for $1.0 million. The purchase price of $1.13 per share equaled the closing bid price of the Company’s common stock as of August 15, 2007.

On July 19, 2007, Berg & Berg purchased 869,565 shares of the Company’s common stock for $1.0 million. The purchase price of $1.15 per share equaled the closing bid price of the Company’s common stock as of July 18, 2007.

On June 21, 2007, Berg & Berg purchased 869,565 shares of the Company’s common stock for $1.0 million. The purchase price of $1.15 per share equaled the closing bid price of the Company’s common stock as of June 20, 2007.

On May 17, 2007, Berg & Berg purchased 990,099 shares of the Company’s common stock for $1.0 million. The purchase price of $1.01 per share equaled the closing bid price of the Company’s common stock as of May 16, 2007.

On April 19, 2007, West Coast Venture Capital, an affiliate of our chairman, Carl Berg, purchased 925,926 shares of the Company’s common stock for $1.0 million. The purchase price of $1.08 per share equaled the closing bid price of the Company’s common stock as of April 18, 2007.

On April 5, 2007, West Coast Venture Capital purchased 970,874 shares of the Company’s common stock for $1.0 million. The purchase price of $1.03 per share equaled the closing bid price of the Company’s common stock as of April 4, 2007.

On January 1, 1998, the Company granted options to Mr. Dawson, the Company’s then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, which was granted pursuant to the Company’s 1990 Plan (the “1990 Plan”). Also, an option to purchase 660,494 shares was granted pursuant to the Company’s 1990 Plan and an option to purchase 300,000 shares was granted outside of any equity plan of the Company, neither of which were incentive stock options (the “Nonstatutory Options”). The exercise price of all three options is $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the Nonstatutory Options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The Nonstatutory Options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 (“Dawson Note One”) and $1,518,750 (“Dawson Note Two”) (collectively, the “Dawson Notes”) secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. As of March 31, 2006, principal and interest amounts of $3,550,313 and $1,613,458 were outstanding under Dawson Note One and Dawson Note Two, respectively, and under each of the Dawson Notes, interest from the issuance date accrues on unpaid principal at the rate of 5.77% per annum, or at the maximum rate permissible by law, whichever is less. On April 20, 2005, the Company’s Board of Directors approved a resolution to extend the maturity dates of each of the Dawson Notes from September 5, 2005 to September 5, 2007.

Under each of the Dawson Notes, interest from the Issuance Date accrued on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever is less. In accordance with the Dawson Notes, interest was due annually.  Interest was paid through March 4, 2005.  As of September 30, 2007, interest was in arrears and not expected to be collectible from Mr. Dawson.  On September 5, 2007, Mr. Dawson defaulted on the notes and surrendered his shares to the Company.

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

Long-lived asset information by geographic area is as follows (in thousands):

	December 31, 2007	March 31, 2007
United States	$544	$657
International	4,072	3,518
Total	$4,616	$4,175

Revenues by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
United States	$2,146	$1,843	$11,612	$9,835
International	1,232	475	1,371	2,027
Total	$3,378	$2,318	$12,983	$11,862

13.                               SUBSEQUENT EVENTS:

Form S-3 Registration Statement

On January 14, 2008, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission, or SEC, utilizing a “shelf’ registration process.  On January 22, 2008, the Form S-3 Registration Statement was declared effective by the SEC.  Pursuant to this “shelf” registration statement, the Company may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50,000,000.

Tanfield Contract

On February 6, 2008, the Company and The Tanfield Group Plc (LN: TAN) entered into a supply agreement whereby the Company agreed to manufacture and supply Lithium Phosphate energy storage systems to power zero emission, all-electric commercial delivery vehicles. The Company’s battery systems will be installed in leading-edge vans and trucks produced by Tanfield’s UK-based trading division, Smith Electric Vehicles.

A copy of this agreement will be filed with the SEC on Form 8-K subsequent to the filing of this Report, with certain terms redacted pursuant to a simultaneous request for confidential treatment.

Equity Financing

On February 8, 2008, Berg & Berg Enterprises, an affiliate of our Chairman Carl Berg, purchased 492,611 shares of the Company’s common stock for $1.0 million. The purchase price of $2.03 per share equaled the closing bid price of the Company’s common stock as of February 7, 2008. An announcement of this stock sale will be filed with the SEC on Form 8-k subsequent to the filing of this Report. Proceeds of this sale will be used for general capital and working capital purposes.

Press Release Reconciliation

In the Company’s press release issued February 7, 2008 to report its results of operations for the fiscal quarter and the nine months ended December 31, 2007, the net loss per share available to common stockholders for the fiscal nine-month period ended December 31, 2007 was incorrectly reported as $(0.13). The correct net loss available to common stockholders rounds up to $(0.14). This $(.01) increase is the result of rounding up the $(.0055) impact of calculating the net loss per share after reducing the weighted average of common shares outstanding by the weighted average of treasury common shares. The Company does not view this $(.0055) modification as a material adjustment and does not intend to issue a corrected earnings release nor amend the Form 8-K with which the earnings release was furnished.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “intend,” “estimate,” “continue,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as the “Company,” “we” or “us,” our directors or officers with respect to, among other things:

•	trends affecting our financial condition or results of operations;
•	our product development strategies;
•	trends affecting our manufacturing capabilities;
•	trends affecting the commercial acceptability of our products; and
•	our business and growth strategies.

You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Factors that could cause actual results to differ materially include those discussed under “Cautionary Statements and Risk Factors,” which include, but are not limited to the following:

•	our ability to develop and market products that compete effectively in targeted market segments;
•	our ability to develop and market products that compete effectively in targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers;
•	our ability to implement our long-term business strategy that will be profitable and/or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	international business risks;
•	our ability to attract skilled personnel;
•	our ability to protect and enforce our current and future intellectual property;
•	international business risks;
•	our need for additional, dilutive financing or future acquisitions; and
•	future economic, business and regulatory conditions.

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Risk Factors” in this Report, as well as any cautionary language in this Report or any of our other reports or filings, including our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three- and nine-month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008 or any other period.

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

In February 2002, we introduced our Saphion technology, a lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that lithium phosphate technology addresses the major weaknesses of this existing technology while offering a solution that is competitive in cost and performance. We believe that by incorporating a phosphate-based cathode material, our Saphion technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion batteries such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, we offer our lithium phosphate technology in both cylindrical and polymer construction and have initiated the design of a prismatic cell.

Key product introductions and milestones based on our Saphion technology include:

•

In February 2002, we launched the N-Charge Power System into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers. We continue to sell the N-Charge product through our reseller channels with an emphasis in the healthcare and education sectors.

•

In February 2004, we also introduced a prototype of the U-Charge Power System family of large-format products. The U-Charge Power System is in production in our China facilities and is designed to power a variety of motive applications from hybrid and electric vehicles to scooters and wheelchairs, and can also be used in stationary applications.

•

In March 2005, we announced availability of lithium phosphate powered batteries for Segway Inc.’s products. Our batteries doubled the range of Segway’s Human Transporters compared to the nickel metal hydride batteries that were previously used.

•

In May 2005, we launched the industry’s first commercially available lithium phosphate power cell. Built with our proprietary Saphion technology, this cell offers the high discharge rates required of power cells with the safety features enabled by our phosphate-based cathode material. Our power cell is designed for use in portable appliances, hybrid and electric vehicles.

•

In January 2006, we announced availability of eight new models of our large-format lithium phosphate U-Charge XP Power System batteries which feature built in battery management electronics and power rates of 500 to 1700 continuous watts, depending on the model.

•

In November 2007, we introduced the Epoch battery, our new generation of phosphate-based lithium-ion battery. The Epoch batteries are equipped with an advanced management system that will monitor and adjust cell performance, so battery packs will operate at their optimum performance capacity. Epoch batteries present a safer and more powerful and reliable energy source storage solution designed to be low maintenance, cost competitive, and environmentally friendly.

•

In February 2008, we entered into a supply agreement with The Tanfield Group whereby we agreed to manufacture and supply Lithium Phosphate energy storage systems to power zero emission, all-electric commercial delivery vehicles. Our battery systems will be installed in leading edge vans and trucks produced by Tanfield’s UK-based trading division, Smith Electric Vehicles. Initial purchases will be fulfilled with our current U-Charge brand of energy storage systems. Subsequent purchases by Tanfield will be fulfilled by our third generation lithium phosphate Epoch technology.

As part of our low-cost manufacturing strategy, we have transitioned our powder manufacturing from Las Vegas, Nevada to Suzhou, China in order to capitalize on lower manufacturing costs. During the third quarter of fiscal 2008, we continued our efforts to increase production capacity at our subsidiaries in China. Our research and development efforts are focused on the design of new products utilizing our lithium phosphate chemistry, the scale-up of our second generation lithium phosphate technology, the development of different cell constructions to optimize power and size for new applications, as well as developing future materials based on the lithium phosphate technology attributes.

Our business headquarters are located in Austin, Texas, our research and development center is in Las Vegas, Nevada, our European sales center is Mallusk, Northern Ireland, and our manufacturing and product development center is in Suzhou, China.

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

Revenue Recognition

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. For reseller shipments where revenue recognition is deferred, we record revenue based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. We review this estimate on a quarterly basis. From time to time, we provide sales incentives in the form of rebates or other price adjustments; these are recorded as reductions to revenue as incurred. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collectibility is reasonably assured.

Results of Operations

The following table summarizes the results of our operations for the three months and nine months (also referred to as the third quarter) ended December 31, 2007 and December 31, 2006:

	Three Months Ended				Nine Months Ended
	December 31, 2007		December 31, 2006		December 31, 2007		December 31, 2006
(dollars in thousands)	Total	%of Revenue	Total	%of Revenue	Total	%of Revenue	Total	%of Revenue
Battery and systems sales	$3,127	93%	$2,085	90%	$12,468	96%	$11,261	95%
Licensing and royalty
revenue	251	7%	233	10%	515	4%	601	5%
Total revenues	3,378		2,318		12,983		11,862

Gross margin profit (loss)	(35)	-1%	(464)	-20%	1,153	9%	638	5%
Operating expenses	4,291	127%	3,994	172%	11,894	92%	12,397	105%
Operating loss	(4,326)	-128%	(4,458)	-192%	(10,740)	-83%	(11,759)	-99%
Net loss	$(5,703)	-169%	$(5,919)	-255%	$(14,868)	-115%	$(16,258)	-137%

Revenues and Gross Margin

Battery and System Sales. Battery and system sales revenues consist of sales of the N-charge, U-Charge and Segway batteries, battery cells, and custom manufactured packs. Battery and system sales increased by $1,042,000, or 50.0%, to $3,127,000 in the third quarter of fiscal 2008 from $2,085,000 in the third quarter of fiscal 2007. The increase was due to additional sales of the large format batteries, which include U-Charge and Segway batteries.  Battery and system sales increased by $1,207,000 or 10.7%, in the first nine months of fiscal 2008 from $11,261,000 in the first nine months of fiscal 2007. The increase was attributable to revenue from Segway and revenue from new customers for our U-Charge batteries. Revenues from the sales of our large-format products accounted for 89% and 62% of our total revenue for the three months ended December 31, 2007 and December 31, 2006. We expect battery systems revenue to increase as the market expands, if Segway and The Tanfield Group continue to place new orders, and as new markets emerge for our Lithium-Phosphate energy storage systems.

Product shipments to resellers that are subject to right of return and monies received for future obligations are recorded on the balance sheet as deferred revenue. We had $597,000 in deferred revenue on our balance sheet at December 31, 2007.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal third quarter 2008 licensing and royalty revenue was $251,000 compared with $233,000 for the same quarter in fiscal 2007. First nine months of fiscal 2008, licensing and royalty revenue was $515,000 compared with $601,000 for the same nine months in fiscal 2007. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited, which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.We expect licensing and royalty revenues to remain relatively flat.

Gross Margin. Our gross margin is determined by subtracting the production cost of battery systems consisting of raw material, cell production costs, battery pack components, assembly labor, facility expense, depreciation, amortization, inventory reserves and warranty expense from total revenue from battery and system sales plus licensing and royalty revenue. Gross margin as a percentage of revenue was (1.0)% for the third quarter of fiscal 2008 as compared to (20%) in the third quarter of fiscal 2007. Gross margin was 9% in the first nine months of fiscal 2008 and was 5% in the first nine months of fiscal 2007. Management revised certain estimates regarding inventory reserves based on a tentative agreement with a vendor. As a result, included in the first nine months of fiscal 2008 is a $414,000 reduction of cost of sales which contributed to our improved gross margin.

Operating Expenses

The following table summarizes operating expenses for the three and nine months ended December 31, 2007 and December 31, 2006:

	Three Months Ended December 31,				Nine Months Ended December 31,
			Increase/	%			Increase/	%
(dollars in thousands)	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change

Research and product development	$792	$911	$(119)	-13%	$2,457	$2,800	$(343)	-12%
Marketing	630	663	(33)	-5%	1,516	1,639	(123)	-7%
General and administrative	1,870	1,885	(15)	-1%	5,561	6,285	(724)	-12%
Depreciation and amortization	163	193	(30)	-16%	616	599	17	3%
Share based compensation	828	426	402	94%	1,729	1,132	597	53%
Loss on disposal of assets	8	(84)	92	-110%	15	(82)	97	-118%
Contract settlement charges	0	0	0	0%	0	24	(24)	-100%
Total operating expenses	$4,291	$3,994	$297	7%	$11,894	$12,397	$(503)	-4%
Percentage of revenues	126%	172%			92%	105%

During the third quarter of fiscal 2008, total operating expenses were 126% of revenue compared to 172% of revenue during the same quarter last year. In the first nine months of fiscal 2008, operating expenses were 92% of revenue and were 105% of revenue in the first nine months of fiscal 2007. The decrease is primarily the result of personnel and expense reduction actions taken during the last six quarters. We reduced operating expenses by $503,000 or 4% for the first nine months of fiscal 2008, as compared with the first nine months of fiscal 2007.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $119,000, or 13%, to $792,000 for the third quarter of fiscal 2008 from $911,000 for the third quarter of fiscal 2007.  Research and product development expenses decreased by $343,000, or 12%, in the first nine months of fiscal 2008 to $2,457,000 from $2,800,000 in the first nine months of fiscal 2007.  The decrease in research and development expenses is the result of consolidation of our product research into the Suzhou, China facility. We expect research and development expenses to increase as we create and develop new products.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $630,000 in the third quarter of fiscal 2008 were $33,000, or 5%, lower than in the comparable period of fiscal 2007. The first nine months of fiscal 2008 marketing expenses of $1,516,000 were $123,000, or 7%, lower than the comparable period in fiscal 2007.  We expect marketing expenses to grow as we expand and develop our channels, launch additional lithium phosphate products, and continue our branding efforts.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses, including our China initiatives. General and administrative expenses totaled $1,870,000 and $1,885,000 for the third fiscal quarters of 2008 and 2007, respectively. General and administrative expenses decreased by $724,000, or 12%, to $5,561,000 in the first nine months of fiscal 2008 from $6,285,000 in the first nine months of fiscal 2007. The decrease was largely due to the cost reduction  in audit related expenses and insurance premiums. We expect general and administrative costs to increase as our business expands.

Depreciation and Amortization. Depreciation and amortization expenses were $163,000 and $193,000 for the third quarters of fiscal 2008 and 2007, respectively. Depreciation and amortization expenses were $616,000 and $599,000 in the first nine months of fiscal 2008 and 2007, respectively.  The increase in depreciation expense relates to recent purchases of property, plant, and equipment in the U.S and in China.

Share based compensation. Share based compensation expenses were $828,000 and $426,000 for the third quarters of fiscal 2008 and 2007, respectively. Share based compensation expenses were $1,729,000 and $1,132,000 for the first nine months of fiscal 2008 and 2007, respectively. The increase in share based compensation expense relates to option share grants during the past 15 months.

Liquidity and Capital Resources

Liquidity

At December 31, 2007, the Company’s principal sources of liquidity were cash and cash equivalents of $2,837,000. The Company expects our sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales during fiscal 2008 from the N-Charge Power System and the Segway pack, which are subject to seasonal fluctuations and the sale of the U-Charge Power System will be insufficient to cover the Company’s operating expenses. Management depends on our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The following table summarizes our statement of cash flows for the nine months ended December 31, 2007 and 2006:

	Nine Months Ended December 31,
(dollars in thousands)	2007	2006
Net cash flows provided by (used in):
Operating activities	$(8,551)	$(15,467)
Investing activities	(1,187)	(1,415)
Financing activities	11,411	18,077
Effect of foreign exchange rates	(4)	73
Net increase in cash and cash equivalents	$1,669	$1,268

Our use of cash from operations the first nine months of fiscal 2008 and fiscal 2007 was $8,551,000 and $15,467,000, respectively. The cash used for operating activities during the first nine months of our fiscal 2008 operating activities was primarily for operating losses and working capital. Cash used for operating losses in the first nine months of fiscal 2008 decreased from the same period of fiscal 2007 by $6,916,000. Working capital in the first nine months of fiscal 2008 was greater than working capital in the first nine months of fiscal 2007 by $797,000. The increase in working capital was primarily due to the increase in cash from financing activities.

In the first nine months of fiscal 2008, we had a net decrease in cash used in investing activities of $228,000, as compared to the first nine months of fiscal 2007. Cash used in investing activities during the first nine months of fiscal 2008 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities in the amounts of $11,411,000 and $18,077,000 million during the first nine months of fiscal 2008 and 2007, respectively. The financing activities in the first nine months of fiscal 2008 were from issuances of common stock totaling $7,068,000 to West Coast Venture Capital and Berg and Berg Enterprises, LLC, affiliates of our Chairman Carl Berg.  In addition, on October 25, 2007, the Company sold 3,000,000 shares of its common stock at a price of $1.54 per share pursuant to an existing registration statement. Net proceeds to the company after fees and expenses totaled approximately $4,300,000. Proceeds from this offering are being used for capital equipment, operating expenses, working capital and other general corporate purposes.

As a result of the above, we had a net increase in cash and cash equivalents of $1,669,000 during the first nine months of fiscal 2008.

Please also see “subsequent financing events” below in this section for additional financing-related activities that have occurred subsequent to December 31, 2007.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the remaining fiscal year.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2007 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Carl Berg, chairman of our Board of Directors and our principal shareholder, and/or his affiliates, or from any other source. If we are unable to obtain financing from Mr. Berg and/or his affiliates, or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources. We intend to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

Capital Commitments and Debt

At December 31, 2007, we had commitments for capital expenditures for the next 12 months of approximately $1,367,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our operations in China. In particular, we anticipate the need for additional working capital in the fiscal fourth quarter and beyond to support our obligations in fulfilling our recently executed supply contract with The Tanfield Group.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following:

(Dollars in thousands)	December 31, 2007
1998 long-term debt to Berg & Berg	$14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
Interest on long-term debt	20,711
Current portion of interest on long-term debt	122
Total	$75,783

Repayment obligations of short-term and long-term debt principal as of December 31, 2007 are:

	Fiscal year
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total

Principal repayment	$—	$34,950	$—	$20,000	$—	$—	$54,950

If not converted to common stock, the redemption obligation for the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock is $8,610,000, plus accrued dividends, which as of December 31, 2007 totaled $388,000. The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005. The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005. The preferred shares are currently outstanding and subject to redemption or conversion at the holder’s discretion. On December 21, 2007, the Company received for its records a letter from Berg & Berg memorializing the agreement between the Company and Berg & Berg reached at the time Berg & Berg purchased the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock. The letter confirms that the parties originally agreed that dividends would continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation, but that such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation. A copy of this letter is filed as Exhibit 4.1 to this Report.

If cash flow from operations is not adequate to meet our debt obligations, or to support inventory, capital equipment or other working capital needs, we will be required to seek additional debt or equity financing. There can be no assurance that we could obtain the additional financing or that such financing will not be substantially dilutive to current shareholders.

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2007 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual Obligations:
Long-term debt obligations	$75,783	$122	$55,661	$20,000	$—
Operating lease obligations	1,354	531	711	112	1
Purchase obligations	10,953	10,953
Redemption of Convertible Preferred Stock	8,998	8,998

Total	$97,088	$20,605	$56,372	$20,112	$1

The terms of the certificates of designation for the series C-1 preferred stock and the Series C-2 preferred stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 preferred stock and Series C-2 preferred stock be redeemed on this date. There currently are no redemption deadlines. As set forth above, although dividends are not due, they are continuing to accrue (currently $388,000 as of December 31, 2007). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

Subsequent Financing - Related Events

Form S-3 Registration Statement

On January 14, 2008, the Company filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process. On January 22, 2008, the Form S-3 Registration was declared effective by the SEC. Pursuant to this “shelf” registration statement, the Company may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50,000,000. This provides us additional flexibility with regards to potential financing that we may undertake.

Equity Financing

On February, 8, 2007, Berg & Berg Enterprises, an affiliate of our Chairman Carl Berg, purchased 492,611 shares of the Company’s common stock for $1.0 million. The purchase price of $2.03 per share equaled the closing bid price of the Company’s common stock as of February 7, 2008. An announcement of this stock sale will be filed with the SEC on Form 8-K subsequent to the filing of this report. Proceeds from this stock sale will be used for general capital and working capital purposes.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20,000,000 loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (9.25% at December 31, 2007), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On January 7, 2008, the most recent adjustment date, the LIBOR rate was 4.44%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans from a stockholder, which mature in September 2008, and one loan from a third party finance company which matures in July 2010. The first loan from the stockholder has an adjustable rate of interest at 1.0% above the lender’s borrowing rate (9% at December 31, 2007) and the second loan from the stockholder has a fixed interest rate of 8.0%. The loan from the third party finance company has a monthly floating interest rate as described above. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $74,000. The table below presents principal amounts by fiscal year for our long-term and short-term debt:

(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities:
Fixed rate debt	—	20,000	—	—	—	—	$20,000
Variable rate debt	—	14,950	—	—	—	—	$14,950
Variable rate debt	—	—	—	20,000	—	—	$20,000

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.                  CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) for the period covered by this Report.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Commission.  Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

In addition, there were no changes in our internal controls during the nine months of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.               RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending March 31, 2007, filed with the Commission on June 14, 2007, the following additional and/or updated risk factors are applicable:

There is doubt about our ability to continue as a going concern.

We have experienced significant operating losses in the current and prior years. At December 31, 2007, our principal sources of liquidity were cash and cash equivalents of $2,837,000. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2007 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by affiliates of our Chairman Carl Berg or any other source. If we are unable to obtain financing from affiliates of Mr. Berg or others on terms acceptable to us, or at all, we may not be able to fulfill our customer commitments and/or be forced to cease all operations and liquidate our assets.

We have encountered problems in our production processes that have limited our ability at times to produce sufficient batteries to meet the demands of our customers. If these issues recur and we are unable to timely resolve these problems, our inability to produce batteries will have a material adverse impact on our ability to grow revenues and maintain our customer base.

Problems in our production processes could limit our ability to produce a sufficient number of batteries to meet the demands of our customers. Production issues likely will have a negative impact on gross margins as manufacturing yields will suffer. Any inability to timely produce batteries and other products would have a material adverse impact on our ability to grow revenues and maintain our customer base. For example, during the third quarter of fiscal 2008, our anticipated revenue was adversely affected due to the temporary suspension of production and shipments at our China facility in order to implement a component change on a circuit board.

We have a history of losses and an accumulated deficit and may never achieve or sustain significant revenues or profitability.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $531.6 million of December 31, 2007. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows during fiscal 2008. We may never achieve or sustain sufficient revenues or profitability in the future.

If we continue to experience significant losses we may be unable to maintain sufficient liquidity to provide for our operating needs.

We reported a net loss available to common stockholders of $5.6 million and $14.8 million for the three- and nine-month periods ended December 31, 2007, respectively.  We have reported a net loss available to common stockholders of $22.4 million for the fiscal year ended March 31, 2007 and a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

Our working capital requirements may increase beyond those currently anticipated.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. In particular, our recently announced contract with The Tanfield Group will require us to expend additional amounts for inventory and capital equipment, in advance of any revenues. Our ability to meet this additional customer demand would depend on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales will lag behind these increased working capital requirements.

Our indebtedness and other obligations are substantial and could materially affect our business and our ability to incur additional debt to fund future needs.

We have and will continue to have a significant amount of indebtedness and other obligations. As of December 31, 2007, we had approximately $74 million of total consolidated indebtedness. Included in this amount are $34.5 million of loans outstanding to an affiliate, $20.7 million of accumulated interest associated with those loans and $18.8 million of principal and interest outstanding with a third party finance company. We also have an upcoming obligation to redeem our outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock for up to $8,610,000, plus accrued dividends which, as of December 31, 2007, were $388,000. Our substantial indebtedness and other obligations could negatively impact our current and future operations. For example, it could:

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

•	place us at a disadvantage to our competitors that have relatively less debt than we have; and/or
•	cause us to cease business and liquidate our assets and operations.

We depend on a small number of customers for our revenues, and our results of operations and financial condition could be harmed if we were to lose the business of any one of them.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the three-month period ended December 31, 2007, Segway Inc., D&H Distributing Co., Inc., and Oxygen contributed 59%, 6%, and 5%, of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of these customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

•	reduction, delay or cancellation of orders from a customer;
•	development by a customer of other sources of supply;
•	selection by a customer of devices manufactured by one of our competitors for inclusion in future product generations;
•	loss of a customer or a disruption in our sales and distribution channels; or
•	failure of a customer to make timely payment of our invoices.

If we were to lose one or more customers, or if we were to lose revenues due to a customer’s inability or refusal to continue to purchase our batteries, our business, results of operations and financial condition would be harmed.

If we cannot protect or enforce our existing intellectual property rights or if our pending patent applications do not result in issued patents, we may lose the advantages of our research and manufacturing systems.

Our ability to compete successfully will depend on whether we can protect our existing proprietary technology and manufacturing processes. We recently filed a lawsuit against a company in Canada alleging infringement of certain Canadian patents, as described in further detail in “Legal Proceedings” in Item 1 of Part II above. We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. These measures may not be adequate to safeguard the proprietary technology underlying our batteries. Employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies in the event of their breaches. Furthermore, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. Moreover, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

Intellectual property infringement claims brought against us could be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, we were recently named in a lawsuit which alleges that the Company’s SAPHION® I cathode material infringes two patents owned by the University of Texas that we describe in further detail in “Legal Proceedings” in Item 1 of Part II above. An adverse decision in this litigation could force us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the SAPHION I cathode material challenged intellectual property;
•	pay damages for the use of SAPHION I cathode material;
•	obtain a license to sell or use the SAPHION I cathode material, which license may not be available on reasonable terms, or at all; or
•	redesign those products or manufacturing processes that use the SAPHION I cathode material, which may not be economically or technologically feasible.

We may become involved in additional litigation and proceedings in the future. Likewise, we may in the future be subject to claims or an inquiry regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in such future litigation could result in similar risks as noted above with respect to the third party’s intellectual property. Whether or not an intellectual property litigation claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could be expensive and harm our business.

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of February 1, 2008 and before giving effect to the February 8, 2007 purchase of 492,611 shares of the Company’s common stock by Berg & Berg Enterprises, an affiliate of our Chairman Carl Berg, our officers, directors and their affiliates as a group beneficially owned approximately 55.3% of our outstanding common stock and Mr. Berg and his affiliates beneficially owned approximately 46.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2007, we had issued 115,487,094 shares of common stock and have 1,803,144 shares in treasury stock.  The net of shares issued and outstanding as of December 31, 2007 is 113,683,950.  In addition, at December 31, 2007, we had 12,599,524 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively) (in addition to any shares that may be issued with respect to the conversion of accrued dividends).

Certain equity transactions occurring in the future could result in dilution to current equity holders.

Future equity transactions, including the sale of shares of common stock or preferred stock, or the exercise of options or warrants or other convertible securities, could result in dilution. From time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions. Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause dilution to existing shareholders. Also, from time to time, options may be issued to employees and third parties, with exercise prices equal to market. Exercise of in-the-money options, warrants and other convertible securities will result in dilution to existing shareholders; the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to Part II, Item 5 below for a description of the recent sale of the Company’s common stock to Berg & Berg Enterprises, which occurred after the completion of the fiscal quarter to which this Report relates, but before this filing.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

Letter Dated December 21, 2007

On December 21, 2007, the Company received for its records a letter from Berg & Berg memorializing the agreement between the Company and Berg & Berg reached at the time Berg & Berg purchased the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock. The letter confirms that the parties originally agreed that dividends would continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation, but that such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation. A copy of this letter is filed as Exhibit 4.1 to this Report.

Tanfield Contract

On February 6, 2008, the Company and The Tanfield Group Plc (LN: TAN) entered into a supply agreement whereby the Company agreed to manufacture and supply Lithium Phosphate energy storage systems to power zero emission, all-electric commercial delivery vehicles. The Company’s battery systems will be installed in leading-edge vans and trucks produced by Tanfield’s UK-based trading division, Smith Electric Vehicles.

Equity Financing

On February 8, 2008, Berg & Berg Enterprises, an affiliate of our Chairman Carl Berg, purchased 492,611 shares of the Company’s common stock for $1.0 million. The purchase price of $2.03 per share equaled the closing bid price of the Company’s common stock as of February 7, 2008. An announcement of this stock sale will be filed with the SEC on Form 8-K subsequent to the filing of this Report. Proceeds of this sale will be used for general capital and working capital purposes.

A copy of this agreement will be filed with the SEC on Form 8-K subsequent to the filing of this Report, with certain terms redacted pursuant to a simultaneous request for confidential treatment of such terms.

ITEM 6.  EXHIBITS

EXHIBIT NO.

3.1

Second Restated Certificate of Incorporation of the Company (incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the SEC on March 27, 1992)

3.2

Amendment to the Second Restated Certificate of Incorporation of the Company (incorporated by the reference to the exhibit so described in the Company’s Schedule 14A filed with the SEC on January 28, 2000)

3.3	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2008)
4.1

Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.2

Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.3	Letter Agreement, dated December 21, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: February 11, 2008	By:	/s/ Robert L. Kanode
Robert L. Kanode
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas F. Mezger
Thomas F. Mezger
Chief Financial Officer and Assistant
Secretary (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

3.1

Second Restated Certificate of Incorporation of the Company (incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the SEC on March 27, 1992)

3.2

Amendment to the Second Restated Certificate of Incorporation of the Company (incorporated by the reference to the exhibit so described in the Company’s Schedule 14A filed with the SEC on January 28, 2000)

3.3	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2008)
4.1

Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.2

Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.3	Letter Agreement, dated December 21, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC.
31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas F. Mezger, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.