Form 10-K
period 2008-03-31
VALENCE TECHNOLOGY INC
filed 2008-06-16
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Registrant’s telephone number, including area code: (512) 527-2900

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐ Smaller reporting Company ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates was $69,139,229 as of September 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter and based upon the average bid and asked price of the Registrant’s common stock. This calculation excludes approximately 63,055,264 shares of common stock held by directors, officers and holders of 5% or more of Registrant’s outstanding common stock and such exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares outstanding of the Registrant’s common stock as of June 12, 2008 was 118,118,297.

VALENCE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2008

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, Form 10-K or this Report, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A  of the Securities Act.

The words “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Report and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report and the documents incorporated by reference herein as “Valence,” “we,” “us” or the Company, our directors or officers with respect to, among other things:

• trends affecting our financial condition or results of operations;

• our product development strategies;

• trends affecting our manufacturing capabilities;

• trends affecting the commercial acceptability of our products; and

• our business and growth strategies.

You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report and the documents incorporated herein by reference. Factors that could cause actual results to differ materially include those discussed under “Risk Factors,” which include, but are not limited to the following:

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

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Item 1A - Risk Factors” or the documents incorporated by reference herein, as well as any cautionary language in this Report or the documents incorporated by reference herein, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles.  Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available to us we utilize the numerous benefits of our latest energy storage technology, deep intellectual property portfolio and extensive experience of our management team.

In November 2007, we introduced Epoch™, our third generation of Lithium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2009. Epoch™ features our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the advanced functionality and programmability of the Epoch™ energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. Epoch™ lithium phosphate energy storage systems addresses the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. We believe that Epoch™ energy storage systems offer design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium-ion solutions.

Strategy

Our business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of Epoch™ Lithium Phosphate Energy Storage Systems and custom lithium phosphate energy storage systems based on programmable Epoch™ Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

Key elements of our business strategy include:

•              Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technology. Our product development and marketing efforts are focused on large-format battery solutions, such as our Epoch™ Lithium Phosphate Energy Storage Systems and U-Charge® Power System and other custom battery solutions that feature advanced performance and technological advantages. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries and as a substitute for certain applications using lead-acid batteries.

•              Manufacturing high-quality, cost-competitive products using a combination of Company owned and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants; one manufactures our advanced lithium phosphate materials with our patented thermo-carbon process while the second manufactures our advanced standard large-format packs such as U-Charge® and Epoch™ and custom packs such as Segway. We have arrangements with contract manufacturers for cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in three phases, each building on the previous one:

•                  Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our technology in our patented polymer construction. During this phase, we introduced the N-Charge® Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers.

•      Second Phase: The second phase of our business strategy is nearly complete. Throughout this phase our cell development has focused on commercializing a cylindrical Lithium Phosphate cell and advanced third generation Intelligent Energy Source Storage System (Epoch™). This family of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to safety, energy cycle life and weight.

•      Third Phase: The third phase of our business strategy will entail the development and commercialization of our patented Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Phosphate Fluoride (LVPF) cathode materials into large-format, high capacity prismatic cells. These materials offer superior performance with additional energy storage and higher voltage capabilities for the automotive, industrial, UPS, aerospace, telecommunications, military and other sectors.

We believe our commercial growth strategy will allow us to expand into emerging market applications through the sales of Valence products based on our differentiated technology, design and application engineering capabilities, global fulfillment services and our proven low cost high volume manufacturing.  Further we believe Valence is uniquely positioned to license our technology to key component and material manufacturers, such as manufacturers of lithium phosphate cells and packs to further accelerate growth within the worldwide lithium phosphate sector.

We believe we are uniquely positioned for growth due to the following:

•     Leading technology. Our phosphate-based lithium-ion technology offers many performance advantages over competing battery technologies. The safety advantages inherent in our technology enable the design of large-format Epoch™ Lithium-Ion Energy Systems. As the first company in the battery industry to commercialize phosphates, we believe that we have a significant advantage in terms of time to market as well as chemistry, advanced energy storage system development and manufacturing expertise.

•     New Market Opportunities. Our technology enables the production of high energy density, large-format batteries without the safety concerns presented by oxide-based lithium-ion batteries. Consequently, our lithium phosphate technology energy and power systems can be designed into a wide variety of products in markets not served by current oxide-based lithium-ion technology. We intend to expand the market opportunity for lithium-ion by designing our technology into a wide variety of products for the automotive, commercial, UPS, telecommunications, aviation and military markets.

•     New Valence Market Focus. We are transitioning from a technology developer to a commercial provider of advanced energy storage systems.   We are expanding our manufacturing capacity, enhancing our application engineering capabilities strengthening our marketing and sales, providing full service fulfillment services in Europe, North America and China, developing worldwide suppliers of critical materials and components to serve the entire lithium phosphate sector and extending our research and development into the next generation of lithium phosphate energy storage solutions.

•     Our Goal: Given the extensive intellectual property and processes expertise we have developed, our goal is to enable emerging devices with advanced energy storage solutions and serve the entire lithium phosphate sector with high performance critical materials and component supply. We believe the lithium phosphate sector will rapidly expand and Valence is uniquely positioned to lead this expansion.

Fiscal 2008 Highlights

Following are some of the key Company events and accomplishments in pursuit of our strategy during fiscal 2008:

•     We introduced, Epoch ™ Lithium Phosphate Energy Storage Systems, its third generation of intelligent battery packs.

•              Customer application trials are underway with approximately 100 corporations in motive, telecom, utilities, marine and military applications.

•              We signed a multi-year manufacturing agreement with the Smith Electric Vehicles division of The Tanfield Group, PLC to provide lithium phosphate energy storage products that we expect to result in up to $70 million in revenue in the first year of such contract.

•              We were awarded seven new patents in the U.S. and 21 worldwide patents during the 2008 fiscal year end.

Continuing Development of Valence Lithium Phosphate Technology

Our first generation Lithium Phosphate Material was successfully commercially produced in 2002 using our proprietary Bellcore technology and in fiscal 2004 was introduced in a cylindrical construction. Throughout fiscal 2005 our development team focused on increasing capacity of the energy cell, offering other constructions such as a large prismatic cell and designing a power cell. In late fiscal 2005, our team implemented a product change which increased the capacity of the energy cell. We continue to develop both prismatic cells and large-format cells.

We continue to develop next-generation Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Phosphate Fluoride (LVPF) cathode materials.  These materials offer superior performance with additional energy storage and higher voltage capabilities for the automotive, industrial, UPS, aerospace, telecommunications, military and other sectors.

Development of Third Generation Battery Packs

We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. We are continuing to further our development of products including our Epoch™ Energy Storage Systems that feature improved battery management, reporting capability that is superior to other rechargeable battery packs, fail soft performance, field serviceability and many other advanced features. Epoch™ Command and Control Logic is programmable and can be quickly and easily configured to a variety of custom applications. The development of the Epoch™ Command and Control Logic is expected to dramatically reduce the level of effort and technical risk required to develop customized hardware and software for new product designs, thus reducing the development cycle time and expense.

Epoch™ Lithium Phosphate Energy Storage Systems

Lithium-ion cobalt-oxide technology was originally developed to meet consumer demand for high-energy, small battery solutions to power portable electronic devices. Lithium-ion cobalt-oxide technology was a significant advancement in battery technology for the small battery market. However, due to the safety concerns associated with producing and using traditional lithium-ion cobalt-oxide technology in large-format applications, many markets today such as automotive, industrial, UPS and telecommunications markets remain served by older technologies, such as lead-acid, nickel-cadmium, and nickel metal hydride, which offer low energy density and significant maintenance costs.

We believe our Epoch™ Lithium Phosphate Energy Storage Systems that utilize safe and environmentally friendly phosphate-based cathode materials in place of other less stable and more costly cathode materials, addresses the current challenges facing the rechargeable battery industry and provides us with several competitive advantages. Key attributes of our Epoch™ Lithium Phosphate Energy Storage Systems include:

•              Increased safety. We believe that our Epoch™ Lithium Phosphate Energy Storage Systems significantly reduce the safety risks associated with oxide-based lithium-ion technologies. The unique chemical properties of phosphates render them substantially incombustible if mishandled during charging or discharging. As a result, we believe our technology is more stable under overcharge or short circuit conditions than existing lithium-ion oxide technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our technology enables the creation of safe, large-format, high energy density lithium-ion solutions.

•              Performance advantages.  Epoch™ Lithium Phosphate Energy Storage Systems offer several performance advantages over the competing battery chemistries of lead-acid, nickel-cadmium, nickel metal hydride and traditional lithium-ion oxide technologies, including higher rate capability, longer cycle life, longer shelf life, and lower total cost of ownership.  Other Epoch™ system advantages include a “fail soft” mode that eliminates system failure caused by a single cell, lighter weight, excellent float characteristics and high-energy efficiency during charge and discharge.

•              High energy density. In its large-format application, our Epoch ™ Lithium Phosphate Energy Storage Systems exhibit an energy density which exceeds other battery chemistries such as lead-acid, nickel metal hydride and nickel-cadmium.

•              High rate capability. In the power cell construction, our Lithium Phosphate Energy Storage Systems offers an exceptional rate capability with sustained 10 to 15C discharges and low impedance of less than 20m Ohms. These two characteristics result in a cell that provides larger bursts of power while generating less heat than energy cells.

•              Increased exceptional cycle life. Current testing of Lithium Phosphate Energy Storage Systems has yielded cycle life of 2000 cycles at 23°C to 70% of the battery’s initial capacity, representing a longer life span compared to existing solutions.

•              Maintenance-free. Epoch™ Lithium Phosphate Energy Storage Systems are maintenance-free.

•              Lower lifetime cost. We believe that our proprietary phosphate material used in our Lithium Phosphate Energy Storage Systems is less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As a result, we believe that as production volume increases due to greater demand for Lithium Phosphate Energy Storage Systems, material costs should decrease. Finally, the lower maintenance costs, longer cycle life and longer service life associated with Epoch™ Lithium Phosphate Energy Storage Systems lead to a lower total cost of ownership in numerous applications.  For example, Epoch™ Energy Storage Systems can also be field repaired, should a failure occur, and placed back into service, resulting in lower cost to the consumer in the event of failure.

•              Flexibility. The logic of Epoch™ Lithium Phosphate Energy Storage Systems is programmable and therefore can easily be applied to custom energy storage systems of various sizes for various applications.

•              Environmental friendliness. Rechargeable batteries that contain nickel metal hydride, nickel-cadmium or lead-acid are toxic and harmful to the environment. In contrast, our proprietary phosphate technologies do not contain any heavy metals. Epoch™ Lithium Phosphate Energy Storage Systems incorporate an environmentally friendly, phosphate-based cathode material that reduces the disposal issues inherent in other types of batteries.

Products

The Epoch™ Energy Storage System

Announced in November 2007 and expected to become commercially available in the second quarter of fiscal 2009, the Epoch™ Energy Storage Systems are designed to offer significant performance advantages that include fail soft operation, common communication protocol, programmable logic, state of health monitoring and reporting, advanced cell balancing, abuse protection and superior fuel gauge reporting. Epoch™ systems can also be field-repaired, should a failure occur, and placed back into service.

The U-Charge® Energy Storage System

The U-Charge® Energy Storage System is a family of products based on Valence’s proprietary Lithium Phosphate technology and is designed to be a direct replacement for standard-sized lead-acid energy storage systems.  These 12.8 and 19.2 volt energy storage systems offer twice the run-time and a third less weight than lead-acid, expanded calendar life and greater cycle life with full depth of discharge, resulting in significantly lower total costs of ownership. U-Charge® Energy Storage System are used in a variety of applications such as hybrid and full electric vehicles, wheelchairs, scooters, robotics, marine, remote power, military, back-up and many other devices.

Product Milestones

In February 2008, we entered into a supply agreement with The Tanfield Group whereby we agreed to manufacture and supply Lithium Phosphate Energy Storage Systems to power zero emission, all-electric commercial delivery vehicles. Our battery systems will be installed in leading edge vans and trucks produced by Tanfield’s UK-based trading division, Smith Electric Vehicles. Initial purchases which began in fiscal fourth quarter ended March 31, 2008, were fulfilled with our current U-Charge® Energy Storage Systems. Subsequent purchases by Tanfield will be fulfilled by U-Charge® Energy Storage Systems and ultimately by our Epoch™ Energy Storage Systems.

In November 2007, we introduced our Epoch™ Lithium Phosphate Energy Storage Systems.  Epoch™ Energy Storage Systems are equipped with advanced battery management systems that will monitor and adjust cell performance to enable superior performance and capacity. Epoch™ Energy Storage Systems present a safer, more powerful and reliable energy storage solution designed to be low maintenance, cost competitive, and environmentally friendly.

In January 2006, we announced availability of eight new models of our large-format lithium phosphate U-Charge® XP Energy Storage Systems that feature built-in battery management electronics and power rates of 500 to 1700 continuous watts, depending on the model.

In March 2005, we announced availability of a custom lithium phosphate energy storage system for Segway Inc.’s Personal Transporters. Our energy storage system doubled the range of Segway’s Personal Transporters compared to the nickel metal hydride energy storage systems that were previously used which enabled Segway to penetrate commercial law enforcement, tour operators and other extended range applications.

In February 2004, we introduced the U-Charge® Lithium Phosphate Energy Storage Systems. U-Charge® systems have been produced in our China facilities and are designed to power a variety of motive applications from hybrid and electric vehicles to scooters and wheelchairs, and can also be used in stationary applications.

In February 2002, Valence launched the N-Charge® Lithium Phosphate Energy Storage Systems into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.  We decided to discontinue the N-Charge® Lithium Phosphate Energy Storage Systems product line during calendar year 2008 in order to focus on our Epoch™ and U-Charge® Energy Storage Systems.

Operational Achievements

Valence energy storage systems continue to be tested and qualified by more than 100 corporations.  Our research, development and design efforts are focused on new products utilizing our Epoch™ Command and Control Logic and our patented lithium phosphate materials. Next generation patented lithium phosphate materials are currently being manufactured and tested for future energy storage solutions.  As manufacturing volume continued to expand, significant reductions were made in the manufacturing cost due to lower raw material costs, reduced scrap and improved efficiency.

Significant new alliances to develop Valence energy storage systems and customers for Valence’s Lithium Phosphate Energy Storage Products include: Smith Electric Vehicles, Enova, Wright Bus, Marlin Submarine, Kegel, Merlin Equipment, and various government and military groups. We continue to ship Lithium Phosphate Energy Storage Systems to major customers that include Segway, Smith Electric Vehicles, Enova and Energy CS.

Our battery pack, powder, and engineering operations are conducted in our two manufacturing plants located in Suzhou, China. We continue to improve the batch-to-batch yield of our proprietary Lithium Phosphate cathode materials and increase output with continuous versus batch process improvements. Pack assembly operations have been simplified and expanded. In addition, our engineering operations have been expanded to support continuous manufacturing processes and quality control improvements.

Development of our patented next-generation Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Phosphate Fluoride (LVPF) cathode materials has been focused and accelerated. Recognized as the next generation of Lithium Phosphate energy solutions, we believe LVP and LVPF will offer higher performance solutions to a new generation of vehicular and other demanding applications.

Competition

In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride, liquid lithium-ion and lithium-ion polymer energy storage systems. The industry consists of major domestic and international companies with substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them.  We believe our principal competitors are Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT, E-One Moli Energy Corp. and numerous lead-acid manufacturers around the world.

The performance characteristics of lithium-ion energy storage systems have consistently improved over time as market leaders continued to improve the technology. Other companies are undertaking research in rechargeable battery technologies, including work on lithium-ion phosphate technology. However, Valence intends to maintain competitive leadership in the lithium phosphate sector with patented Lithium Phosphate technologies and advanced energy storage solutions for today’s and tomorrow’s demanding high-energy applications.

We believe that we have several technological advantages over competitors in terms of our ability to compete in the rechargeable battery market. Our Lithium Phosphate energy storage solutions including materials, cells and Epoch™ intelligent packs and our unique ability to integrate our packs into customer applications enable us to serve a wide range of markets that do not currently use lithium-ion energy storage systems.

Sales and Marketing

To respond to the rapidly expanding European electric vehicles and plug-in hybrid market our Vice President of Sales and Marketing is based in Mallusk, Northern Ireland and leads a global team of sales and marketing specialists. Additional sales and marketing staff are located in Austin, Texas; Tarzana, California; Atlanta, Georgia; Gainesville, Florida; Shropshire, United Kingdom; and Mallusk, Northern Ireland.

Epoch™ and U-Charge® Energy Storage Systems are family standard form factor systems that can be configured to meet the energy storage needs of a wide range of customers’ applications. The customer evaluation and approval process is generally between six and twenty-four months. We anticipate sales will typically be made through separately negotiated supply agreements rather than standard purchase orders. During early fiscal 2009 we expect to transition to Epoch™ Energy Storage Systems. Both Energy Storage Systems are expected to be sold in standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Lithium Phosphate technology and programmable Epoch™ Command and Control Logic. We also provide pack level application engineering services to assist our customers with the integration of our packs into their specific applications. History to date has not shown seasonality in any of our product sales.

Sales of products are typically denominated in U.S. dollars. Consequently, sales historically have not been subject to currency fluctuation risk.

Customers

Over the last three fiscal years, a limited number of our customers have accounted for a significant portion of our revenues as follows:

	Year ended March 31,
	2008	2007	2006
Segway, Inc.	55%	60%	53%
D&H Distributing Co., Inc.	6%	9%	12%
The Tanfield Group, PLC	12%	—%	—%

During fiscal 2008 approximately 76% of our sales were domestic and 24% international. (See Note 19 in the Notes to Consolidated Financial Statements.)

Patents, Trade Secrets and Trademarks

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent, trademark and trade secret protection, non-disclosure agreements and cross-licensing agreements.

We rely on patent protection for certain designs and products. We hold approximately 133 U.S. patents, which have expiration dates through 2026 and have about 41 patent applications pending in the U.S. We continually prepare new patent applications for filing in the U.S. We also actively pursue patent protection in certain foreign countries.

In addition to potential patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures.

We are engaged in certain legal proceedings related to our intellectual property, including certain legal proceedings related to our Saphion® I Technology.  Please see Item 3 — Legal Proceedings for further discussion.

We own the registered trademarks of VALENCE, N-CHARGE, U-CHARGE and the common law trademark EPOCH in the United States and abroad.  All other trademarks, service marks or trade names referred to in this Report are the property of their respective owners.

Manufacturing and Raw Materials

Our base Lithium Phosphate Cathode Material is manufactured in a plant operated by one of our wholly owned foreign enterprises (or WOFEs) in Suzhou, China. Cylindrical cells are manufactured for us by Tianjin Lishen Battery Joint-Stock Co., Ltd. Our Energy Storage Systems or Packs are manufactured in a second plant of our WOFE in Suzhou, China. We depend on a limited number of suppliers for certain key raw materials used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our limited source suppliers. With these relationships we believe that we will have sufficient capacity to meet or exceed expected demands in fiscal 2009.

Research and Product Development

We conduct materials research and development at our Las Vegas, Nevada facility and product development at our China facility. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our energy storage systems. Our areas of expertise include: chemical engineering; process control; safety; anode, cathode, and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; analytical chemistry; material science and energy storage system command and control logic development. Our research and development efforts over the past year have focused and will continue to focus on four areas:

• Continuing development of our Lithium Phosphate technology in multiple constructions.

• Development of second generation Lithium Phosphate technology.

• Large-format applications for Lihium Phosphate technology.

• Development of next generation Epoch ™ Custom Battery Packs.

We continuously seek to improve our technology, and are currently focusing on improving the energy density of our products and advancing these improvements into production. We also are working with new materials to make further improvements to the performance of our products. We believe the safety features of our technology and the ongoing improvements in the performance of our batteries will allow us to maintain our competitive advantage.

Safety; Regulatory Matters; Environmental Considerations

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

The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulates the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for “lithium equivalency” tests to determine the aggregate lithium content of lithium-ion polymer batteries. In addition, IATA has adopted special size limitations for applying exemptions to these batteries. Under IATA, our N-Charge® Power System (65) is exempt from Class 9 designation for transportation. Our N-Charge® Power System (130), and U-Charge® Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. We comply with all safety-packaging requirements worldwide and future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operations of our Las Vegas, Nevada facility. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations. In addition, we currently are regulated by the State Fire Marshall’s office and local Fire Departments. Frequent audits or changes in their regulations may cause unforeseen delays and require significant time and resources from our technical staff.

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a broad regulatory framework including similar hazardous substance restrictions as are imposed by the European RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products in China affecting a broad range of electronic products and parts, with an effective implementation date of March 1, 2007. However, these methods do not apply to the production of products destined for export. Our compliance system is sufficient to meet such requirements. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the impact of this regulation, and actual costs could differ from our current estimates.

National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. In 2008, we spent approximately $145,000 on environmental controls, including costs to properly dispose of potentially hazardous waste.

Employees

At June 2, 2008, we had a total of 490 regular full-time employees. In the U.S., we had a total of 44 employees at our Austin, Texas headquarters and our Las Vegas, Nevada research and development facility. We had 10 regular full-time employees in the areas of engineering and sales located in the United Kingdom and Northern Ireland. Our China operations, consisting of two WOFEs, had 434 regular full-time employees and 2 ex-patriots. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Available Information

We make available on our website (www.valence.com) under “Investor Relations - SEC Filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.  We will provide copies of these reports upon written request to 12201 Technology Blvd., Suite 150, Austin, Texas 78727.  Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

There is doubt about our ability to continue as a going concern.

We have experienced significant operating losses in the current and prior years. At March 31, 2008, our principal sources of liquidity were cash and cash equivalents of $2.6 million. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by affiliates of our Chairman Carl Berg or any other source. If we are unable to obtain financing from affiliates of Mr. Berg or others on terms acceptable to us, or at all, we may not be able to fulfill our customer commitments and/or be forced to cease all operations and liquidate our assets.

Our limited financial resources could materially affect our business, our ability to commercially exploit our technology and our ability to respond to unanticipated development, and could place us at a disadvantage to our competitor.

Currently, we do not have sufficient capital resources or cash flow from operations, to generate the cash flows required to meet our operating and capital needs. Our limited financial resources could materially affect our ability, and the pace at which, we are able to commercially exploit our technologies and products. For example, it could:

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

• make us more vulnerable to failing to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events;

• limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

• place us at a disadvantage to our competitors that have greater financial resources than we have.

We have a history of losses and an accumulated deficit and may never achieve or sustain significant revenues or profitability.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $536.3 million as of March 31, 2008. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows over the next fiscal year. We may never achieve or sustain sufficient revenues or profitability in the future.

We reported a net loss available to common stockholders of $19.6 million for the fiscal year ended March 31, 2008.  We have reported a net loss available to common stockholders of $22.4 million for the fiscal year ended March 31, 2007 and a net loss available to common stockholders of $32.9 million for the fiscal year ended March 31, 2006. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

Our working capital requirements may increase beyond those currently anticipated.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated. In particular, our recently announced contract with The Tanfield Group, PLC will require us to expend additional amounts for inventory and capital equipment, in advance of any revenues. Our ability to meet this additional customer demand would depend on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales will lag behind these increased working capital requirements.

Our indebtedness and other obligations are substantial and could materially affect our business and our ability to incur additional debt to fund future needs.

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2008, we had approximately $75.1 million of total consolidated indebtedness. Included in this amount are $34.6 million of loans outstanding, net of discount, to an affiliate of Carl Berg, $21.5 million of accumulated interest associated with those loans and $19.0 million of principal and interest outstanding with a third party finance company. We also have an upcoming obligation to redeem our outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock held by affiliates of Carl Berg for up to $8,610,000, plus accrued dividends which, as of March 31, 2008, were $431,000. Our substantial indebtedness and other obligations could negatively impact our current and future operations. For example, it could:

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

All of our assets are pledged as collateral under various loan agreements with Mr. Berg or related entities. If we fail to meet our obligations pursuant to these loan agreements, these lenders may declare all amounts borrowed from them, together with accrued and unpaid interest thereon, to be due and payable. If this were to occur, we would not have the financial resources to repay our debt and these lenders could proceed against our assets.

Our financial results may vary significantly from quarter to quarter.

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;
•	rate of adoption of our energy storage systems;
•	deferral of customer orders in anticipation of new products from us or other providers of batteries and related technologies;
•	timing of deferred revenue components associated with large orders;

•	new product releases, licensing or pricing decisions by our competitors;
•	commodity and raw materials component prices;
•	lack of order backlog;
•	loss of a significant customer or distributor;
•	impact of changes to our product distribution strategy and pricing policies;
•	changes in the mix of domestic and international sales;
•	rate of growth of the markets for our products; and
•	other risks described below.

The market for our products is evolving and it is difficult to predict its potential size or future growth rate. Many of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of reduced capital expenditures. Moreover, our current products are alternatives to existing systems and may never be accepted by our customers or may be made obsolete by other advances in related technologies.

Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenue. Therefore, if our revenue is below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, sales or marketing efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. We use forecasted revenue to establish our expense budget. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, any shortfall in revenue may result in significant losses.

We have encountered problems in our production process that have limited our ability at times to produce sufficient batteries to meet the demands of our customers. If these issues recur and we are unable to timely resolve these problems, our inability to produce batteries will have a material adverse impact on our ability to grow revenues and maintain our customer base.

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

Our business will be adversely affected if our Saphion technology – based batteries are not commercially accepted.

We are researching and developing batteries based upon phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. Technical issues may arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we, or our customers, are unable to gain any significant market acceptance for Saphion technology-based batteries, our business will be adversely affected. It is too early to determine if Saphion technology-based batteries will achieve significant market acceptance.

If we are unable to develop, manufacture and market products that gain wide customer acceptance, our business will be adversely affected.

The process of developing our products is complex and failure to anticipate our customers’ changing needs and to develop products that receive widespread customer acceptance could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.  For example, if we are unable to develop, manufacture and market our EpochTM Energy Storage Systems and gain wide customer acceptance of those systems, our business, results of operations and financial condition could be harmed.

We depend on a small number of customers for our revenues, and our results of operations and financial condition could be harmed if we were to lose the business of any one of them.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2008, Segway Inc., The Tanfield Group, PLC and D&H Distributing Co., Inc. contributed 55%, 12%, and 6%, of our revenues, respectively.  We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of these customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

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

The market perception of our products and related acceptance of the products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to our product lines may substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall or field upgrade products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

Our failure to cost-effectively manufacture our technologically-complex batteries in commercial quantities which satisfy our customers’ product specifications and their expectations for product quality and delivery could damage our customer relationships and result in significant lost business opportunities for us.

To be successful, we must cost-effectively manufacture commercial quantities of our technologically-complex batteries that meet our customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly owned foreign enterprises in China. We currently manufacture our batteries and assemble our products in China. We are dependent on the performance of our manufacturing partners, as well as our own manufacturing operations to manufacture and deliver our products to our customers. We have experienced production process issues, which have limited our ability to produce a sufficient number of batteries to meet current demand. For example, during the third quarter of fiscal 2008, our anticipated revenue was adversely affected due to the temporary suspension of production and shipments at our China facility in order to implement a component change on a circuit board.  If we fail to correct these issues in a manner that allows us to meet customer demand, or if any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and adversely impact our ability to attract future customers.

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

Our long-term business strategy anticipates achieving significant revenue from the licensing of our intellectual property assets, such as our Saphion technology. We have not entered into any licensing agreements for our Saphion technology. Our future operating results could be adversely affected by a variety of factors including:

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

The fact that we depend on a sole supplier or a limited number of suppliers for key raw materials may delay our production of batteries.

We depend on a sole supplier or a limited number of suppliers for certain key raw materials used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

We have limited experience manufacturing our products in large quantities.

Achieving the necessary production levels presents a number of technological and engineering challenges for us.  We have limited experience manufacturing our products in high volume.  We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to successfully manufacture large quantities of our products.  Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

We expect to sell an increasing portion of our products to, and derive a significant portion of our licensing income from, customers located outside the United States. Foreign government regulations, currency fluctuations and increased costs associated with international sales could make our products and licenses unaffordable in foreign markets, which would reduce our future profitability.

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

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends in large part on our ability to attract and retain highly-skilled management, technical, research and development, manufacturing, sales and marketing and other operating and administrative personnel, particularly those who are familiar with and experienced in the battery industry. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. Our key personnel include all of our executive officers and vice presidents, many of whom have very specialized scientific or operational knowledge regarding one or more of our key products. Such persons are in high demand and often receive competing employment offers from numerous other companies, including larger, more established competitors who have significantly greater financial resources than we do. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future products.

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

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt manufacturing of our batteries and products at our OEM facilities or our own facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing in the overall economy, such as the telecommunications, industrial and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

If we are sued on a product liability claim, our insurance policies may not be sufficient.

Although we maintain general liability insurance and product liability insurance, our insurance may not cover all potential types of product liability claims to which manufacturers are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business, including our relationships with current customers and our ability to attract and retain new customers for our products and technology.

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

Our ability to compete successfully will depend on whether we can protect our existing proprietary technology and manufacturing processes. We have filed a lawsuit against a company in Canada alleging infringement of certain Canadian patents, as described in further detail in “Item 3-Legal Proceedings.” We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. These measures may not be adequate to safeguard the proprietary technology underlying our batteries. Employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies in the event of their breaches. Furthermore, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. Moreover, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

Intellectual property infringement claims brought against us could be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, we were recently named in a lawsuit which alleges that the Company’s Saphion I cathode material infringes two patents owned by the University of Texas that we describe in further detail in “Item 3-Legal Proceedings.” An adverse decision in this litigation could force us to do one or more of the following:

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

We manufacture and export our products from China. Our products sold in the United States are currently not subject to U.S. import duties. On September 19, 2000, the United States Senate voted to permanently normalize trade with China, which provides a favorable category of United States import duties. In addition, on December 11, 2001, China was accepted into the World Trade Organization, or WTO, a global international organization that regulates international trade. As a result of opposition to certain policies of the Chinese government and China’s growing trade surpluses with the United States, there has been, and in the future may be, opposition to the extension of Normal Trade Relations, or NTR, status for China. The loss of NTR status for China, changes in current tariff structures or adoption in the United States of other trade policies adverse to China could have an adverse affect on our business.

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

The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

• economic structure;

• level of government involvement in the economy;

• level of development;

• level of capital reinvestment;

• control of foreign exchange;

• methods of allocating resources; and

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

The business structure of China is, in most respects, different from the business culture in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in China and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in China are very significant in the business culture. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in China may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in China may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in China may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in China may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in China may be more difficult to review and understand. Also, despite legal developments in China over the past 20 years, adequate laws, comparable with Western standards, do not exist in all areas and it is unclear how many of our business arrangements would be interpreted or enforced by a court in China.

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

Our operations could be materially interrupted, and we may suffer significant loss, in the case of fire, casualty or theft at one of our manufacturing or other facilities.

Firefighting and disaster relief or assistance in China is substandard by Western standards. In the event of any material damage to, or loss of, the manufacturing plants where our products are or will be produced due to fire, casualty, theft, severe weather, flood or other similar causes, we would be forced to replace any assets lost in such disaster. Thus our financial position could be materially compromised or we might have to cease doing business. The Company has obtained insurance in China to minimize this risk, but we cannot be sure that such insurance will be sufficient.

The system of taxation in China is uncertain and subject to unpredictable change that could affect our profitability.

Many tax rules are not published in China and those that are published can be ambiguous and contradictory, leaving a considerable amount of discretion to local tax authorities. China currently offers tax and other preferential incentives to encourage foreign investment. However, the country’s tax regime is undergoing review and there is no assurance that such tax and other incentives will continue to be made available.  If we no longer receive such preferential incentives, our business, prospects and results of operations would be adversely affected.

It is uncertain whether we will be able to recover value-added taxes imposed by the Chinese taxing authority.

China’s turnover tax system consists of value-added tax, or VAT, consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs VAT on purchase or manufacture of goods should be able to claim a refund from Chinese tax authorities. However, due to a reduction in the VAT export refund rate of some goods, exporters might bear part of the VAT they incurred in conjunction with the exported goods. In 2003, changes to the Chinese value-added tax system were announced affecting the recoverability of input VAT beginning January 1, 2004. Our VAT expense will depend on the reaction of both our suppliers and customers. Continued efforts by the Chinese government to increase tax revenues could result in revisions to tax laws or their interpretation, which could increase our VAT and various tax liabilities.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), avian flu, or other widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of SARS, avian flu, or another widespread public health problem in China, where we have moved our manufacturing operations, some engineering operations and may move additional operations, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

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

We have invested in research and development of next-generation technology in energy solutions. If we are not successful in developing and commercially exploiting new energy solutions based on new materials, or we experience delays in the development and exploitations of new energy solutions compared to our competitors, our future growth and revenues will be adversely affected.

Our principal competitors have greater financial and marketing resources than we do and they may therefore develop batteries similar or superior to ours or otherwise compete more successfully than we do.

Competition in the rechargeable battery industry is intense. The industry consists of major domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-SLI lead-acid batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT, E-One Moli Energy Corp., as well as numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

Laws regulating the manufacture or transportation of batteries may be enacted which could result in a delay in the production of our batteries or the imposition of additional costs that could harm our ability to be profitable.

At the present time, international, federal, state and local laws do not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff, including those related to possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability.

The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association, our N-Charge Power System (Model VNC-65) is exempt from a Class 9 designation for transportation, while our N-Charge Power System (Model VNC-130), and U-Charge Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

Risks Associated With Ownership of Our Stock

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of June 12, 2008, our officers, directors and their affiliates as a group beneficially owned approximately 55% of our outstanding common stock, of which our Chairman Carl Berg and his affiliates beneficially owned approximately 47% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

At any given time we might not meet the continued listing requirements of the NASDAQ Capital Market.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. On May 16, 2007, the closing price of our common stock was $1.00. If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, we could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2008, we had issued 119,242,392 shares of common stock and have 1,803,144 shares in treasury stock.  In addition, at March 31, 2008, we had 10,733,404 shares of our common stock reserved for issuance under warrants and stock options plans. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively) (in addition to any shares that may be issued with respect to the conversion of accrued dividends).

Equity transactions occurring in the future, including sales under our At Market Issuance Sales Agreement, would result in immediate dilution to current equity holders and, as a result, our stock price may go down.

Future equity transactions, including the sale of shares of common stock or preferred stock, or the exercise of options or warrants or other convertible securities, would result in dilution and, as a result, our stock price may go down. For example, in February 2008 we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., which provides that, upon the terms and subject to the conditions set forth therein, we may, through Wm. Smith & Co. acting as sales agent, issue and sell up to 5 million shares of our common stock.  In addition, as opportunities present themselves from time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions. Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options may be issued to employees and third parties, with exercise prices equal to market. Exercise of in-the-money options, warrants and other convertible securities will result in dilution to existing stockholders; the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

We do not intend to pay dividends on our common stock, and therefore stockholders will be able to recover their investment in our common stock, if at all, only by selling the shares of stock that they hold.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. There is no assurance that these efforts will be completed on a timely and successful basis. Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse impact in investor perceptions and a decline in the market price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located in a leased facility in Austin, Texas. We also have a leased research and development facility in Las Vegas, Nevada. Our two wholly owned foreign enterprises in China lease two separate facilities, totaling 151,000 square meters in Suzhou, China. Our sales and OEM manufacturing support center is located in Mallusk, Northern Ireland.

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

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of our commercial products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court pending a final determination of the two reexaminations by the USPTO.

We are subject, from time to time, to various claims and litigation in the normal course of business. In our opinion, all pending legal matters will not have a material adverse impact on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “VLNC.” As of June 12, 2008, we had approximately 650 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2007 and 2008:

	Closing Sales Prices
	High	Low
2008:
Quarter ended June 30, 2007	$1.49	$1.00
Quarter ended September 30, 2007	1.48	1.05
Quarter ended December 31, 2007	2.75	1.39
Quarter ended March 31, 2008	4.85	1.10

2007:
Quarter ended June 30, 2006	$2.78	$1.68
Quarter ended September 30, 2006	2.25	1.14
Quarter ended December 31, 2006	2.27	1.57
Quarter ended March 31, 2007	1.94	1.16

The following table includes, as of March 31, 2008, information regarding common stock authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,188,270	$2.95	1,089,491
Equity compensation plans not approved by security holders (1)	1,500,000	$1.61	—
Total	6,688,270	$2.15	1,089,491

(1)   Options to purchase 1,500,000 shares were granted to Robert L. Kanode in March 2007 pursuant to his employment agreement. The exercise price of his shares is $1.61 per share and they vest as follows: 250,000 shares vested on September 13, 2007 and the remaining 1,250,000 shares monthly over the remaining two and a half years.

Recent Sales of Unregistered Securities

None, except as has been previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission.

Dividends

We have never declared or paid any cash dividend on our common stock. We intend to retain earnings, if any, to finance future operations and expansion and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon our financial condition, capital requirements and earnings, as well as upon other factors that the Board of Directors may deem relevant.

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Valence Technology, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 31, 2003 to March 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Valence Technology, Inc., The NASDAQ Composite Index

And The NASDAQ Electronic Components Index

* $100 invested on 3/31/03 in stock or index-including reinvestment of dividends.

Fiscal year ending March 31.

	3/03	3/04	3/05	3/06	3/07	3/08

Valence Technology, Inc.	100.00	207.91	142.79	115.81	54.88	205.12
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
NASDAQ Electronic Components	100.00	172.38	143.55	159.34	147.79	144.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

This section presents selected historical financial data of Valence Technology, Inc. The information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this document.  Our financial data as of and for the periods indicated is derived from our audited financial statements for such periods.  The following is not necessarily indicative of future results:

	Year ended March 31,
(in thousands except share data)	2008	2007	2006	2005	2004
Statement of Operations Data
Revenues
Battery and systems sales	$20,191	$15,971	$16,490	$10,274	$8,483
Licensing and royalty revenue	586	703	724	391	963

Total revenue	20,777	16,674	17,214	10,665	9,446
Cost of sales	18,956	16,366	25,454	16,341	15,923
Gross margin income / (loss)	1,821	308	(8,240)	(5,676)	(6,477)
Operating Expenses:
Research and product development	3,677	3,709	5,112	7,682	8,638
Selling, general and administrative	11,709	12,013	13,957	17,225	16,296
Depreciation and amortization	616	666	722	884	2,109
(Gain)/Loss on disposal of assets	16	62	(445)	(5,257)	(21)
Asset impairment charge	154	52	170	87	13,660
Other	—	24	(108)	1,456	3,972
Total operating expenses	16,172	16,526	19,408	22,077	44,654
Operating income (loss)	(14,351)	(16,218)	(27,648)	(27,753)	(51,131)
Foreign exchange gain (loss)	1,258	260	(73)	82	—
Interest (expense)/income, net	(6,347)	(6,293)	(5,003)	(3,759)	(3,714)
Minority interest in joint venture	—	—	—	—	69
Cost of warrants	—	—	—	—	(181)
Net Loss	(19,440)	(22,251)	(32,724)	(31,430)	(54,957)
Dividends on preferred stock	173	172	172	171	162
Preferred stock accretion	—	—	28	578	940
Net Loss available to common stockholders	$(19,613)	$(22,423)	$(32,924)	$(32,179)	$(56,059)

Net (loss) per share-basic and diluted	$(0.18)	$(0.22)	$(0.37)	$(0.40)	$(0.77)

Weighted average shares outstanding-basic diluted	111,593	99,714	89,298	81,108	73,104

Balance Sheet Data:
Cash and cash equivalents	2,616	1,168	612	2,500	2,692
Working capital (deficit)	11,200	7,382	(4,250)	(1,651)	(4,847)
Total assets	27,158	19,200	11,632	10,231	21,056
Long-term debt, net of discount	53,607	52,390	51,112	34,656	39,407
Redeemable convertible preferred stock	8,610	8,610	8,610	8,852	8,032
Accumulated deficit	(536,260)	(516,647)	(494,224)	(461,328)	(429,724)
Total stockholders’ deficit	(67,317)	(67,918)	(76,212)	(54,642)	(56,794)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles. Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems and address the significant market opportunity we believe is available to us by drawing on the numerous benefits of our Epoch ™ Lithium Phosphate Energy Storage Systems battery technology, deep intellectual property portfolio, and the extensive experience of our management team.

Total revenue in fiscal 2008 was $20.8 million, an increase of 25% compared to the prior fiscal year. We believe revenue will continue to grow in fiscal year 2009 from new customer sales from the increasing demand in the U.S. and EMEA (Europe, Middle East and Africa) markets for alternative energy solution systems.  Our gross margin continues to increase as sales grow and the manufacturing costs decrease from continued improvements in quality and efficiency.  We are continuing to expand the capacity of China manufacturing and support operations in our two wholly-owned subsidiaries.

Going Concern

As a result of our limited cash resources and history of operating losses that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by our Chairman Carl Berg and/or his affiliates or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2009.

2008 Highlights

Key product introductions and milestones based on our Epoch™ and Lithium Phosphate technology during the current year include:

•                 In February 2008, we entered into a supply agreement with The Tanfield Group, PLC (“Tanfield”) whereby we agreed to manufacture and supply Lithium Phosphate energy storage systems to power zero emission, all-electric commercial delivery vehicles. Our battery systems will be installed in leading edge vans and trucks produced by Tanfield’s UK-based trading division, Smith Electric Vehicles.  Initial purchases, which began in the fiscal fourth quarter ended March 31, 2008 were fulfilled with our current U-Charge® brand of energy storage systems. Subsequent purchases by Tanfield will be fulfilled by our U-Charge® Energy Storage Systems and ultimately by our third generation lithium phosphate Epoch™ Energy Storage Systems.

•                 In November 2007, we introduced the Epoch™ Lithium Phosphate Energy Storage System, our new generation of phosphate-based lithium-ion battery. The Epoch™Lithium Phosphate Energy Storage Systems are equipped with an advanced management system that will monitor and adjust cell performance, so battery packs will operate at their optimum performance capacity. Epoch™ Lithium Phosphate Energy Storage Systems present a safer and more powerful and reliable energy source storage solution designed to be low maintenance, cost competitive, and environmentally friendly.

During the third and fourth quarter of fiscal 2008, we continued our efforts to increase production capacity at our subsidiaries in China. We also continue to explore other ways of expanding capacity, including partnerships with other companies.  Our research and development efforts are focused on the design of new products utilizing our lithium phosphate chemistry, the continuous improvement of the manufacturing process of our second generation lithium phosphate technology, the development of different cell constructions to optimize power and size for new applications, as well as developing future materials based on the lithium phosphate technology platform.

Our business headquarters is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development center is in Suzhou, China.

Result of Operations

Fiscal Years Ended March 31, 2008 (Fiscal 2008), March 31, 2007 (Fiscal 2007) and March 31, 2006 (Fiscal 2006)

The following table summarizes the results of our operations for the past three fiscal years (in thousands):

	Year Ended
	3/31/2008	Change Increase/ (Decrease)		3/31/2007	Change Increase/ (Decrease)		3/31/2006
Revenues:
Battery and system sales	$20,191	$4,220	26%	$15,971	$(519)	(3)%	$16,490
Licensing and royalty revenue	586	(117)	(17)%	703	(21)	(3)%	724
Total revenues	20,777	4,103	25%	16,674	(540)	(3)%	17,214
Cost of products sold	18,956	2,590	16%	16,366	(9,088)	(36)%	25,454
Gross margin	1,821	1,513	491%	308	8,548	(104)%	(8,240)
Operating and other expenses	16,156	(284)	(2)%	16,440	(3,351)	(17)%	19,791
(Gain)/ loss on disposal of assets	16	(46)	(74)%	62	507	(114)%	(445)
Impairments, restructuring, contract settlement charges	—	(24)	(100)%	24	(38)	(61)%	62
Total operating expenses	16,172	(354)	(2)%	16,526	(2,882)	(15)%	19,408
Operating loss	(14,351)	1,867	(12)%	(16,218)	11,430	(41)%	(27,648)
Other(expense) income, net	(5,089)	944	(16)%	(6,033)	(957)	19%	(5,076)
Net loss	(19,440)	2,811	(13)%	(22,251)	10,473	(32)%	(32,724)
Dividends and accretion on preferred stock	173	1	1%	172	(28)	(14)%	200
Net loss available to common stockholders	$(19,613)	$2,810	(13)%	$(22,423)	$10,501	(32)%	$(32,924)
Net loss per share available to common stockholders- basic and diluted	$(0.18)	$0.05	(22)%	$(0.22)	$(0.59)	(161)%	$(0.37)
Shares used in computing net loss per share available to common stockholders, basic and diluted	111,593	11,879	12%	99,714	10,416	12%	89,298

Revenues and Gross Margin

Battery and system sales: Battery and systems sales totaled $ 20.2 million for the year ended March 31, 2008, as compared to $16.0 million for the year ended March 31, 2007, and $16.5 million for the year ended March 31, 2006. The increase in revenues in fiscal 2008 compared to fiscal 2007 was primarily due to additional sales of the large-format batteries, which include U-Charge® and custom batteries designed for Segway, and to new and existing customers. The decrease in revenues in fiscal 2007 compared to fiscal 2006 was primarily attributable to decreased sales of N-Charge® Power Systems as a result of ceasing sales through our retail channels. We expect sales of the N-Charge® Power System to be reduced in fiscal 2009 as we discontinue the product. We had $756,000 and $516,000 in deferred revenue on our balance sheet at March 31, 2008 and March 31, 2007, respectively, primarily related to sales shipping in the end of the fourth quarter. In fiscal 2006, we launched our long range battery pack for use in Segway’s human transporter as well as further expansions of our U-Charge® family of products. Segway sales accounted for 55%, 60% and 53% of our total product sales in 2008, 2007 and 2006. We expect sales of the large-format battery system to increase during fiscal 2009, due to the growing demand of the new EpochTM Lithium Phosphate Energy Storage Systems and the fulfillment of our current back orders and sales agreements.  The large-format battery system sales represent 30%, 16%, and 4% of our total revenue for fiscal 2008, 2007 and 2006.  The growth in large-format battery systems sales are due to the increase in demand in alternative energy solutions driven by the rising costs of fossil fuels.

Licensing And Royalty Revenue: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal 2008 licensing and royalty revenue was $586,000 compared to $703,000 in fiscal 2007 and $724,000 in fiscal 2006. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited, which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance. We expect licensing and royalty revenues to remain relatively flat.

Gross Margin/(Loss): Gross margin as a percentage of revenue was 9% for the fiscal year ended March 31, 2008 as compared to 2% for the fiscal year ended March 31, 2007 and a gross margin loss of (48%) for the fiscal year ended March 31, 2006. Fiscal year 2006 margin improvements were offset by inventory valuation adjustments of $5.3 million as of March 31, 2006, related to valuation of our work in process cell inventory and lower of cost or market tests for our early launch and U.S.-sourced large-format products. During fiscal 2006, we had significant expenses due to issues with our powder manufacturing. During fiscal 2008, a vendor agreed to provide a credit of $414,000 for defective inventory that had been received and written off by the Company in fiscal 2007.  As a result, included in fiscal 2008 is a $414,000 reduction of cost of goods which contributes to our improved gross margin.  The gross margin increased during fiscal 2007 as we worked to reduce the amount of scrap material in the production process. In fiscal 2008, the improvement in our manufacturing efficiency has increased our gross margin. During fiscal 2008, $0.1 million of share based compensation was allocated to manufacturing overhead expenses. We expect cost of sales, as a percentage of sales, to continue to decrease during fiscal 2009 as production volumes increase, we continue to implement our lower-cost manufacturing strategy and our efficiency improves.

Operating Expenses

The following table summarizes our operating expenses during each of the past three fiscal years (in thousands):

	Year Ended
		Change			Change
	3/31/2008	$	%	3/31/2007	$	%	3/31/2006
Operating expenses
Research and product development	$3,677	$(32)	(1)%	$3,709	$(1,403)	(27)%	$5,112
Marketing	2,447	86	4%	2,361	198	9%	2,163
General and administrative	9,262	(390)	(4)%	9,652	(2,142)	(18)%	11,794
Depreciation and amortization	616	(50)	(8)%	666	(56)	(8)%	722
(Gain) / loss on disposal of assets	16	(46)	(74)%	62	507	(114)%	(445)
Asset impairment charge	154	102	196%	52	(118)	(69)%	170
Contract settlement charge, other	—	(24)	100%	24	132	(122)%	(108)
Total operating expenses	$16,172	$(354)	(2)%	$16,526	(2,882)	(15)%	$19,408
Percent total revenue	78%			99%			113%

We continued to focus on our operating expense management throughout fiscal 2008. Operating expenses as a percentage of revenue decreased to 78% in fiscal 2008 versus 99% in fiscal 2007 and 113% in fiscal 2006. The decrease is the result of increased revenues, as well as our focus on expense reductions during fiscal 2008.

Research and Product Development: Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $ 3.7 million in fiscal 2008, $3.7 million in fiscal 2007 and $5.1 million in fiscal 2006. We achieved year over year decreases in research and development in fiscal 2008 and 2007 of 1% and 30%, respectively. Decreases in research and development expenses from 2006 to 2007 were the result of cessation of process development work in our Northern Ireland facility and reductions in research headcount, temporary staff, consulting expenses and material costs in our Las Vegas, Nevada facility.  During fiscal year 2008, $0.3 million of share based compensation was allocated to research and development expenses as compared to $0.2 million in fiscal 2007 and none in fiscal 2006.  We expect research and development expenses to remain steady as we create and develop new products.

Marketing: Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $2.5 million in fiscal 2008 were $86,000 or 4% higher than fiscal 2007.  During fiscal 2008, $0.3 million of share based compensation was allocated to marketing expenses as compared to $0.2 million in fiscal 2007 and none in fiscal 2006.  We expect marketing expenses to increase moderately as we focus on our new EpochTM generation and raising our profits as an effective global supplier in fiscal 2009.

General and Administrative: General and administrative expenses consist primarily of salaries, share based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, audit, insurance, and corporate-related expenses. General and administrative expenses include share based compensation of $1.7 million in fiscal year 2008, $1.1 million in fiscal year 2007 and $0.2 million in fiscal year 2006. General and administrative expenses of $9.3 million in fiscal 2008 represented a 4% decrease over fiscal 2007. This was largely due to reductions made in facilities, personnel, insurance, auditing related costs and administrative expenses. Fiscal 2007 general and administrative expenses of $9.7 million represented a decrease of $2.0 million, or 17%, over fiscal 2006 expenses.

Other Costs Related to Our Manufacturing Transition

Impairment Charge:  There were impairment charges of $154,000, $52,000 and $170,000 recorded during fiscal years 2008, 2007 and 2006 respectively. The fiscal 2008 and 2007 impairment charges relate to write-downs of machinery and equipment. In 2006, we reduced the carrying value of certain software related to our manufacturing cost and accounting processes.

Gain/Loss on Sale of Assets: Loss on sales of assets amounted to $16,000 and $62,000 in fiscal years 2008 and 2007, respectively, and resulted primarily from consolidating our China operations into two plants in Suzhou, China. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China and was sold for fair value.  Gain on sales of the facility and production and development equipment from our former Mallusk, Northern Ireland facility was $445,000 in fiscal year 2006. The majority of the gain is related to the sales of our Northern Ireland facility.

Depreciation and Amortization, Interest Expense

Depreciation and Amortization: Depreciation and amortization expense totaled $616,000, $666,000 and $722,000 for fiscal years ended March 31, 2008, 2007 and 2006, respectively.  Our ERP system was fully depreciated during fiscal 2008, resulting in the decrease of $50,000 for depreciation and amortization expense for the year.

Interest Expense: Interest expense relates to our long-term debt with a stockholder and third party. Interest expense was $6.4 million, $6.4 million, and $5.1 million for the fiscal years 2008, 2007 and 2006, respectively. Interest expense fluctuations are a result of changes in the underlying interest rate on one of the loans, which is indexed to the Libor rate.

Liquidity and Capital Resources

At March 31, 2008, our principal source of liquidity was cash and cash equivalents of $2.6 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following March 31, 2008 nor do we anticipate product sales during fiscal 2009 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the remaining fiscal year.

The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2008, 2007 and 2006 (in thousands):

	Year Ended March 31,
	2008	2007	2006
Net cash flows provided by (used in)
Operating activities	$(14,660)	$(20,307)	$(33,149)
Investing activities	(1,628)	(2,204)	(1,205)
Financing activities	17,709	23,185	32,439
Effect of foreign exchange rates	27	(118)	27
Net increase (decrease) in cash and cash equivalents	$1,448	$556	$(1,888)

Our use of cash from operations during fiscal 2008, fiscal 2007 and fiscal 2006 was $14.7 million, $20.3 million and $33.1 million, respectively. The cash used for operating activities during all periods was primarily for operating losses and working capital. Cash used for operating activities in fiscal 2008 was lower than in fiscal 2007 and 2006 primarily from the impact of decreases in some of the operating expenses as described above in the section titled “Operating Expenses.”

In fiscal 2008, we spent net cash from investing activities of $1.6 million primarily on property, plant, and equipment for our China facilities.

We obtained net cash from financing activities of $17.7 million and $23.2 million during the fiscal 2008 and 2007, respectively. The 2008 financing includes $8.2 million in sales of common stock to private investors and $9.0 million in sales of common stock to Carl Berg and his affiliates. Cash from the 2007 financing includes $8.4 million in sales of common stock to private investors, $9.5 million in sales of common stock to a related party, and $5.0 million in short term convertible notes payable to a stockholder. Cash from the 2006 financing included $20.0 million from Berg & Berg Enterprises, LLC (Berg & Berg), an affiliate of Carl Berg, the Company Chairman of the board and managing member of Berg & Berg in equity lines, including $6.0 million in convertible notes to stockholder, and approximately $5.9 million in common stock sales.

As a result of the above, we had a net increase in cash and cash equivalents of $1.4 million during fiscal 2008, a net increase of $556,000 during fiscal 2007, and a net decrease of $1.9 million during fiscal 2006.

On January 14, 2008, we filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process.  On January 22, 2008, the Form S-3 Registration was declared effective by the SEC. Pursuant to this “shelf” registration statement, the Company may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50,000,000.  We believe that this shelf registration statement provides us additional flexibility with regards to potential financings that we may undertake when market conditions permit or our financial condition may require.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”).  Concurrent with entering into this At Market Issuance Sales Agreement, we provided notice of termination of the Controlled Equity Offering Sales Agreement dated April 13, 2006 that we previously entered into with Cantor Fitzgerald & Co.

In accordance with terms of the At Market Issuance Sales Agreement , we may issue and sell up to 5,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent.  Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, which includes sales made directly on the NASDAQ Capital Market, the existing trading market for the Company’s common stock, or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and the Company. Unless the Company and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.

Through March 31, 2008, we had sold 1,028,900 shares with proceeds net of commissions of $3.9 million under the At Market Issuance Sales Agreement.  As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement.

At March 31, 2008, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of March 31, 2008 totaled $431,000.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

Related Party Transactions

On April 24, 2008, Berg & Berg, an affiliate of our Chairman, Carl Berg, exercised a warrant to purchase 600,000 shares of the Company’s common stock.  The purchase price was $ 2.74 per share as set forth in the warrant.  On July 13, 2005, we entered into an agreement with SFT I, Inc., providing for a $20 million loan to Valence.  In exchange for entry into the Loan Agreement and the guaranty of the loan, SFT 1, Inc. and Berg & Berg were each issued three year warrants to purchase 600,000 shares of our common stock, at $2.74 per share, the closing price of our common stock on July 12, 2005.

On February 21, 2008, Berg & Berg purchased 280,112 shares of the Company’s common stock for $1.0 million.  The purchase price of $3.57 per share equaled the closing bid price of the Company’s common stock as of February 27, 2008.

On February 22, 2008, Berg & Berg purchased 330,033 shares of the Company’s common stock for $1.0 million. The purchase price of $3.03 per share equaled the closing bid price of the Company’s common stock as of February 21, 2008.

On February 8, 2008, Berg & Berg purchased 492,611 shares of the Company’s common stock for $1.0 million. The purchase price of $2.03 per share equaled the closing bid price of the Company’s common stock as of February 7, 2008.

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

On January 1, 1998, the Company granted to Mr. Lev M. Dawson, the Company’s then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, pursuant to the Company’s 1990 Plan and a nonstatutory option to purchase 660,494 shares pursuant to the Company’s 1990 Plan; Mr. Dawson was granted a nonstatutory option to purchase 300,000 shares outside of any equity plan of the Company. The exercise price of all three options was $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the nonstatutory options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The nonstatutory options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 and $1,518,750 secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Under each of the notes, interest from the issuance date accrued on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever was less. Interest was due annually and paid through March 4, 2005. On April 20, 2005, the Company’s Board of Directors approved a resolution to extend the maturity dates of the notes from September 5, 2005 to September 4, 2007.  As of September 5, 2007, principal and interest amounts of $4.9 million and $301,000.   On September 5, 2007, Mr. Dawson defaulted on the notes and surrendered his shares to the Company.

Capital Commitments and Debt

At March 31, 2008, we had no commitments for capital expenditures relating to manufacturing equipment. We anticipate that we will be required to make additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

At March 31, 2008, our cash obligations for short-term and long-term debt (principal & interest) consisted of (in thousands):

1998 debt payable to Berg & Berg Enterprises, LLC	$14,950
2001 debt payable to Berg & Berg Enterprises, LLC	20,000
2005 long-term debt to SFT I, Inc.	20,000
Total debt obligations	$54,950

At March 31, 2008, our repayment obligations of short-term and long-term debt principal are (in thousands):

	Year ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Principal repayments	$—	$—	$54,950	$—	$—	$—	$54,950

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005.  Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date.  There currently are no redemption deadlines.  As set forth above, although dividends are not due, they are continuing to accrue (currently $431,000 as of March 31, 2008). The total below for Redemption of Convertible Preferred Stock includes accrued dividends.

If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

Contractual Obligations

At March 31, 2008, our contractual obligations and payments due by period are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations, net of discount	$53,607	$—	$53,607	$—	$—
Current and long-term interest payable	21,533	86	21,447	—	—
Operating lease obligations	842	457	371	14	—
Purchase obligations	24,775	24,775	—	—	—
Redemption of convertible preferred stock	8,610	8,610	—	—	—
Total	$109,367	$33,928	$75,425	$14	$—

Lease Commitments

The Company has no capital leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Revenue Recognition

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the rights of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. The Company will adopt SFAS 161 on April 1, 2009. We are currently assessing the potential impact of SFAS 161 on our financial statements.

In December 2007, the FASB issued Statement No. 141(R) “Business Combinations” (“SFAS 141(R)”). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. We believe that this new pronouncement will not have a material impact on our financial statements in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company’s current fiscal year. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is required to be adopted in the first quarter of the Company’s 2009 fiscal year.  The Company is still evaluating the effect, if any, on its financial position or results of operations.

Risk Factors

See Item 1A of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (5.38% at March 31, 2008), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On May 10, 2008, the most recent adjustment date, the LIBOR rate was 2.62%). In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The following table presents the principal cash flows by year of maturity for our total debt obligations held at March 31, 2008 (in thousands):

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
Fixed rate debt	$—	$—	$20,000	$—	$—	$—	$20,000
Variable rate debt	$—	$—	$34,950	$—	$—	$—	$34,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and Subsidiaries Austin, Texas

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc., and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of their operations and comprehensive loss and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements the Company adopted SFAS 123R during the year ended March 31, 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows from operations and net stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 16, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

PMB HELIN DONOVAN, LLP

Austin, Texas

June 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and Subsidiaries Austin, Texas

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows of Valence Technology, Inc. and subsidiaries (the “Company”) for the year ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, comprehensive loss, and cash flows of the Company for the year ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows from operations and net stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Austin, Texas
June 28, 2006

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,616	$1,168
Trade receivables, net of allowance of $123 and $169, respectively	7,208	3,955
Inventory, net	8,904	7,915
Prepaid and other current assets	3,283	1,987
Total current assets	22,011	15,025

Property, plant and equipment, net	5,090	3,997
Intellectual property, net	57	178
Total assets	$27,158	$19,200

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,214	$2,904
Accrued expenses	5,841	4,223
Deferred revenue	756	516
Total current liabilities	10,811	7,643

Long-term interest payable to stockholder	21,447	18,475
Long-term debt, net of debt discount	18,964	18,484
Long-term debt to stockholder, net of debt discount	34,643	33,906

Commitments and contingencies

Preferred Stock
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding at March 31, 2008 and 2007, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 119,242,392 shares issued and 117,439,248 shares outstanding as of March 31, 2008 and 106,199,516 shares issued and outstanding as of March 31, 2007	117	106
Additional paid-in capital	477,657	457,611
Notes receivable from stockholder	—	(5,164)
Treasury shares, 1,803,144 at cost	(5,164)	—
Accumulated deficit	(536,260)	(516,647)
Accumulated other comprehensive loss	(3,667)	(3,824)
Total stockholders’ deficit	(67,317)	(67,918)
Total liabilities, preferred stock, and stockholders’ deficit	$27,158	$19,200

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

	Year ended March 31,
	2008	2007	2006
Revenue:
Battery and system sales	$20,191	$15,971	$16,490
Licensing and royalty revenue	586	703	724
Total revenues	20,777	16,674	17,214
Cost of sales (1)	18,956	16,366	25,454
Gross margin/(loss)	1,821	308	(8,240)
Operating expenses:
Research and product development (1)	3,677	3,709	5,112
Marketing (1)	2,447	2,361	2,163
General and administrative (1)	9,262	9,652	11,794
Depreciation and amortization	616	666	722
(Gain)/loss on disposal of assets	16	62	(445)
Asset impairment charge	154	52	170
Contract settlement charge, other	—	24	(108)
Total operating expenses	16,172	16,526	19,408
Operating loss	(14,351)	(16,218)	(27,648)
Foreign exchange gain (loss)	1,258	260	(73)
Interest and other income	56	89	146
Interest and other expense	(6,403)	(6,382)	(5,149)
Net loss	(19,440)	(22,251)	(32,724)
Dividends on preferred stock	173	172	172
Preferred stock accretion	—	—	28
Net loss available to common stockholders, basic and diluted	$(19,613)	$(22,423)	$(32,924)
Other comprehensive loss:
Net loss	$(19,440)	$(22,251)	$(32,724)
Change in foreign currency translation adjustments	156	(165)	234
Comprehensive loss	$(19,284)	$(22,416)	$(32,490)
Net loss per share available to common stockholders, basic and diluted	$(0.18)	$(0.22)	(0.37)
Shares used in computing net loss per share available to common stockholders, basic and diluted	111,593	99,714	89,298

(1)	Includes stock based compensation as follows:
	Cost of sales	$109	$—	$—
	Research and product development	264	231	—
	Marketing	257	223	—
	General and administrative	1,718	1,142	173
	Total stock based compensation	$2,348	$1,596	$173

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In Thousands)

	Common Stock		Treasury Stock		Additional	Notes Receivable		Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	from Stockholder	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at March 31, 2005	87,062	$87	—	$—	$415,656	$(5,164)	$(461,328)	$(3,893)	$(54,642)
Sale of stock to private investors	2,260	2	—	—	5,899	—	—	—	5,901
Exercise of stock options at $0.63 to $4.56 per share	562	1	—	—	789	—	—	—	790
Issuance of common stock warrants	—	—	—	—	2,037	—	—	—	2,037
Extension of expiring common stock warrants	—	—	—	—	2,215	—	—	—	2,215
Accretion of preferred stock	—	—	—	—	(28)	—	—	—	(28)
Stock Compensation					287	—		—	287
Modification of stock option	—	—	—	—	(110)	—	—	—	(110)
Interest receivable from stockholder	—	—	—	—	—	(281)	—	—	(281)
Payment of accrued interest on note receivable from stockholder	—	—	—	—	—	281	—	—	281
Dividends on preferred stock	—	—	—	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	—	—	(32,724)	—	(32,724)
Change in translation adjustment	—	—	—	—	—	—	—	234	234
Balance at March 31, 2006	89,884	$90	—	$—	$426,745	$(5,164)	$(494,224)	$(3,659)	$(76,212)
Sale of stock to private investors	4,780	5	—	—	8,436	—	—	—	8,441
Sale of stock to related party	5,364	5	—	—	9,495	—	—	—	9,500
Conversion of short-term notes payable to stockholder	6,039	6	—	—	11,095	—	—	—	11,101
Exercise of stock options at $0.63 to $1.69 per share	132	—	—	—	244	—	—	—	244
Dividends on preferred stock	—	—	—	—	—	—	(172)	—	(172)
Shared based compensation	—	—	—	—	1,596	—	—	—	1,596
Net loss	—	—	—	—	—	—	(22,251)	—	(22,251)
Change in translation adjustment	—	—	—	—	—	—		(165)	(165)
Balance at March 31, 2007	106,199	$106	—	$—	$457,611	$(5,164)	$(516,647)	$(3,824)	$(67,918)
Sale of stock to private investors	4,029	4			8,243				8,247
Sale of stock to related party	7,014	7	—	—	8,992	—	—	—	8,999
Cancellation of notes payable from stockholder in exchange for common shares	—	—	1,803	(5,164)	—	5,164	—	—	—
Exercise of stock options at $1.32 to $2.77 per share	197	—	—	—	463	—	—	—	463
Dividends on preferred stock	—	—	—	—	—	—	(173)	—	(173)
Share based compensation	—	—	—	—	2,348	—	—	—	2,348
Net loss	—	—	—	—	—	—	(19,440)	—	(19,440)
Change in translation adjustment	—	—	—	—	—	—	—	157	157
Balance at March 31, 2008	117,439	$117	1,803	$(5,164)	$477,657	$—	$(536,260)	$(3,667)	$(67,317)

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(19,440)	$(22,251)	$(32,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616	983	923
Gain on disposal of assets	16	62	(445)
Bad debt expense (recoveries)	(47)	154
Accretion of debt discount and other	4,150	1,278	1,074
Asset impairment charge	154	52	170
Contract settlement charge, other	—	—	(108)
Share based compensation	2,348	1,596	173
Reserve for obsolete inventory	(2,392)	—	—
Interest on stockholder note receivable	—	—	(281)
Changes in operating assets and liabilities:
Trade receivables	(3,206)	(1,579)	(912)
Inventory	1,404	(5,177)	(174)
Prepaid and other current assets	(1,296)	579	(1,647)
Accounts payable	1,311	1,305	(1,652)
Accrued expenses and long-term interest	1,482	2,639	3,230
Deferred revenue	240	52	(777)
Net cash used in operating activities	(14,660)	(20,307)	(33,149)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,802)	(2,230)	(1,871)
Proceeds from disposal of property, plant, and equipment	174	26	666
Net cash used in investing activities	(1,628)	(2,204)	(1,205)

Cash flows from financing activities:
Proceeds from convertible notes payable to stockholder	—	5,000	6,000
Proceeds from long-term debt, net of issuance costs	—	—	22,139
Payments of short term loans	—	—	(2,500)
Dividends paid on preferred stock	—	—	(172)
Interest received on notes from stockholder	—	—	281
Proceeds from stock option exercises	463	244	789
Proceeds from issuance of common stock & warrants, net of issuance costs	17,246	17,941	5,902
Net cash provided by financing activities	17,709	23,185	32,439

Effect of foreign exchange rates on cash and cash equivalents	27	(118)	27

Increase/(decrease) in cash and cash equivalents	1,448	556	(1,888)
Cash and cash equivalents, beginning of year	1,168	612	2,500
Cash and cash equivalents, end of year	$2,616	$1,168	$612

Supplemental information:
Interest paid	$1,841	$1,875	$1,070
Cancellation of notes payable from stockholder in exchange for common shares	$—	$11,101	$—

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BUSINESS STRATEGY:

Valence Technology, Inc. (with its subsidiaries, the “Company”) was founded in 1989 and has commercialized the industry’s first phosphate-based lithium-ion technology. The Company’s mission is to drive the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems by drawing on the numerous benefits of its Lithium Phosphate and Intelligent Pack technologies, the experience of its management team, and the significant market opportunity available to it.

In February 2002, the Company unveiled its Lithium Phosphate technology, which utilizes a phosphate-based cathode material. The Company believes that their Lithium Phosphate technology addresses the major weaknesses of existing technology while offering a solution that is competitive in cost and performance. The Company believes that by incorporating a phosphate-based cathode material, its Lithium Phosphate technology is able to offer greater thermal and electrochemical stability than traditional lithium-ion technologies, which will facilitate its adoption in large application markets not traditionally served by lithium-ion energy storage systems such as motive power, vehicular, portable appliances, telecommunications, and utility back-up systems. Currently, the Company offers its Lithium Phosphate technology in both cylindrical and polymer construction and has initiated the design of a prismatic cell.

The Company’s business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through a manufacturing plan that utilizes partnerships with contract manufacturers and internal manufacturing efforts through its wholly owned foreign enterprises (WOFEs) in China. These WOFEs initiated operations in late fiscal 2005. The market for Valence Lithium Phosphate technology will be developed by offering existing and new solutions that differentiate the Company’s products and its customers’ products in the large-format markets through the Company’s own product launches, such as the U-Charge(R) and EpochTM Energy Storage Systems, and through products designed by others. In addition, the Company expects to continue to pursue a licensing strategy as its Lithium Phosphate technology receives greater market acceptance.

The Company has the following subsidiaries:

Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

2. GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $536.3 million as of March 31, 2008. For the years ended March 31, 2008 and 2007, the Company sustained net losses available to common stockholders of $19.6 and $22.4 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $2.6 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next 12 months following March 31, 2008, nor does the Company anticipate product sales during fiscal 2009 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

Unless the Company’s product sales are greater than management currently forecasts or there are other changes to the Company’s business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of our existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the next 12 months.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 5, warranty liabilities as discussed in Note 12 and share based compensation as discussed in Note 14.  Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has the following subsidiaries:

Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Intercompany balances and transactions are eliminated upon consolidation.

RECLASSIFICATIONS:

Where appropriate, prior years’ financial statements have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY:

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash and cash equivalents. The Company provides an allowance for doubtful accounts based upon the expected ability to collect accounts receivable. Credit losses to date have been within the Company’s estimates.

Cash and cash equivalents are invested in deposits with a major financial institution. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, trade receivables, accounts payable and accrued expenses, the carrying values of which are a reasonable estimate of their fair values due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

PROPERTY, PLANT AND EQUIPMENT:

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful life or the remaining lease term.

Expenditures for renewals and betterments are capitalized; repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations.

INTELLECTUAL PROPERTY:

Intellectual property consists of acquired patents and capitalized patent costs and are recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the estimated remaining life of the patents.

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

REVENUE RECOGNITION:

Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and ability to collect is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company’s balance sheet. Products shipped to resellers with the rights of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Perpetual licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred.

WARRANTY:

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect the Company’s warranty liability include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Each quarter, the Company re-evaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. See Note 12 Commitments and Contingencies.

SHIPPING AND HANDLING COSTS:

In accordance with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs;” the Company recognizes as revenue amounts billed to customers related to shipping and handling with related expenses recorded as a component of cost of sales.

ADVERTISING COSTS:

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2008, 2007 and 2006 were $47,000, $87,000 and $87,000, respectively.

FOREIGN CURRENCY:

The assets and liabilities of the Company’s foreign subsidiaries have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations and cash flows have been translated using the average exchange rate during the year. Resulting translation adjustments have been recorded as a separate component of stockholders’ equity (deficit) as accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statement of operations as they occur.

STOCK-BASED COMPENSATION:

Prior to April 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123. SFAS 123R also supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the alternative to account for employee stock options under APB No. 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options to be recognized in the statement of operations, generally over the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting. SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. The Company adopted SFAS 123R on April 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning April 1, 2006 for all share-based payments granted on or after that date and for awards granted to employees prior to April 1, 2006 that remain unvested on that date. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. See Note 14 to the consolidated financial statements for disclosures required by SFAS 123R and related pronouncements.

COMPREHENSIVE INCOME/LOSS:

Comprehensive income/loss is the change in stockholder’s equity (deficit) from foreign currency translation gains and losses.

INCOME TAXES:

The Company utilizes the asset and liability method to account for income taxes where deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

	Year ended March 31,
	2008	2007	2006
Shares reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock	3,628,634	3,628,634	3,629,470
Common stock options	7,777,761	10,070,240	9,045,276
Warrants to purchase common stock	2,955,643	2,955,643	2,955,643
Total	14,362,038	16,654,517	15,630,389

The number of shares listed above as reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations.  At March 31, 2008, up to $431,000 in accrued dividends would be convertible into up to 97,673 shares of common stock based on the closing sales price of $4.41 on March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. The Company will adopt SFAS 161 on April 1, 2009. The Company is currently assessing the potential impact of SFAS 161 on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R) “Business Combinations” (“SFAS 141(R)”). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. the company believes that this new pronouncement will not have a material impact on its consolidated financial statements in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company’s current fiscal year. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. SFAS No. 157 is required to be adopted in the first quarter of the Company’s 2009 fiscal year.  The Company is still evaluating the effect, if any, on its financial position or results of operations.

4. IMPAIRMENT CHARGE:

An impairment charge of $154,000, $52,000, and $170,000 was recorded during the 2008, 2007, and 2006 fiscal years, respectively, pursuant to FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The charges in fiscal 2008 and 2007 relate to write downs of machinery and equipment. The charges in fiscal 2006 relate to certain portions of the Company’s information systems that are no longer in use.

5. INVENTORY:

Inventory consisted of the following at (in thousands):

	March 31,
	2008	2007
Raw materials	$1,485	$2,210
Work-in-process	4,140	3,116
Finished goods	3,279	2,589
Total Inventory	$8,904	$7,915

Included in inventory at March 31, 2008 and 2007 were valuation allowances of $2.0 million and $4.4 million, respectively, for scrap, obsolete inventory and to reduce their carrying values to lower of cost or market. Management has valued certain amounts of overhead absorption related to work-in-process based on estimates of completion at March 31, 2008.

6. PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following at (in thousands):

	March 31,
	2008	2007
Other receivables	$1,760	$1,460
Deposits	265	297
Prepaid insurance	73	78
Other prepaids	1,185	152
Total prepaids and other current assets	$3,283	$1,987

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and amortization and impairment, consisted of the following at (in thousands):

	March 31,
	2008	2007
Leasehold improvements	$1,141	$1,045
Machinery and equipment	5,319	4,400
Office and computer equipment	1,620	2,001
Construction in progress	407	462
Property, plant, and equipment, gross	8,487	7,908
Less: accumulated depreciation and amortization	(3,387)	(3,873)
Less: impairment	(10)	(38)
Total property, plant, and equipment, net	$5,090	$3,997

Depreciation expense was approximately $501,000, $925,000 and $810,000 for the fiscal years end March 31, 2008, 2007, and 2006, respectively.

8. INTELLECTUAL PROPERTY

Intellectual property consists primarily of stacked battery construction technology acquired from Telcordia Technologies, Inc. in 2000 and amortized over eight years.  Intellectual property, net of accumulated amortization and impairment, consisted of the following at (in thousands):

	March 31,
	2008	2007
Intellectual property, gross	$13,602	$13,602
Less: accumulated amortization	(5,051)	(4,930)
Less: impairment	(8,494)	(8,494)
Total intellectual property, net	$57	$178

Amortization expense was approximately $114,000, $110,000 and $113,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Amortization expense on intellectual property at March 31, 2008 will be approximately $57,000 for fiscal year 2009.

9. ACCRUED EXPENSES:

Accrued expenses consisted of the following at (in thousands):

	March 31,
	2008	2007
Accrued compensation	$486	$494
Taxes payable	1,501	752
Professional services	204	189
Warranty reserve	1,174	1,139
Other accrued expenses	2,476	1,649
Total accrued expenses	$5,841	$4,223

10. CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER:

On July 10, 2006, the Company issued convertible promissory notes in favor of Berg & Berg Enterprises, LLC (“Berg & Berg”), an affiliate of Carl Berg, the Company’s Chairman of the Board and managing member of Berg & Berg, in an aggregate principal amount of $2.0 million. On July 20, 2006 the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $1.0 million. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.73 and $1.33, respectively, the closing bid price of the Company’s common stock on July 9, 2006 and July 19, 2006. The notes and accrued interest were converted into a total of 1,885,302 common shares of the Company on July 25, 2006 at $1.73 and $1.38, respectively. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares may be traded only in compliance with the volume restrictions and other applicable restrictions.

On June 21, 2006, the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $2.0 million. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the conversion date, provided that the conversion price cannot be lower than $1.70, the closing bid price of the Company’s common stock on June 20, 2006. The notes and accrued interest were converted into a total of 1,188,332 common shares of the Company on July 25, 2006. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. Under Rule 144 of the Securities Act, these shares may be traded only in compliance with the volume restrictions and other applicable restrictions.

In February and March 2006, the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $6.0 million. The notes accrued interest at the annual rate of 8.0% and matured on March 30 and June 30, 2006. The principal amount of the notes, together with accrued interest, was converted into 2,965,870 shares of common stock of the Company, in accordance with their terms on April 3, 2006. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. Under Rule 144 of the Securities Act, these shares may be traded only in compliance with the volume restrictions and other applicable restrictions.

11. LONG-TERM DEBT:

Long-term debt consisted of the following at (in thousands):

	March 31,
	2008	2007
2005 Loan	$20,000	$20,000
Less: unaccreted debt discount	(1,036)	(1,516)
Long-term debt, less current portion	$18,964	$18,484

Long-term debt to stockholder consisted of the following at (in thousands):

	March 31,
	2008	2007
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(307)	(1,044)
Debt payable to stockholder	$34,643	$33,906

Principal payments of long-term debt are as follows (in thousands):

	Fiscal Year ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
2005 Loan	$—	$—	$20,000	$—	$—	$—	$20,000
2001 Loan	$—	$—	$20,000	$—	$—	$—	$20,000
1998 Loan	$—	$—	$14,950	$—	$—	$—	$14,950
Total debt to stockholder	$—	$—	$54,950	$—	$—	$—	$54,950

In June 2005, the Company obtained a $20.0 million funding commitment from Mr. Berg. On June 30, 2005, the Company drew down $2.5 million from this commitment in the form of a loan, which was repaid in full by the Company on July 13, 2005, including interest at an annual rate of 5.0%. The amount of Mr. Berg’s funding commitment was reduced in connection with the purchase of the Series C-2 Convertible Preferred Stock in July 2005 by Berg & Berg, the purchase of the Series C-1 Convertible Preferred Stock in December 2005 by Berg & Berg, and the convertible notes payable to stockholder discussed in Footnote 10.

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from a third party finance company, the full amount of which has been drawn down. The loan is guaranteed by Mr. Berg. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (5.38% as of March 31, 2008). The loan could not be prepaid in whole or in part on or prior to July 12, 2007. The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The fair value of the LIBOR rate cap agreement is included in other assets and marked-to-market on a quarterly basis.

The Company used $2.5 million of the proceeds from the loan to repay the June 30, 2005 draw from Mr. Berg’s funding commitment. In connection with the loan both the third party finance company and Mr. Berg received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share. The warrants are exercisable beginning on the date they were issued and will expire on July 13, 2008. The fair value assigned to these warrants, totaling approximately $2.037 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk free rate of 3.88%. Also in connection with the loan, the Company incurred a loan commitment fee and attorney’s fees which has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through March 31, 2008, a total of approximately $1.3 million has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

In October 2001, the Company entered into a loan agreement  with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, the Company and Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market) as an acceptable market for the listing of the Company’s common stock.

In conjunction with this loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. The warrant was exercisable beginning on the date it was issued and originally expired on August 30, 2005. In July 2005, the warrant was extended until September 30, 2008. The fair value assigned to this warrants, totaling approximately $5.1 million has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrant was valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through March 31, 2008, a total of $4.8 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2008, 2007 and 2006 were $1.6 million in each year. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the loan were $10.0 million and $8.3 million as of March 31, 2008 and 2007, respectively.

In July 1998, the Company entered into an amended loan agreement with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the amended loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2008, the Company had an outstanding balance of $15.0 million under this loan agreement. The loan bears interest at one percent over lender’s borrowing rate (approximately 9.0% at March 31, 2008). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, the Company and Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010. On November 8, 2002, the Company and Berg & Berg amended an affirmative covenant in the agreement to acknowledge the NASDAQ Capital Market as an acceptable market for the listing of the Company’s common stock. The accrued interest amounts for this loan were $11.5 million and $10.1 million as of March 31, 2008 and 2007, respectively.

All of our assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

12. COMMITMENTS AND CONTINGENCIES:

LEASES:

Total rent expense for the years ended March 31, 2008, 2007 and 2006 was approximately $470,000, $674,000 and $847,000, respectively. Future minimum payments on leases for fiscal years following March 31, 2008 are (in thousands):

2009	$457
2010	300
2011	71
2012	7
2013	7
Thereafter	—
Total minimum payments	$842

WARRANTIES:

The Company has established a warranty reserve in connection with the sale of N-Charge® Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems.

Product warranty liabilities are as follows at (in thousands):

	March 31,
	2008	2007
Beginning balance	$1,139	$1,509
Less: claims	(244)	(523)
Add: accruals	279	153
Ending balance	$1,174	$1,139

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

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of our commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court pending a final determination of the two reexaminations by the USPTO.

We are subject to, from time to time, various claims and litigation in the normal course of business. In our opinion, all pending legal matters will not have a material adverse impact on our consolidated financial statements.

13. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC  on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At March 31, 2008, $431,000 in preferred stock dividends had accrued.

In connection with the issue of the original issuance of the Series C Convertible Preferred Stock, in June 2003, the Company issued to the Series C Convertible Preferred Stock original holder a warrant to purchase 352,900 shares of the Company’s common stock. The warrant, which expired on June 2, 2008, had a purchase price of $5.00 per share. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8.61 million was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ending December 2, 2004.

14. SHARE BASED COMPENSATION:

Pursuant to the Company’s 1990 Stock Option Plan options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options vest as determined by the Board of Directors and are generally exercisable over a five-year period. Unvested options are canceled and returned to the plan upon an employee’s termination. Generally, vested options, not exercised within three months of termination, are also canceled and returned to the plan. The plan terminated on July 17, 2000, and as such, options may not be granted after that date. Options granted prior to July 17, 2000 expire no later than ten years from the date of grant.

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. At March 31, 2008, the Company had 236,820 shares available for grant under the 1996 Non-Employee Director’s Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal 2008, no shares were granted under this plan. At March 31, 2008, the Company had zero shares available for grant under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal 2008, 1,767,562 shares were granted under this plan. At March 31, 2008, the Company had 852,671 shares available for grant under the 2000 Plan.

Aggregate option activity is as follows (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at March 31, 2005	9,264	$5.94
Granted	1,978	2.74
Exercised	(542)	1.52
Canceled	(1,655)	4.36
Outstanding at March 31, 2006	9,045	4.97
Granted	2,776	1.66
Exercised	(174)	1.49
Canceled	(4,894)	4.78
Outstanding at March 31, 2007	6,753	3.84
Granted	1,761	1.51
Exercised	(197)	2.35
Canceled	(1,629)	5.17
Outstanding at March 31, 2008	6,688	$2.95	7.26	$14,696
Vested and expected to vest at March 31, 2008	6,245	$3.04	6.05	$5,126
Exercisable at March 31, 2008	2,257	$5.52	3.91	$2,400

The following table summarizes information about fixed stock options outstanding at March 31, 2008 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.99	4,573	8.6	$1.54	548	$1.46
$2.00	-	$4.62	1,171	6.5	3.07	765	3.38
$4.63	-	$10.06	833	1.5	6.73	833	6.73
$10.07	-	$20.00	10	2.5	13.84	10	13.84
$20.01	-	$34.62	101	1.9	32.93	101	32.93
$0.70	-	$34.62	6,688	7.3	$2.95	2,257	$5.52

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the years ended March 31, 2008, 2007 and 2006, $2.3 million, $1.6 million, and $173,000, respectively, of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at March 31, 2008 is $2.4 million and the intrinsic value of options exercised during 2008 is $122,000. For fiscal year 2006, compensation expense was not recorded in accordance with the provisions of SFAS 123, as amended by SFAS 148. Had compensation expense been recorded the pro forma net loss for the year ended March 31, 2006 would have been reported as follows (in thousands):

Net loss available to stockholders, as reported	$(32,924)
Add: stock-based compensation expense, net of related taxes	(2,388)
Net loss available to stockholders – pro forma	$(35,312)
Net loss available to stockholders per share, basic and diluted, as reported	$(0.37)
Net loss available to stockholders per share, basic and diluted, pro forma	$(0.40)

As of March 31, 2008 the Company had a total of $4.9 million in unrecognized compensation costs related to stock-based compensation that is expected to be recognized over a weighted average remaining service period of 2.0 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2008, 2007, and 2006:

	Year ended March 31,
	2008	2007	2006
Average expected life in years	5.9 years	5.0 years	5.0 years
Average expected volatility	80.49%	82.36%	92.73%
Weighted average risk-free interest rate	4.27%	4.34%	4.17%
Dividend yield	None	None	None

15. SIGNIFICANT CUSTOMERS

Over the last three fiscal years, a limited number of our customers have accounted for a significant portion of our revenues as follows (in thousands):

	Year ended March 31,
	2008	2007	2006
Segway, Inc.	55%	60%	53%
D&H Distributing Co., Inc.	6%	9%	12%
The Tanfield Group, PLC	12%	—%	—%
Percent of total revenue	73%	69%	65%
Percent of total trade accounts receivable	85%	75%	72%

16. INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2008, 2007 or 2006 due to the uncertainty of Valence generating taxable income to utilize its net operating loss carryforwards.  The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

	Year ended March 31,
	2008	2007	2006
Federal tax benefit at statutory rate	$(6,610)	$(7,565)	$(11,126)
Effect of foreign operations	4,923	4,765	4,874
Impact of change in Texas tax law	(1,194)	1,292	—
State tax provision	(20)	(4)	(935)
Permanent items and other	(20)	383	(157)
Stock compensation	756	—	—
Research and experimentation credit	(45)	(277)	(146)
Expired net operating losses	1,472	—	—
Change in valuation allowance	1,738	1,406	7,490
Tax provision (benefit)	$—	$—	$—

The components of the net deferred tax asset were as follows at (in thousands):

	March 31,
	2008	2007
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities and other	$688	$827
Valuation allowance for current deferred tax assets	(687)	(827)
Net current deferred tax assets	1	—
Non-current deferred tax assets:
Stock compensation	194	195
Research and experimentation credit carryforwards	2.220	2,175
Net operating loss carryforwards – federal and state	68,961	70,151
Net operating loss carryforwards – foreign	48,061	49,203
Impairment reserve	731	740
Imputed interest	—	1,122
State tax credits	1,194	—
Accrued interest	2,044	—
Valuation allowance for non-current deferred tax assets	(123,222)	(123,457)
Net non-current deferred tax assets	183	129
Deferred tax liabilities:
Non-current deferred tax liabilities:
Depreciation and amortization	(184)	(129)
Total non-current deferred tax liability	(184)	(129)
Net current deferred tax asset (liability)	$1	$—
Net non-current deferred tax asset (liability)	$(1)	$—

At March 31, 2008, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $202 million.  The valuation allowance decreased by approximately $375,000 during the year ended March 31, 2008. The net decrease resulted from a gross decrease of $1.1 million related to the an adjustment to the gross deferred tax assets, a gross decrease of $475,000 due to operating losses not benefitted and a gross increase to tax credits of $1.2 million. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital.

The carryforwards expire from 2009 to 2028, if not used before such time to offset future taxable income.

For federal tax purposes, the Company’s net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.  The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $161.9 million.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on April 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007 and also at March 31, 2008, the Company had no material unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

17. EMPLOYEE BENEFIT PLAN

Valence has a 401(k) plan as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for the tax deferral of compensation by all eligible employees. All U.S. employees meeting certain minimum age and service requirements are eligible to participate under the 401(k) Plan.

Under the 401(k) Plan, participants may voluntarily defer up to 25% of their paid compensation, subject to specified annual limitations. The 401(k) Plan does not provide for contributions by the Company.

18. RELATED PARTY TRANSACTIONS

On April 24, 2008, Berg & Berg, an affiliate of the Chairman of the Company’s Board of Directors, exercised a warrant to purchase 600,000 shares of the Company’s common stock.  The purchase price was $2.74 per share as set forth in the warrant.  On July 13, 2005, Valence Technology, Inc., entered into an agreement with SFT I, Inc., providing for a $20 million loan to Valence.  In exchange for entry into the loan agreement and the guaranty of the loan, SFT 1, Inc. and Berg & Berg were each issued three year warrants to purchase 600,000 shares of the Company’s common stock, at $2.74 per share, the closing price of the Company’s common stock on July 12, 2005.

On February 21, 2008, Berg & Berg advanced to the Company $1.0 million. On February 27, 2008, this $1.0 million was credited in full against the purchase of 280,112 shares of the Company’s common stock with a purchase price of $3.57 per share, the closing bid price of the Company’s common stock as of February 27, 2008.

On February 22, 2008, Berg & Berg purchased 330,033 shares of the Company’s common stock for $1.0 million. The purchase price of $3.03 per share equaled the closing bid price of the Company’s common stock as of February 21, 2008.

On February 8, 2008, Berg & Berg purchased 492,611 shares of the Company’s common stock for $1.0 million. The purchase price of $2.03 per share equaled the closing bid price of the Company’s common stock as of February 7, 2008.

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

On April 19, 2007, West Coast Venture Capital, an affiliate of Carl Berg, purchased 925,926 shares of the Company’s common stock for $1.0 million. The purchase price of $1.08 per share equaled the closing bid price of the Company’s common stock as of April 18, 2007.

On April 5, 2007, West Coast Venture Capital purchased 970,874 shares of the Company’s common stock for $1.0 million. The purchase price of $1.03 per share equaled the closing bid price of the Company’s common stock as of April 4, 2007.

On January 1, 1998, the Company granted  to Mr. Lev Dawson, the Company’s then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares pursuant to the Company’s

1990 Plan and a nonstatutory option to purchase 660,494 shares  pursuant to the Company’s 1990 Plan; Mr. Dawson was granted a nonstatutory option to purchase 300,000 shares outside of any equity plan of the Company. The exercise price of all three options was $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the nonstatutory options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The nonstatutory options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750  and $1,518,750  secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Under each of the notes, interest from the issuance date accrued on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever was less.  Interest was due annually and was paid through March 4, 2005.  On April 20, 2005, the Company’s Board of Directors approved a resolution to extend the maturity dates of the notes from September 5, 2005 to September 5, 2007.  As of September 5, 2007, principal and interest amounts of $4.9 million and $301,000 were outstanding under the notes.  On September 5, 2007, Mr. Dawson defaulted on the notes and surrendered his shares to the Company.

19. SEGMENT AND GEOGRAPHIC INFORMATION:

The Company’s chief operating decision makers are its Chairman and Chief Executive Officers, who review operating results to make decisions about resource allocation and to assess performance. The Company’s chief operating decision makers view results of operations as a single operating segment and the development and marketing of the Company’s battery  technology. The Company’s Chairman and Chief Executive Officer have organized the Company functionally to develop, market, and manufacture battery systems. The Company conducts its business in two geographic regions.

Long-lived asset information by geographic area is as follows (in thousands):

	March 31,
	2008	2007
United States	$340	$657
International	4,807	3,518
Total	$5,147	$4,175

Revenues by geographic area are as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
United States	$15,782	$14,579	$15,796
International	4,995	2,095	1,418
Total	$20,777	$16,674	$17,214

20. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables present selected unaudited consolidated statement of operation and balance sheet information for each of the quarters in the years ended March 31, 2008 and 2007 (in thousands, except per share data):

	For the Year Ended March 31, 2008,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$4,052	$5,552	$3,378	$7,795	$20,777
Gross margin (loss)	525	663	(35)	668	1,821
Operating loss	(2,976)	(3,438)	(4,326)	(3,611)	(14,351)
Net loss available to common stockholders	(4,380)	(4,872)	(5,746)	(4,615)	(19,613)
Basic and diluted EPS (1)	$(0.04)	$(0.04)	$(0.05)	$(0.05)	$(0.18)

	For the Year Ended March 31, 2007,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$3,168	$6,376	$2,318	$4,812	$16,674
Gross margin (loss)	22	1,079	(464)	(329)	308
Operating loss	(4,160)	(3,142)	(4,458)	(4,458)	(16,218)
Net loss available to common stockholders	(5,657)	(4,768)	(5,962)	(6,036)	(22,423)
Basic and diluted EPS (1)	$(0.06)	$(0.05)	$(0.06)	$(0.05)	$(0.22)

(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

21. SUBSEQUENT EVENTS:

The Company has decided to discontinue the N-Charge® Lithium Phosphate Energy Storage Systems product line during calendar year 2008 and to focus on its EpochTM and U-Charge® Energy Storage Systems.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 21, 2006 the Company dismissed Deloitte & Touche, LLP as the Company’s independent registered public accounting firm. Effective the same day the Company appointed Helin, Donovan, Trubee & Wilkinson, LLP to serve as its principal independent registered public accounting firm for the fiscal year ending March 31, 2007.

On January 22, 2007, the Company was informed that its principal independent registered public accounting firm, Helin, Donovan, Trubee & Wilkinson, LLP, or HDT&W, had consummated a merger with Pohl, McNabola, Berg & Co., LLP located in San Francisco, California. The name of the post-merger firm is PMB Helin Donovan, LLP and the post-merger firm has succeeded HDT&W as our principal independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation and Conclusion of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2008 as discussed below.

Management’s Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), as amended) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.  While this did not result in any audit adjustments to the financial statements of our company and subsidiaries, this condition did result in changes to our foreign currency translation and consolidation procedures, which are material in the aggregate and necessary to present the annual audited consolidated financial statements in accordance with generally accepted accounting principles.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation Plans

In order to address and correct the deficiencies identified above, management has taken and will continue to take corrective actions including, where appropriate: (i) strengthening the expertise and minimum competency requirements for critical accounting and financial reporting positions, (ii) replacing and/or adding personnel with the appropriate expertise to our accounting and financial reporting functions in the Company’s operating and corporate segments to review and monitor transactions, accounting processes and control activities more effectively, and (iii) implementing new controls and procedures to assure the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2008, we amended our consolidation procedures to include a more thorough review and analysis of the foreign currency effects on reported cash flows and engaged a consulting firm to assist with consolidation and financial reporting requirements.  The above-described changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 represent changes that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries Austin, Texas

We have audited Valence Technology, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:

Management determined there were an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.  While this did not result in any audit adjustments to the financial statements of the Company, this condition did result in significant adjustments to the foreign currency translation and consolidation processes, which are material in the aggregate and necessary to present the annual audited consolidated financial statements in accordance with generally accepted accounting principles.  In light of the actual adjustments to procedures required and the effect on the financial statement presentation and related disclosures in the financial statements, management determined there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2008, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2008, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008, of the Company and our report dated June 16, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning substantial doubt about the Company’s ability to continue as a going concern on those consolidated financial statements.

Pmb Helin Donovan, Llp

Austin, Texas

June 16, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information regarding related party transactions may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” pursuant to Financial Reporting Release No. 61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The following consolidated financial statements of Valence Technology, Inc. and Subsidiaries contained under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of March 31, 2008 and 2007 Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2008, 2007 and 2006 Consolidated Statements of Stockholders’ Deficit for the years ended March 31, 2008, 2007 and 2006 Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits:

EXHIBIT INDEX

The following exhibits are included as part of this filing and incorporated herein by this reference:

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company

Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to the exhibit so described in the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.
3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.
3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.
3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

4.1	Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC

Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

4.2	Warrant to Purchase Common Stock, issued June 2, 2003 to Riverview Group LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June 3, 2003.
4.3	Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1990

Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.4	Amendment No. 1 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 15, 1991 (subsequently transferred to Berg & Berg Enterprises, LLC)

Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.5	Amendment No. 2 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)

Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.6	Amendment No. 3 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated August 17, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)

Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.7	Amendment No. 4 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated September 1, 1997 (subsequently transferred to Berg & Berg Enterprises, LLC)

Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

4.8	Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998.
4.9	Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)

Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

4.10	Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated December 11, 1998, and filed with the Securities and Exchange Commission on December 21, 1998.
4.11	Amendment No. 7 to Original Loan Agreement between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001

Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.12

Amendment No. 8 to Original Loan Agreement and Amendment to Second  Amended Promissory Note between the Company and Berg & Berg  Enterprises, LLC (previously with Baccarat  Electronics, Inc.), dated February 11, 2002

Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

4.13	Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC

Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.14	Security Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC

Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.15	Promissory Note dated October 5, 2001 issued by the Company to Berg & Berg Enterprises, LLC

Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.16	Amendment to Loan Agreements with Berg & Berg dated November 8, 2002 (Amendment No. 1 to October 5, 2001 Loan Agreement and Amendment No. 9 to 1990 Baccarat Loan Agreement)

Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

4.17	Amendment to Loan Agreements with Berg & Berg dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.
4.18	Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.19	Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.
4.20	Option Agreement, dated as of July 8, 2005, by and between Valence Technology, Inc. and James R. Akridge	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 15, 2005, filed with the Securities and Exchange Commission on July 18, 2005.
4.21	Amendment No. 11 and Amendment No. 3 to Loan Agreements, dated as of July 1, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.
4.22	Amendment No. 12 and Amendment No. 4 to Loan Agreements, dated as of July 13, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.
4.23	Amendment No. 13 and Amendment No. 5 to Loan Agreements, dated as of June 12, 2008	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.
10.1	1990 Stock Option Plan as amended on October 3, 1997	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No 333-43203) filed with the Securities and Exchange Commission on December 24, 1997.
10.2	1996 Non-Employee Directors’ Stock Option Plan as amended on October 3, 1997	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999.
10.3	Valence Technology, Inc. Amended and Restated 2000 Stock Option Plan	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange Commission on December 6, 2002.
10.4	Form of Indemnification Agreement entered into between the Company and its Directors and Officers

Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission on June 29, 2000.

10.5	Registration Rights Agreement with West Coast Venture Capital, Inc. (the 1981 Kara Ann Berg Trust) dated January 13, 2001

Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on July 2, 2001.

10.6	Securities Purchase Agreement, dated November 30, 2004	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.
10.7	Amendment and Exchange Agreement, dated November 30, 2004	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

10.8	Loan Agreement dated July 13, 2005, by and between Valence Technology, Inc. and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.
10.9	Registration Rights Agreement dated July 13, 2005 by and between Valence Technology, Inc. and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.
10.10	Assignment Agreement, dated July 14, 2005, by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.
10.11	Letter Agreement, effective March 13, 2007, by and between Valence Technology, Inc. and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.
10.12	Letter Agreement, effective September 9, 2005, by and between Valence Technology, Inc. and Thomas F. Mezger	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated September 9, 2005, filed with the Securities and Exchange Commission on September 14, 2005.
10.13	Assignment Agreement, dated December 14, 2005, by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.
10.14	Controlled Equity Offering Sales Agreement, dated April 13, 2006, by and between Valence Technology, Inc. and Cantor Fitzgerald & Co.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated April 13, 2006, filed with the Securities and Exchange Commission on April 13, 2006.
10.15	Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.16	Employment Letter Agreement by and between Valence Technology, Inc. and Galen H. Fischer	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 13, 2008, filed with the Securities and Exchange Commission on February 19, 2008.
10.17	At Market Issuance Sales Agreement, dated February 22, 2008, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.
10.18	Severance Agreement and Release, dated February 15, 2008, by and between Thomas Mezger and Valence Technology, Inc.	Filed herewith.

21.1	List of subsidiaries of the Company	Filed herewith.
23.1	Consent of Deloitte & Touch, LLP, an Independent Registered Public Accounting Firm	Filed herewith.
23.2	Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm	Filed herewith.
24.1	Power of Attorney	Included in signature page.
31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Galen Fischer, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Galen Fischer, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALENCE TECHNOLOGY, INC.

Dated: June 16, 2008

/s/ Robert L. Kanode

Robert L. Kanode
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert L. Kanode and Galen Fischer, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date
President and Chief Executive Officer
/s/ Robert L. Kanode	(Principal Executive Officer) and Director	June 16, 2008
Robert L. Kanode

Chief Financial Officer (Principal Financial
/s/ Galen Fischer	and Accounting Officer)	June 16, 2008
Galen Fischer

/s/ Carl E. Berg	Director and Chairman of the Board	June 16, 2008
Carl E. Berg

/s/ Vassilis G. Keramidas	Director	June 16, 2008
Vassilis G. Keramidas

/s/ John J. Locy	Director	June 16, 2008
John J. Locy

/s/ Bert C. Roberts, Jr.	Director	June 16, 2008
Bert C. Roberts, Jr.