Form 10-Q
period 2008-06-30
VALENCE TECHNOLOGY INC
filed 2008-08-11
CIK 885551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-20028

VALENCE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0214673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12201 Technology Blvd., Suite 150, Austin, Texas	78727
(Address of principal executive offices)	(Zip Code)

(512) 527-2900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes    ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value of $0.001 per share, outstanding at August 1, 2008 was 117,168,621.

VALENCE TECHNOLOGY, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited).

Valence Technology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,503	$2,616
Trade receivables, net of allowance of $102 and $123	13,663	7,208
Inventory, net	9,971	8,904
Prepaid expenses and other current assets	5,014	3,283
Total current assets	31,151	22,011

Property, plant and equipment, net	5,570	5,090
Intellectual property, net	29	57
Total assets	$36,750	$27,158

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,289	$4,214
Accrued expenses	6,774	5,841
Deferred revenue	1,024	756
Short term notes payable	2,500	—
Total current liabilities	20,587	10,811

Long-term interest payable to stockholder	22,187	21,447
Long-term debt, net of debt discount	19,084	18,964
Long-term debt to stockholder, net of debt discount	34,674	34,643

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of June 30, 2008 and March 31, 2008, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 116,915,153 shares issued and 118,718,297 shares outstanding as of June 30, 2008 and 117,439,248 shares issued and 115,636,104 shares outstanding as of March 31, 2008	119	117
Additional paid-in-capital	482,029	477,657
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(541,826)	(536,260)
Accumulated other comprehensive loss	(3,550)	(3,667)

Total stockholders’ deficit	(68,392)	(67,317)

Total liabilities, preferred stock and stockholders’ deficit	$36,750	$27,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue:
Battery and system sales	$10,886	$3,967
Licensing and royalty revenue	104	85

Total revenues	10,990	4,052

Cost of sales (1)	11,016	3,527

Gross margin / (loss)	(26)	525

Operating expenses:
Research and product development (1)	1,159	817
Marketing (1)	806	489
General and administrative (1)	2,525	2,001
Depreciation and amortization	137	173
(Gain) / loss on disposal of assets	(6)	21

Total operating expenses	4,621	3,501

Operating loss	(4,647)	(2,976)

Foreign exchange gain / (loss)	470	188
Interest and other income	4	7
Interest and other expense	(1,350)	(1,556)

Net loss	$(5,523)	$(4,337)

Dividends on preferred stock	(43)	(43)

Net loss available to common stockholders, basic and diluted	$(5,566)	$(4,380)

Other comprehensive loss:
Net loss	$(5,523)	$(4,337)
Change in foreign currency translation adjustments	117	(67)

Comprehensive loss	$(5,406)	$(4,404)

Net loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.04)
Shares used in computing net loss per share available to common stockholders, basic and diluted	116,396	108,439

(1) Includes stock-based compensation as follows:

Cost of sales	$9	$—
Research and product development	58	65
Marketing	122	63
General and administrative	385	322
Total stock-based compensation	$574	$450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,523)	$(4,337)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	402	253
(Gain) / loss on disposal of assets	(6)	21
Bad debt expense (recoveries)	(20)	49
Accretion of debt discount and other	881	304
Share-based compensation	574	450
Changes in operating assets and liabilities:
Trade receivable	(6,436)	991
Inventory	(1,067)	326
Prepaid and other current assets	(1,730)	(73)
Accounts payable	6,074	(480)
Accrued expenses and long-term interest	900	566
Deferred revenue	269	(68)

Net cash used in operating activities	(5,682)	(1,998)

Cash flows from investing activities:
Purchases of property, plant and equipment	(776)	(359)
Proceeds from disposal of property, plant and equipment	6	1

Net cash used in investing activities	(770)	(358)

Cash flows from financing activities:
Proceeds from short term loans	2,500	—
Proceeds from stock option exercises	638	—
Proceeds from issuance of common stock and warrants, net of issuance costs	3,162	4,000

Net cash provided by financing activities	6,300	4,000

Effect of foreign exchange rates on cash and cash equivalents	39	1

Increase / (decrease) in cash and cash equivalents	(113)	1,645
Cash and cash equivalents, beginning of period	2,616	1,168
Cash and cash equivalents, end of period	$2,503	$2,813

Supplemental information:
Interest paid	$351	$479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

1.                         INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of June 30, 2008, its consolidated results of operations for each of the three-month periods ended June 30, 2008 and June 30, 2007, and the consolidated cash flows for the three-month periods ended June 30, 2008 and June 30, 2007. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2008. The results for the three-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009. The year-end condensed consolidated balance sheet data as of March 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.                         BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. Valence develops, manufactures and sells high-energy power systems utilizing its proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles.  The Company’s objective is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish its objectives and address the significant market opportunity it believes is available to it, the Company utilizes the numerous benefits of its latest energy storage technology, deep intellectual property portfolio and extensive experience of its management team.

In November 2007, Valence announced Epoch™, its third generation of Lithium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2009. Epoch™ features the Company’s safe, long-life lithium phosphate technology, which utilizes a phosphate-based cathode material. The Company believes that the advanced functionality and programmability of the Epoch™ energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. Epoch™ lithium phosphate energy storage systems addresses the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. Valence believes that Epoch™ energy storage systems offer design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium-ion solutions.

The Company’s business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through the Company’s two wholly -owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. Valence expects to develop target markets through the sales of Epoch™ Lithium Phosphate Energy Storage Systems and custom lithium phosphate energy storage systems based on programmable Epoch™ Command and Control Logic. In addition, Valence expects to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

The Company has the following subsidiaries:

Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $541.8  million as of June 30, 2008. For the three-month periods ended June 30, 2008 and June 30, 2007, the Company sustained net losses available to common stockholders of $5.6 and $4.3 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At June 30, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $2.5 million. The Company expects that its sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales and royalties during fiscal 2009 will be insufficient to cover the Company’s operating expenses.  Management depends upon their ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements. Unless the Company’s product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of the Company’s existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

3.                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and ability to collect is reasonably assured. For some sales to customers in foreign jurisdictions where retention of title is needed to perfect a security interest, the Company retains title to products shipped, similar to a lien under the U.S. Uniform Commercial Code. For these sales, all other revenue recognition criteria are met for these shipments and neither the customer nor the Company can rescind the transaction. Accordingly, the Company recognizes this revenue when the product is shipped. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company’s balance sheet. Products shipped to resellers with right of return are included in finished goods inventory as the Company retains title to the products.  For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to its end customers or its inventory reporting. For direct customers, the Company estimates a return rate percentage based upon the Company’s historical experience. From time to time the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Perpetual licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the allowance for bad debt, the amount of inventory reserves and inventory overhead absorption, warranty liabilities, and share based compensation.  Actual results could differ from those estimates.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” , which excludes from the scope of this provision arrangements accounted for under SFAS 13, “Accounting for Leases”. SFAS 157 is also amended by FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 on April 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement 115”. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on April 1, 2008 as required. The adoption of SFAS 159 did not have a significant impact on the Company’s financial position or results of operations as the Company did not elect the fair value option for items within the scope of this statement.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations—a replacement of FASB Statement 141” , which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the requirements of SFAS 161 and have not yet determined the impact on the Company’s consolidated financial statements.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-month periods ended June 30, 2008 and June 30, 2007 were as follows:

	Three Months Ended June 30,
	2008	2007
Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634
Common stock options reserved	7,500,843	9,945,971
Warrants to purchase common stock	2,955,643	2,955,643
Total	14,085,120	16,530,248

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock do not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. At June 30, 2008, up to $474,000 in accrued dividends would be convertible into up to 106,998 shares of common stock based on the closing sales price of $4.43 per share on June 30, 2008.

4.                         INVENTORY:

Inventory consisted of the following (in thousands) at:

	June 30, 2008	March 31, 2008

Raw materials	$2,850	$1,485
Work in process	4,338	4,140
Finished goods	2,783	3,279
Total inventory	$9,971	$8,904

Included in inventory at June 30, 2008 and March 31, 2008 were valuation allowances of $4.5 million and $2.0 million to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at June 30, 2008.

5.                         PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	June 30, 2008	March 31, 2008

Leasehold improvements	$1,162	$1,141
Machinery and equipment	5,826	5,319
Office and computer equipment	1,637	1,620
Construction in progress	582	407
Total cost	9,207	8,487
Less: accumulated depreciation	(3,637)	(3,397)
Total cost, net of depreciation	$5,570	$5,090

6.                         INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

	June 30, 2008	March 31, 2008

Intellectual property before impairment	$13,602	$13,602
Less: accumulated amortization	(5,079)	(5,051)
Less: impairment	(8,494)	(8,494)
Intellectual property, net	$29	$57

Amortization expense was approximately $29,000 for the three-month periods ended June 30, 2008 and June 30, 2007.

7.                         LONG TERM DEBT:

(in thousands)	June 30, 2008	March 31, 2008

2005 Loan balance	$20,000	$20,000
Unaccreted debt discount	(916)	(1,036)
Balance	$19,084	$18,964

2001 Loan from stockholder balance	20,000	$20,000
1998 Loan from stockholder balance	14,950	14,950
Unaccreted debt discount	(276)	(307)
Balance	$34,674	$34,643

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The loan is guaranteed by Mr. Carl Berg, chairman of the Board of Directors and the Company’s principal stockholder. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16 th of 1.0%, plus 4.0% (6.45% as of June 30, 2008). The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. As of June 30, 2008, no amounts have been paid on the loan.  In connection with the loan, the Company purchased a rate cap agreement to protect against fluctuations in LIBOR for the full amount of the loan for a period of three years. The fair value of the LIBOR rate cap agreement is included in other assets and marked-to-market on a quarterly basis.

In connection with the loan, both SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”), an affiliate of Mr. Berg, each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 6.45% volatility, and a risk free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed a cashless exercise of its warrants on June 4, 2008 and June 27, 2008 and received a total 230,767 common stock shares upon completion of the cashless exercise. Also in connection with the loan, the Company incurred a loan commitment fee and attorney’s fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through June 30, 2008, a total of approximately $1.4 million has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. The warrants were exercisable beginning on the date they were issued and originally expired on August 30, 2005. In July 2005, the warrants were extended until September 30, 2008. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through June 30, 2008, a total of $5.0 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three-month periods ended June 30, 2008 and June 30, 2007 were $404,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $10.4 million and $10.0 million as of June 30, 2008 and March 31, 2008, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of June 30, 2008, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at June 30, 2008). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, the Company and Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010. The accrued interest amounts for the 1998 Loan were $11.8 million and $11.5 million as of June 30, 2008 and March 31, 2008, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

8.                         COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge® Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $1.3 million and $1.2 million as of June 30, 2008 and March 31, 2008, respectively.

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

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Patent No. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and the Company has filed a response denying the allegations in the amended complaint. The action has been stayed by the Court pending a final determination of the two reexaminations by the USPTO.

The Company is subject to, from time to time, various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse impact on its consolidated financial statements.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At June 30 2008, $474,000 in preferred stock dividends had accrued.

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

10.                       SHARE BASED COMPENSATION:

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director will receive an initial stock option of 100,000 shares on the date of the adoption of the plan. During the first three months of fiscal 2009, no shares were granted under this plan. At June 30, 2008, the Company has 236,820 shares available for grant under the 1996 Non-Employee Director’s Stock Option Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first three months of fiscal 2009, 16,500 shares were granted under this plan. At June 30, 2008, the Company had 1,087,875 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2008	6,688	$2.95
Granted	17	3.17
Exercised	(277)	1.69
Canceled	(252)	3.14
Balance at June 30, 2008	6,176	$2.97

The following table summarizes information about fixed stock options outstanding at June 30, 2008 (shares in thousands):

	Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.63 - $1.99	4,335	8.41	$1.54	488	$1.45
$1.99 - $4.62	1,015	6.22	3.12	680	3.44
$4.62 - $10.06	715	1.49	7.03	715	7.03
$10.06 - $15.75	10	2.25	13.84	10	13.84
$15.75 - $23.56	—	—	—	—	—
$23.56 - $34.62	101	1.67	32.93	101	32.93
$0.63 - $34.62	6,176	7.13	$2.97	1,994	$5.78

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended June 30, 2008 and June 30, 2007, $574,000 and $450,000 of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at June 30, 2008 is $2.1 million. There were 276,918 options exercised during the three-month period ended June 30, 2008.

As of June 30, 2008 the Company had a total of $4.5 million in compensation costs related to stock-based compensation to recognize over a remaining service period of 2.0 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2009 and 2008:

	June 30, 2008	March 31, 2008
Weighted average risk-free interest rate	2.87%	4.27%
Average expected life in years	6.1 years	5.9 years
Average expected volatility	82.92%	80.49%
Dividend yield	None	None

11.                       RELATED PARTY TRANSACTIONS:

On July 23, 2008, Berg & Berg advanced to the Company $3.0 million as a loan to be used to cover working capital requirements.  In connection therewith, the Company executed a promissory note (the “$3.0 Million Promissory Note”) in the aggregate principal amount of $3.0 million in favor of Berg & Berg.  The $3.0 Million Promissory Note is payable on September 15, 2008 and bears interest at a rate of 8.0% per annum.  At the election of Berg & Berg, all principal and accrued but unpaid interest then outstanding under the $3.0 Million Promissory Note may be used as full or partial, as the case may be, satisfaction of the purchase price of the Company’s equity securities in the event that Berg & Berg purchases any of the Company’s equity securities after the date of the $3.0 Million Promissory Note.  This is the second working capital loan installment made pursuant to an agreement between the Company and Berg & Berg discussed in the paragraph below whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order to supplement the Company’s working capital and other financial needs.  Currently, the Company has up to $4.5 million in principal amount of working capital loans remaining under the agreement.

On June 26, 2008, Berg & Berg advanced to the Company $2.5 million as a loan to be used to cover working capital requirements.  Subsequently, Berg & Berg and the Company entered into an agreement whereby Berg & Berg agreed to provide for up to $10.0 million in such interim working capital loans from time to time in order for Berg & Berg and/or certain of its affiliates to supplement the Company’s working capital and other financial needs.  In connection therewith, on July 2, 2008, the Company executed a promissory note (the “$2.5 Million Promissory Note”) in aggregate principal amount of $2.5 million in favor of Berg & Berg for the initial advance.  The $2.5 Million Promissory Note is payable on September 15, 2008 and bears interest at a rate of 8.0% per annum.  At the election of Berg & Berg, all principal and accrued but unpaid interest then outstanding under the $2.5 Million Promissory Note may be used as full or partial, as the case may be, satisfaction of the purchase price of the Company’s equity securities in the event Berg & Berg purchases any of the Company’s equity securities after the date of the $2.5 Million Promissory Note.

On April 24, 2008, Berg & Berg exercised a warrant to purchase 600,000 shares of the Company’s common stock.  The purchase price was $2.74 per share as set forth in the warrant.  On July 13, 2005, the Company entered into an agreement with SFT I, Inc., providing for a $20.0 million loan to the Company.  In exchange for entry into the loan agreement and the guaranty of the loan, SFT I, Inc. and Berg & Berg were each issued three -year warrants to purchase 600,000 shares of the Company’s common stock, at $2.74 per share, the closing price of the Company’s common stock on July 12, 2005.

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

Long-lived asset information by geographic area is as follows (in thousands):

	June 30, 2008	March 31, 2008
United States	$385	$340
International	5,185	4,807
Total	$5,570	$5,147

Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
United States	$5,850	$3,870
International	5,140	182
Total	$10,990	$4,052

13.                       SUBSEQUENT EVENTS:

During June 2008, certain accounts receivable from The Tanfield Group, PLC (“Tanfield”), a U. K. customer, aggregating approximately $5.7 million, became significantly past due. On July 1, 2008, Tanfield announced a marked slowdown in their markets and therefore revised their strategy to expect significantly lower growth than previously forecasted. On July 30, 2008, the Company signed an agreement (the “Agreement”) with Tanfield that provided for the amounts owed plus interest thereon to be repaid in installments of $1.7 million on July 31, 2008, $1.6 million on August 14, 2008, $1.6 million on September 6, 2008, and $1.1 million on September 27, 2008. On July 31, 2008, as per the agreement, Tanfield paid $1.7 million to the Company. After the $1.7 million payment received July 31, 2008, Tanfield owed the Company approximately $4.0 million.

The agreement also provides for reclamation of the goods sold to Tanfield by the Company in the event of default. This agreement further perfected a security interest in the event of default on the payments.  The Company could incur a loss if Tanfield does not make the remaining agreed upon payments, which could be mitigated by the reclamation of the related inventory. However, the Company is unable to reasonably estimate the amount of loss, if any, due to default on these payments or the offsetting value of reclaimed inventory. Accordingly, as of June 30, 2008, the Company has not accrued a reserve against the remaining unpaid $4.0 million receivable balance.

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

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009 or any other period.

Overview

We were founded in 1989 and have commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles.  Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To address the significant market opportunity we believe is available, we utilize the numerous benefits of our latest energy storage technology, deep intellectual property portfolio and extensive experience of our management team.

In November 2007, we announced Epoch™, our third generation of Lithium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2009. Epoch™ features our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the advanced functionality and programmability of the Epoch™ energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. Epoch™ lithium phosphate energy storage systems addresses the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. We believe that Epoch™ energy storage systems offer design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium-ion solutions.

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

Our business strategy is being implemented in three phases, each building on the previous one:

•                  Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our technology in our patented polymer construction. During this phase, we introduced the N-Charge® Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers.  We have discontinued the sale of our N-Charge products.

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

Our business headquarters is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development center is in Suzhou, China.  We have the following subsidiaries:  Valence Technology (Nevada), Inc., Valence Technology Cayman Islands, Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

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

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition. Our accounting policies are described in the Notes to Condensed Consolidated Financial Statements, Note 3, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates:

Revenue Recognition

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties pursuant to technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. For some sales to customers in foreign jurisdictions where retention of title is needed to perfect a security interest, we retain title to products shipped, similar to a lien under the U.S. Uniform Commercial Code. For these sales, all other revenue recognition criteria is met for these shipments and neither we nor the customer can rescind the transaction. Accordingly, we recognize this revenue when the product is shipped. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with right of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments.  These are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the first quarter) ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,
	2008		2007
(dollars in thousands)	Total	% of Revenue	Total	% of Revenue
Battery and systems sales	$10,886	99%	$3,967	98%
Licensing and royalty revenue	104	1%	85	2%
Total revenues	10,990	100%	4,052	100%

Gross margin profit (loss)	(26)	0%	525	13%
Operating expenses	4,621	42%	3,501	86%
Operating loss	(4,647)	(42)%	(2,976)	(73)%
Net loss	$(5,523)	(50)%	$(4,337)	(107)%

Revenues and Gross Margin

Battery and System Sales .. Battery and systems sales totaled $10.9 million for the three months ended June 30, 2008, as compared to $4.0 million for the three months ended June 30, 2007. The increase in revenues was primarily due to sales to a new customer, Tanfield, of $4.2 million as well as an increase in sales to Segway of $1.6 million ($4.2 million compared to $2.5 million in the same period last year). We had $1,024,000 and $756,000 in deferred revenue on our balance sheet at June 30, 2008 and March 31, 2008, respectively, primarily related to sales shipping in the end of the quarter. Tanfield sales accounted for 38% and 0% of our product sales for the first fiscal quarter in 2009 and 2008, respectively. As discussed in Note 13, Subsequent Events, to the accompanying financial statements, Tanfield has revised their strategy to expect significantly lower growth than previously forecasted. We halted shipments to Tanfield in June and how much, if any, future revenues we may receive from sales to Tanfield is uncertain.  Segway sales accounted for 38% and 62% of our total product sales for the first fiscal quarter in 2009 and 2008, respectively. We expect sales of the large-format battery system to increase during fiscal 2009, due to the growing demand of the new Epoch™ Lithium Phosphate Energy Storage Systems and the fulfillment of our current back orders and sales agreements.  We expect sales of the N-Charge® Power System to be reduced in fiscal 2009 as we discontinue the product. The large-format battery system sales represent 57% and 12% of our total revenue for the first fiscal quarter in 2009 and 2008, respectively.  The growth in large-format battery systems sales are due to the increase in demand in alternative energy solutions driven by the rising costs of fossil fuels.

Licensing and Royalty Revenue .. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal first quarter 2009 licensing and royalty revenue was $104,000 compared with $85,000 for the same quarter in fiscal 2008. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited, which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance. We expect licensing and royalty revenues to remain relatively flat.

Gross Margin . Gross margin as a percentage of revenue was 0% for the three months ending June 30, 2008 as compared to 13% in the three months ending June 30, 2007. Management revised certain estimates regarding inventory reserves, thereby increasing reserves by $2.5 million for the three months ended June 30, 2008 and decreasing reserves by $414,000 for the three months ended June 30, 2007. The majority of the reserve adjustment for the first fiscal quarter in 2009 was related to the discontinuation of the N-Charge product line. We reduced the carrying value of our N-Charge inventory from $2.1 million to $0.6 million, which is the estimated net realizable value, as of June 30, 2008.

Operating Expenses

The following table summarizes operating expenses for the three months ended June 30:

	Three Months Ended June 30,
			Increase/
(dollars in thousands)	2008	2007	(Decrease)	% Change

Research and product development	$1,159	$817	$342	42%
Marketing	806	489	317	65%
General and administrative	2,525	2,001	524	26%
Depreciation and amortization	137	173	(36)	(21)%
Loss on disposal of assets	(6)	21	(27)	(129)%
Total operating expenses	$4,621	$3,501	$1,120	32%
Percentage of revenues	42%	86%

During the three months ending June 30, 2008, total operating expenses were 42% of revenue compared to 86% of revenue during the same quarter last year.  The dollar increase is primarily due to increased wages, legal expenses and travel costs and the percentage decrease is due to the increases in revenue for the three months ended June 30, 2008.

Research and Product Development Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses increased by $342,000, or 42%, to $1,159,000 for the three months ending June 30,2008 from $817,000 for the three months ending June 30,2007.  The increase in research and development expenses is the result of increase expenses related to the development of the new Epoch™  line.  Engineering and design fees related to third -party consulting services increased by $104,000.  Salary expenses increased by $153,000, primarily due to the hiring of two application engineers since the same period last year, in addition to standard annual salary increases for current employees.  Expenses related to components, parts and software used in testing our products increased by $159,000.  During the three months ending June 30,2008, approximately $58,000 of share based compensation was allocated to research and development expenses as compared to $65,000 in the three months ending June 30,2007. We expect research and development expenses to increase as we create and develop new products.

Marketing . Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $806,000 in the three months ending June 30,2008 were $317,000, or 65%, higher than the $489,000 for the three months ending June 30,2007. During the three months ending June 30,2008, approximately $122,000 of share based compensation was allocated to marketing expenses as compared to $63,000 in the three months ending June 30,2007, an increase of $59,000.  Salary expenses increased by $34,000 primarily due to the hiring of seven additional marketing employees compared to four in the quarter ending June 30,2007.  Expenses related to software used in marketing increased $39,000.  We expect marketing expenses to increase moderately as we focus on our new Epoch™ generation and raising our profits as an effective global supplier in the remainder of fiscal 2009.

General and Administrative . General and administrative expenses consist primarily of salaries, share based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses totaled $2.5 million and $2.0 million for the three months ending June 30, 2008 and 2007, respectively, or a 26% increase.  Legal expenses increased $175,000 primarily for legal billings related to SEC filings for the prior fiscal year.  Bonuses and severance pay increased by $138,000.  Travel expenses increased by $27,000 as a result of increased travel to and from our manufacturing and product development center in China.  Software expenses increased by $68,000 due to the purchase of certain Axapta user licenses.  General and administrative expenses included $385,000 and $322,000 of share based compensation expense for the first three months ended June 30, 2008 and June 30, 2007, respectively, an increase of $63,000.

Depreciation and Amortization .. Depreciation and amortization expenses were $137,000 and $173,000 for the first quarters of fiscal 2009 and 2008, respectively, or a 21% decrease.  This decrease was due to depreciable assets purchased in prior years becoming fully depreciated.

Liquidity and Capital Resources

Liquidity

At June 30, 2008, our principal source of liquidity was cash and cash equivalents of $2.5 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following June 30, 2008 nor do we anticipate product sales during the remainder of fiscal 2009 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

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

The following table summarizes our statement of cash flows for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(dollars in thousands)	2008	2007
Net cash flows provided by (used in):
Operating activities	$(5,682)	$(1,998)
Investing activities	(770)	(358)
Financing activities	6,300	4,000
Effect of foreign exchange rates	39	1
Net (decrease) increase in cash and cash equivalents	$(113)	$1,645

Our use of cash from operations the first three months of fiscal 2009 and fiscal 2008 was $5.7 million and $2.0 million, respectively. The cash used for operating activities during the first three months of our fiscal 2008 was primarily for operating losses and working capital. Cash used for operating losses in the first three months of fiscal 2009 increased from the same period of fiscal 2008 by $3.7 million primarily from the impact of increases in some of the operating expenses as described above in the section titled “Operating Expenses.”

In the first three months of fiscal 2009, we had a net increase in cash used in investing activities of $412,000, as compared to the first three months of fiscal 2008. Cash used in investing activities during the first three months of fiscal 2009 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities in the amounts of $6.3 million and $4.0 million during the first three months of fiscal 2009 and 2008, respectively. Berg & Berg Enterprises provided a $2.5 million short-term loan, described below, and $1.6 million from conversion of warrants into common stock. Financing activities in the first three months of fiscal 2009 also include $1.5 million in issuances of common stock in sales to private investors and $638,000 for the exercise of stock options.

On June 26, 2008, Berg & Berg advanced to us $2.5 million as a loan to be used to cover working capital requirements.  Subsequently, Berg & Berg and we entered into an agreement whereby Berg & Berg agreed to provide for up to $10.0 million in such interim working capital loans from time to time in order for Berg & Berg and/or certain of its affiliates to supplement our working capital and other financial needs.  In connection therewith, on July 2, 2008, we executed a promissory note (the “$2.5 Million Promissory Note”) in aggregate principal amount of $2.5 million in favor of Berg & Berg for the initial advance.  The $2.5 Million Promissory Note is payable on September 15, 2008 and bears interest at a rate of 8.0% per annum.  At the election of Berg & Berg, all principal and accrued but unpaid interest then outstanding under the $2.5 Million Promissory Note may be used as full or partial, as the case may be, satisfaction of the purchase price of our equity securities in the event Berg & Berg purchases any of our equity securities after the date of the $2.5 Million Promissory Note.

On January 14, 2008, we filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process.  On January 22, 2008, the Form S-3 Registration was declared effective by the SEC. Pursuant to this “shelf” registration statement, we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million.  We believe that this shelf registration statement provides us additional flexibility with regards to potential financings that we may undertake when market conditions permit or our financial condition may require.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”).  Concurrent with entering into this At Market Issuance Sales Agreement, we provided notice of termination of the Controlled Equity Offering Sales Agreement dated April 13, 2006 that we previously entered into with Cantor Fitzgerald & Co.

In accordance with terms of the At Market Issuance Sales Agreement , we may issue and sell up to 5,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent.  Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, which includes sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and us. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.

During the first three months of fiscal 2009, we had sold 393,500 shares with proceeds net of commissions of $1.5 million under the At Market Issuance Sales Agreement. As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement.

As a result of the above, we had a net decrease in cash and cash equivalents of $113,000 during the first three months of fiscal 2009.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2008 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by Mr. Carl Berg, chairman of our Board of Directors and our principal shareholder, and/or his affiliates, or from any other source. If we are unable to obtain financing from Mr. Berg and/or his affiliates, or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources. We intend to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

Subsequent Event

On July 23, 2008, Berg & Berg advanced to us $3.0 million as a loan to be used to cover working capital requirements.  In connection therewith, we executed a promissory note (the “$3.0 Million Promissory Note”) in the aggregate principal amount of $3 million in favor of Berg & Berg.  The $3.0 Million Promissory Note is payable on September 15, 2008 and bears interest at a rate of 8.0% per annum.  At the election of Berg & Berg, all principal and accrued but unpaid interest then outstanding under the $3.0 Million Promissory Note may be used as full or partial, as the case may be, satisfaction of the purchase price of our equity securities in the event that Berg & Berg purchases any of our equity securities after the date of the $3.0 Million Promissory Note.  This is the second working capital loan installment made pursuant to an agreement between us and Berg & Berg discussed above, whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order to supplement our working capital and other financial needs.  Currently, we have up to $4.5 million in principal amount of working capital loans remaining under the agreement.

Capital Commitments and Debt

At June 30, 2008, we had commitments for capital expenditures for the next 12 months of approximately $3.3 million relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our operations in China.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following:

(Dollars in thousands)	June 30, 2008
1998 long-term debt to Berg & Berg	$14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
2008 short-term debt to Berg & Berg	2,500
Interest on short and long-term debt	22,187
Current portion of interest on short and long-term debt	78
Total	$79,715

Repayment obligations of short-term and long-term debt principal as of June 30, 2008 are:

	Fiscal year
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Principal repayment	$2,500	$—	$54,950	$—	$—	$—	$57,450

At June 30, 2008, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of June 30, 2008 totaled $474,000.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of June 30, 2008 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Short term notes payable	$2,502	$2,502	$—	$—	$—
Long-term debt obligations	77,213	76	77,137	—	—
Operating lease obligations	1,900	562	829	509	—
Purchase obligations	22,903	22,903	—	—	—
Redemption of convertible preferred stock	9,084	9,084	—	—	—

Total	$113,602	$35,127	$77,966	$509	$—

The terms of the certificates of designation for the series C-1 preferred stock and the Series C-2 preferred stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 preferred stock and Series C-2 preferred stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As set forth above, although dividends are not due, they are continuing to accrue (currently $474,000 as of June 30, 2008). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (6.45% at June 30, 2008), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On July 15, 2008, the most recent adjustment date, the LIBOR rate was 2.45%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans from a stockholder, which mature in September 2010, and one loan from a third party finance company which matures in July 2010. The first loan from the stockholder has an adjustable rate of interest at 1.0% above the lender’s borrowing rate (9.0% at June 30, 2008) and the second loan from the stockholder has a fixed interest rate of 8.0%. The loan from the third party finance company has a monthly floating interest rate as described above. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $87,000. The table below presents principal amounts by fiscal year for our long-term and short-term debt:

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities:
Fixed rate debt	$2,500	—	$20,000	—	—	—	$22,500
Variable rate debt	—	—	$14,950	—	—	—	$14,950
Variable rate debt	—	—	$20,000	—	—	—	$20,000

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.                   CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) for the period covered by this Report.

Based on this evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2008, our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Commission.  Subsequent to the date of his evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

On July 9, 2008, Galen H. Fischer, our Chief Financial Officer, announced his resignation, effective July 23, 2008. Due to compensating controls, there were no changes in our internal controls during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging infringement of its recently granted Canadian Patents 2,483,918 and 2,466,366. The action is in the initial pleading state. We are seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

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

ITEM 1A.                RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for our fiscal year ending March 31, 2008, filed with the Commission on June 16, 2008, the following additional and/or updated risk factors are applicable:

Our working capital requirements may increase beyond those currently anticipated.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs or capital expenditures would likely increase from that currently anticipated. In particular, due to the financial concerns at The Tanfield Group, PLC we have recently agreed with Tanfield to accept scheduled installment payments for $4.0 million of past due accounts receivable during the second fiscal quarter of 2009 for prior product shipments.  The last scheduled payment is due September 27, 2008.  Our ability to meet this additional customer demand would depend on our ability to arrange for additional equity or debt financing since it is likely that cash flow from sales will lag behind these increased working capital requirements.

We depend on a small number of customers for our revenues, and our results of operations and financial condition could be harmed if we were to lose the business of any one of them, or if we fail to expand our customer base.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2008, Segway Inc., The Tanfield Group, PLC and D&H Distributing Co., Inc. contributed 55%, 12%, and 6%, of our revenues., respectively; and in the fiscal quarter ended June 30, 2008, these customers contributed 38%, 38% and 5% of our revenue, respectively.  We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of these customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

•                  reduction, delay or cancellation of orders from a customer;

•                  development by a customer of other sources of supply; selection by a customer of devices manufactured by one of our competitors for inclusion in future product generations;

•                  loss of a customer or a disruption in our sales and distribution channels;

•                  or failure of a customer to make timely payment of our invoices.

If we are unable to expand our customer base, if we were to lose one or more customers, or if we were to lose revenues due to a customer’s inability or refusal to continue to purchase our batteries, our business, results of operations and financial condition could be harmed.  For example, on July 1, 2008, Tanfield issued a press release regarding its significant financial difficulties.  Due to its financial situation, Tanfield had fallen behind to us in payments for previously shipped products, and had failed to update its product demand requirements under our supply agreement.  Accordingly, we ceased any further shipments to Tanfield in the first fiscal quarter.  We have recently reached an agreement with Tanfield to pay us in installments, the last of which is due September 27, 2008, for approximately $4.0 million in past due accounts receivable for product shipped to Tanfield but for which payment has not yet been received.  If Tanfield is unable to fulfill its payment obligations for prior orders that we have recognized as revenue, our operating results and financial condition would be harmed.  In addition, if Tanfield’s financial difficulties persist, or if we are unable to locate additional customers to take the place of the lost demand from Tanfield, our business, financial condition and growth prospects would be harmed.

We currently have no Chief Financial Officer and our Chief Executive Officer is currently also our principal financial officer.

The person who served as our Chief Financial Officer commencing in February 2008 resigned in July 2008.  We have been engaged in a search for a new Chief Financial Officer since that time but, to date, have not located a suitable candidate.  We have engaged independent consultants to perform many of the duties of the Chief Financial Officer.  In the absence of a full-time Chief Financial Officer, other senior executives have had to devote portions of their time to the financial affairs of the Company, including matters relating to internal financial controls.  For example, Robert L. Kanode, our Chief Executive Officer, is currently also performing the role of our principal financial officer.  This has resulted in increased costs to us and dilution of the efforts of the senior executives of the Company, including our Chief Executive Officer, on our business, and this is expected to continue until a suitable candidate for Chief Financial Officer has been hired.  The continuing absence of a Chief Financial Officer may adversely affect our ability to fulfill its public company financial reporting and disclosure obligations.  Because our principal executive officer is also acting as our principal financial officer, internal check on our financial reporting may be compromised.

Robert L. Kanode, our Chief Executive Officer, has no meaningful financial reporting education or experience outside his role as our Chief Executive Officer and as a senior executive and consultant prior to joining us.  He is and will remain heavily dependent on financial advisors and consultants.  As such, there is risk about our ability to comply with all public company financial reporting requirements accurately and on a timely basis.

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
4.1

Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.2

Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.3

Letter Agreement, dated December 21, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC (incorporated by reference to the exhibit so described in the Company’s quarterly Report on Form 10-Q dated February 11, 2008, filed with the SEC on February 11, 2008)

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Robert L. Kanode, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert L. Kanode, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: August 11, 2008	By:	/s/ Robert L. Kanode
Robert L. Kanode
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

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
4.1

Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.2

Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock (incorporated by reference to the exhibit so described in the Company’s current Report on Form 8-K dated November 30, 2004, filed with the SEC on December 1, 2004)

4.3

Letter Agreement, dated December 21, 2007 by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC (incorporated by reference to the exhibit so described in the Company’s quarterly Report on Form 10-Q dated February 11, 2008, filed with the SEC on February 11, 2008)

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Robert L. Kanode, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert L. Kanode, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.