Form 10-Q
period 2008-09-30
VALENCE TECHNOLOGY INC
filed 2008-11-10
CIK 885551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-20028

VALENCE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0214673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12303 Technology Blvd., Suite 950, Austin, Texas	78727
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 31, 2008 was 120,134,982.

VALENCE TECHNOLOGY, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2008 and March 31, 2008	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended September 30, 2008 and September 30, 2007	2
Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 2008 and September 30, 2007	3
Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3. Defaults Upon Senior Securities.	25

Item 4. Submission of Matters to a Vote of Security Holders.	25

Item 5. Other Information.	25

Item 6. Exhibits.	26

Signatures and Certifications	27

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	March 31,
	2008	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,185	$2,616
Trade receivables, net of allowance of $169 and $123, respectively	3,562	7,208
Inventory, net	11,477	8,904
Receivable from stockholder	5,517	—
Prepaid expenses and other current assets	5,359	3,283
Total current assets	29,100	22,011

Property, plant and equipment, net	6,086	5,090
Intellectual property, net	—	57
Total assets	$35,186	$27,158

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,957	$4,214
Accrued expenses	6,290	5,755
Deferred revenue	1,079	756
Short term notes payable	3,042	—
Current portion of long-term debt	76	86
Total current liabilities	13,444	10,811

Long-term interest payable to stockholder	22,935	21,447
Long-term debt, net of debt discount	19,205	18,964
Long-term debt to stockholder, net of debt discount	34,704	34,643
Other long-term liabilities	92	—

Commitments and contingencies

Preferred stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 shares issued and outstanding as of September 30, 2008 and March 31, 2008, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 121,929,926 shares issued and 120,126,782 shares outstanding as of September 30, 2008 and 117,439,248 shares issued and 115,636,104 shares outstanding as of March 31, 2008	122	117
Additional paid-in-capital	492,610	477,657
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(548,049)	(536,260)
Accumulated other comprehensive loss	(3,323)	(3,667)

Total stockholders’ deficit	(63,804)	(67,317)

Total liabilities, preferred stock and stockholders’ deficit	$35,186	$27,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

( Unaudited )

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Battery and system sales	$5,114	$5,372	$16,000	$9,340
Licensing and royalty revenue	702	180	806	265
Total revenues	5,816	5,552	16,806	9,605
Cost of sales (1)	5,987	4,889	17,003	8,416

Gross margin / (loss)	(171)	663	(197)	1,189

Operating expenses:
Research and product development (1)	1,190	947	2,349	1,765
Marketing (1)	695	494	1,501	983
General and administrative (1)	2,443	2,395	4,968	4,396
Depreciation and amortization	510	280	647	453
(Gain) / loss on disposal of assets	7	(15)	1	6
Total operating expenses	4,845	4,101	9,466	7,603

Operating loss	(5,016)	(3,438)	(9,663)	(6,414)

Foreign exchange gain	149	162	619	350
Interest and other income	8	10	12	17
Interest and other expense	(1,323)	(1,563)	(2,673)	(3,119)

Net loss	$(6,182)	$(4,829)	$(11,705)	$(9,166)

Dividends on preferred stock	(43)	(43)	(86)	(86)

Net loss available to common stockholders, basic and diluted	$(6,225)	$(4,872)	$(11,791)	$(9,252)

Other comprehensive loss:
Net loss	$(6,182)	$(4,829)	$(11,705)	$(9,166)
Change in foreign currency translation adjustments	228	(156)	345	(223)
Comprehensive loss	$(5,954)	$(4,985)	$(11,360)	$(9,389)

Net loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.08)
Shares used in computing net loss per share available to common stockholders, basic and diluted	117,204	111,189	116,802	109,803

(1) Includes share-based compensation as follows:
Cost of sales	$(15)	$—	$(6)	$—
Research and product development	86	65	144	130
Marketing	123	63	245	126
General and administrative	270	323	655	645
Total share-based compensation	$464	$451	$1,038	$901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

( Unaudited )

	Six Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(11,705)	$(9,166)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,230	485
Loss on disposal of assets	1	6
Bad debt expense	47	53
Accretion of debt discount and other	1,779	609
Share-based compensation	1,038	901
Changes in operating assets and liabilities:
Trade receivable	3,599	439
Inventory	(2,573)	996
Prepaid and other current assets	(7,593)	(433)
Accounts payable	(1,258)	(987)
Accrued expenses and long-term interest	543	2,135
Deferred revenue	324	89

Net cash used in operating activities	(14,568)	(4,873)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,084)	(555)
Proceeds from disposal of property, plant and equipment	1,029	—

Net cash used in investing activities	(2,055)	(555)

Cash flows from financing activities:
Proceeds from short term loans	7,542	—
Proceeds from stock option exercises	740	—
Proceeds from issuance of common stock and warrants, net of issuance costs	8,679	7,000

Net cash provided by financing activities	16,961	7,000

Effect of foreign exchange rates on cash and cash equivalents	231	(223)

Increase in cash and cash equivalents	569	1,349
Cash and cash equivalents, beginning of period	2,616	1,168
Cash and cash equivalents, end of period	$3,185	$2,517

Supplemental information:
Note payable contributed for exercise of common stock warrants	$4,500	$—
Acquisition of treasury stock from shareholder	$—	$5,164
Interest paid	$696	$958

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

1.                     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of September 30, 2008, its consolidated results of operations for each of the three and six month periods ended September 30, 2008 and September 30, 2007, and the consolidated cash flows for the six month periods ended September 30, 2008 and September 30, 2007. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2008. The results for the three and six month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009. The year-end condensed consolidated balance sheet data as of March 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.                     BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. Valence develops, manufactures and sells high-energy power systems utilizing its proprietary phosphate-based lithium ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles.  The Company’s objective is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish its objectives and address the significant market opportunity it believes is available to it, the Company utilizes the numerous benefits of its latest energy storage technology, deep intellectual property portfolio and extensive experience of its management team.

The Company is now in development of its third generation of lithium phosphate energy storage systems, which are expected to be commercially available in the second quarter of calendar 2009. The Company’s third generation of lithium ion products feature its safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. The Company believes that the advanced functionality and programmability of its third generation energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. The Company’s third generation lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. The Company believes that its third generation energy storage systems offer design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium ion solutions.

The Company’s business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through the Company’s two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. Valence expects to develop target markets through the sales of our third generation lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable EpochTM Command and Control Logic. In addition, Valence expects to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

The Company has the following subsidiaries:

Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $548.0 million as of September 30, 2008. For the three and six month periods ended September 30, 2008, the Company sustained net losses available to common stockholders of $6.2 and $11.8 million, respectively. For the three and six month periods ended September 30, 2007, the Company sustained net losses available to common stockholders of $4.9 and $9.3 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At September 30, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $3.2 million. The Company expects that its sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales and royalties during fiscal 2009 will be insufficient to cover the Company’s operating expenses. Management depends upon their ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements. Unless the Company’s product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of the Company’s existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the remainder of the fiscal year.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the allowance for bad debt, the amount of inventory reserves and inventory overhead absorption, warranty liabilities, and share-based compensation. Actual results could differ from those estimates.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which excludes from the scope of this provision arrangements accounted for under SFAS 13, “Accounting for Leases”. SFAS 157 is also amended by FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. SFAS 157 is also amended by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted SFAS 157 on April 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations—a replacement of FASB Statement 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on its current operations, the Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on its current operations, the Company does not expect that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three and six month periods ended September 30, 2008 and September 30, 2007 were as follows:

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2008	2007	2008	2007

Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	7,345,093	9,945,971	7,345,093	9,945,971
Warrants to purchase common stock	—	2,955,643	—	2,955,643
Total	10,973,727	16,530,248	10,973,727	16,530,248

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock does not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. On September 30, 2008, up to $517,000 in accrued dividends would be convertible into up to 149,876 shares of common stock based on the closing sales price of $3.45 per share on September 30, 2008.

4.                     INVENTORY:

Inventory consisted of the following (in thousands) at:

	September 30, 2008	March 31, 2008

Raw materials	$2,739	$1,485
Work in process	2,725	4,140
Finished goods	6,013	3,279
Total inventory	$11,477	$8,904

Included in inventory at September 30, 2008 and March 31, 2008 were valuation allowances of $4.7 million and $2.0 million to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at September 30, 2008 and March 31, 2008.

5.                     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	September 30, 2008	March 31, 2008

Leasehold improvements	$1,167	$1,141
Machinery and equipment	6,467	5,319
Office and computer equipment	1,635	1,620
Construction in progress	1,112	407
Total cost	10,381	8,487
Less: accumulated depreciation	(3,906)	(3,387)
Less: impairment	(389)	(10)
Total cost, net of depreciation	$6,086	$5,090

6.                    INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

	September 30, 2008	March 31, 2008

Intellectual property before impairment	$13,602	$13,602
Less: accumulated amortization	(5,108)	(5,051)
Less: impairment	(8,494)	(8,494)
Intellectual property, net	$—	$57

Amortization expense was approximately $28,000 and $20,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively, and $57,000 and $58,000 for the six month periods ended September 30, 2008 and 2007, respectively.

7.                     LONG TERM DEBT:

(in thousands)	September 30, 2008	March 31, 2008

2005 Loan balance	$20,000	$20,000
Unaccreted debt discount	(795)	(1,036)
Balance	$19,205	$18,964

2001 Loan from stockholder balance	20,000	$20,000
1998 Loan from stockholder balance	14,950	14,950
Unaccreted debt discount	(246)	(307)
Balance	$34,704	$34,643

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The loan is guaranteed by Mr. Carl Berg, chairman of the Board of Directors and the Company’s principal stockholder. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of September 30, 2008). The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. As of September 30, 2008, no amounts have been paid on the loan.

In connection with the loan, both SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”), an affiliate of Mr. Berg, each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed a cashless exercise of its warrants on June 4, 2008 and June 27, 2008 and received a total 230,767 common stock shares upon completion of the cashless exercise. Also in connection with the loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through September 30, 2008, a total of approximately $1.6 million has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through September 30, 2008, a total of $4.9 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three month periods ended September 30, 2008 and September 30, 2007 were $409,000. The amounts charged to interest expense on the outstanding balance of the loan for the six month periods ended September 30, 2008 and September 30, 2007 were $813,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $10.8 million and $10.0 million as of September 30, 2008 and March 31, 2008, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of September 30, 2008, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at September 30, 2008). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, the Company and Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010. The accrued interest amounts for the 1998 Loan were $12.2 million and $11.5 million as of September 30, 2008 and March 31, 2008, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

8.                     COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge® Power Systems covering a 12-month warranty period during which the Company would refund the full value to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $1.3 million and $1.2 million as of September 30, 2008 and March 31, 2008, respectively.

Litigation:

On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging infringement of its Canadian Patents 2,483,918 and 2,466,366. The action is in the discovery phase. The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian patents.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and the Company has filed a response denying the allegations in the amended complaint. The action has been stayed by the Court pending a final determination of reexaminations of the two patents by the USPTO.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock. At September 30 2008, $517,000 in preferred stock dividends had accrued.

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

10.                 SHARE-BASED COMPENSATION:

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The 1996 plan expired in February of 2006 and as of September 30, 2008 no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first six months of fiscal 2009, 302,200 shares were granted under this plan. At September 30, 2008, the Company had 829,403 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2008	6,688	$2.97
Granted	302	3.56
Exercised	(338)	2.19
Cancelled	(573)	6.01
Balance at September 30, 2008	6,079	$2.73

The following table summarizes information about fixed stock options outstanding at September 30, 2008 (shares in thousands):

Options Oustanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$ 0.63 - $1.99	4,194	8.14	$1.55	487	$1.45
$ 1.99 - $4.62	1,237	6.72	3.20	672	3.44
$ 4.62 - $10.06	586	1.26	7.20	584	7.21
$ 10.06 - $15.75	10	1.99	13.84	10	13.84
$ 15.75 - $23.56	—	—	—	—	—
$ 23.56 - $34.62	52	1.38	34.11	52	34.11
$ 0.63 - $34.62	6,079	7.12	$2.73	1,805	$5.07

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended September 30, 2008 and September 30, 2007, $464,000 and $451,000 of share-based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the six months ended September 30, 2008 and September 30, 2007, $1,038,000 and $901,000 of share-based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at September 30, 2008 is $1.1 million. There were 337,668 options exercised during the six month period ended September 30, 2008.

As of September 30, 2008 the Company had a total of $4.2 million in compensation costs related to share-based compensation to recognize over a remaining service period of 1.9 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2009 and 2008:

	September 30, 2008	March 31, 2008
Weighted average risk-free interest rate	3.26%	4.27%
Average expected life in years	5.9 years	5.9 years
Average expected volatility	82.07%	80.49%
Dividend yield	None	None

11.                  RELATED PARTY TRANSACTIONS:

On September 30, 2008, Berg & Berg exercised a warrant for the purchase of 1.4 million shares of common stock. As payment of the $4.5 million exercise price of the warrant, Berg & Berg surrendered certain promissory notes issued on September 26 ($1.0 million in principal and approximately $1,000 in accrued interest), September 18 ($1.0 million in principal and approximately $3,000 in accrued interest) and July 23, 2008 ($2.5 million in principal and approximately $38,000 in accrued interest). The surrendered promissory notes were the second, third and fourth working capital loan installments made pursuant to an agreement between the Company and Berg & Berg whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order to supplement the Company’s working capital and other financial needs. The Company has up to $2.5 million in principal amount of working capital loans remaining under the agreement as of September 30, 2008.

On September 5, 2008, the Company and Berg & Berg amended certain promissory notes dated June 26 and July 23 (which has since been repaid in part and re-issued, as described below) to change the dates that the promissory notes are payable from September 15, 2008 to November 15, 2008.

On July 23, 2008, Berg & Berg advanced to the Company $3.0 million as a loan to be used to cover working capital requirements.  In connection therewith, the Company executed a promissory note (the “$3.0 Million Promissory Note”) in the aggregate principal amount of $3.0 million in favor of Berg & Berg.  The $3.0 Million Promissory Note was surrendered in part as payment of the arrant exercise price described above.  Because the total amount of the $3.0 Million Promissory Note was not paid in full, a new promissory note was issued to Berg & Berg in the principal amount of $542,000 which continues to bear interest at a rate of 8.0% per annum and which continues to be payable on November 15, 2008.

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

Long-lived asset information by geographic area is as follows (in thousands):

	September 30, 2008	March 31, 2008
United States	$328	$340
International	5,758	4,807
Total	$6,086	$5,147

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	$4,044	$5,202	$9,894	$9,073
International	1,772	350	6,912	532
Total	$5,816	$5,552	$16,806	$9,605

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Factors that could cause actual results to differ materially include those discussed under “Cautionary Statements and Risk Factors,” which include, but are not limited to the following:

•	our ability to develop and market products that compete effectively in targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers;
•	our ability to implement our long-term business strategy that will be profitable and/or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	international business risks;
•	our ability to attract and retain skilled personnel;
•	our ability to protect and enforce our current and future intellectual property;
•	international business risks;
•	our need for additional, dilutive financing or future acquisitions; and
•	future economic, business and regulatory conditions, as well as the fluctuations in the price of commodities such as oil, which may affect demand for our products.

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

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three and six month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009 or any other period.

Overview

We were founded in 1989 and have commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles. Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To address the significant market opportunity we believe is available, we utilize the numerous benefits of our latest energy storage technology, deep intellectual property portfolio and the extensive experience of our management team.

We are now in development of our third generation of lithium phosphate energy storage systems, which are expected to be commercially available in the second quarter of calendar 2009. Our third generation of lithium ion products feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the advanced functionality and programmability of our third generation energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. Our third generation lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. We believe that our third generation energy storage systems offer design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium ion solutions.

Strategy

Our business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of our third generation lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable EpochTM Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

Key elements of our business strategy include:

•                  Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technology. Our product development and marketing efforts are focused on large-format battery solutions, such as our third generation lithium phosphate energy storage systems and U-Charge® Power System and other custom battery solutions that feature advanced performance and technological advantages. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries and as a substitute for certain applications using lead acid batteries.

•                  Manufacturing high-quality, cost-competitive products using a combination of Company owned and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants; one manufactures our advanced lithium phosphate materials with our patented carbothermal process while the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs such as Segway. We have arrangements with contract manufacturers for cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in three phases, each building on the previous one:

•                  Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our technology in our patented polymer construction. During this phase, we introduced the N-Charge® Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers.  We have discontinued the sale of our N-Charge® products.

•                  Second Phase: The second phase of our business strategy is nearly complete. Throughout this phase our cell development has focused on commercializing a cylindrical Lithium Phosphate cell and advanced third generation Energy Source Storage System. This third generation of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to safety, energy cycle life and weight.

•                  Third Phase: The third phase of our business strategy will entail the development and commercialization of our patented Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Fluorophosphate (LVPF) cathode materials into large-format, high capacity prismatic cells. These materials offer superior performance with additional energy storage and higher voltage capabilities for the automotive, industrial, UPS, aerospace, telecommunications, military and other sectors.

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

Going Concern

As a result of our limited cash resources and history of operating losses there is substantial doubt about our ability to continue as a going concern. Except for the remaining $2.5 million available under the Berg & Berg $10.0 million working capital loan discussed in the Notes to Condensed Consolidated Financial Statements, Note 11, Related Party Transactions, we presently have no further commitments for financing by our Chairman Carl Berg and/or his affiliates or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2009.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2008	2007	2008	2007

Battery and systems sales	88%	97%	95%	97%
Licensing and royalty revenue	12%	3%	5%	3%
Total revenues	100%	100%	100%	100%

Gross margin profit (loss)	(3)%	12%	(1)%	12%
Operating expenses	83%	74%	56%	79%
Operating loss	(86)%	(62)%	(57)%	(67)%
Net loss	(106)%	(87)%	(70)%	(95)%

Revenues and Gross Margin

Battery and System Sales. Battery and system sales totaled $5.1 and $16.0 million for the three and six months ended September 30, 2008, respectively, as compared to $5.4 and $9.3 million for the three and six months ended September 30, 2007, respectively. The year to date increase in revenues was primarily due to first quarter fiscal 2009 sales to a new customer, Tanfield, of $4.2 million, as well as an increase in sales to Segway of $1.6 million in the first quarter (second quarter Segway sales remained flat at $3.4 million compared to $3.5 million in the same period last year). We had $1.1 million and $756,000 in deferred revenue on our balance sheet at September 30, 2008 and March 31, 2008, respectively, primarily related to sales shipping in the end of the quarter. Tanfield sales accounted for 0% and 26% of our product sales for the three and six months ending September 30, 2008 and 0% of our product sales for the three and six months ended September 30, 2007. Tanfield revised their strategy to expect significantly lower growth than previously forecasted. We halted shipments to Tanfield in June and how much, if any, future revenues we may receive from sales to Tanfield is uncertain.  Segway sales accounted for 67% and 47% of our total product sales for the three and six months ended September 30, 2008 and 64% for the three and six months ended September 30, 2007. We expect sales of the large-format battery system to increase during fiscal 2009, due to the fulfillment of our current back orders and sales agreements; however, we expect sales of the N-Charge® Power System to be reduced in fiscal 2009 as we have discontinued the product. The large-format battery system sales represent 31% and 18% of our total revenue for the second fiscal quarter in 2009 and 2008, respectively and 49% and 16% of our total revenue for the first six months of fiscal 2009 and 2008, respectively. The growth in large-format battery systems sales are due to the increase in demand in alternative energy solutions driven by the rising costs of fossil fuels.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal second quarter 2009 licensing and royalty revenue was $702,000 compared with $180,000 for the same quarter in fiscal 2008. Licensing and royalty revenue for the first six months of fiscal 2009 and 2008 was $806,000 and $265,000, respectively. Licensing and royalty revenue increased in the current fiscal quarter primarily due to concluding a license amendment with Varta AG as well as our existing license agreement with Amperex Technology Limited, which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance. We expect licensing and royalty revenues to fluctuate as new agreements are executed and existing agreements are fulfilled.

Gross Margin. Gross margin as a percentage of revenue was (3)% and (1)% for the three and six months ending September 30, 2008, as compared to 12% for both the three and six months ended September 30, 2007. Management revised certain estimates regarding inventory reserves, thereby increasing cost of goods sold by $284,000 and $2.7 million for the three and six months ended September 30, 2008, respectively. Inventory reserves were increased by $1.0 million and decreased by $2.0 million for the three and six months ended September 30, 2007, respectively. The majority of the reserve adjustment for the three and six month periods ended September 30, 2008, was related to the discontinuation of the N-Charge product line. We reduced the $2.1 million carrying value of our N-Charge® inventory to its net realizable value, which was estimated at $0.6 million as of June 30, 2008 and $0 as of September 30, 2008.

Operating Expenses

The following table presents the change in operating expenses from 2007 to 2008 for the three and six months ending September 30th of those years:

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	Increase / (Decrease)	% Change	Increase / (Decrease)	% Change

Research and development	$243	26%	$584	33%
Marketing	201	41%	518	53%
General and administrative	48	2%	572	13%
Depreciation and amortization	230	82%	194	43%
Loss on disposal of assets	22	(147)%	(5)	(83)%
Total operating expenses	$744	18%	$1,863	25%

During the three and six months ending September 30, 2008, total operating expenses were 83% and 56% of revenue, respectively, compared to 74% and 79% of revenue during the same periods last year.  The dollar increase is primarily due to increased numbers of employees, travel expenses, product testing, and reporting fees. Total operating expenses as a percentage of revenue for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 decreased because the increases in revenues for these periods outpaced the increases in expenses.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses increased by $243,000, or 26%, to $1.2 million for the three months ending September 30, 2008 from $947,000 for the three months ending September 30, 2007. Research and product development expenses increased by $584,000, or 33%, to $2.3 million for the six months ending September 30, 2008 from $1.8 million for the six months ending September 30, 2007.  The increase in research and development expenses is the result of increased expenses related to the development of our third generation lithium phosphate energy storage systems. Engineering and design fees related to third -party consulting services increased by $60,000 and $164,000 for the three and six months ending September 30, 2008, respectively from the same periods last year.  For the three and six months ended September 30, 2008, salary expenses increased by $140,000 and $293,000, respectively, primarily due to the hiring of two application engineers in the first fiscal quarter 2009 and three application engineers in the second fiscal quarter 2009, in addition to standard annual salary increases for current employees. Expenses related to components, parts and software used in testing our products increased by $147,000 and $306,000 during the three and six months ended September 30, 2008, respectively, from the same periods in 2007. Testing increased by $6,000 and $198,000 for the three and six months ended September 30, 2008, respectively, compared to these same periods in 2007. Customer relations, including travel expenses, increased by $40,000 and $99,000 for the three and six months ended September 30, 2008, respectively, compared to these periods in 2007. During the three and six months ending September 30,2008, approximately $86,000 and $144,000 of share-based compensation was allocated to research and development expenses as compared to $65,000 and $130,000 in the three and six months ending September 30, 2007, respectively. We expect research and development expenses to increase as we create and develop new products.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $695,000 in the three months ending September 30, 2008 were $201,000, or 41%, higher than the $494,000 for the three months ending September 30, 2007. Marketing expenses of $1.5 million in the first six months ending September 30, 2008 were $518,000, or 53%, higher than the $ 983,000 for the six months ending September 30, 2007. During the three and six months ending September 30, 2008, approximately $123,000 and $245,000, respectively, of share-based compensation was allocated to marketing expenses as compared to $63,000 and $126,000 in the three and six months, respectively, ending September 30, 2007, an increase of $60,000 and $119,000, respectively. Salary expenses increased by $171,000 and $205,000 in the three and six months ending September 30, 2008 compared to the same periods in fiscal 2007 primarily due to standard annual salary increases for current employees and hiring two additional marketing staff in second fiscal quarter 2009. Expenses related to software used in marketing increased $32,000 for the six months ended September 30, 2008 compared to this period in fiscal 2007. Three month software numbers remained relatively flat from period to period. We expect marketing expenses to increase moderately as we focus on growing our revenue for the remainder of fiscal year 2009.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses remained flat at $2.4 million for the three months ending September 30, 2008 and 2007.  These expenses totaled $5.0 million and $4.4 million for the six months ended September 30, 2008 and 2007, respectively, or an 13% increase. Audit expenses, consulting fees, and annual report expenses for our SEC filings increased by $334,000 for the six months ended September 30, 2008 compared to this period in 2007. Bonuses and severance pay increased by $52,000 for the six months ended September 30, 2008 from the same period in fiscal 2007. Software expenses increased by $101,000 due to the purchase of certain Axapta user licenses during the six months ended September 30, 2008 compared to software expenses for this period in 2007.  Facility costs and travel for customer relations both increased by $56,000 for the six months ended September 30, 2008 compared to this period in 2007. General and administrative expenses included $270,000 and $323,000 of share-based compensation expense for the second fiscal quarter of 2009 and 2008, respectively, a decrease of $53,000. Share-based compensation was $655,000 and $645,000 for the first six months ended September 30, 2008 and 2007, respectively.

Depreciation and Amortization. Depreciation and amortization expenses were $510,000 and $280,000 for the second quarters of fiscal 2009 and 2008, respectively, or an 82% increase. These expenses were $647,000 and $453,000 for the six months ended September 30, 2008 and 2007, respectively, or a 43% increase. This increase was due to the $379,000 impairment charge taken against fixed assets considered obsolete during the three months ended September 30, 2008. This increase was partially offset by a decrease due to depreciable assets purchased in prior years becoming fully depreciated.

 Liquidity and Capital Resources

Liquidity

At September 30, 2008, our principal source of liquidity was cash and cash equivalents of $3.2 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following September 30, 2008 nor do we anticipate product sales during the remainder of fiscal 2009 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, changes in market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the remainder of the fiscal year.

The following table summarizes our statement of cash flows for the six months ended September 30, 2008 and 2007:

	Six Months Ended September 30,
(dollars in thousands)	2008	2007
Net cash flows provided by (used in):
Operating activities	$(14,568)	$(4,873)
Investing activities	(2,055)	(555)
Financing activities	16,961	7,000
Effect of foreign exchange rates	231	(223)
Net (decrease) increase in cash and cash equivalents	$569	$1,349

Our use of cash from operations the first six months of fiscal 2009 and fiscal 2008 was $14.6 million and $4.9 million, respectively. The cash used for operating activities during the first six months of fiscal 2009 was primarily for operating losses and working capital. Cash used for operating losses in the first six months of fiscal 2009 increased from the same period of fiscal 2008 by $9.7 million primarily from the impact of increases in operating expenses as described above in the section titled “Operating Expenses.”

In the first six months of fiscal 2009, we had a net decrease in cash used in investing activities of $1.5 million, as compared to the first six months of fiscal 2008. Cash used in investing activities during the first six months of fiscal 2009 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities in the amounts of $17.0 million and $7.0 million during the first six months of fiscal 2009 and 2008, respectively. The financing activities in the first six months of fiscal 2009 were short term loans made to us by Berg & Berg for working capital requirements in the total amount of $7.5 million pursuant to an agreement whereby Berg & Berg agreed to provide for up to $10.0 million in interim working capital loans from time to time in order for Berg & Berg and/or certain of its affiliates to supplement our working capital and other financial needs. The Company has an additional $2.5 million in principal amount of working capital loans remaining under the agreement as of September 30, 2008.  In addition Berg & Berg exercised certain warrants by paying us the $1.6 million exercise price and by surrendering certain of the principal and interest outstanding under promissory notes related to the short-term loans discussed above aggregating $4.5 million. The remaining $3.0 million in short-term promissory notes bear interest at a rate of 8.0% per annum and are payable on November 15, 2008.  Financing activities in the first six months of fiscal 2009 also include $8.7 million in issuances of common stock in sales to private investors and $0.7 million for the exercise of stock options.

On June 26, 2008, Berg & Berg advanced us $2.5 million as a loan to be used to cover working capital requirements.  Subsequently, we entered into an agreement whereby Berg & Berg agreed to provide for up to $10.0 million in such interim working capital loans from time to time in order for Berg & Berg and/or certain of its affiliates to supplement our working capital and other financial needs.  In connection therewith, on July 2, 2008, we executed a promissory note (the “$2.5 Million Promissory Note”) in aggregate principal amount of $2.5 million in favor of Berg & Berg for the initial advance.  The $2.5 Million Promissory Note was originally payable on September 15, 2008 and bears interest at a rate of 8.0% per annum.  On September 5, 2008, the Company and Berg & Berg amended the $2.5 Million Promissory Note to change the date the note is payable from September 15, 2008 to November 15, 2008.

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

In accordance with terms of the At Market Issuance Sales Agreement, we may issue and sell up to 5,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent.  Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, which includes sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and us. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.

During the first six months of fiscal 2009, we sold 1.9 million shares with proceeds net of commissions of $7.0 million under the At Market Issuance Sales Agreement. Of this $7.0 million, approximately $5.5 million was not received until after September 30, 2008 and is therefore classified as a receivable from stockholder and not cash on the condensed consolidated balance sheet. As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement. To date, we have sold a total of 2.9 million of the 5.0 million shares available for sale under the terms of the At Market Issuance Sales Agreement.

As a result of the above, we had a net increase in cash and cash equivalents of $569,000 during the first six months of fiscal 2009.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2008 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Except for the remaining $2.5 million available under the Berg & Berg $10.0 million working capital loan discussed in the Notes to Condensed Consolidated Financial Statements, Note 11, Related Party Transactions, we presently have no further commitments for financing by Mr. Carl Berg, chairman of our Board of Directors and our principal shareholder, and/or his affiliates, or from any other source. If we are unable to obtain financing from Mr. Berg and/or his affiliates, or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources. We intend to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

Capital Commitments and Debt

At September 30, 2008, we had commitments for capital expenditures for the next 12 months of approximately $163,000 relating to manufacturing equipment. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our operations in China.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following:

(Dollars in thousands)	September 30, 2008
1998 long-term debt to Berg & Berg	$14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
2008 short-term debt to Berg & Berg	3,042
Interest on short and long-term debt	22,935
Current portion of interest on short and long-term debt	137
Total	$81,064

Repayment obligations of short-term and long-term debt principal as of September 30, 2008 are:

	Fiscal year
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Principal repayment	$3,042	$—	$54,950	$—	$—	$—	$57,992

At September 30, 2008, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of September 30, 2008 totaled $517,000.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of September 30, 2008 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Short term notes payable	$3,103	$3,103	$—	$—	$—
Long-term debt obligations	77,961	76	77,885	—	—
Operating lease obligations	2,242	599	884	759	—
Purchase obligations	9,247	9,247	—	—	—
Redemption of convertible preferred stock	9,127	9,127	—	—	—

Total	$101,680	$22,152	$78,769	$759	$—

The terms of the certificates of designation for the series C-1 preferred stock and the Series C-2 preferred stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 preferred stock and Series C-2 preferred stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As set forth above, although dividends are not due, they are continuing to accrue (currently $517,000 as of September 30, 2008). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (6.75% at September 30, 2008), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On October 10, 2008, the most recent adjustment date, the LIBOR rate was 4.19%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans from a stockholder, which mature in September 2010, and one loan from a third party finance company which matures in July 2010. The first loan from the stockholder has an adjustable rate of interest at 1.0% above the lender’s borrowing rate (9.0% at September 30, 2008) and the second loan from the stockholder has a fixed interest rate of 8.0%. The loan from the third party finance company has a monthly floating interest rate as described above. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $87,000. The table below presents principal amounts by fiscal year for our long-term and short-term debt:

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities:
Fixed rate debt	$3,042	—	$20,000	—	—	—	$23,042
Variable rate debt	—	—	$34,950	—	—	—	$34,950

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

Based on this evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2008, our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Commission.  Subsequent to the date of his evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

On July 23, 2008, Galen H. Fischer resigned from his position as Chief Financial Officer. Due to compensating controls, there were no changes in our internal controls during the six months of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, we filed an amended claim alleging infringement of its Canadian Patents 2,483,918 and 2,466,366. The action is in the discovery phase. We are seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of our commercial products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and we have filed a response denying the allegations in the amended complaint. The action has been stayed by the Court pending a final determination of reexaminations of the two patents by the USPTO.

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

The demand for batteries in the transportation and other markets may depend on the continuation of current trends resulting from dependence on fossil fuels.

We believe that much of the present and projected demand for advanced batteries in the transportation and other markets results from increases in the cost of oil, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of oil decreases significantly and over a substantial time period, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternate forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for our batteries could be reduced, and our business and revenue may be harmed.

Adverse business or financial conditions affecting the automotive industry may have a material adverse effect on our development and marketing partners and our battery business.

We are seeking to enter into certain agreements with certain automotive manufacturers and tier 1 suppliers regarding their PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, labor issues and other business and financial challenges. Adverse business or financial conditions affecting individual automotive manufacturers or tier 1 suppliers or the automotive industry generally, including potential bankruptcies, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business. Automotive manufacturers may discontinue or delay their planned introduction of PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. We may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties.

General economic conditions, including concerns regarding a potential global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forego technology investments and could have other impacts, any of which could adversely affect our business, financial condition, operating results and cash flow.

Recent disruption in the global credit markets, failures or material business deterioration of investment banks, commercial banks and other intermediaries in the United States and elsewhere around the world, and significant reductions in asset values across businesses, households and individuals, combined with other financial and economic indicators, raise significant concerns of a potential global recession. If these conditions continue or worsen, they may result in reduced demand for products utilizing our advanced battery technology and difficulties in obtaining financing, which may adversely affect our business.  Risks we might face could include:

•                                          potential declines in revenues due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers;

•                                          potential adverse impacts on our customers’ ability to pay, when due, amounts payable to us and related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if this occurs, or to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws;

•                                          potential adverse impacts on our ability to access credit and other financing sources (and the cost thereof) beyond the approved credit lines we have.  This may impact our ability to finance future acquisitions or significant capital expenditures relating to new products; and

•                                          lengthening sales cycles and/or delayed or cancelled decisions to purchase our products an/or our technology.

Any such impacts could adversely affect our business, financial condition, operating results and cash flow. Such a general slowdown or recession in the global economy may also materially impact the global banking system including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. These adverse financial events could also result in further government intervention in the United States and world markets. Any of these results could impact the manner in which we are able to conduct business including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow or cash position.

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

VALENCE TECHNOLOGY, INC.

Date: November 10, 2008	By:	/s/ Robert L. Kanode
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