Form 10-Q
period 2008-12-31
VALENCE TECHNOLOGY INC
filed 2009-02-09
CIK 885551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of common stock, par value of $0.001 per share, outstanding at January 30, 2009 was 122,754,317.

VALENCE TECHNOLOGY, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended December 31, 2008 and December 31, 2007	2
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended December 31, 2008 and December 31, 2007	3
Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities.	26

Item 4. Submission of Matters to a Vote of Security Holders.	26

Item 5. Other Information.	26

Item 6. Exhibits.	27

Signatures and Certifications	28

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,469	$2,616
Trade receivables, net of allowance of $163 and $123, respectively	1,175	7,208
Inventory, net	9,311	8,904
Prepaid expenses and other current assets	5,659	3,283
Total current assets	24,614	22,011

Property, plant and equipment, net	6,483	5,090
Intellectual property, net	—	57

Total assets	$31,097	$27,158

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,419	$4,214
Accrued expenses	6,067	5,755
Deferred revenue	142	756
Current portion of long-term debt	79	86
Total current liabilities	7,707	10,811

Long-term interest payable to stockholder	23,683	21,447
Long-term debt, net of debt discount	19,325	18,964
Long-term debt to stockholder, net of debt discount	34,735	34,643
Other long-term liabilities	118	—

Commitments and contingencies

Preferred stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 shares issued and outstanding as of December 31, 2008 and March 31, 2008, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 124,557,461 shares issued and 122,754,317 shares outstanding as of December 31, 2008 and 117,439,248 shares issued and 115,636,104 shares outstanding as of March 31, 2008	125	117
Additional paid-in-capital	498,451	477,657
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(553,246)	(536,260)
Accumulated other comprehensive loss	(3,247)	(3,667)

Total stockholders’ deficit	(63,081)	(67,317)

Total liabilities, preferred stock and stockholders’ deficit	$31,097	$27,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

( Unaudited )

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Revenue:
Battery and system sales	$4,455	$3,127	$20,454	$12,468
Licensing and royalty revenue	227	251	1,033	515
Total revenues	4,682	3,378	21,487	12,983
Cost of sales (1)	4,432	3,413	21,435	11,830

Gross margin / (loss)	250	(35)	52	1,153

Operating expenses:
Research and product development (1)	1,031	912	3,380	2,707
Marketing (1)	637	746	2,138	1,758
General and administrative (1)	2,343	2,462	7,309	6,798
Depreciation and amortization	56	163	703	616
(Gain) / loss on disposal of assets	—	8	1	15
Total operating expenses	4,067	4,291	13,531	11,894

Operating loss	(3,817)	(4,326)	(13,479)	(10,741)

Foreign exchange gain	(50)	377	568	727
Interest and other income	13	13	25	30
Interest and other expense	(1,298)	(1,767)	(3,971)	(4,884)

Net loss	$(5,152)	$(5,703)	$(16,857)	$(14,868)

Dividends on preferred stock	(43)	(43)	(130)	(130)

Net loss available to common stockholders, basic and diluted	$(5,195)	$(5,746)	$(16,987)	$(14,998)

Other comprehensive loss:
Net loss	$(5,152)	$(5,703)	$(16,857)	$(14,868)
Change in foreign currency translation adjustments	76	220	421	(4)
Comprehensive loss	$(5,076)	$(5,483)	$(16,436)	$(14,872)

Net loss per share available to common stockholders, basic and diluted	$(0.04)	$(0.05)	$(0.14)	$(0.14)
Shares used in computing net loss per share available to common stockholders, basic and diluted	121,146	113,100	118,256	110,758

(1)	Includes share-based compensation as follows:
	Cost of sales	$15	$—	$9	$—
	Research and product development	74	120	218	250
	Marketing	33	116	278	242
	General and administrative	353	592	1,008	1,237
	Total share-based compensation	$475	$828	$1,513	$1,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

( Unaudited )

	Nine Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(16,857)	$(14,868)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,633	732
Loss on disposal of assets	1	15
Bad debt expense	65	58
Accretion of debt discount and other	2,682	913
Share-based compensation	1,513	1,729
Changes in operating assets and liabilities:
Trade receivable	5,968	2,274
Inventory	(407)	42
Prepaid and other current assets	(2,376)	(1,129)
Accounts payable	(2,795)	(1,441)
Accrued expenses and long-term interest	301	3,043
Deferred revenue	(614)	81

Net cash used in operating activities	(10,886)	(8,551)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,333)	(1,187)
Proceeds from disposal of property, plant and equipment	3,669	—

Net cash used in investing activities	(2,664)	(1,187)

Cash flows from financing activities:
Proceeds from short term loans	7,633	—
Proceeds from stock option exercises	809	69
Proceeds from issuance of common stock and warrants, net of issuance costs	10,846	11,342

Net cash provided by financing activities	19,288	11,411

Effect of foreign exchange rates on cash and cash equivalents	115	(4)

Increase in cash and cash equivalents	5,853	1,669
Cash and cash equivalents, beginning of period	2,616	1,168
Cash and cash equivalents, end of period	$8,469	$2,837

Supplemental information:
Note payable contributed for exercise of common stock warrants	$7,633	$—
Acquisition of treasury stock from shareholder	$—	$5,164
Interest paid	$1,182	$1,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

(Unaudited)

1.                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of December 31, 2008, its consolidated results of operations for each of the three and nine month periods ended December 31, 2008 and December 31, 2007, and the consolidated cash flows for the nine month periods ended December 31, 2008 and December 31, 2007. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2008. The results for the three and nine month period ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009. The year-end condensed consolidated balance sheet data as of March 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

The Company’s business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through the Company’s two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. Valence expects to develop target markets through the sales of our third generation lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable Epoch TM Command and Control Logic. In addition, Valence expects to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

The Company has the following subsidiaries:

Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $553.2 million as of December 31, 2008. For the three and nine month periods ended December 31, 2008, the Company sustained net losses available to common stockholders of $5.2 and $17.0 million, respectively. For the three and nine month periods ended December 31, 2007, the Company sustained net losses available to common stockholders of $5.7 and $15.0 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At December 31, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $8.5 million. The Company expects that its sources of liquidity will not be sufficient for the next twelve months. The Company does anticipate that existing cash balances, product sales and royalties will be sufficient to cover the Company’s operating expenses during the remainder of fiscal 2009. Management depends upon its ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements. Unless the Company’s product sales are greater than management currently forecasts or there are other changes to the business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of the Company’s existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

3.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties pursuant to technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or transfer of title has occurred, seller’s price to the buyer is fixed and determinable, and ability to collect is reasonably assured. For some sales to customers in foreign jurisdictions where retention of title is needed to perfect a security interest, the Company retains title to products shipped, similar to a lien under the U.S. Uniform Commercial Code. For these sales, all other revenue recognition criteria are met for these shipments and neither the customer nor the Company can rescind the transaction. Accordingly, the Company recognizes this revenue when the product is shipped. Product shipments that are not recognized as revenue during the period shipped, primarily N-Charge® Power Systems product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company’s balance sheet. Products shipped to resellers with right of return are included in finished goods inventory as the Company retains title to the products. For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to its end customers or its inventory reporting. For direct customers, the Company estimates a return rate percentage based upon the Company’s historical experience. From time to time the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Perpetual licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

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

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2 Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. SFAS 157 is also amended by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted SFAS 157 on April 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three and nine month periods ended December 31, 2008 and December 31, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	6,649,063	9,643,881	6,649,063	9,643,881
Warrants to purchase common stock	—	2,955,643	—	2,955,643
Total	10,277,697	16,228,158	10,277,697	16,228,158

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock does not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. On December 31, 2008, up to $560,000 in accrued dividends would be convertible into up to 307,954 shares of common stock based on the closing sales price of $1.82 per share on December 31, 2008.

4.                      INVENTORY:

Inventory consisted of the following (in thousands) at:

	December 31, 2008	March 31, 2008

Raw materials	$2,564	$1,485
Work in process	2,503	4,140
Finished goods	4,244	3,279
Total inventory	$9,311	$8,904

Included in inventory at December 31, 2008 and March 31, 2008 were valuation allowances of $4.6 million and $2.0 million, respectively, to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at December 31, 2008 and March 31, 2008.

5.                      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	December 31, 2008	March 31, 2008

Leasehold improvements	$1,163	$1,141
Machinery and equipment	8,219	5,319
Office and computer equipment	1,644	1,620
Construction in progress	36	407
Total cost	11,062	8,487
Less: accumulated depreciation	(4,190)	(3,387)
Less: impairment	(389)	(10)
Total cost, net of depreciation	$6,483	$5,090

6.                     INTELLECTUAL PROPERTY:

Intellectual property consisting of stacked battery construction technology acquired from Telcordia Technologies, Inc. in December 2000 is amortized over its estimated useful life. Intellectual property, net of accumulated amortization and impairment, consisted of the following (in thousands) at:

	December 31, 2008	March 31, 2008

Intellectual property before impairment	$13,602	$13,602
Less: accumulated amortization	(5,108)	(5,051)
Less: impairment	(8,494)	(8,494)
Intellectual property, net	$—	$57

Amortization expense was approximately zero and $29,000 for the three month periods ended December 31, 2008 and December 31, 2007, respectively, and $57,000 and $86,000 for the nine month periods ended December 31, 2008 and 2007, respectively.

7.                      LONG TERM DEBT:

(in thousands)	December 31, 2008	March 31, 2008

2005 Loan balance	$20,000	$20,000
Unaccreted debt discount	(675)	(1,036)
Balance	$19,325	$18,964

2001 Loan from stockholder balance	20,000	$20,000
1998 Loan from stockholder balance	14,950	14,950
Unaccreted debt discount	(215)	(307)
Balance	$34,735	$34,643

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The loan is guaranteed by Mr. Carl Berg, chairman of the Board of Directors and the Company’s principal stockholder. The loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16 th of 1.0%, plus 4.0% (6.75% as of December 31, 2008). The loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a 1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. As of December 31, 2008, no amounts have been paid on the loan.

In connection with the loan, both SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”), an affiliate of Mr. Berg, each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed a cashless exercise of its warrants on June 4, 2008 and June 27, 2008 and received 230,767 common stock shares upon completion of the cashless exercise. Also in connection with the loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. Through December 31, 2008, a total of approximately $1.7 million has been accreted and included as interest expense. Interest payments on the loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through December 31, 2008, a total of $4.9 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three month periods ended December 31, 2008 and December 31, 2007 were $409,000. The amounts charged to interest expense on the outstanding balance of the loan for the nine month periods ended December 31, 2008 and December 31, 2007 were $1.2 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $11.2 million and $10.0 million as of December 31, 2008 and March 31, 2008, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2008, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at December 31, 2008). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, the Company and Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010. The accrued interest amounts for the 1998 Loan were $12.5 million and $11.5 million as of December 31, 2008 and March 31, 2008, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

8.                      COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge® Power Systems covering a 12-month warranty period during which the Company would refund the full value to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $1.1 million and $1.2 million as of December 31, 2008 and March 31, 2008, respectively.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock. At December 31, 2008, $560,000 in preferred stock dividends had accrued.

In connection with the issue of the original issuance of the Series C Convertible Preferred Stock, in June 2003, the Company issued to the Series C Convertible Preferred Stock original holder a warrant to purchase 352,900 shares of the Company’s common stock. The warrant, which expired on June 2, 2008, had a purchase price of $5.00 per share. The warrant was valued using the Black-Scholes valuation model. The warrant was recorded to additional paid in capital at its relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8.61 million was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ended December 2, 2004.

10.                                                                               SHARE-BASED COMPENSATION:

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The 1996 plan expired in February of 2006 and as of December 31, 2008 no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first nine months of fiscal 2009, 707,200 shares were granted under this plan. At December 31, 2008, the Company had 543,235 shares available for grant under the 2000 Plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2008	6,688	$2.95
Granted	707	2.60
Exercised	(388)	2.08
Cancelled	(901)	5.71
Balance at December 31, 2008	6,106	$2.55

The following table summarizes information about fixed stock options outstanding at December 31, 2008 (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.63 - $1.99	4,420	8.05	$1.57	507	$1.47
$ 1.99 - $4.62	1,247	6.51	3.21	822	3.19
$ 4.62 - $10.06	377	1.66	7.25	375	7.26
$ 10.06 - $15.75	10	1.74	13.84	10	13.84
$ 15.75 - $23.56	—	—	—	—	—
$ 23.56 - $34.62	52	1.12	34.11	52	34.11
$ 0.63 - $34.62	6,106	7.27	$2.55	1,766	$4.54

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended December 31, 2008 and December 31, 2007, $475,000 and $828,000 of share-based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended December 31, 2008 and December 31, 2007, $1.5 million and $1.7 million of share-based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at December 31, 2008 is $175,000. There were 388,085 options exercised during the nine month period ended December 31, 2008.

As of December 31, 2008 the Company had a total of $3.9 million in compensation costs related to share-based compensation to recognize over a remaining service period of 2.0 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2009 and 2008:

	December 31, 2008	March 31, 2008
Weighted average risk-free interest rate	2.71%	4.27%
Average expected life in years	5.9 years	5.9 years
Average expected volatility	81.28%	80.49%
Dividend yield	None	None

11.                                                                               RELATED PARTY TRANSACTIONS:

On November 15, 2008, Berg & Berg purchased approximately 1.7 million shares of the Company’s common stock. As payment of the purchase price of the common stock, Berg & Berg surrendered certain promissory notes issued on July 23, 2008 and amended September 30, 2008 ($542,000 in principal and approximately $14,000 in accrued interest), and June 26, 2008 ($2.5 million in principal and approximately $78,000 in accrued interest). The surrendered promissory notes were the second and first working capital loan installments, respectively, made pursuant to an agreement between the Company and Berg & Berg whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order to supplement the Company’s working capital and other financial needs. This agreement expired on November 15, 2008 and accordingly, all outstanding amounts were paid on November 15, 2008. No future draws can be taken against this loan.

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

Long-lived asset information by geographic area is as follows (in thousands):

	December 31, 2008	March 31, 2008
United States	$283	$340
International	6,200	4,807
Total	$6,483	$5,147

Revenues by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

United States	$2,279	$2,146	$12,173	$11,612
International	2,403	1,232	9,314	1,371
Total	$4,682	$3,378	$21,487	$12,983

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the sections — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Factors that could cause actual results to differ materially include those discussed under “Cautionary Statements and Risk Factors,” which include, but are not limited to the following:

•	our ability to develop and market products that compete effectively in targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers;
•	our ability to implement our long-term business strategy that will be profitable and/or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	our ability to attract and retain skilled personnel;
•	our ability to protect and enforce our current and future intellectual property;
•	our need for additional, dilutive financing or future acquisitions; and
•	current and future economic, business and regulatory conditions, as well as the fluctuations in the price of commodities such as oil, which may affect demand for our products.

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Risk Factors” in this Report and the other Quarterly Reports filed since the end of our last fiscal year, as well as any cautionary language in this Report or any of our other reports or filings, including our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, to which we refer in this Report as the Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three and nine month period ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009 or any other period.

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

We are now in development of our third generation of lithium phosphate energy storage systems, which are expected to be commercially available in the second quarter of calendar 2009. Our third generation of lithium ion products feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the advanced functionality and programmability of our third generation energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. Our third generation lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. We believe that our third generation energy storage systems offer design and performance capabilities that will facilitate adoption in automotive, industrial, public utility, telecommunications, aerospace and military markets not traditionally served by other lithium ion solutions.

Strategy

Our business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of our third generation lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable Epoch TM Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

Key elements of our business strategy include:

•                Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technology. Our product development and marketing efforts are focused on large-format battery solutions, such as our third generation lithium phosphate energy storage systems and U-Charge ® Power System and other custom battery solutions that feature advanced performance and technological advantages. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries and as a substitute for certain applications using lead acid batteries.

•                Manufacturing high-quality, cost-competitive products using a combination of Company owned and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants; one manufactures our advanced lithium phosphate materials with our patented carbothermal process while the second manufactures our advanced standard large-format packs such as U-Charge ® and custom packs such as Segway. We have arrangements with contract manufacturers for cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in three phases, each building on the previous one:

•                Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our technology in our patented polymer construction. During this phase, we introduced the N-Charge ® Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers.  We have discontinued the sale of our N-Charge® products.

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

•                Third Phase: The third phase of our business strategy will entail the development and commercialization of our patented Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Fluorophosphate (LVPF) cathode materials into large-format, high capacity prismatic cells. These materials offer superior performance with additional energy storage and higher voltage capabilities for the automotive, industrial, public utility, telecommunications, aerospace, military and other markets.

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

Going Concern

As a result of our limited cash resources and history of operating losses there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing by our Chairman Carl Berg and/or his affiliates or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources.

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

Revenue Recognition

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties pursuant to technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or transfer of title has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. For some sales to customers in foreign jurisdictions where retention of title is needed to perfect a security interest, we retain title to products shipped, similar to a lien under the U.S. Uniform Commercial Code. For these sales, all other revenue recognition criteria is met for these shipments and neither we nor the customer can rescind the transaction. Accordingly, we recognize this revenue when the product is shipped. Product shipments that are not recognized as revenue during the period shipped, primarily N-Charge® Power Systems product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with right of return are included in finished goods inventory as we retain title to the products. For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For direct customers, we estimate a return rate percentage based upon our historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments.  These are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Battery and systems sales	95%	93%	95%	96%
Licensing and royalty revenue	5%	7%	5%	4%
Total revenues	100%	100%	100%	100%

Gross margin profit (loss)	5%	(1)%	—%	9%
Operating expenses	87%	127%	63%	92%
Operating loss	(82)%	(128)%	(63)%	(83)%
Net loss	(110)%	(169)%	(78)%	(115)%

Revenues and Gross Margin

Battery and System Sales. Battery and system sales totaled $4.5 million and $20.5 million for the three and nine months ended December 31, 2008, respectively, as compared to $3.1 million and $12.5 million for the three and nine months ended December 31, 2007, respectively. The year to date increase in revenues was primarily due to first quarter fiscal 2009 sales to a new customer, the Tanfield Group (“Tanfield”), of $4.2 million, as well as an increase in sales to Segway of $2.2 million and to Oxygen of $1.5 million for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. We had $142,000 and $756,000 in deferred revenue on our balance sheet at December 31, 2008 and March 31, 2008, respectively, primarily related to sales shipping at the end of the period. Tanfield sales accounted for 0% and 21% of our product sales for the three and nine months ended December 31, 2008 and 0% of our product sales for the three and nine months ended December 31, 2007. Tanfield revised their expectations to significantly lower growth than previously forecasted. We ceased shipments to Tanfield in June and how much, if any, future revenues we may receive from sales to Tanfield is uncertain.  Segway sales accounted for 36% and 45% of our total product sales for the three and nine months ended December 31, 2008, respectively and 29% and 55% for the three and nine months ended December 31, 2007, respectively. Sales to Oxygen accounted for 34% and 10% of our total product sales for the three and nine months ended December 31, 2008, respectively compared to 0% and 5% of our total product sales for the three and nine months ended December 31, 2007, respectively. The large-format battery systems sales represent 63% and 17% of our total revenue for the third fiscal quarter in 2009 and 2008, respectively and 52% and 16% of our total revenue for the first nine months of fiscal 2009 and 2008, respectively. We believe that the recent growth in large-format battery systems sales is primarily due to the increase in demand for alternative energy solutions driven by the rising costs of fossil fuels, as well as environmental concerns.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal third quarter 2009 licensing and royalty revenue was $227,000 compared with $251,000 for the same quarter in fiscal 2008. Licensing and royalty revenue for the first nine months of fiscal 2009 and 2008 was $1.0 million and $515,000, respectively. Licensing and royalty revenue increased in the current fiscal quarter primarily due to license amendment with Varta AG, as well as our license agreement with Amperex Technology Limited, both of whom make ongoing royalty payments as they use our technology. We will continue to pursue licensing strategies as our lithium phosphate technology receives greater market acceptance.

Gross Margin. Gross margin as a percentage of revenue was 5% and 0% for the three and nine months ended December 31, 2008, respectively, as compared to (1)% and 9% for the three and nine months ended December 31, 2007, respectively. For the three and nine months ended December 31, 2008, revenues from battery and system sales increased compared to these same periods in 2007. Management revised certain estimates regarding inventory and warranty reserves, thereby decreasing cost of goods sold by $138,000 and increasing cost of goods sold by $2.6  million for the three and nine months ended December 31, 2008, respectively. Inventory and warranty reserves increased by $127,000 and $2.2 million for the three and nine months ended December 31, 2007, respectively. The majority of the reserve adjustment for the three and nine month periods ended December 31, 2008, was related to the discontinuation of the N-Charge product line. We reduced the $2.1 million carrying value of our N-Charge® inventory to its net realizable value, which was estimated at $0.6 million as of June 30, 2008 and $0 as of September 30, 2008 and December 31, 2008.

Operating Expenses

The following table presents the change in operating expenses from 2007 to 2008 for the three and nine months ended December 31 of those years:

	Three Months Ended December 31,		Nine Months Ended December 31,
	Increase / (Decrease)	% Change	Increase / (Decrease)	% Change

Research and development	$119	13%	$673	25%
Marketing	(109)	(15)%	380	22%
General and administrative	(119)	(5)%	511	8%
Depreciation and amortization	(107)	(66)%	87	14%
Loss on disposal of assets	(8)	(100)%	(14)	(93)%
Total operating expenses	$(224)	(5)%	$1,637	14%

During the three and nine months ended December 31, 2008, total operating expenses were 87% and 63% of revenue, respectively, compared to 126% and 92% of revenue during the same periods for the prior year.  The decrease in total operating expenses for the three months ended December 31, 2008 compared the same period in the prior year is primarily due to reduced share-based compensation and decreases in recruiting and relocation expenses.  The increase in total operating expenses from the nine months ended December 31, 2007 to the nine months ended December 31, 2008 is primarily due to increased numbers of employees, travel expenses, product testing, and reporting fees.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses increased by $119,000, or 13%, to $1.0 million for the three months ending December 31, 2008 from $912,000 for the three months ending December 31, 2007. Research and product development expenses increased by $673,000, or 25%, to $3.4 million for the nine months ended December 31, 2008 from $2.7 million for the nine months ended December 31, 2007.  The increase in research and development expenses is the result of increased expenses related to the development of our third generation lithium phosphate energy storage systems. Engineering and design fees related to third -party consulting services increased by $50,000 and $216,000 for the three and nine months ended December 31, 2008, respectively from the same periods last year.  For the three and nine months ended December 31, 2008, salary expenses increased by $55,000 and $330,000, respectively, primarily due to the hiring of two application engineers in the first fiscal quarter 2009 and three application engineers in the second fiscal quarter 2009. Severance paid to an executive who left the Company during the three months ended December 31, 2008 increased severance expense by $87,000 for the three and nine months ended December 31, 2008. During the three and nine months ended December 31, 2008, approximately $74,000 and $218,000 of share-based compensation was allocated to research and development expenses as compared to $120,000 and $250,000 in the three and nine months ended December 31, 2007, respectively.

Marketing . Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $637,000 in the three months ended December 31, 2008 were $109,000, or 15%, lower than the $746,000 for the three months ended December 31, 2007. Marketing expenses of $2.1 million in the first nine months ended December 31, 2008 were $380,000, or 22%, higher than the $1.8 million for the nine months ended December 31, 2007. During the three and nine months ended December 31, 2008, approximately $33,000 and $278,000, respectively, of share-based compensation was allocated to marketing expenses as compared to $116,000 and $242,000 in the three and nine months, respectively, ended December 31, 2007. Salary expenses increased by $76,000 and $248,000 in the three and nine months ended December 31, 2008 compared to the same periods in fiscal 2007 primarily due to hiring two additional marketing staff in second fiscal quarter 2009. During the third quarter of fiscal 2009, bad debt expense decreased by $25,000, net of customer write offs. Although some expenses increased for the nine month period ended December 31, 2008 compared to this same period in 2007, such as travel to customer sites of $30,000 and marketing and office expenses of $58,000, overall sales and marketing expenses decreased for the third quarter of fiscal 2009 compared to this period in fiscal 2008. During the third quarter of fiscal 2009, recruiting expenses decreased by $60,000 and telecommunications expense decreased by $13,000.

General and Administrative .. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses decreased slightly from $2.5 million for the three months ended December 31, 2007 to $2.3 million for the three months ended December 31, 2008.  These expenses totaled $7.3 million and $6.8 million for the nine months ended December 31, 2008 and December 31, 2007, respectively, or an 8% increase. Audit expenses, consulting fees, and annual report expenses for our SEC filings increased by $135,000 and $641,000 for the three and nine months ended December 31, 2008 compared to the same periods in 2007, respectively. Software expenses increased by $115,000 due to the purchase of certain Axapta user licenses during the nine months ended December 31, 2008 compared to software expenses for this period in 2007.  For the three and nine months ended December 31, 2008, rent increased by $42,000 and $92,000 respectively and relocation costs decreased by $26,000 and $235,000 respectively, compared to these same periods in 2007.  General and administrative expenses included $353,000 and $592,000 of share-based compensation expense for the third fiscal quarter of 2009 and 2008, respectively, a decrease of $239,000. Share-based compensation was $1.0 million and $1.2 million for the first nine months ended December 31, 2008 and 2007, respectively.

Depreciation and Amortization .. Depreciation and amortization expenses were $56,000 and $163,000 for the third quarters of fiscal 2009 and 2008, respectively, or a 66% decrease. These expenses were $703,000 and $616,000 for the nine months ended December 31, 2008 and 2007, respectively, or a 14% increase. This increase was primarily due to the $379,000 impairment charge taken against fixed assets considered obsolete during the nine months ended December 31, 2008. This increase was partially offset by a decrease due to depreciable assets purchased in prior years becoming fully depreciated.

  Liquidity and Capital Resources

Liquidity

At December 31, 2008, our principal source of liquidity was cash and cash equivalents of $8.5 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following December 31, 2008 nor do we anticipate the gross profit from product sales during the remainder of fiscal 2009 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, changes in market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next twelve months.

The following table summarizes our statement of cash flows for the nine months ended December 31, 2008 and 2007:

	Nine Months Ended December 31,
(dollars in thousands)	2008	2007
Net cash flows provided by (used in):
Operating activities	$(10,886)	$(8,551)
Investing activities	(2,664)	(1,187)
Financing activities	19,288	11,411
Effect of foreign exchange rates	115	(4)
Net (decrease) increase in cash and cash equivalents	$5,853	$1,669

Our use of cash from operations the first nine months of fiscal 2009 and fiscal 2008 was $10.9 million and $8.6 million, respectively. The cash used for operating activities during the first nine months of fiscal 2009 was primarily for operating losses and working capital. Cash used for operating losses in the first nine months of fiscal 2009 increased from the same period of fiscal 2008 by $2.3 million primarily from the impact of increases in operating expenses as described above in the section titled “Operating Expenses.”

In the first nine months of fiscal 2009, we had a net increase in cash used in investing activities of $1.5 million, as compared to the first nine months of fiscal 2008. Cash used in investing activities during the first nine months of fiscal 2009 relates to purchases of equipment domestically and in China.

We obtained cash from financing activities in the amounts of $19.3 million and $11.4 million during the first nine months of fiscal 2009 and 2008, respectively. The financing activities in the first nine months of fiscal 2009 were short term loans made to us by Berg & Berg for working capital requirements in the total amount of $7.6 million pursuant to an agreement whereby Berg & Berg agreed to provide for up to $10.0 million in interim working capital loans from time to time in order for Berg & Berg and/or certain of its affiliates to supplement our working capital and other financial needs. This agreement expired on November 15, 2008. The working capital loans were paid through the cashless exercise on September 30, 2008 of a warrant held by Berg & Berg in the total amount of $4.5 million and through the November 15, 2008 purchase of 1,666,618 shares of the Company’s common stock. As consideration for both the warrant exercise and the common stock purchase, Berg & Berg surrendered each of the promissory notes related to the working capital loans described above. Financing activities in the first nine months of fiscal 2009 also include $9.2 million in issuances of common stock in sales to private investors and $0.8 million for the exercise of stock options.

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

During the first nine months of fiscal 2009, we sold 2.8 million shares with proceeds net of commissions of $9.2 million under the At Market Issuance Sales Agreement. As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement. To date, we have sold a total of 3.9 million of the 5.0 million shares available for sale under the terms of the At Market Issuance Sales Agreement.

As a result of the above, we had a net increase in cash and cash equivalents of $5.9 million during the first nine months of fiscal 2009.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2008 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing by Mr. Carl Berg, chairman of our Board of Directors and our principal shareholder, and/or his affiliates, or from any other source. If we are unable to obtain financing from Mr. Berg and/or his affiliates, or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources. We intend to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

Capital Commitments and Debt

At December 31, 2008, we had commitments for capital expenditures for the next 12 months of approximately $1.9 million relating to manufacturing equipment in China. We may require additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our operations in China.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following:

December 31,
(Dollars in thousands)	2008

1998 long-term debt to Berg & Berg	$14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
Interest on short and long-term debt	23,683
Current portion of interest on short and long-term debt	79
Total	$78,712

Repayment obligations of short-term and long-term debt principal as of December 31, 2008 are:

	Fiscal year
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Principal repayment	$—	$—	$54,950	$—	$—	$—	$54,950

At December 31, 2008, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of December 31, 2008 totaled $560,000.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2008 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt obligations	$78,712	$79	$78,633	$—	$—
Operating lease obligations	1,871	166	946	759	—
Purchase obligations	9,292	9,292	—	—	—
Redemption of convertible preferred stock	9,170	9,170	—	—	—
Total	$99,045	$18,707	$79,579	$759	$—

The terms of the certificates of designation for the series C-1 preferred stock and the Series C-2 preferred stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 preferred stock and Series C-2 preferred stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As set forth above, although dividends are not due, they are continuing to accrue (currently $560,000 as of December 31, 2008). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (6.75% at December 31, 2008), we entered into a rate cap agreement which caps the LIBOR rate at 5.5% (On January 10, 2009, the most recent adjustment date, the LIBOR rate was 0.41%) In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We also have long-term debt in the form of two loans from a stockholder, which mature in September 2010, and one loan from a third party finance company which matures in July 2010. The first loan from the stockholder has an adjustable rate of interest at 1.0% above the lender’s borrowing rate (9.0% at December 31, 2008) and the second loan from the stockholder has a fixed interest rate of 8.0%. The loan from the third party finance company has a monthly floating interest rate as described above. Each 0.25% increase in interest on the adjustable rate loan would increase our annual interest expense by approximately $87,000. The table below presents principal amounts by fiscal year for our long-term and short-term debt:

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities:
Fixed rate debt	$—	—	$20,000	—	—	—	$20,000
Variable rate debt	—	—	$34,950	—	—	—	$34,950

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.                      CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) for the period covered by this Report.

Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer has each concluded that, as of December 31, 2008, our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Commission.  Subsequent to the date of his evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

On November 17, 2008, Ross A. Goolsby joined the Company as our Chief Financial Officer and Principal Financial Officer. Due to compensating controls, there were no changes in the effectiveness of our internal controls during the nine months of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.            RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended March 31, 2008, filed with the Commission on June 16, 2008, the following additional and/or updated risk factors are applicable:

General negative economic conditions, including concerns regarding a potential global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forego technology investments and could have other impacts, including but not limited to our ability to access funds on credit and the valuation of our equity securities, any of which could adversely affect our business, financial condition, operating results and cash flow.

Unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  Failure or material business deterioration of investment banks, commercial banks and other intermediaries in the United States and elsewhere around the world, and significant reductions in asset values across businesses, households and individuals, combined with other financial and economic indicators, have had a profound impact on the global economy.

Many industries are impacted by these market conditions.  Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may result in reduced demand for products utilizing our advanced battery technology and difficulties in obtaining financing, which may adversely affect the Company’s growth and business prospects.

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

•                  potential adverse impacts on our ability to access credit and other financing sources (and the cost thereof).  This may impact our ability to finance our operations or make significant capital expenditures relating to new products;

•                  lengthening sales cycles and/or delayed or cancelled decisions to purchase our products and/or our technology; and

•                  potential adverse impacts on the valuation of our equity securities as a result of the devaluation and volatility of global stock markets.

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

We are seeking to enter into certain agreements with certain worldwide automotive manufacturers and tier 1 suppliers regarding their PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, labor issues and other business and financial challenges, which have substantially worsened as a result of the current U.S. and global economic slowdown. There is uncertainty with respect to the impact of the recent U.S. government bailout of the three largest U.S. auto makers and possible restructuring of those companies. Adverse business or financial conditions affecting individual automotive manufacturers or tier 1 suppliers or the automotive industry generally, including potential bankruptcies, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business. Automotive manufacturers may discontinue or delay their planned introduction of PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. We may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties.

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

The fact that we depend on a sole supplier or a limited number of suppliers for key raw materials and components may delay our production of batteries.

We depend on a sole supplier or a limited number of suppliers for certain key raw materials and components used in manufacturing and developing our power systems. We generally purchase raw materials and components pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials and components, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials and components in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 15, 2008, Berg & Berg purchased 1,666,618 shares of the Company’s common stock for an aggregate purchase price of $3.1 million. The purchase price equaled the closing bid price of the Company’s common stock as of November 15, 2008. As payment of the purchase price, Berg & Berg surrendered certain promissory notes in the aggregate amount of $3.1 million, including principal and accrued interest.

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

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: February 9, 2009	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Chief Financial Officer
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

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.