Form 10-K
period 2009-03-31
VALENCE TECHNOLOGY INC
filed 2009-06-05
CIK 885551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-20028

VALENCE TECHNOLOGY, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0214673
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12303 TECHNOLOGY BOULEVARD, SUITE 950
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller reporting Company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates was $186,229,733 as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter and based upon the average bid and asked price of the Registrant’s common stock. This calculation excludes 63,218,406 shares of common stock held by directors, officers and holders of 5% or more of Registrant’s outstanding common stock and such exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares outstanding of the Registrant’s common stock as of May 29, 2009, was 123,313,918.

VALENCE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2009

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

PART I

ITEM 1. BUSINESS

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology. Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available to us we utilize the numerous benefits of our latest energy storage technology, deep intellectual property portfolio and extensive experience of our management team. We are an international leader in the development of lithium iron magnesium phosphate energy storage solutions.  The Company has redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on motive and stationary markets.

In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2010. U-Charge® features our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field repairability.

Although we discontinued the manufacture and marketing of our Epoch™  line of commercial products in FY 2009, we have continued the development of our Epoch™ battery management system technology, using Smart battery command and control logic.  The benefits of the Epoch™ battery management system technology are being integrated into our U-Charge® product line. The attributes embodied in Epoch™ battery management system technology include communications, control, reliability, modularity and measurement feature enhancements.  We believe that Epoch™ battery management system technology offers design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium-ion solutions.  This technology will allow us to offer customer focused solutions based upon proven technology.

Markets

We have identified four key market sectors where we will focus our strategy:

Motive

We are enabling efficient transportation solutions from all-electric and hybrid personal transporters to commercial delivery vehicles and mass transit buses.  These quiet, powerful, low to zero-emission vehicles need portable power solutions to operate efficiently. Our Lithium Iron Magnesium Phosphate Energy Storage System offers the optimal combination of performance, safety, cost, reliability and environmental characteristics. We are working with a global customer base to deliver motive solutions for hybrid electric vehicles (HEVs), PHEVs, EVs, and neighborhood electric vehicles (NEVs) including car, bus, truck, tram, scooter and motorbike. We are also working with vehicle manufacturers to develop auxiliary power unit (APU) solutions for climate control and domestic living services/applications.

Stationary

Stationary Energy Storage Systems are designed to provide electrical power to large systems during instances of power outages. They are used in equipment dedicated to stabilizing voltages by eliminating irregularities in systems that generate electrical power. The storage systems can hold large loads temporarily as utility power switches from one generation source to another. Hence, applications such as uninterruptible power supplies (UPS), DC power systems, frequency regulation, community storage, emergency lighting, starter systems, security alarms, and switchgear primarily drive the market for stationary batteries. Our Lithium Phosphate Energy Storage Systems offer large format back-up and UPS solutions for commercial and utilities applications.

Industrial

The Industrial market sector includes applications where the majority of the battery’s energy is not used in propelling the application but rather lifting, powering or handling goods or materials. This includes applications such as floor cleaners, forklifts, medical carts, defibrillators, wheelchairs, robotics and other industrial tools.

Military

The Military market sector includes applications from each of the above market sectors, however this market is different relative to its unique requirements and barriers to entry.  The main focus for military applications include robotics, communications, survey equipment and auxiliary power systems.  The motive applications in the Military sector include EVs, HEVs and PHEVs in armored and non-armored vehicles as well as marine, submarine and aviation.

Strategy

Our business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of U-Charge® systems and custom energy storage systems based on programmable Epoch™ Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

Key elements of our business strategy include:

•                 Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technology .. Our product development and marketing efforts are focused on large-format battery solutions, such as our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems and other custom battery solutions that feature advanced performance and technological advantages. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries and as a substitute for certain applications using lead-acid batteries.

•                 Manufacture high-quality, cost-competitive products using a combination of Company owned and contract manufacturing facilities . Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants; one manufactures our advanced lithium iron magnesium phosphate materials with our patented carbon-thermal reduction process while the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs for customers such as Segway Inc. We have arrangements with contract manufacturers for cylindrical cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in three phases, each building on the previous one:

•                 Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our technology in our patented polymer construction. During this phase, we introduced the N-Charge® Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers.  We discontinued this product line during fiscal 2009 to focus on our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems.

•                 Second Phase: The second phase of our business strategy is also complete. Throughout this phase our cell development has focused on commercializing a cylindrical Lithium Iron Magnesium Phosphate cell and advanced third generation Intelligent Energy Source Storage System). This new family of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to safety, energy cycle life and weight.

•                 Third Phase: The third phase of our business strategy will entail the development and commercialization of our patented Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Phosphate Fluoride (LVPF) cathode materials into large-format, high capacity cells. These materials offer superior performance with additional energy storage and higher voltage capabilities for the automotive, industrial, UPS, aerospace, telecommunications, military and other sectors.

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

We believe we are uniquely positioned for growth due to the following:

•                 Leading technology . Our phosphate-based lithium-ion technology and Epoch™ battery management system technology offers many performance advantages over competing battery technologies. The safety advantages inherent in our technology enable the design of large-format lithium-ion energy systems. As the first company in the battery industry to commercialize phosphates, we believe that we have a significant advantage in terms of time to market as well as chemistry, advanced energy storage system development and manufacturing expertise.

•                 New Market Opportunities . Our technology enables the production of high energy density, large-format batteries without the safety concerns presented by oxide-based lithium-ion batteries. Consequently, our lithium phosphate technology energy and power systems can be designed into a wide variety of products in markets not served by current oxide-based lithium-ion technology. We intend to expand the market opportunity for lithium-ion by designing our technology into a wide variety of products for the automotive, commercial, UPS, telecommunications, aviation and military markets.

•                 New Valence Market Focus. We have transitioned from a technology developer to a commercial provider of advanced energy storage systems.   We expanded our manufacturing capacity, enhanced our application engineering capabilities, strengthened our marketing and sales resources,  and are now providing full service fulfillment services in Europe, North America and China.  We are also developing worldwide suppliers of critical materials and components to serve the entire lithium phosphate sector and extending our research and development into the next generation of lithium phosphate energy storage solutions.

•                 Our Goal: Given the extensive intellectual property and processes expertise we have developed, our goal is to enable many emerging applications with advanced energy storage solutions and serve the entire lithium phosphate sector with high performance critical materials and component supply. We believe the lithium phosphate sector will rapidly expand and Valence is uniquely positioned to lead this expansion.

Fiscal 2009 Highlights

Following are some of the key Company events and accomplishments in pursuit of our strategy during fiscal 2009:

•                 We introduced our third generation of intelligent battery packs.

•                 Customer application trials are underway with over 100 corporations in motive, stationary power, industrial and military applications.

•                 We signed several multi-year manufacturing agreements with customers such as PVI, Brammo Inc., EVI and Oxygen S.p.A. to provide our lithium phosphate energy storage solutions.

•                 We were awarded 3 new patents in the U.S. and 22 worldwide patents during the 2009 fiscal year.

Continuing Development of Valence Lithium Phosphate Technology

Our first generation Lithium Iron Magnesium Phosphate Material was successfully commercially produced in 2002 using our proprietary Bellcore technology and in fiscal 2004 was introduced in a cylindrical construction. Throughout fiscal 2005 our development team focused on increasing capacity of the energy cell, offering other constructions and designing a power cell. In late fiscal 2005, our team implemented a product change which increased the capacity of the energy cell.

We continue to develop next-generation Lithium Vanadium Phosphate and Lithium Vanadium Phosphate Fluoride cathode materials.  These materials offer superior performance with additional energy storage and higher voltage capabilities for the automotive, industrial, UPS, aerospace, telecommunications, military and other sectors.

Development of Third Generation Battery Packs

We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. We are continuing to further our development of products including our latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems that feature improved battery management, reporting capability that is superior to other rechargeable battery packs, field serviceability and many other advanced features, which will begin being sold during the first half of fiscal 2010.  Our Epoch™ Command and Control Logic is programmable and can be quickly and easily configured to a variety of custom applications. The development of the Epoch™ Command and Control Logic is expected to dramatically reduce the level of effort and technical risk required to develop customized hardware and software for new product designs, thus reducing the development cycle time and expense.

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

We believe all of our Lithium Iron Magnesium Phosphate Energy Storage Systems which utilize safe and environmentally friendly phosphate-based cathode materials in place of other less stable and more costly cathode materials, address the current challenges facing the rechargeable battery industry and provide us with several competitive advantages. Key attributes of our Lithium Iron Magnesium Phosphate Energy Storage Systems include:

•                 Increased safety. We believe that our Lithium Phosphate Energy Storage Systems significantly reduce the safety risks associated with oxide-based lithium-ion technologies. The unique chemical properties of phosphates render them substantially incombustible if mishandled during charging or discharging. As a result, we believe our technology is more stable under overcharge or short circuit conditions than existing lithium-ion oxide technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our technology enables the creation of safe, large-format, high energy density lithium-ion solutions.

•                 Performance advantages.  Our Lithium Iron Magnesium Phosphate Energy Storage Systems offer several performance advantages over the competing battery chemistries of lead-acid, nickel-cadmium, nickel metal hydride and traditional lithium-ion oxide technologies, including higher rate capability, longer cycle life, longer shelf life, and lower total cost of ownership .  Other system advantages include lighter weight, excellent float characteristics and high-energy efficiency during charge and discharge.

•                 High energy density. In its large-format application, our Lithium Iron Magnesium Phosphate Energy Storage Systems exhibit an energy density which exceeds other battery chemistries such as lead-acid, nickel metal hydride and nickel-cadmium.

•                 High rate capability. In the power cell construction, our Lithium Iron Magnesium Phosphate Energy Storage Systems offer an exceptional rate capability with sustained 10 to 15C discharges and low impedance of less than 20m Ohms. These two characteristics result in a cell that provides larger bursts of power while generating less heat than energy cells.

•                 Increased exceptional cycle life. Current testing of Lithium Iron Magnesium Phosphate Energy Storage Systems has yielded cycle life of 2700 cycles at 23°C to 80% of the battery’s initial capacity, representing a longer life span compared to existing solutions.

•                 Maintenance-free. Our Lithium Iron Magnesium Phosphate Energy Storage Systems are maintenance-free.

•                 Lower lifetime cost. We believe that our proprietary phosphate material used in our Lithium Iron Magnesium Phosphate Energy Storage Systems is less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As a result, we believe that as production volume increases due to greater demand for Lithium Iron Magnesium Phosphate Energy Storage Systems, material costs should decrease. Finally, the lower maintenance costs, longer cycle life and longer service life associated with U-Charge® Lithium Phosphate Energy Storage Systems lead to a lower total cost of ownership in numerous applications.  For example, our Lithium Phosphate Energy Storage Systems can also be field repaired, should a failure occur, and placed back into service, resulting in lower cost to the consumer in the event of failure.

•                 Flexibility. The logic of U-Charge®  Lithium Iron Magnesium Phosphate Energy Storage System is programmable and therefore can easily be applied to custom energy storage systems of various sizes for various applications.

•                 Environmental friendliness. Rechargeable batteries that contain nickel metal hydride, nickel-cadmium or lead-acid are toxic and harmful to the environment. In contrast, our proprietary phosphate technologies do not contain any heavy metals. Our Lithium Iron Magnesium Phosphate Energy Storage Systems incorporate an environmentally friendly, phosphate-based cathode material that reduces the disposal issues inherent in other types of batteries.

Products

The U-Charge® Energy Storage System

The U-Charge® Energy Storage System is a family of products based on Valence’s proprietary Lithium Iron Magnesium Phosphate technology and is designed to be a direct replacement for standard-sized lead-acid energy storage systems.  These 12.8 and 19.2 volt energy storage systems offer twice the run-time and a third less weight than lead-acid, expanded calendar life and greater cycle life with full depth of discharge, resulting in significantly lower total costs of ownership. U-Charge® Energy Storage Systems are used in a variety of applications such as hybrid and full electric vehicles, wheelchairs, scooters, robotics, marine, remote power, military, back-up and many other devices.  Announced in March 2009 and expected to become commercially available in the second quarter of fiscal 2010, the latest U-Charge® Energy Storage Systems are designed to offer significant performance advantages that include common communication protocol, programmable logic, advanced cell balancing and superior fuel gauge reporting. The latest U-Charge® systems can also be field-repaired, should a failure occur, and placed back into service and are also backward compatible to prior U-Charge® products.

Product Milestones

In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2010. U-Charge® features our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle, plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® lithium iron magnesium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field repairability and is expected to begin being sold during the first half of fiscal 2010.

In February 2008, we entered into a supply agreement with The Tanfield Group whereby we agreed to manufacture and supply Lithium Phosphate Energy Storage Systems to power zero emission, all-electric commercial delivery vehicles. Our battery systems are installed in leading edge vans and trucks produced by Tanfield’s UK-based trading division, Smith Electric Vehicles. Initial purchases which began in fiscal fourth quarter ended March 31, 2008, were fulfilled with our current U-Charge® Energy Storage Systems. Subsequent purchases by Tanfield in fiscal 2009 were fulfilled by the U-Charge® Energy Storage Systems.

In January 2006, we announced availability of eight new models of our large-format lithium iron magnesium phosphate U-Charge® XP Energy Storage Systems that feature built-in battery management electronics and power rates of 500 to 1700 continuous watts, depending on the model.

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

In February 2004, we introduced the U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems. U-Charge® systems have been produced in our China facilities and are designed to power a variety of motive applications from hybrid and electric vehicles to scooters and wheelchairs, and can also be used in stationary applications.

In February 2002, Valence launched the N-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.  We decided to discontinue the N-Charge® Lithium Phosphate Energy Storage Systems product line during calendar year 2008 in order to focus on our U-Charge ® Energy Storage Systems.

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

Significant new alliances to develop Valence energy storage systems and customers for Valence’s Lithium Iron Magnesium Phosphate Energy Storage Products include: Brammo, Oxygen PVI, EVI, and various government and military groups. We continue to ship Lithium Phosphate Energy Storage Systems to major customers that include Segway, Smith Electric Vehicles, Enova Inc., and The Wright Group (Wright Bus).  Our battery pack, powder, and engineering operations are conducted in our two manufacturing plants located in Suzhou, China. We continue to improve the batch-to-batch yield of our proprietary Lithium Phosphate cathode materials and increase output with continuous versus batch process improvements. Pack assembly operations have been simplified and expanded. In addition, our engineering operations have been expanded to support continuous manufacturing processes and quality control improvements.

Development of our patented next-generation Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Phosphate Fluoride (LVPF) cathode materials has been focused and accelerated. Recognized as the next generation of Lithium Phosphate energy solutions, we believe LVP and LVPF will offer higher performance solutions to a new generation of vehicular and other demanding applications.

Competition

In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride, liquid lithium-ion and lithium-ion polymer energy storage systems. The industry consists of major domestic and international companies with substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them.  We believe our principal competitors are Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, Johnson Controls SAFT, Ener1, A123 Systems, and numerous lead-acid manufacturers around the world.

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

We believe that we have several technological advantages over competitors in terms of our ability to compete in the rechargeable battery market. Our Lithium Iron Magnesium Phosphate energy storage solutions including materials, cells and Epoch™ intelligent technology and our unique ability to integrate our packs into customer applications enable us to serve a wide range of markets that do not currently use lithium-ion energy storage systems.

Sales and Marketing

To respond to the rapidly expanding worldwide electric vehicles and plug-in hybrid market our Vice President of Sales and Marketing is based in Mallusk, Northern Ireland and leads a global team of sales and marketing specialists.

U-Charge® Energy Storage Systems are a family of standard form factor systems that can be configured to meet the energy storage needs of a wide range of customers’ applications. The customer evaluation and approval process is generally between six and twenty-four months. We anticipate sales will typically be made through separately negotiated supply agreements rather than standard purchase orders.  Both Energy Storage Systems are expected to be sold in standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Lithium Phosphate technology and programmable Epoch™ Command and Control Logic. We also provide pack level application engineering services to assist our customers with the integration of our packs into their specific applications. History to date has not shown seasonality in any of our product sales.

Sales of products are typically denominated in U.S. dollars. Consequently, sales historically have not been subject to currency fluctuation risk.

Customers

Over the last three fiscal years, a limited number of our customers have accounted for a significant portion of our revenues as follows:

	Year ended March 31,
	2009	2008	2007
Segway, Inc.	46%	55%	60%
The Tanfield Group, PLC	16%	12%	—%

During fiscal 2009 approximately 60% of our sales were domestic and 40% international. (See Note 19 in the Notes to Consolidated Financial Statements.)

Patents, Trade Secrets and Trademarks

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent, trademark and trade secret protection, non-disclosure agreements and cross-licensing agreements.

We rely on patent protection for certain designs and products. We hold approximately 136 U.S. patents, which have expiration dates through 2026 and have about 42 patent applications pending in the U.S. We hold 123 world wide patents and have 126 world wide patent applications pending. We continually prepare new patent applications for filing in the U.S and we also actively pursue patent protection in certain foreign countries.

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

We own the registered trademarks of Valence, N-Charge®, U-Charge® and the common law trademark Epoch™ in the United States and abroad.  All other trademarks, service marks or trade names referred to in this Report are the property of their respective owners.

Manufacturing and Raw Materials

Our base Lithium Iron Magnesium Phosphate Cathode Material is manufactured in a plant operated by one of our wholly owned foreign enterprises (or WOFEs) in Suzhou, China. Cylindrical cells are manufactured for us by Tianjin Lishen Battery Joint-Stock Co., Ltd. Our Energy Storage Systems or Packs are manufactured in a second plant of our WOFE in Suzhou, China. We depend on a limited number of suppliers for certain key raw materials used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our limited source suppliers. With these relationships, we believe that we will have sufficient capacity to meet or exceed expected demands in fiscal 2010.

Research and Product Development

We conduct materials research and development at our Las Vegas, Nevada facility and new product development at our China facility. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our energy storage systems. Our areas of expertise include: chemical engineering; process control; safety; anode, cathode, and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; analytical chemistry; material science and energy storage system command and control logic development. Our research and development efforts over the past year have focused and will continue to focus on four areas:

•  Continuing development of our Lithium Phosphate technology in multiple constructions;

•  Development of our next generation Lithium Phosphate technology;

•  Large-format applications for Lithium Phosphate technology;

•  Development of next generation Standard and Custom Battery Packs.

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

The United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulate the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for “lithium equivalency” tests to determine the aggregate lithium content of lithium-ion polymer batteries. In addition, IATA has adopted special size limitations for applying exemptions to these batteries. Under IATA, our U-Charge® Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. We comply with all safety-packaging requirements worldwide and future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval process could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

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

National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the storage, use and  disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. In fiscal 2009, we spent approximately $54,000 on environmental controls, including costs to properly dispose of potentially hazardous waste.

Employees

At April 30, 2009, we had a total of 366 regular full-time employees. In the U.S., we had a total of 39 employees at our Austin, Texas headquarters and our Las Vegas, Nevada research and development facility. We had 13 regular full-time employees in the areas of engineering and sales located in the United Kingdom and Northern Ireland. Our China operations, consisting of two WOFEs, had 313 regular full-time employees and one expatriate. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Available Information

We make available on our website (www.valence.com) under “Investor Relations - SEC Filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.  We will provide copies of these reports upon written request to 12303 Technology Blvd., Suite 950, Austin, Texas 78727.  Our filings with the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

There is doubt about our ability to continue as a going concern.

We have experienced significant operating losses in the current and prior years. At March 31, 2009 our principal sources of liquidity were cash and cash equivalents of $4.0 million. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs for the next 12 months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. We presently have no further commitments for financing by affiliates of our Chairman Carl Berg or any other source. If we are unable to obtain financing from affiliates of Mr. Berg or others on terms acceptable to us, or at all, we may not be able to fulfill our customer commitments and/or be forced to cease our operations and liquidate our assets.

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

Unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  Failure or material business deterioration of investment banks, commercial banks and other intermediaries in the United States and elsewhere around the world, and significant reductions in asset values across businesses, households and individuals, combined with other financial and economic indicators, have had a profound impact on the global economy.  Many industries, particularly the global automotive industry, are impacted by these market conditions.  Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may result in reduced demand for products utilizing our advanced battery technology and difficulties in obtaining financing, which may adversely affect the Company’s growth and business prospects.

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

Any such impacts could adversely affect our business, financial condition, operating results and cash flow.  Such a general slowdown or recession in the global economy is likely to materially impact the global banking system including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. These adverse financial events could also result in further government intervention in the United States and world markets.  Any of these results could impact the manner in which we are able to conduct business including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow or cash position.

Our limited financial resources could materially affect our business, our ability to commercially exploit our technology and our ability to respond to unanticipated development, and could place us at a disadvantage to our competitor.

Currently, we do not have sufficient capital resources or cash flow from operations to generate the cash flows required to meet our operating and capital needs. Our limited financial resources could materially affect our ability to commercially exploit our technologies and products. For example, it could:

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

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $557.7 million as of March 31, 2009. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows over the next fiscal year. We may never achieve or sustain sufficient revenues or profitability in the future.

We reported a net loss available to common stockholders of $21.4 million for the fiscal year ended March 31, 2009. We have reported a net loss available to common stockholders of $19.6 million for the fiscal year ended March 31, 2008 and a net loss available to common stockholders of $22.4 million for the fiscal year ended March 31, 2007. If we cannot achieve a competitive cost structure, achieve profitability and access the capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations and may be required to liquidate our assets.

Our working capital requirements may increase beyond those currently anticipated.

We have planned for an increase in sales and, if we experience sales in excess of our plan, our working capital needs and capital expenditures would likely increase from that currently anticipated.  Further, our recently announced plan to build a manufacturing plan in the greater Austin, Texas, region would require significant additional amounts for capital equipment and other expenditures, well in advance of any revenues which may result from such expansion. Our ability to meet these additional capital requirements, particularly with respect to the building of a new U.S. manufacturing plant, depends in large part on our ability to arrange for low-interest loans under the federal Advanced Technology Vehicles Manufacturing Incentive Program, or ATVMIP, a grant under the U.S. Department of Energy’s Electric Drive Vehicle Battery and Component Manufacturing Initiative, separate federal programs designed to spur domestic production of advanced battery technology, and/or additional equity or debt financing.  Cash flow from sales alone will not meet these increased working capital requirements.

Should we become entitled to federal financial assistance, whether through the ATVMIP or the U.S. Department of Energy’s Electric Drive Vehicle Battery and Component Manufacturing Initiative, or otherwise, we may be required to comply with certain milestones or regulations, noncompliance with which may cause us to jeopardize our ability to receive, or continue to receive, such funds.  We have not received any commitment with regard to such proposed borrowings either from the U.S. government, or otherwise, and there is no assurance that we will be successful in obtaining such funding.  The failure to obtain sufficient funding from the federal government or otherwise to meet our increased working capital needs may prevent us from expanding our manufacturing operations into the U.S. at this time.

Our indebtedness and other obligations are substantial and could materially affect our business and our ability to incur additional debt to fund future needs.

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2009, we had approximately $78.7 million of total consolidated indebtedness. Included in this amount are $34.7 million of loans outstanding, net of discount, to an affiliate of Carl Berg, $24.5 million of accumulated interest associated with those loans and $19.5 million of principal and interest outstanding with a third party finance company. These loans mature in fiscal 2011.  We also have an upcoming obligation to redeem our outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock held by affiliates of Carl Berg for up to $8,610,000, plus accrued dividends which, as of March 31, 2009, were approximately $603,000. Our substantial indebtedness and other obligations could negatively impact our current and future operations. For example, it could:

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

Our business will be adversely affected if our Saphion technology-based batteries are not commercially accepted.

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

We are seeking to enter into certain agreements with certain worldwide automotive manufacturers and tier 1 suppliers regarding their PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, labor issues and other business and financial challenges, which have substantially worsened as a result of the current U.S. and global economic slowdown. There is uncertainty with respect to the impact of the recent U.S. government bailout of two of the three largest U.S. auto makers, the recent bankruptcy of Chrysler LLC, and General Motors, and possible restructuring and/or consolidation of those companies. Adverse business or financial conditions affecting individual automotive manufacturers or tier 1 suppliers or the automotive industry generally, including potential additional bankruptcies of automotive companies and their suppliers, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business. Automotive manufacturers may discontinue or delay their planned introduction of PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products, or which such firms believe are more stable financially. We also may experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties.

We depend on a small number of customers for our revenues, and our results of operations and financial condition could be harmed if we were to lose the business of any one of them.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2009, Segway Inc., and The Tanfield Group, PLC contributed 46%, and 16%, of our revenues, respectively.  We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of these customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

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

Our dependence on a sole supplier or a limited number of suppliers for key raw materials may delay our production of batteries.

We currently depend on a sole supplier, Tianjin Lishen Battery Joint-Stock Co., Ltd., for our cylindrical cells, and a limited number of suppliers for certain other key raw materials, such as electrolyte and anode material, used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. In the past, we have experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

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

The growth of our business and our success depends in large part on our ability to attract and retain highly-skilled management, technical, research and development, manufacturing, sales and marketing and other operating and administrative personnel, particularly those who are familiar with and experienced in the battery industry. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. Our key personnel include Chief Executive Officer, Robert L. Kanode, all of our other executive officers and vice presidents, many of whom have very specialized scientific or operational knowledge regarding one or more of our key products. Such persons are in high demand and often receive competing employment offers from numerous other companies, including larger, more established competitors who have significantly greater financial resources than we do. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future products.

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

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt manufacturing of our batteries and products at our OEM facilities or our own facilities in Asia and elsewhere, and have an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing in the overall economy, such as the telecommunications, industrial and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. The recent global economic downturn has exacerbated uncertainty in many aspects of the manufacture and sales of our products. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, we have been named in a lawsuit which alleges that the Company’s Saphion I cathode material infringes two patents owned by the University of Texas that we describe in further detail in “Item 3-Legal Proceedings.” An adverse decision in this litigation could force us to do one or more of the following:

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

Any recurrence of Severe Acute Respiratory Syndrome (SARS), avian flu, swine flu or other widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of SARS, avian flu, swine flu or another widespread public health problem in China, where we have moved our manufacturing operations, some engineering operations and may move additional operations, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

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

Our principal competitors generally have greater financial and marketing resources than we do and they may therefore develop batteries similar or superior to ours or otherwise compete more successfully than we do.

Competition in the rechargeable battery industry is intense. The industry consists of several major and emerging domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-SLI lead-acid batteries. These suppliers include Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT, E-One Moli Energy Corp., A123 Systems, and Ener1, as well as numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

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

The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Under recently revised United Nations recommendations and as adopted by the International Air Transport Association, our U-Charge® Power System currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. The revised United Nations recommendations are not U.S. law until such time as they are incorporated into the Department of Transportation Hazardous Material Regulations. However, DOT has proposed new regulations harmonizing with the U.N. guidelines. At present it is not known if or when the proposed regulations would be adopted by the United States. While we fall under the equivalency levels for the United States and comply with all safety packaging requirements worldwide, future DOT or IATA regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT and IATA approval process could require significant time and resources from our technical staff and, if redesign were necessary, could delay the introduction of new products.

Risks Associated With Ownership of Our Stock

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of March 31, 2009, our officers, directors and their affiliates as a group beneficially owned approximately 55% of our outstanding common stock, of which our Chairman Carl Berg and his affiliates beneficially owned approximately 46% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. In the fiscal year ended March 31, 2009, the closing bid price of our stock was as low as $1.09. If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, we could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

Our stock price is volatile, which could result in a loss of your investment.

The market price of our common stock has been and is likely to continue to be highly volatile.  During the fiscal year ended March 31, 2009, the sales price of our common stock ranged from $1.09 to $4.82 per share.  Factors that may have a significant effect on the market price of our common stock include the following:

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2009, we had issued 123,239,649 shares of common stock and have 1,803,144  shares in treasury stock. In addition, at March 31, 2009, we had 7,087,395 shares of our common stock reserved for issuance under warrants and stock options plans. On April 30, 2009, our Board of Directors adopted a new 2009 Equity Incentive Plan under which 3,000,000 shares (or share equivalents) are reserved for issuance. The shares (or share equivalents) available for issuance under this plan could increase to as much as 16,500,000 pursuant to the annual increase provisions of the plan. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively) (in addition to any shares that may be issued with respect to the conversion of accrued dividends).

Equity transactions occurring in the future, including sales under our At Market Issuance Sales Agreement, would result in immediate dilution to current equity holders and, as a result, our stock price may go down.

Future equity transactions, including the sale of shares of common stock or preferred stock, sales under our At Market Issuance Sales Agreement, or the exercise of options or warrants or other convertible securities, would result in dilution and, as a result, our stock price may go down. For example, in February 2008 we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., which provides that, upon the terms and subject to the conditions set forth therein, we may, through Wm. Smith & Co. acting as sales agent, issue and sell up to 5 million shares of our common stock.  To date, a total of 4,288,400 of the aggregate shares authorized for sale through Wm. Smith & Co. have been sold and 711,600 remain available for future issuance under the original agreement.  In addition, as opportunities present themselves from time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions. Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options may be issued to employees and third parties, with exercise prices equal to market. Exercise of in-the-money options, warrants and other convertible securities will result in dilution to existing stockholders; the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

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

ITEM 3. LEGAL PROCEEDINGS

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, we filed an amended claim alleging infringement of Valence’s Canadian Patents 2,483,918 and 2,466,366. The action is in the discovery phase. We are seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ®  I Technology, the technology utilized in all of our commercial products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action was stayed by the Court pending a final determination of reexaminations of the two patents by the USPTO.  The reexaminations are complete and Hydro-Quebec has filed an amended Complaint.  We have filed a response denying the allegations in the amended complaint as well as filing a counter complaint seeking damages from Hydro-Quebec, the University of Texas, and Phostech.  The litigation is now proceeding.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “VLNC.” As of May 29, 2009, we had approximately 650 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

The following table sets forth the quarterly high and low closing sales prices of our common stock during 2009 and 2008:

	Closing Sales Prices
	High	Low
2009:
Quarter ended June 30, 2008	$4.82	$2.78
Quarter ended September 30, 2008	4.43	2.24
Quarter ended December 31, 2008	4.30	1.24
Quarter ended March 31, 2009	2.30	1.09

2008:
Quarter ended June 30, 2007	$1.49	$1.00
Quarter ended September 30, 2007	1.48	1.05
Quarter ended December 31, 2007	2.75	1.39
Quarter ended March 31, 2008	4.85	1.10

The following table includes, as of March 31, 2009, information regarding common stock authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,188,270	$2.42	5,761,664
Equity compensation plans not approved by security holders (1)	1,500,000	1.61	—
Total	6,688,270	$2.24	5,761,664

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

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Valence Technology, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 31, 2004 to March 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Valence Technology, Inc., The NASDAQ Composite Index

And The NASDAQ Electronic Components Index

* $100 invested on 3/31/04 in stock or index-including reinvestment of dividends.

Fiscal year ending March 31.

	3/04	3/05	3/06	3/07	3/08	3/09

Valence Technology, Inc.	100.00	68.68	55.70	26.40	98.66	47.65
NASDAQ Composite	100.00	101.44	120.49	127.08	118.90	78.48
NASDAQ Electronic Components	100.00	83.84	93.40	86.25	84.44	56.29

The stock price performance included in this graph is not necessarily indicative of future stock price performance .

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

	Year ended March 31,
(in thousands except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data
Revenues
Battery and systems sales	$24,814	$20,191	$15,971	$16,490	$10,274
Licensing and royalty revenue	1,343	586	703	724	391

Total revenue	26,157	20,777	16,674	17,214	10,665
Cost of sales	25,682	18,956	16,366	25,454	16,341
Gross margin / (deficit)	475	1,821	308	(8,240)	(5,676)
Operating Expenses :
Research and product development	4,241	3,677	3,709	5,112	7,682
Selling, general and administrative	11,668	11,709	12,013	13,957	17,225
Depreciation and amortization	418	616	666	722	884
(Gain)/Loss on disposal of assets	137	16	62	(445)	(5,257)
Asset impairment charge	731	154	52	170	87
Other	—	—	24	(108)	1,456
Total operating expenses	17,195	16,172	16,526	19,408	22,077
Operating loss	(16,720)	(14,351)	(16,218)	(27,648)	(27,753)
Foreign exchange gain	605	1,258	260	73	82
Interest (expense)/income, net	(5,111)	(6,347)	(6,293)	(5,003)	(3,759)
Net Loss	(21,226)	(19,440)	(22,251)	(32,724)	(31,430)
Dividends on preferred stock	172	173	172	172	172
Preferred stock accretion	—	—	—	28	578
Net Loss attributable to common stockholders	$(21,398)	$(19,613)	$(22,423)	$(32,924)	$(32,179)

Net loss per share-basic and diluted	$(0.18)	$(0.18)	$(0.22)	$(0.37)	$(0.40)

Weighted average shares outstanding-basic and diluted	119,370	111,593	99,714	89,298	81,108

Balance Sheet Data :
Cash and cash equivalents	4,009	2,616	1,168	612	2,500
Working capital (deficit)	13,889	11,200	7,382	(4,250)	(1,651)
Total assets	29,636	27,158	19,200	11,632	10,231
Long-term debt, net of discount	78,626	53,607	52,390	51,112	34,656
Redeemable convertible preferred stock	8,610	8,610	8,610	8,610	8,852
Accumulated deficit	(557,657)	(536,260)	(516,647)	(494,224)	(461,328)
Total stockholders’ deficit	(67,185)	(67,317)	(67,918)	(76,212)	(54,642)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles. Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems and address the significant market opportunity we believe is available to us by drawing on the numerous benefits of our latest energy storage technology, deep intellectual property portfolio, and the extensive experience of our management team.

Total revenue in fiscal 2009 was $26.2 million, an increase of 26% compared to the prior fiscal year. We believe revenue will continue to grow in fiscal year 2010 from new customer sales from the increasing demand in the U.S. and EMEA (Europe, Middle East and Africa) markets for alternative energy solution systems. We expanded the capacity of China manufacturing and support operations in our two wholly-owned subsidiaries.

Going Concern

As a result of our limited cash resources and history of operating losses there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by our Chairman Carl Berg and/or his affiliates or any other source. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during fiscal 2010.

2009 Highlights

Key product introductions and milestones based on our Epoch™ and Lithium Iron Magnesium Phosphate technology during the current year include:

•                  In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2010. U-Charge® features our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium iron magnesium phosphate energy storage systems are well suited for EV, PHEV and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field repairability.

•                  We have continued the development of our Epoch™ technology.  The attributes embodied in Epoch™ include communications, control, reliability, modularity and measurement feature enhancements.  We believe that Epoch™ technology offers design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium-ion solutions.  This technology will allow us to offer customer focused solutions based upon proven technology.

Our research and development efforts are focused on the design of new products utilizing our lithium iron magnesium phosphate chemistry, the continuous improvement of the manufacturing process of our second generation lithium phosphate technology, the development of different cell constructions to optimize power and size for new applications, as well as developing future materials based on the lithium iron magnesium phosphate technology platform.

Our business headquarters is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development center is in Suzhou, China.

Result of Operations

Fiscal Years Ended March 31, 2009 (Fiscal 2009), March 31, 2008 (Fiscal 2008) and March 31, 2007 (Fiscal 2007)

The following table summarizes the results of our operations for the past three fiscal years (in thousands except for share data):

	Year Ended
	3/31/2009	Change Increase/ (Decrease)		3/31/2008	Change Increase/ (Decrease)		3/31/2007
Revenues:
Battery and system sales	$24,814	$4,623	23%	$20,191	$4,220	26%	$15,971
Licensing and royalty revenue	1,343	757	129%	586	(117)	(17)%	703
Total revenues	26,157	5,380	26%	20,777	4,103	25%	16,674
Cost of products sold	25,682	6,726	35%	18,956	2,590	16%	16,366
Gross margin	475	(1,346)	(74)%	1,821	1,513	491%	308
Operating and other expenses	16,327	325	2%	16,002	(438)	(3)%	16,440
Loss /(gain) on disposal of assets	137	121	756%	16	(46)	(74)%	62
Impairments, restructuring, contract settlement charges	731	577	375%	154	130	542%	24
Total operating expenses	17,195	1,023	6%	16,172	(354)	(2)%	16,526
Operating loss	(16,720)	(2,369)	17%	(14,351)	1,867	(12)%	(16,218)
Other(expense) income, net	(4,506)	583	(11)%	(5,089)	944	(16)%	(6,033)
Net loss	(21,226)	(1,786)	9%	(19,440)	2,811	(13)%	(22,251)
Dividends and accretion on preferred stock	172	(1)	1%	173	1	1%	172
Net loss available to common stockholders	$(21,398)	$(1,785)	9%	$(19,613)	$2,810	(13)%	$(22,423)
Net loss per share available to common stockholders- basic and diluted	$(0.18)	$(0.0)	(23)%	$(0.18)	$0.04	(20)%	$(0.22)
Shares used in computing net loss per share available to common stockholders, basic and diluted	119,370	7,777	7%	111,593	11,879	12%	99,714

Revenues and Gross Margin

Battery and system sales: Battery and systems sales totaled $ 24.8 million for the year ended March 31, 2009, as compared to $20.2 million for the year ended March 31, 2008, and $16.0 million for the year ended March 31, 2007. The increase in revenue in fiscal year 2009, compared to fiscal year 2008 was primarily due to higher large-format battery sales of the U-Charge® product to new and existing customers. The increase in revenues in fiscal 2008, compared to fiscal 2007, was primarily due to additional sales of the large-format batteries, to new and existing customers, which include U-Charge® and custom batteries designed for Segway. We had approximately $355,000 and $756,000 in deferred revenue on our balance sheet at March 31, 2009 and March 31, 2008, respectively, primarily related to sales shipping in the end of the fourth quarter. Segway sales accounted for 46%, 55% and 60% of our total product sales in 2009, 2008 and 2007, respectively. We expect sales of the large-format battery system to increase during fiscal 2010, due to the growing demand of alternative energy storage systems and the fulfillment of current sales agreements.  The large-format battery system sales represent 45%, 30%, and 16% of our total revenue for fiscal 2009, 2008 and 2007, respectively.  The growth in large-format battery systems sales are due to the increase in demand in alternative energy solutions driven largely by the rising costs of fossil fuels and a market focus on environmentally friendly energy solutions.

Licensing And Royalty Revenue : Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal year 2009 licensing and royalty revenue was $1.3 million, compared to $586,000 in fiscal year 2008, and $703,000 in fiscal year 2007. Licensing and royalty revenue increased during fiscal year 2009 from a new agreement with VARTA Microbattery GmbH.  During fiscal year 2009, we continued to receive revenue from the agreement with Amperex Technology Limited. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Gross Margin/(Deficit) : Gross margin as a percentage of revenue was 2% for the fiscal year ended March 31, 2009 as compared to 9% for the fiscal year ended March 31, 2008 and a gross margin of 2% for the fiscal year ended March 31, 2007. During fiscal year 2009, the gross margin decreased due to charges to cost of products sold related to the discontinued material costs of EpochTM and N-Charge®, totaling $2.6 million, or 10% of revenue, as compared to fiscal year 2008. In fiscal year 2008, the improvement in our manufacturing efficiency contributed to the increase in our gross margin. In addition, during fiscal year 2008, a vendor agreed to provide a credit of approximately $414,000 for defective inventory that had been received and written off by the Company in fiscal year 2007.  As a result, included in fiscal year 2008 is $414,000 reduction of cost of goods which contributes to our improved gross margin.  We expect cost of sales, as a percentage of sales, to decrease as production volumes increase and as the lower-cost strategy improves the manufacturing efficiency.

Operating Expenses

The following table summarizes our operating expenses during each of the past three fiscal years (in thousands):

	Year Ended
		Change			Change
	3/31/2009	$	%	3/31/2008	$	%	3/31/2007
Operating expenses
Research and product development	$4,241	$564	15%	$3,677	$(32)	(1)%	$3,709
Marketing	2,922	475	19%	2,447	86	4%	2,361
General and administrative	8,746	(516)	(6)%	9,262	(390)	(4)%	9,652
Depreciation and amortization	418	(198)	(32)%	616	(50)	(8)%	666
Loss /(gain) on disposal of assets	137	121	756%	16	(46)	(74)%	62
Asset impairment charge	731	577	375%	154	102	196%	52
Contract settlement charge, other	—	—	—%	—	(24)	(100)%	24
Total operating expenses	$17,195	$1,023	6%	$16,172	(354)	(2)%	$16,526
Percent total revenue	66%			78%			99%

We continued to focus on our operating expense management throughout fiscal 2009. Operating expenses as a percentage of revenue decreased to 66% in fiscal year 2009, versus 78% in fiscal year 2008, and 99% in fiscal year 2007. The reduction is the result of increased revenues and disciplined expense management.

Research and Product Development: Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $ 4.2 million in fiscal year 2009, $3.7 million in fiscal year 2008, and $3.7 million in fiscal year 2007. During fiscal year 2009, research and development costs increased by approximately $0.6 million, or 15%, as compared to fiscal year 2008, primarily due to increases in wage and salary expenses, and increased product development expenses. Research and development expenses decreased from fiscal year 2007 to 2008 due to the reduction of consulting and material costs in our Nevada facility.  During fiscal year 2009, $0.1 million of share based compensation was allocated to research and development expenses as compared to $0.3 million in fiscal year 2008, and $0.2 million in fiscal 2007.  We expect research and development expenses to remain relatively steady as we create and develop new products.

Marketing: Marketing expenses consist primarily of costs related to sales and marketing personnel, and public relations and promotional materials. Marketing expenses of $3.0 million in fiscal year 2009 were $0.5 million, or 19% higher than fiscal year 2008. The increase in cost during fiscal year 2009, as compared to fiscal year 2008, was primarily related to wage and salary expenses related to additional employees, and travel and trade show expenses.  During fiscal 2009, $0.3 million of share based compensation was allocated to marketing expenses as compared to $0.3 million in fiscal 2008, and $0.2 million in fiscal 2007.  We expect marketing expenses to increase slightly as we focus on building a stronger market presence and continue to reach new customers.

General and Administrative: General and administrative expenses consist primarily of wage and salary expenses, share based compensation  expense, and other related costs for finance, human resources, facilities, information technology, legal, audit, insurance, and corporate-related expenses. General and administrative expenses of $8.7 million in fiscal year 2009 represented a $0.5 million, or 6% decrease, over fiscal year 2008. General and administrative expenses include share based compensation of $0.3 million in fiscal year 2009, $1.7 million in fiscal year 2008, and $1.1 million in fiscal year 2007. The decrease was due to reduction in share based compensation expense related to expense reductions recorded in the period related to terminated employees. These reductions were partially offset by increases in spending for additional legal, regulatory and facility expenses during fiscal year 2009. Fiscal year 2008 general and administrative expenses of $9.3 million represented a decrease of $0.4 million, or 4%, over fiscal year 2007 expenses. We expect general and administrative expenses to increase in line with our associated needs as the company grows.

Other Costs Related to Our Manufacturing Transition

Impairment Charge:   There were impairment charges of approximately $731,000, $154,000 and $52,000 recorded during fiscal years 2009, 2008 and 2007 respectively. The fiscal 2009 impairment charge relates to fixed assets that were purchased for the expansion of our production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by these assets will not be necessary to meet expected demand until later than previously expected. The 2008 and 2007 impairment charges also relate to a write-down of machinery and equipment.

Gain/Loss on Sale of Assets: Loss on sales of assets amounted to approximately $137,000, $16,000, and $62,000 in fiscal years 2009, 2008, and 2007, respectively, and resulted primarily from consolidating our China operations into two plants in Suzhou, China. Additionally, we determined that some equipment was not required in our manufacturing and development operations in Suzhou, China and was sold for fair value.

Depreciation and Amortization, Interest Expense

Depreciation and Amortization: Depreciation and amortization expense totaled approximately $418,000, $616,000 and $666,000 for fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Interest Expense: Interest expense relates to our long-term debt with a stockholder and third party. Interest expense was $5.2 million, $6.4 million, and $6.4 million for the fiscal years 2009, 2008, and 2007, respectively. Interest expense fluctuations are a result of changes in the underlying interest rate on one of the loans, which is indexed to the Libor rate.

Liquidity and Capital Resources

At March 31, 2009, our principal source of liquidity was cash and cash equivalents of $4.0 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next three to six months following March 31, 2009 nor do we anticipate product sales during fiscal 2010 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

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

The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2009, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2009	2008	2007
Net cash flows provided by (used in)
Operating activities	$(15,423)	$(14,660)	$(20,307)
Investing activities	(3,555)	(1,628)	(2,204)
Financing activities	20,359	17,709	23,185
Effect of foreign exchange rates	12	27	(118)
Net increase in cash and cash equivalents	$1,393	$1,448	$556

Our use of cash from operations during fiscal 2009, fiscal 2008 and fiscal 2007 was $15.4 million, $14.7 million and $20.3 million, respectively. The cash used for operating activities during all periods was primarily for operating losses and working capital. Cash used for operating activities in fiscal 2009 was higher than in fiscal 2008 mainly due to the increase in spending related to salaries and wages, offset by decreases in spending related to some of the operating expenses as described above in the section titled “Operating Expenses.” Cash used for operating activities in fiscal 2008 was lower than in fiscal 2007 primarily from the impact of decreases in some of the operating expenses as described above in the section titled “Operating Expenses.”

In fiscal 2009, 2008, and 2007, we spent net cash from investing activities of $3.6 million, $1.6 million, and $2.2 million, respectively, primarily on property, plant, and equipment for our China facilities.

We obtained net cash from financing activities of $20.4 million and $17.7 million during fiscal 2009 and 2008, respectively. The 2009 financing includes $10.2 million in sales of common stock to private investors, $9.2 million from the conversion of notes payable to common stock and the exercise of warrants held by Berg & Berg,  and $0.9 million from the exercise of stock options by employees.. The 2008 financing includes $8.2 million in sales of common stock to private investors and $9.0 million in sales of common stock to Carl Berg and his affiliates. Cash from the 2007 financing activities includes $8.4 million in sales of common stock to private investors, $9.5 million in sales of common stock to a related party, and $5.0 million from the conversion of notes payable to common stock held by Berg & Berg. As a result of the above, we had a net increase in cash and cash equivalents of $1.4 million during fiscal 2009, a net increase of $1.4 million during fiscal 2008, and a net increase of $556,000 during fiscal 2007.

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

Through March 31, 2009, we had sold 4,288,400 shares with proceeds net of commissions of $14.1 million under the At Market Issuance Sales Agreement.  As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement.

At March 31, 2009, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of March 31, 2009 totaled approximately $603,000.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

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

On January 1, 1998, the Company granted to Mr. Lev M. Dawson, the Company’s then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares, pursuant to the Company’s 1990 Plan and a nonstatutory option to purchase 660,494 shares pursuant to the Company’s 1990 Plan; Mr. Dawson was granted a nonstatutory option to purchase 300,000 shares outside of any equity plan of the Company. The exercise price of all three options was $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the nonstatutory options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The nonstatutory options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750 and $1,518,750 secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Under each of the notes, interest from the issuance date accrued on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever was less. Interest was due annually and paid through March 4, 2005. On April 20, 2005, the Company’s Board of Directors approved a resolution to extend the maturity dates of the notes from September 5, 2005 to September 4, 2007.  As of September 5, 2007, principal and interest amounts of $4.9 million and $301,000.   On September 5, 2007, Mr. Dawson defaulted on the notes and surrendered his shares to the Company. A total of 1,803,144 shares are recorded as treasury shares at cost at March 31, 2009.

Capital Commitments and Debt

At March 31, 2009, we had no commitments for capital expenditures relating to manufacturing equipment. We do not anticipate that we will be required to make additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

At March 31, 2009, our cash obligations for long-term debt principal consisted of (in thousands):

1998 debt payable to Berg & Berg Enterprises, LLC	$14,950
2001 debt payable to Berg & Berg Enterprises, LLC	20,000
2005 long-term debt to SFT I, Inc.	20,000
Total debt obligations	$54,950

At March 31, 2009, our repayment obligations of short-term and long-term debt principal are (in thousands):

	Year ended March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Principal repayments	$—	$—	$54,950	$—	$—	$—	$54,950

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005.  Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date.  There currently are no redemption deadlines.  As set forth above, although dividends are not due, they are continuing to accrue (approximately $603,000 as of March 31, 2009). The total below for redemption of convertible preferred stock includes accrued dividends.

If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

Contractual Obligations

At March 31, 2009, our contractual obligations and payments due by period are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations, net of discount	$54,211	$—	$54,211	$—	$—
Current and long-term interest payable	24,494	79	24,415	—	—
Operating lease obligations	1,737	643	903	191	—
Purchase obligations	6,476	6,476	—	—	—
Redemption of convertible preferred stock	8,610	8,610	—	—	—
Total	$95,528	$15,808	$79,529	$191	$—

Lease Commitments

The Company has no capital leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, inventory reserves, inventory overhead absorption, warranty liabilities, and share based compensation expense. Our accounting policies are described in the Notes to Consolidated Financial Statements, Note 3, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates.

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

Impairment of Long-Lived Assets

We perform a review of long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made. See Notes to Consolidated Financial Statements, Note-4, Impairment Charge, regarding impairment of tangible and intangible assets.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements . This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2 Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. SFAS 157 is also amended by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted SFAS 157 on April 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, FSP FAS 157-3, and FSP FAS 157-4. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations as we did not elect the fair value option for items within the scope of this statement.

In December 2007, the FASB issued SFAS 141R, Business Combinations—a replacement of FASB Statement 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Based on its current operations, the Company does not expect that the adoption of FAS 141R will have a material impact on its financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on its current operations, the Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its financial position or results of operations.

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

Risk Factors

See Item 1A of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (2.75% at March 31, 2009), we entered into a rate cap agreement which caps the LIBOR rate at 5.5%. This agreement terminated effective August 10, 2008. In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The following table presents the principal cash flows by year of maturity for our total debt obligations held at March 31, 2009 (in thousands):

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
Fixed rate debt	$—	$20,000	$—	$—	$—	$—	$20,000
Variable rate debt	$—	$34,950	$—	$—	$—	$—	$34,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc., and subsidiaries (the “Company”) as of March 31, 2009, 2008, and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2009, 2008, and 2007, and the results of their operations and comprehensive loss and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 5, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

PMB HELIN DONOVAN, LLP

Austin, Texas

June 5, 2009

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,009	$2,616
Trade receivables, net of allowance of $191 and $123, respectively	3,592	6,908
Inventory, net	10,736	8,904
Shareholder receivable	1,062	300
Prepaid and other current assets	3,946	3,283
Total current assets	23,345	22,011

Property, plant and equipment, net	6,291	5,090
Intellectual property, net	—	57
Total assets	$29,636	$27,158

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,822	$4,214
Accrued expenses	7,279	5,841
Deferred revenue	355	756
Total current liabilities	9,456	10,811

Long-term interest payable to stockholder	24,415	21,447
Long-term debt, net of debt discount	19,445	18,964
Long-term debt to stockholder, net of debt discount	34,766	34,643
Other long-term liabilities	129	—

Commitments and contingencies

Preferred Stock
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding at March 31, 2009 and 2008, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 125,042,793 shares issued and 123,239,649 shares outstanding, respectively, as of March 31, 2009 and 117,439,248 shares issued and 115,636,104 outstanding, respectively, as of March 31, 2008	125	117
Additional paid-in capital	498,646	477,657
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(557,657)	(536,260)
Accumulated other comprehensive loss	(3,135)	(3,667)
Total stockholders’ deficit	(67,185)	(67,317)
Total liabilities, preferred stock, and stockholders’ deficit	$29,636	$27,158

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

	Year ended March 31,
	2009	2008	2007
Revenue:
Battery and system sales	$24,814	$20,191	$15,971
Licensing and royalty revenue	1,343	586	703
Total revenues	26,157	20,777	16,674
Cost of sales	25,682	18,956	16,366
Gross margin	475	1,821	308
Operating expenses:
Research and product development	4,241	3,677	3,709
Marketing	2,922	2,447	2,361
General and administrative	8,746	9,262	9,652
Depreciation and amortization	418	616	666
Loss on disposal of assets	137	16	62
Asset impairment charge	731	154	52
Contract settlement charge, other	—	—	24
Total operating expenses	17,195	16,172	16,526
Operating loss	(16,720)	(14,351)	(16,218)
Foreign exchange gain	605	1,258	260
Interest and other income	82	56	89
Interest and other expense	(5,193)	(6,403)	(6,382)
Net loss	(21,226)	(19,440)	(22,251)
Dividends on preferred stock	172	173	172
Net loss available to common stockholders, basic and diluted	$(21,398)	$(19,613)	$(22,423)
Other comprehensive loss:
Net loss	$(21,226)	$(19,440)	$(22,251)
Change in foreign currency translation adjustments	532	156	(165)
Comprehensive loss	$(20,694)	$(19,284)	$(22,416)
Net loss per share available to common stockholders, basic and diluted	$(0.18)	$(0.18)	(0.22)
Shares used in computing net loss per share available to common stockholders, basic and diluted	119,370	111,593	99,714

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In Thousands)

	Common Stock		Treasury Stock		Additional	Notes Receivable		Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	from Stockholder	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at March 31, 2006	89,884	$90	—	$—	$426,745	$(5,164)	$(494,224)	$(3,659)	$(76,212)
Sale of stock to private investors	4,780	5	—	—	8,436	—	—	—	8,441
Sale of stock to related party	5,364	5	—	—	9,495	—	—	—	9,500
Conversion of short-term notes payable to stockholder	6,039	6	—	—	11,095	—	—	—	11,101
Exercise of stock options at $0.63 to $1.69 per share	132	—	—	—	244	—	—	—	244
Dividends on preferred stock	—	—	—	—	—	—	(172)	—	(172)
Shared based compensation	—	—	—	—	1,596	—	—	—	1,596
Net loss	—	—	—	—	—	—	(22,251)	—	(22,251)
Change in translation adjustment	—	—	—	—	—	—		(165)	(165)
Balance at March 31, 2007	106,199	$106	—	$—	$457,611	$(5,164)	$(516,647)	$(3,824)	$(67,918)
Sale of stock to private investors	4,029	4			8,243				8,247
Sale of stock to related party	7,014	7	—	—	8,992	—	—	—	8,999
Cancellation of notes payable from stockholder in exchange for common shares	—	—	1,803	(5,164)	—	5,164	—	—	—
Exercise of stock options at $1.32 to $2.77 per share	197	—	—	—	463	—	—	—	463
Dividends on preferred stock	—	—	—	—	—	—	(173)	—	(173)
Share based compensation	—	—	—	—	2,348	—	—	—	2,348
Net loss	—	—	—	—	—	—	(19,440)	—	(19,440)
Change in translation adjustment	—	—	—	—	—	—	—	157	157
Balance at March 31, 2008	117,439	$117	1,803	$(5,164)	$477,657	$—	$(536,260)	$(3,667)	$(67,317)
Sale of stock to private investors	3,260	3			10,173				10,176
Cancellation of debt as consideration for common stock warrants exercise	1,667	2			3,132				3,134
Exercise of stock options	444	1			905				906
Exercise of warrants	2,233	2			6,142				6,144
Dividends on preferred stock							(171)		(171)
Share based compensation					637				637
Net loss							(21,226)		(21,226)
Change in translation adjustment								532	532
Balance at March 31, 2009	125,043	125	1,803	(5,164)	498,646		(557,657)	(3,135)	(67,185)

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(21,226)	$(19,440)	$(22,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,625	616	983
Gain (loss) on disposal of assets	137	16	62
Bad debt expense (recoveries)	93	(47)	154
Accretion of debt discount and other	3,564	4,150	1,278
Asset impairment charge	731	154	52
Contract settlement charge, other	—	24	—
Share based compensation	637	2,348	1,596
Reserve for obsolete inventory	—	(2,392)	—
Changes in operating assets and liabilities:
Trade receivables	3,511	(3,206)	(1,579)
Inventory	(1,484)	1,404	(5,177)
Prepaid and other current assets	(1,575)	(1,296)	579
Accounts payable	(2,350)	1,311	1,305
Accrued expenses and long-term interest	1,315	1,458	2,639
Deferred revenue	(401)	240	52
Net cash used in operating activities	(15,423)	(14,660)	(20,307)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,607)	(1,802)	(2,230)
Proceeds from disposal of property, plant, and equipment	52	174	26
Net cash used in investing activities	(3,555)	(1,628)	(2,204)

Cash flows from financing activities:
Proceeds from convertible notes payable to stockholder	4,502	—	5,000
Proceeds from stock option exercises	906	463	244
Proceeds from issuance of common stock & warrants, net of issuance costs	14,951	17,246	17,941
Net cash provided by financing activities	20,359	17,709	23,185

Effect of foreign exchange rates on cash and cash equivalents	12	(27)	(118)

Increase in cash and cash equivalents	1,393	1,448	556
Cash and cash equivalents, beginning of year	2,616	1,168	612
Cash and cash equivalents, end of year	$4,009	$2,616	$1,168

Supplemental information:
Interest paid	$1,519	$1,841	$1,875
Cancellation of debt from stockholder in exchange for common shares	4,502	—	11,101
Taxes paid	$—	$—	$—

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

In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2010. U-Charge® features our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field repairability.

The Company’s business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through the Company’s two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. Valence expects to develop target markets through the sales of its third generation lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable EpochTM Command and Control Logic. In addition, Valence expects to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

The Company has the following subsidiaries:

Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

2. GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $557.7 million as of March 31, 2009. For the years ended March 31, 2009 and 2008, the Company sustained net losses available to common stockholders of $21.4 and $19.6 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2009, the Company’s principal sources of liquidity were cash and cash equivalents of $4.0 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next three to six months months following March 31, 2009, nor does the Company anticipate product sales during fiscal 2010 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

Unless the Company’s product sales are greater than management currently forecasts or there are other changes to the Company’s business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 5, warranty liabilities as discussed in Note 12, and share based compensation as discussed in Note 14.  Actual results could differ from those estimates.

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

INTELLECTUAL PROPERTY:

Intellectual property consists of acquired patents and capitalized patent costs, and are recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the estimated remaining life of the patents.

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

REVENUE RECOGNITION:

Revenues are generated from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and ability to collect is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the Company’s balance sheet. Products shipped to resellers with the rights of return are included in finished goods inventory as the Company retains title to the products.  For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. The Company estimates a return rate percentage based upon its historical experience. From time to time the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized in accordance with the underlying agreements, and when collection is reasonably assured.

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

ADVERTISING COSTS:

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal 2009, 2008 and 2007 were $21,000, $47,000 and $87,000, respectively.

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

COMPREHENSIVE INCOME/LOSS:

Comprehensive income/loss is the change in stockholder’s deficit from foreign currency translation gains and losses.

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

	Year ended March 31,
	2009	2008	2007
Shares reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock	3,628,634	3,628,634	3,628,634
Common stock options	7,087,395	7,777,761	10,070,240
Warrants to purchase common stock	—	2,955,643	2,955,643
Total	10,716,029	14,362,038	16,654,517

The number of shares listed above as reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations.  At March 31, 2009, up to approximately $603,000 in accrued dividends would be convertible into up to 283,068 shares of common stock based on the closing sales price of $2.13 on March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements . This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, SFAS 157 is amended by Financial Statement Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes from the scope of this provision arrangements accounted for under SFAS 13, Accounting for Leases. SFAS 157 is also amended by FSP FAS 157-2 Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. SFAS 157 is also amended by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted SFAS 157 on April 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, FSP FAS 157-3, and FSP FAS 157-4. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008 as required. The adoption of SFAS 159 did not have a significant impact on our financial position or results of operations as we did not elect the fair value option for items within the scope of this statement.

In December 2007, the FASB issued SFAS 141R, Business Combinations—a replacement of FASB Statement 141, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Based on its current operations, the Company does not expect that the adoption of FAS 141R will have a material impact on its financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on its current operations, the Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its financial position or results of operations.

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

4. IMPAIRMENT CHARGE:

Impairment charges of approximately $731,000, $154,000, and $52,000 were recorded during the 2009, 2008, and 2007 fiscal years, respectively, pursuant to FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The fiscal 2009 impairment charge relates to fixed assets that were purchased for the expansion of our production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by these assets will not be necessary to meet expected demand until later than expected. The charges in fiscal 2008 and 2007 relate to write downs of machinery and equipment.

5. INVENTORY:

Inventory consisted of the following at (in thousands):

	March 31,
	2009	2008
Raw materials	$3,711	$1,485
Work-in-process	3,575	4,140
Finished goods	3,450	3,279
Total Inventory	$10,736	$8,904

Included in inventory at March 31, 2009 and 2008 were valuation allowances of $4.6 million and $2.0 million, respectively, for scrap, obsolete inventory and to reduce their carrying values to lower of cost or market. Management has valued certain amounts of overhead absorption related to work-in-process based on estimates of completion at March 31, 2009.

6. PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following at (in thousands):

	March 31,
	2009	2008
Other receivables	$2,854	$1,460
Deposits	432	265
Prepaid insurance	71	73
Other prepaids	589	1,185
Total prepaids and other current assets	$3,946	$2,983

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation, amortization, and impairment charges, consisted of the following at (in thousands):

	March 31,
	2009	2008
Leasehold improvements	$1,116	$1,141
Machinery and equipment	8,021	4,744
Office and computer equipment	2,217	2,195
Construction in progress	—	407
Property, plant, and equipment, gross	11,354	8,487
Less: accumulated depreciation and amortization	(4,204)	(3,873)
Less: impairment charges	(859)	(10)
Total property, plant, and equipment, net	$6,291	$5,090

Depreciation expense was approximately $0.4 million, $0.5 million, and $0.9 million for the fiscal years end March 31, 2009, 2008, and 2007, respectively.

8. INTELLECTUAL PROPERTY

Intellectual property consists primarily of stacked battery construction technology acquired from Telcordia Technologies, Inc. in 2000 and amortized over eight years.  Intellectual property, net of accumulated amortization and impairment, consisted of the following at (in thousands):

	March 31,
	2009	2008
Intellectual property, gross	$13,602	$13,602
Less: accumulated amortization	(5,108)	(5,051)
Less: impairment	(8,494)	(8,494)
Total intellectual property, net	$—	$57

Amortization expense was approximately $57,000, $114,000 and $110,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

9. ACCRUED EXPENSES:

Accrued expenses consisted of the following at (in thousands):

	March 31,
	2009	2008
Accrued compensation	$606	$486
Taxes payable	2,406	1,501
Professional services	302	204
Warranty reserve	968	1,174
Other accrued expenses	2,997	2,476
Total accrued expenses	$7,279	$5,841

10. CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER:

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

On July 10, 2006, the Company issued convertible promissory notes in favor of Berg & Berg Enterprises, LLC (“Berg & Berg”), an affiliate of Carl Berg, the Company’s Chairman of the Board and managing member of Berg & Berg, in an aggregate principal amount of $2.0 million. On July 20, 2006 the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $1.0 million. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the conversion date, provided that the conversion price could not be lower than $1.73 and $1.33, respectively, the closing bid price of the Company’s common stock on July 9, 2006 and July 19, 2006. The notes and accrued interest were converted into a total of 1,885,302 common shares of the Company on July 25, 2006 at $1.73 and $1.38, respectively. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. Under Rule 144 of the Securities Act, these shares may be traded only in compliance with the volume restrictions and other applicable restrictions.

On June 21, 2006, the Company issued convertible promissory notes in favor of Berg & Berg in an aggregate principal amount of $2.0 million. These convertible promissory notes accrued interest at the annual rate of 8.0% and were convertible at any time prior to maturity, into shares of common stock of the Company at a conversion price equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the conversion date, provided that the conversion price could not be lower than $1.70, the closing bid price of the Company’s common stock on June 20, 2006. The notes and accrued interest were converted into a total of 1,188,332 common shares of the Company on July 25, 2006. The issuance of these shares of common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. Under Rule 144 of the Securities Act, these shares may be traded only in compliance with the volume restrictions and other applicable restrictions.

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

11. LONG-TERM DEBT:

Long-term debt, net of debt discount, consisted of the following at (in thousands):

	March 31,
	2009	2008
Long-term debt	$20,000	$20,000
Less: unaccreted debt discount	(555)	(1,036)
Long-term debt, less net of debt discount	$19,445	$18,964

Long-term debt to stockholder, net of discount, consisted of the following at (in thousands):

	March 31,
	2009	2008
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(184)	(307)
Long-term debt to stockholder, net of debt discount	$34,766	$34,643

Principal payments of long-term debt are as follows (in thousands):

	Fiscal Year ended March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
2005 Loan	$—	$20,000	$—	$—	$—	$—	$20,000
2001 Loan	$—	$20,000	$—	$—	$—	$—	$20,000
1998 Loan	$—	$14,950	$—	$—	$—	$—	$14,950
Total debt to stockholder	$—	$54,950	$—	$—	$—	$—	$54,950

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Mr. Berg, and matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of March 31, 2009). The 2005 Loan may be prepaid during the period beginning on July 13, 2007 through July 12, 2009, with a

1.0% prepayment premium, and on July 13, 2009 and thereafter with no prepayment premium. As of March 31, 2009, no amounts have been paid on the 2005 Loan.

In connection with the 2005 Loan, both SFT I, Inc. and Berg & Berg, each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed  cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received 230,767 common stock shares upon completion of the cashless exercises. Also in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through March 31, 2009, a total of approximately $1.8 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

 In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. On July 13, 2005, Berg & Berg agreed to extend the maturity date for the 2001 Loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through March 31, 2009, a total of $4.9 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2009, 2008, and 2007, is $1.6 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $11.6 million and $10.0 million as of March 31, 2009, and March 31, 2008, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at March 31, 2009). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010. The accrued interest amounts for the 1998 Loan were $12.8 million and $11.5 million as of March 31, 2009 and March 31, 2008, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

12. COMMITMENTS AND CONTINGENCIES:

LEASES:

Total rent expense for the years ended March 31, 2009, 2008 and 2007 was approximately $678,000, $470,000 and $674,000, respectively. Future minimum payments on leases for fiscal years following March 31, 2009 are (in thousands):

2010	$643
2011	350
2012	277
2013	277
2014 and thereafter	191
Total minimum payments	$1,739

WARRANTIES:

The Company has established a warranty reserve in connection with the past sales of N-Charge® Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other products.

Product warranty liabilities are as follows at (in thousands):

	March 31,
	2009	2008
Beginning balance	$1,174	$1,139
Less: claims	(284)	(244)
Add: accruals	78	279
Ending balance	$968	$1,174

LITIGATION:

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, we filed an amended claim alleging infringement of Valence’s Canadian Patents 2,483,918 and 2,466,366. The action is in the discovery phase. We are seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ®  I Technology, the technology utilized in all of our commercial products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action was stayed by the Court pending a final determination of reexaminations of the two patents by the USPTO.  The reexaminations are complete and Hydro-Quebec has filed an amended Complaint.  We have filed a response denying the allegations in the amended complaint as well as filing a counter complaint seeking damages from Hydro-Quebec, the University of Texas, and Phostech.  The litigation is now proceeding.

The Company is subject to, from time to time, various claims and litigation in the normal course of business. In management’s opinion, all pending legal matters will not have a material adverse impact on the consolidated financial statements.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC.  on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At March 31, 2009, $603,000 in preferred stock dividends had accrued.

In connection with the issue of the original issuance of the Series C Convertible Preferred Stock, in June 2003, the Company issued to the Series C Convertible Preferred Stock original holder warrants to purchase 352,900 shares of the Company’s common stock. The warrants, which expired on June 2, 2008, had a purchase price of $5.00 per share. The warrants were valued using the Black-Scholes valuation model. The warrants were recorded to additional paid in capital at their relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8.61 million was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ending December 2, 2004.

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

In February 1996, the Board of Directors adopted a stock plan for outside Directors (the “1996 Non-Employee Director’s Stock Option Plan”). The plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director received an initial stock option of 100,000 shares on the date of the adoption of the plan. At March 31, 2009, the Company had 626,048 shares available for grant under the 1996 Non-Employee Director’s Stock Option Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal 2009, no shares were granted under this plan. The plan terminated on October 3, 2007, and as such, options may not be granted after that date.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal 2009, 745,300 shares were granted under this plan. This plan will terminate on July 3, 2010. At March 31, 2009, the Company had 699,683 shares available for grant under the 2000 Plan.

On April 30, 2009, the Board of Directors of the Company adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares.  The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board.  The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares.  The 2009 Plan also contains an automatic option grant program for our non-employee directors.  Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board.  In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-

employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months.  All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The Company will present the 2009 Plan to its shareholders at its next annual meeting of shareholders. As of March 31, 2009, no shares had been granted under this plan.

Aggregate option activity is as follows (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at March 31, 2006	9,045	$4.97
Granted	2,776	1.66
Exercised	(174)	1.49
Canceled	(4,894)	4.78
Outstanding at March 31, 2007	6,753	3.84
Granted	1,761	1.51
Exercised	(197)	2.35
Canceled	(1,629)	5.17
Outstanding at March 31, 2008	6,688	2.95
Granted	745	2.54
Exercised	(444)	2.04
Canceled	(1,227)	5.52
Outstanding at March 31, 2009	5,762	$2.42	7.27	$2,439
Vested and expected to vest at March 31, 2009	5,335	$2.47	6.42	$3,686
Exercisable at March 31, 2009	1,492	$4.35	4.24	$318

The following table summarizes information about fixed stock options outstanding at March 31, 2009 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.99	4,336	7.85	$1.57	480	$1.49
$2.00	-	$4.62	1,146	6.39	3.15	734	3.09
$4.63	-	$10.06	217	2.23	7.31	215	7.34
$10.07	-	$20.00	10	1.5	13.84	10	13.84
$20.01	-	$34.62	52.88		34.11	52	34.11
$0.70	-	$34.62	5,762	7.27	$2.42	1,492	$4.35

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the years ended March 31, 2009, 2008 and 2007, $0.6 million, $2.3 million, and $1.6 million, respectively, of share based compensation expense has been included in operating expenses in the consolidated statements of operations and comprehensive loss.

Stock-based compensation expenses included in total cost of sales and operating expenses for the years ended March 31, 2009, 2008, and 2007 are summarized as follows (in thousands):

	Year ended March 31,
	2009	2008	2007
Cost of sales	$30	109	—
Research and development	75	264	231
Marketing	248	257	223
General and administrative	285	1,718	1,142
Total stock based compensation expense	$638	2,348	1,596

The aggregate intrinsic value of options exercisable at March 31, 2009 is $0.3 million and the intrinsic value of options exercised during 2009 is $0.3 million. As of March 31, 2009 the Company had a total of $2.4 million in unrecognized compensation costs related to stock-based compensation that is expected to be recognized over a weighted average remaining service period of 2.0 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2009, 2008, and 2007:

	Year ended March 31,
	2010	2008	2007
Average expected life in years	5.9 years	5.9 years	5.0 years
Average expected volatility	81.49%	80.49%	82.36%
Weighted average risk-free interest rate	2.67%	4.27%	4.34%
Dividend yield	None	None	None

15. SIGNIFICANT CUSTOMERS

Over the last three fiscal years, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows (in thousands):

	Year ended March 31,
	2009	2008	2007
Segway, Inc.	46%	55%	60%
The Tanfield Group, PLC	16%	12%	—%
Percent of total revenue	62%	67%	60%
Percent of total trade accounts receivable	58%	77%	66%

16. INCOME TAXES

There was no recorded income tax benefit related to the losses of fiscal years 2009, 2008 or 2007 due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards.  The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

	Year ended March 31,
	2009	2008	2007
Federal tax benefit at statutory rate	$(7,217)	$(6,610)	$(7,565)
Effect of foreign operations	1,643	4,923	4,765
Impact of change in Texas tax law	—	(1,194)	1,292
State tax provision	(45)	(20)	(4)
Permanent items and other	7	(20)	383
Stock compensation	(295)	756	—
Research and experimentation credit	(52)	(45)	(277)
Expired net operating losses	7,220	1,472	—
Change in valuation allowance	(1,261)	1,738	1,406
Tax provision (benefit)	$—	$—	$—

The components of the net deferred tax asset were as follows at (in thousands):

	March 31,
	2009	2008
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities and other	$565	$688
Valuation allowance for current deferred tax assets	(563)	(687)
Net current deferred tax assets	2	1
Non-current deferred tax assets:
Stock compensation	599	194
Research and experimentation credit carryforwards	2,271	2,220
Deferred rent	45	—
Net operating loss carryforwards — federal and state	64,798	68,961
Net operating loss carryforwards — foreign	45,804	48,061
Impairment reserve	731	731
State tax credits	788	1,194
Accrued interest	3,110	2,044
Valuation allowance for non-current deferred tax assets	(118,003)	(123,222)
Net non-current deferred tax assets	143	183
Deferred tax liabilities:
Non-current deferred tax liabilities:
Depreciation and amortization	(145)	(184)
Total non-current deferred tax liability	(145)	(184)
Net current deferred tax asset (liability)	$2	$1
Net non-current deferred tax asset (liability)	$(2)	$(1)

At March 31, 2009, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $190 million.  The valuation allowance decreased by approximately $5.3 million during the year ended March 31, 2009. The net decrease resulted primarily from a gross decrease of $4.1 million related to adjustments to the gross deferred tax assets and a gross decrease of $1.2 million due to operating losses not benefitted. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital.

The federal carryforwards expire from 2010 to 2029, if not used before such time to offset future taxable income.

For federal tax purposes, the Company’s net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.  The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $167.6 million.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on April 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of April 1, 2007 and also at March 31, 2008 and 2009, the Company had no material unrecognized tax benefits.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

On April 24, 2008, Berg & Berg, exercised a warrant to purchase 600,000 shares of the Company’s common stock.  The purchase price was $2.74 per share as set forth in the warrant.  On July 13, 2005, Valence Technology, Inc., entered into an agreement with SFT I, Inc., providing for a $20 million loan to Valence.  In exchange for entry into the loan agreement and the guaranty of the loan, SFT 1, Inc. and Berg & Berg were each issued three year warrants to purchase 600,000 shares of the Company’s common stock, at $2.74 per share, the closing price of the Company’s common stock on July 12, 2005.

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

On January 1, 1998, the Company granted to Mr. Lev Dawson, the Company’s then Chairman of the Board, Chief Executive Officer and President, an incentive stock option to purchase 39,506 shares pursuant to the Company’s1990 Plan and a nonstatutory option to purchase 660,494 shares  pursuant to the Company’s 1990 Plan; Mr. Dawson was granted a nonstatutory option to purchase 300,000 shares outside of any equity plan of the Company. The exercise price of all three options was $5.0625 per share, the fair market value on the date of the grant. The Compensation Committee of the Company approved the early exercise of the nonstatutory options on March 5, 1998. The options permitted exercise by cash, shares, full recourse notes or non-recourse notes secured by independent collateral. The nonstatutory options were exercised on March 5, 1998 with non-recourse promissory notes in the amounts of $3,343,750  and $1,518,750  secured by the shares acquired upon exercise plus 842,650 shares previously held by Mr. Dawson. Under each of the notes, interest from the issuance date accrued on unpaid principal at the rate of 5.69% per annum, or at the maximum rate permissible by law, whichever was less.  Interest was due annually and was paid through March 4, 2005.  On April 20, 2005, the Company’s Board of Directors approved a resolution to extend the maturity dates of the notes from September 5, 2005 to September 5, 2007.  As of September 5, 2007, principal and interest amounts of $4.9 million and $301,000 were outstanding under the notes.  On September 5, 2007, Mr. Dawson defaulted on the notes and surrendered his shares to the Company. A total of 1,803,144 shares are recorded as treasury shares at cost on March 31, 2009.

19. SEGMENT AND GEOGRAPHIC INFORMATION:

The Company’s chief operating decision makers are its Chairman and Chief Executive Officer, who review operating results to make decisions about resource allocation and to assess performance. The Company’s chief operating decision makers view results of operations as a single operating segment and the development and marketing of the Company’s battery technology. The Company’s Chairman and Chief Executive Officer have organized the Company functionally to develop, market, and manufacture battery systems. The Company conducts its business in two geographic regions.

Long-lived asset information by geographic area is as follows (in thousands):

	March 31,
	2009	2008
United States	$236	$340
International	6,055	4,807
Total	$6,291	$5,147

Revenues by geographic area are as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
United States	$15,614	$15,782	$14,579
International	10,543	4,995	2,095
Total	$26,157	$20,777	$16,674

20. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables present selected unaudited consolidated statement of operation and balance sheet information for each of the quarters in the years ended March 31, 2009 and 2008 (in thousands, except per share data):

	For the Year Ended March 31, 2009,
	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter	Fiscal Year
Revenue	$10,990	$5,816	$4,682	$4,669	$26,157
Gross margin (loss)	(26)	(171)	250	422	475
Operating loss	(4,647)	(5,016)	(3,817)	(3,240)	(16,720)
Net loss available to common stockholders	(5,566)	(6,225)	(5,195)	(4,412)	(21,398)
Basic and diluted EPS (1)	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.18)

	For the Year Ended March 31, 2008,
	1 st Quarter	2 nd Quarter	3 rd Quarter	4 th Quarter	Fiscal Year
Revenue	$4,052	$5,552	$3,378	$7,795	$20,777
Gross margin (loss)	525	663	(35)	668	1,821
Operating loss	(2,976)	(3,438)	(4,326)	(3,611)	(14,351)
Net loss available to common stockholders	(4,380)	(4,872)	(5,746)	(4,615)	(19,613)
Basic and diluted EPS (1)	$(0.04)	$(0.04)	$(0.05)	$(0.05)	$(0.18)

(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

21. SUBSEQUENT EVENTS:

None.

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

On January 22, 2007, the Company was informed that its principal independent registered public accounting firm, Helin, Donovan, Trubee & Wilkinson, LLP, or HDT&W, had consummated a merger with Pohl, McNabola, Berg & Co., LLP located in San Francisco, California. The name of the post-merger firm is PMB Helin Donovan, LLP and the post-merger firm has succeeded HDT&W as the Company’s principal independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation and Conclusion of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2009.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2009 as discussed below.

Management’s Report on Internal Controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), as amended) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009. Management’s assessment identified the following material weakness in internal control over financial reporting:

During the fiscal year ended March 31, 2009, the position of Chief Financial Officer was held three different people, acting consecutively. This caused management to determine that there was a failure to consistently adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions, which constituted a material weakness in internal control over financial reporting.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness described above did not result in any in any audit adjustments to the financial statements of our company and subsidiaries.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Previously Disclosed Material Weakness

In connection with the audit of our consolidated financial statements for the fiscal year ended March 31, 2008, we identified a material weakness with respect to our internal control over financial reporting.  Management determined that, as of March 31, 2008, a material weakness existed in our internal control over financial reporting that consisted of an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.  While this did not result in any audit adjustments to the financial statements of our company and subsidiaries, this condition did result in changes to our foreign currency translation and consolidation procedures, which were material in the aggregate and necessary to present the annual audited consolidated financial statements in accordance with generally accepted accounting principles.  As a result of the material weakness identified, management undertook the following remediation activities:  strengthening the expertise and minimum competency requirements for critical accounting and financial reporting positions, replacing and/or adding personnel, including the hiring of our new Chief Financial Officer, Ross A. Goolsby, effective November 2008, with the appropriate expertise to our accounting and financial reporting functions in our operating and corporate segments to review and monitor transactions, accounting processes and control activities more effectively, and implementing new controls and procedures to assure the effectiveness of the company’s internal control over financial reporting.

Remediation Plans

In order to address and correct the deficiencies identified above, management has taken and will continue to take corrective actions including, where appropriate: management will re-evaluate its internal control system in light of the new resources available in the finance management and staff in order to ensure the reliability and effectiveness of the internal controls over the financial reporting process.

Changes in Internal Control over Financial Reporting

During the third and fourth quarter for fiscal 2009, management, as noted above, has strengthened the expertise and minimum competency requirements for critical accounting and financial reporting positions, replacing and/or adding personnel, including the hiring of our new Chief Financial Officer, Ross A. Goolsby. The above-described changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended March 31, 2009 represent changes that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries Austin, Texas

We have audited Valence Technology, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

During the fiscal year ended March 31, 2009, the position of Chief Financial Officer was held three different people, acting consecutively. This caused management to determine that there was a failure to consistently adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions, which constituted a material weakness in internal control over financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2009 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2009, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2009, of the Company and our report dated June 5, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning substantial doubt about the Company’s ability to continue as a going concern on those consolidated financial statements.

PMB Helin Donovan, LLP

Austin, Texas

June 5, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2009.

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

In addition, the information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The following consolidated financial statements of Valence Technology, Inc. and Subsidiaries contained under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of March 31, 2009 and 2008 Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2009, 2008 and 2007 Consolidated Statements of Stockholders’ Deficit for the years ended March 31, 2009, 2008 and 2007 Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007.

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

4.17	Amendment to Loan Agreements with Berg & Berg dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

4.18	Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.19	Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.20	Option Agreement, dated as of July 8, 2005, by and between Valence Technology, Inc. and James R. Akridge	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 15, 2005, filed with the Securities and Exchange Commission on July 18, 2005.

4.21	Amendment No. 11 and Amendment No. 3 to Loan Agreements, dated as of July 1, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

4.22	Amendment No. 12 and Amendment No. 4 to Loan Agreements, dated as of July 13, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.23	Amendment No. 13 and Amendment No. 5 to Loan Agreements, dated as of June 12, 2008	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.1	1990 Stock Option Plan as amended on October 3, 1997	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No 333-43203) filed with the Securities and Exchange Commission on December 24, 1997.

10.2	1996 Non-Employee Directors’ Stock Option Plan as amended on October 3, 1997	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999.

10.3	Valence Technology, Inc. Amended and Restated 2000 Stock Option Plan	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange Commission on December 6, 2002.

10.4	Registration Rights Agreement with West Coast Venture Capital, Inc. (the 1981 Kara Ann Berg Trust) dated January 13, 2001

Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on July 2, 2001.

10.5	Securities Purchase Agreement, dated November 30, 2004	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

10.6	Amendment and Exchange Agreement, dated November 30, 2004	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

10.7	Loan Agreement dated July 13, 2005, by and between Valence Technology, Inc. and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.8	Registration Rights Agreement dated July 13, 2005 by and between Valence Technology, Inc. and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.9	Assignment Agreement, dated July 14, 2005, by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.10	Letter Agreement, effective March 13, 2007, by and between Valence Technology, Inc. and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.

10.11	Assignment Agreement, dated December 14, 2005, by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.

10.12	Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.13	At Market Issuance Sales Agreement, dated February 22, 2008, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.14	Employment Letter Agreement, dated October 1, 2008, by and between Valence Technology, Inc. and Ross A. Goolsby	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated October 1, 2008, filed with the Securities and Exchange Commission on October 1, 2008.

10.15	Employment Letter Agreement dated October 30, 2008, by and between Valence Technology Inc., and Koon Cheng Lim.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.16	Employment Letter Agreement, dated August 29, 2008, by and between Valence Technology, Inc. and Alastair Johnston and Addendum dated effective as of January 7, 2009.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.17	Valence Technology, Inc. 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.18	Form of Indemnification Agreement entered into between the Company and its Directors and Officers	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

21.1	List of subsidiaries of the Company	Filed herewith.

23.1	Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Included in signature page.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALENCE TECHNOLOGY, INC.

Dated: June 5, 2009

/s/ Robert L. Kanode

Robert L. Kanode
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert L. Kanode and Ross Goolsby, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date
President and Chief Executive Officer
/s/ Robert L. Kanode	(Principal Executive Officer) and Director	June 5, 2009
Robert L. Kanode

Chief Financial Officer (Principal Financial
/s/ Ross Goolsby	and Accounting Officer)	June 5, 2009
Ross Goolsby

/s/ Carl E. Berg	Director and Chairman of the Board	June 5, 2009
Carl E. Berg

/s/ Vassilis G. Keramidas	Director	June 5, 2009
Vassilis G. Keramidas

/s/ Don Tognazzini	Director	June 5, 2009
Don Tognazzini

/s/ Bert C. Roberts, Jr.	Director	June 5, 2009
Bert C. Roberts, Jr.