Form 10-Q
period 2009-06-30
VALENCE TECHNOLOGY INC
filed 2009-08-07
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒    Yes      ☐    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 31, 2009 was 126,904,664.

VALENCE TECHNOLOGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited).

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$4,009
Trade receivables, net of allowance of $172 and $191, respectively	4,010	3,592
Inventory, net	11,224	10,736
Shareholder receivable	—	1,062
Prepaid and other current assets	4,144	3,946
Total current assets	21,035	23,345

Property, plant and equipment, net	6,022	6,291
Total assets	$27,057	$29,636

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,143	$1,822
Accrued expenses	6,492	7,279
Deferred revenue	398	355
Total current liabilities	8,033	9,456

Long-term interest payable to stockholder	25,155	24,415
Long-term debt, net of debt discount	19,565	19,445
Long-term debt to stockholder, net of debt discount	34,797	34,766
Other long-term liabilities	142	129

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of June 30, 2009 and March 31, 2009, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 126,707,808 shares issued and 124,904,664 shares outstanding as of June 30, 2009 and 125,042,793 shares issued and 123,239,649 shares outstanding as of March 31, 2009	127	125
Additional paid-in-capital	502,734	498,646
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(563,855)	(557,657)
Accumulated other comprehensive loss	(3,087)	(3,135)
Total stockholders’ deficit	(69,245)	(67,185)
Total liabilities, preferred stock, and stockholders’ deficit	$27,057	$29,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue:
Battery and system sales	$4,630	$10,886
Licensing and royalty revenue	87	104

Total revenues	4,717	10,990

Cost of sales	3,910	11,016

Gross margin / (loss)	807	(26)

Operating expenses:
Research and product development	1,220	1,183
Marketing	722	810
General and administrative	3,827	2,634
Loss on disposal of assets	—	(6)

Total operating expenses	5,769	4,621

Operating loss	(4,962)	(4,647)

Foreign exchange gain	57	470
Interest and other income	16	4
Interest and other expense	(1,265)	(1,350)

Net loss	$(6,154)	$(5,523)

Dividends on preferred stock	(43)	(43)

Net loss available to common stockholders, basic and diluted	$(6,197)	$(5,566)

Other comprehensive loss:
Net loss	$(6,154)	$(5,523)
Change in foreign currency translation adjustments	48	117

Comprehensive loss	$(6,106)	$(5,406)

Net loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.05)
Shares used in computing net loss per share available to common stockholders, basic and diluted	123,660	116,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,154)	$(5,523)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	365	402
Loss on disposal of assets	—	(6)
Bad debt recoveries	(18)	(20)
Accretion of debt discount and other	887	881
Share-based compensation	812	574
Changes in operating assets and liabilities:
Trade receivable	(257)	(6,436)
Inventory	(629)	(1,067)
Prepaid and other current assets	844	(1,730)
Accounts payable	(680)	6,074
Accrued expenses and long-term interest	(814)	900
Deferred revenue	42	269

Net cash used in operating activities	(5,602)	(5,682)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34)	(776)
Proceeds from disposal of property, plant and equipment	—	6

Net cash used in investing activities	(34)	(770)

Cash flows from financing activities:
Proceeds from short term loans	—	2,500
Proceeds from stock option exercises	132	638
Proceeds from issuance of common stock and warrants, net of issuance costs	3,146	3,162

Net cash provided by financing activities	3,278	6,300

Effect of foreign exchange rates on cash and cash equivalents	6	39

Decrease in cash and cash equivalents	(2,352)	(113)
Cash and cash equivalents, beginning of period	4,009	2,616
Cash and cash equivalents, end of period	$1,657	$2,503

Supplemental information:
Interest paid	$458	$351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of June 30, 2009, its consolidated results of operations for each of the three-month periods ended June 30, 2009 and June 30, 2008, and the consolidated cash flows for the three-month periods ended June 30, 2009 and June 30, 2008. Because all the disclosures required by accounting principles generally accepted in the U.S. are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2009. The results for the three-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2010. The year-end condensed consolidated balance sheet data as of March 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

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

In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2010. U-Charge® features our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and  functionality of the latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field repairability.

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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $563.9  million as of June 30, 2009. For the three-month periods ended June 30, 2009 and June 30, 2008, the Company sustained net losses available to common stockholders of $6.2 and $5.6 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At June 30, 2009, the Company’s principal sources of liquidity were cash and cash equivalents of $1.7 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next three to six months following June 30, 2009, nor does the Company anticipate product sales during fiscal 2010 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

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

Revenue Recognition:

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the rights of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For all shipments, we estimate a return rate percentage based upon our historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, and if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 4, Inventory, warranty liabilities as discussed in Note 8, Commitments and Contingencies, and share based compensation as discussed in Note 10, Share Based Compensation.  Actual results could differ from those estimates.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s, or SEC’s, approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on its current operations, the Company does not expect that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. We have adopted FSP FAS 157-4 and have determined that it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (U.S. GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. We have adopted FSP FAS 115-2 and have determined that it did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events. SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim reporting periods or fiscal years ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

On June 12, 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which significantly changes the consolidation model for variable interest entities. SFAS 167 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect that the adoption of SFAS 167 will have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-month periods ended June 30, 2009 and June 30, 2008 were as follows:

	Three Months Ended June 30,
	2009	2008
Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634
Common stock options reserved	6,983,009	7,500,843
Warrants to purchase common stock	—	2,955,643
Total	10,611,643	14,085,120

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock do not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. At June 30, 2009, up to $646,000 in accrued dividends would be convertible into up to 360,820 shares of common stock based on the closing sales price of $1.79 per share on June 30, 2009.

4.	INVENTORY:

Inventory consisted of the following (in thousands) at:

	June 30, 2009	March 31, 2009

Raw materials	$4,264	$3,711
Work in process	2,662	3,575
Finished goods	4,298	3,450
Total inventory	$11,224	$10,736

Included in inventory at June 30, 2009 and March 31, 2009 were valuation allowances of $4.5 million and $4.6 million to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at June 30, 2009.

5.	PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following at (in thousands):

	June 30, 2009	March 31, 2009
Other receivables	$3,000	$2,854
Deposits	432	432
Prepaid insurance	52	71
Other prepaids	660	589
Total prepaids and other current assets	$4,144	$3,946

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	June 30, 2009	March 31, 2009

Leasehold improvements	$1,117	$1,116
Machinery and equipment	8,026	8,021
Office and computer equipment	2,219	2,217
Construction in progress	30	—
Property, plant and equipment, gross	11,392	11,354
Less: accumulated depreciation	(4,511)	(4,204)
Less: accumulated impairment charges	(859)	(859)
Total cost, net of depreciation	$6,022	$6,291

Depreciation expense was $365,000 and $372,000 for the three months ended June 30, 2009, and 2008, respectively.

7.	LONG TERM DEBT:

Long term debt consisted of the following (in thousands) at:

	June 30, 2009	March 31, 2009

Long-term debt	$20,000	$20,000
Less: unaccreted debt discount	(435)	(555)
Long-term debt, less net of debt discount	$19,565	$19,445

2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(153)	(184)
Long-term debt to stockholder, net of debt discount	$34,797	$34,766

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of The Board, and matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of June 30, 2009). As of June 30, 2009, no amounts have been paid on the 2005 Loan.

In connection with the 2005 Loan, both SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”), each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed  cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received 230,767 common stock shares upon completion of the cashless exercises. Also in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through June 30, 2009, a total of approximately $1.9 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

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

In conjunction with the 2001 Loan, Berg & Berg received warrants to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through June 30, 2009, a total of approximately $4.9 million has been accreted and included as interest expense. The amounts charged to interest expense on the outstanding balance of the loan for the three month periods ended June 30, 2009 and June 30, 2008 were $404,000 and $404,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $12.0 million and $11.6 million as of June 30, 2009, and March 31, 2009, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at June 30,  2009). On July 13, 2005, Berg & Berg agreed to extend the maturity date for the loan principal and interest from September 30, 2006 to September 30, 2008. On June 12, 2008, Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2008 to September 30, 2010. The accrued interest amounts for the 1998 Loan were $13.2 million and $12.8 million as of June 30, 2009 and March 31, 2009, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

8.	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in connection with the sale of N-Charge® Power Systems covering a 12-month warranty period during which the Company would provide a replacement unit to any customers returning a purchased product because of a product performance issue. The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $0.7 million and $1.0 million as of June 30, 2009, and March 31, 2009, respectively.

Litigation:

On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging infringement of its recently granted Canadian Patents 2,483,918 and 2,466,366. The action is in the discovery stage. The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and the Company has filed a response denying the allegations in the amended complaint. The action had been stayed by the Court pending a final determination of the two reexaminations by the USPTO wherein the two patents were amended.

The Company is subject, from time to time, to various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse impact on its consolidated financial statements.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company’s common stock for $10,000 per share, raising net proceeds of $9.416 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company’s common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all outstanding 861 shares of the Company’s Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. When issued, the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and was redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company’s common stock for a ten-day trading period is at or above $6.38 per share. If the preferred shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require the Company to convert all or part of the non-redeemed shares at a price of 95% of the lowest closing bid price of the Company’s common stock during the three days ending on and including the conversion date. The preferred shares are currently outstanding and subject to redemption or conversion at the holder’s discretion.

Pursuant to assignment agreements entered into between the Company and Berg & Berg. on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At June 30, 2009, $646,000 in preferred stock dividends had accrued.

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

10.	SHARE BASED COMPENSATION:

Pursuant to the Company’s 1990 Stock Option Plan (“the 1990 Plan”), options granted may be incentive stock options or supplemental stock options. Options are to be granted at a price not less than fair market value (incentive options) or 85% of fair market value (supplemental options) on the date of grant. The options vest as determined by the Board of Directors and are generally exercisable over a five-year period. Unvested options are canceled and returned to the 1990 Plan upon an employee’s termination. Generally, vested options, not exercised within three months of termination, are also canceled and returned to the 1990 Plan. The 1990 Plan terminated on July 17, 2000, and as such, options may not be granted after that date. Options granted prior to July 17, 2000 expire no later than ten years from the date of grant.

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director received an initial stock option of 100,000 shares on the date of the adoption of the 1996 Plan. At June 30, 2009, the Company had 626,048 shares available for grant under the 1996 Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The Company may grant options to non-officer employees and consultants under the 1997 Plan. Options are to be granted at a price not less than fair market value (incentive options) on the date of grant. The options vest as determined by the Board of Directors, generally quarterly over a three- or four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 1997 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 1997 Plan. During fiscal 2009, no shares were granted under this plan. The 1997 Plan terminated on October 3, 2007, and as such, options may not be granted after that date.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants under the 2000 Plan. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During fiscal 2009, 745,300 shares were granted under this plan. This plan will terminate on July 3, 2010. At June 30, 2009, the Company had 416,765 shares available for grant under the 2000 Plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan will be submitted to stockholders for approval at the 2009 Annual Meeting of Stockholders scheduled to be held on September 8, 2009. The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares.  The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board.  The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares.  The 2009 Plan also contains an automatic option grant program for our non-employee directors.  Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board.  In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the Board for at least six months.  All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019.  As of June 30, 2009, no shares had been granted under this plan.

When options are exercised the Company issues new shares to the grantee.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2009	5,762	$2.42
Granted	336	1.93
Exercised	(76)	1.75
Canceled	(82)	4.00
Balance at June 30, 2009	5,940	$2.38

The following table summarizes information about fixed stock options outstanding at June 30, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.63 - $1.99	4,565	7.8	$1.59	530	$1.53
$1.99 - $4.62	1,124	6.1	3.17	733	3.09
$4.62 - $10.06	188	2.3	7.24	186	7.24
$10.06 - $15.75	10	1.3	13.84	10	13.84
$15.75 - $23.56	—	—	—	—	—
$23.56 - $34.62	52	0.6	34.11	52	34.11
$0.63 - $34.62	5,940	7.2	$2.38	1,511	$4.2

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended June 30, 2009 and June 30, 2008, $812,000 and $574,000, respectively, of share based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at June 30, 2009 is $0.2 million. There were 75,686 options exercised during the three-month period ended June 30, 2009.

As of June 30, 2009 the Company had a total of $2.4 million in compensation costs related to share based compensation to recognize over a remaining service period of 2.4 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first quarter of fiscal 2010 and the fiscal year 2009:

	June 30, 2009	March 31, 2009
Weighted average risk-free interest rate	2.27%	2.67%
Average expected life in years	5.9 years	6.1 years
Average expected volatility	85.62%	81.49%
Dividend yield	None	None

11.	RELATED PARTY TRANSACTIONS:

On June 11, 2009, Berg & Berg purchased 1,256,281 shares of common stock for cash at a price per share of $1.99 for an aggregate purchase price of $2,500,000. The purchase price per share equaled the closing bid price of our common stock as of June 10, 2009.

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

Long-lived asset information by geographic area is as follows (in thousands) at:

	June 30, 2009	March 31, 2009
United States	$238	$236
International	5,784	6,055
Total	$6,022	$6,291

Revenues by geographic area are as follows (in thousands) at:

	Three Months Ended June 30,
	2009	2008
United States	$3,202	$5,850
International	1,515	5,140
Total	$4,717	$10,990

13.	SUBSEQUENT EVENTS:

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events.  This evaluation was performed through August 7, 2009, the date on which the Company’s unaudited financial statements for the fiscal period ended June 30, 2009 were completed.

On July 2, 2009, subsequent to the end of the first fiscal quarter of 2010, we entered into Amendment No. 1 to At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which amended that certain At Market Issuance Sales Agreement, dated February 22, 2008, between us and the Sales Agent, to increase the number of shares we may issue and sell thereunder from 5.0 million to 10.0 million in a series of transactions over time as we may direct through the Sales Agent.  Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, which includes sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and us. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, which we refer to as this “Report,” contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “intend,” “estimate,” “continue,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as “Valence,” the “Company,” “we” or “us,” our directors or officers with respect to, among other things:

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

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Risk Factors” in this Report or the documents incorporated by reference herein, as well as any cautionary language in this Report, any of our other reports or filings or the documents incorporated by reference herein or therein, including our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the SEC. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2010 or any other period.

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

In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are expected to be commercially available in the second quarter of fiscal 2010. U-Charge® features our safe, long-life lithium iron magnesium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and  functionality of the latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field repairability.

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

• Second Phase: The second phase of our business strategy is also complete. Throughout this phase our cell development has focused on commercializing a cylindrical Lithium Iron Magnesium Phosphate cell and advanced third generation Intelligent Energy Source Storage System ). This new family of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to safety, energy cycle life and weight.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $563.9  million as of June 30, 2009. For the three-month periods ended June 30, 2009 and June 30, 2008, the Company sustained net losses available to common stockholders of $6.2 and $5.6 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

At June 30, 2009, the Company’s principal sources of liquidity were cash and cash equivalents of $1.7 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next three to six months following June 30, 2009, nor does the Company anticipate product sales during fiscal 2010 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.  The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the next 12 months.

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

Revenue Recognition

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the rights of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For all shipments, we estimate a return rate percentage based upon our historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the first quarter) ended June 30, 2009 and June 30, 2008 (in thousands):

	Three Months Ended June 30,
	2009		2008
	Total	% of Revenue	Total	% of Revenue
Battery and systems sales	$4,630	98%	$10,886	99%
Licensing and royalty revenue	87	2%	104	1%
Total revenues	4,717	100%	10,990	100%

Gross margin profit (loss)	807	17%	(26)	0%
Operating expenses	5,769	122%	4,621	42%
Operating loss	(4,962)	(105)%	(4,647)	(42)%
Net loss	(6,154)	(130)%	(5,523)	(50)%

Revenues and Gross Margin

Battery and System Sales. Battery and systems sales totaled $4.6 million for the three months ended June 30, 2009, as compared to $10.9 million for the three months ended June 30, 2008. The decrease in revenues was primarily due to reduced sales to The Tanfield Group, PLC, and Segway, offset by increases to Tianjin Lishen Battery Joint-Stock Co., Ltd. (“Lishen”), Brammo Motorsports, and ISE Corporation.  Revenue recognized from Lishen represents sales of our P1a Cathode material for use in their cell production for other customers.  Tanfield sales accounted for 0% and 38% of our product sales for the first fiscal quarter in 2010 and 2009, respectively.  Lishen sales accounted for 19%, Brammo Motorsports sales accounted for 15%, and ISE Corporation sales accounted for 13% of our product sales for the first fiscal quarter in 2010, compared to 0% in fiscal 2009.   Segway sales accounted for 34% and 38% of our total product sales for the first fiscal quarter in 2010 and 2009, respectively. We expect sales of the large-format battery system to remain relatively flat during the upcoming quarter.  We had $398,000 and $355,000 in deferred revenue on our balance sheet at June 30, 2009 and March 31, 2009, respectively, primarily related to sales shipping in the end of the quarter.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal first quarter 2010 licensing and royalty revenue was $87,000 compared with $104,000 for the same quarter in fiscal 2009. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited, which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Gross Margin. Gross margin as a percentage of revenue was 17% for the three months ended June 30, 2009, as compared to 0% in the three months ending June 30, 2008. The increase in gross margin for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, both as dollar amount of $0.8 million, and as a percentage of revenue, of 17% of revenue, is related to P1a cathode material sales in the three months ended June 30, 2009, which have a higher margin than large format battery system sales, and the inventory impairments that were booked in the three months ended June 30, 2008 which did not recur in the current quarter.  In addition, we experienced a  decrease in the liability that is carried related to warranty reserves. This reduction in warranty reserves had a positive impact on gross margin in the three months ended June 30, 2009 of approximately $0.3 million.

Operating Expenses

The following table summarizes operating expenses for the three months ended June 30, 2009 and June 30, 2008 (dollars in thousands):

	Three Months Ended June 30,
			Increase/
	2009	2008	(Decrease)	% Change
Research and product development	$1,220	$1,183	37	3%
Marketing	722	810	(88)	(11)%
General and administrative	3,827	2,634	1,194	45%
Loss on disposal of assets	—	(6)	6	(100)%
Total operating expenses	$5,769	$4,621	$1,149	25%
Percentage of revenues	122%	42%

During the three months ended June 30, 2009, total operating expenses were 122% of revenue compared to 42% of revenue during the same quarter last year.  The dollar increase is primarily due to expenses associated with the granting of director stock options, increased costs and consulting expenses for the three months ended June 30, 2009.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses remained relatively flat for the three months ended June 30, 2008, as compared to the three months ended June 30, 2008. Research and development expenses were $1.2 million for the three months ended June 30, 2009, as well as for the three months ended June 30, 2008. During the three months ended June 30, 2009, approximately $68,000 of share based compensation was allocated to research and development expenses as compared to $58,000 in the three months ended June 30, 2008. Although research and development expenses were relatively flat on a year to year comparison, we expect research and development expenses to increase as we create and develop new products.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $722,000 in the three months ended June 30, 2009, were $88,000, or 11%, lower than the $810,000 for the three months ended June 30, 2008. During the three months ended June 30, 2009, approximately $77,000 of share based compensation was allocated to marketing expenses, as compared to $122,000 in the three months ended June 30, 2008, a decrease of $45,000. We expect marketing expenses to increase slightly as we focus on building a stronger market presence and continue to reach new customers.

General and Administrative. General and administrative expenses consist primarily of salaries, share based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses totaled $3.8 million and $2.6 million for the three months ended June 30, 2009, and 2008, respectively, a $1.2 million, or 45% increase.  Share based compensation expense increased to $658,000 in the three months ended June 30, 2009, as compared to $385,000 in the three months ended June 30, 2008, due to stock option and equity grant awards issued to board members during the three months ended June 30, 2009. Litigation expenses increased by $750,000 in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to expenses related to the Hydro-Quebec litigation (see Note 8, Commitments and Contingencies). Consulting expenses increased by $77,000 in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily related to the Company’s applications for grants and loans under new Department of Energy programs established to develop U.S. based manufacturing of lithium-ion batteries, the Advanced Technology Vehicles Manufacturing Initiative and the Electric Drive Vehicle Battery and Component Manufacturing Initiative.

Liquidity and Capital Resources

Liquidity

At June 30, 2009, our principal source of liquidity was cash and cash equivalents of $1.7 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following June 30, 2009, nor do we anticipate product sales during the remainder of fiscal 2010 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

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

The following table summarizes our statement of cash flows for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	2009	2008
Net cash flows provided by (used in):
Operating activities	$(5,602)	$(5,682)
Investing activities	(34)	(770)
Financing activities	3,278	6,300
Effect of foreign exchange rates	6	39
Net (decrease) increase in cash and cash equivalents	$(2,352)	$(113)

Our use of cash from operations the first three months of fiscal 2010 and fiscal 2009 was $5.6 million and $5.7 million, respectively. The cash used for operating activities during the first three months of our fiscal 2009 was primarily for operating losses and working capital.

In the first three months of fiscal 2010, we had a net decrease in cash used in investing activities of $736,000, as compared to the first three months of fiscal 2009. Investing activities in the three months ended June 30, 2009, were less than the three months ended June 30, 2008, primarily because of the purchases of manufacturing equipment in the three months ended June 30, 2008, related to the expansion of our powder production line in China.

We obtained cash from financing activities in the amounts of $3.3 million and $6.3 million during the first three months of fiscal 2010 and 2009, respectively. On June 11, 2009, Berg & Berg purchased 1,256,281 shares of our common stock for cash at a price per share of $1.99 for an aggregate purchase price of $2,500,000. During the first three months of fiscal 2010, we sold 333,048 shares with proceeds net of commissions of $0.6 million under the At Market Issuance Sales Agreement discussed in more detail below. During the first three months of fiscal 2009, we sold 393,500 shares with proceeds net of commissions of $1.5 million under the At Market Issuance Sales Agreement. Proceeds from the issuance of stock options were $0.1 million during the first quarter of fiscal 2010, as compared to $0.6 million during the first quarter of fiscal 2009. In the three months ended June 30, 2009, Berg & Berg Enterprises provided the company with a short term loan of $2.5 million, as described in Note 11, Related Party Transactions.

We filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, declared effective on January 22, 2008, under which we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million.  We believe that this shelf registration statement provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

On July 2, 2009, we entered into Amendment No. 1 to At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which amended that certain At Market Issuance Sales Agreement, dated February 22, 2008, between us and the Sales Agent, to increase the number of shares we may issue and sell thereunder from 5.0 million to 10.0 million in a series of transactions over time as we may direct through the Sales Agent.  Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, which includes sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and us. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.

.Subsequent Event

As set forth more fully above under “Liquidity and Capital Resources” and subsequent to the end of the first fiscal quarter of 2010, we entered into Amendment No. 1 to At Market Issuance Sales Agreement with the Sales Agent on July 2, 2009.  Amendment No. 1 to At Market Issuance Sales Agreement increased the number of shares which may be sold thereunder from 5.0 million to 10.0 million.

Capital Commitments and Debt

At June 30, 2009, we had no significant commitments for capital expenditures for the next 12 months.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following (in thousands):

June 30, 2009
1998 long-term debt to Berg & Berg	$14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
Long term portion of interest payable on debt	25,155
Current portion of interest payable on debt	76
Total	$80,181

Repayment obligations of long-term debt principal as of June 30, 2009 are (in thousands):

	Fiscal year
	2010	2011	2012	2013	2014 and thereafter	Total
Principal repayment	$—	$54,950	$—	$—	$—	$54,950

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005.  Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date.  There currently are no redemption deadlines.  As set forth above, although dividends are not due, they are continuing to accrue (approximately $646,000 as of June 30, 2009). The total below for redemption of convertible preferred stock includes accrued dividends.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of June 30, 2009 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Long-term debt obligations	80,181	76	80,105	—	—
Operating lease obligations	1,784	655	647	283	199
Purchase obligations	6,475	6,475	—	—	—
Redemption of convertible preferred stock	9,256	9,256	—	—	—
Total	$97,772	$16,538	$80,752	$283	$199

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As set forth above, although dividends are not due, they are continuing to accrue (currently $646,000 as of June 30, 2009). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company with an adjustable interest rate equal to the greater of 6.75%, or the sum of the LIBOR rate plus 4.0% (2.75% at June 30, 2009), we entered into a rate cap agreement which caps the LIBOR rate at 5.5%. This agreement terminated effective August 10, 2008. In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The following table presents the principal cash flows by year of maturity for our total debt obligations held at June 30, 2009 (in thousands):

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
Fixed rate debt	$—	$20,000	$—	$—	$—	$—	$20,000
Variable rate debt	$—	$34,950	$—	$—	$—	$—	$34,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.   CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the SEC.  There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging infringement of its recently granted Canadian Patents 2,483,918 and 2,466,366. The action is in the discovery stage. The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action is in the initial pleading state and the Company has filed a response denying the allegations in the amended complaint. The action had been stayed by the Court pending a final determination of the two reexaminations by the USPTO wherein the two patents were amended.

We are subject, from time to time, to various claims and litigation in the normal course of business. In our opinion, all pending legal matters will not have a material adverse impact on our consolidated financial statements.

ITEM 1A.         RISK FACTORS

We disclose risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 5, 2009.  We do not believe there have been any changes which would constitute material changes from the risk factors so previously disclosed

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Number	Description of Exhibit	Method of Filing
4.8	Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998.

4.9	Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)
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

4.17	Amendment to Loan Agreements with Berg & Berg dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

4.18	Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

Number	Description of Exhibit	Method of Filing
4.19	Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.20	Option Agreement, dated as of July 8, 2005, by and between Valence Technology, Inc. and James R. Akridge	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 15, 2005, filed with the Securities and Exchange Commission on July 18, 2005.

4.21	Amendment No. 11 and Amendment No. 3 to Loan Agreements, dated as of July 1, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

4.22	Amendment No. 12 and Amendment No. 4 to Loan Agreements, dated as of July 13, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.23	Amendment No. 13 and Amendment No. 5 to Loan Agreements, dated as of June 12, 2008	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.1	Valence Technology, Inc. 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.2	Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: August 7, 2009	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included as part of this filing and incorporated herein by this reference:

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
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

Number	Description of Exhibit	Method of Filing
4.8	Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998.

4.9	Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)
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

4.17	Amendment to Loan Agreements with Berg & Berg dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

4.18	Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

Number	Description of Exhibit	Method of Filing
4.19	Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.20	Option Agreement, dated as of July 8, 2005, by and between Valence Technology, Inc. and James R. Akridge	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 15, 2005, filed with the Securities and Exchange Commission on July 18, 2005.

4.21	Amendment No. 11 and Amendment No. 3 to Loan Agreements, dated as of July 1, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.
4.22	Amendment No. 12 and Amendment No. 4 to Loan Agreements, dated as of July 13, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.23	Amendment No. 13 and Amendment No. 5 to Loan Agreements, dated as of June 12, 2008	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.1	Valence Technology, Inc. 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.2	Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.