Form 10-Q
period 2009-09-30
VALENCE TECHNOLOGY INC
filed 2009-11-06
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 31, 2009 was 126,482,123.

VALENCE TECHNOLOGY, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2009 and March 31, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended September 30, 2009 and September 30, 2008	4
Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 2009 and September 30, 2008	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults Upon Senior Securities.	28

Item 4. Submission of Matters to a Vote of Security Holders.	28

Item 5. Other Information.	29

Item 6. Exhibits.	29

Signatures and Certifications	32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,018	$4,009
Trade receivables, net of allowance of $50 and $172, respectively	2,009	3,592
Inventory, net	5,899	10,736
Shareholder receivable	—	1,062
Other receivables	6,488	2,854
Prepaid and other current assets	995	1,092
Total current assets	17,409	23,345

Property, plant and equipment, net	5,642	6,291
Total assets	$23,051	$29,636

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$894	$1,822
Accrued expenses	7,594	7,279
Short-term debt, net of debt discount	19,685	—
Deferred revenue	57	355
Total current liabilities	28,230	9,456

Long-term interest payable to stockholder	25,903	24,415
Long-term debt, net of debt discount	—	19,445
Long-term debt to stockholder, net of debt discount	34,827	34,766
Other long-term liabilities	142	129

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of September 30, 2009 and March 31, 2009, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 126,985,267 shares issued and 125,182,123 shares outstanding as of September 30, 2009 and 125,042,793 shares issued and 123,239,649 shares outstanding as of March 31, 2009	127	125
Additional paid-in-capital	503,602	498,646
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(570,091)	(557,657)
Accumulated other comprehensive loss	(3,135)	(3,135)
Total stockholders’ deficit	(74,661)	(67,185)
Total liabilities, preferred stock, and stockholders’ deficit	$23,051	$29,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)
( Unaudited )

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Battery and system sales	$3,257	$5,114	$7,887	$16,000
Licensing and royalty revenue	90	702	178	806
Total revenues	3,347	5,816	8,065	16,806

Cost of sales	3,113	5,987	7,023	17,003

Gross margin / (loss)	234	(171)	1,042	(197)

Operating expenses:
Research and product development	1,045	1,198	2,265	2,364
Marketing	466	695	1,188	1,501
General and administrative	3,077	2,563	6,905	5,212
Impairment on long lived assets	—	389	—	389
Total operating expenses	4,588	4,845	10,358	9,466

Operating loss	(4,354)	(5,016)	(9,316)	(9,663)

Foreign exchange gain	—	149	58	619
Interest and other income	2	8	18	12
Interest and other expense	(1,249)	(1,323)	(2,515)	(2,673)
Property and casualty loss	(592)	—	(592)	—
Net loss	$(6,193)	$(6,182)	$(12,347)	$(11,705)

Dividends on preferred stock	(43)	(43)	(86)	(86)

Net loss available to common stockholders, basic and diluted	$(6,236)	$(6,225)	$(12,433)	$(11,791)

Other comprehensive loss:
Net loss	$(6,193)	$(6,182)	$(12,347)	$(11,705)
Change in foreign currency translation adjustments	(48)	228	—	345
Comprehensive loss	$(6,241)	$(5,954)	$(12,347)	$(11,360)

Net loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.10)
Shares used in computing net loss per share available to common stockholders, basic and diluted	124,937	117,204	124,302	116,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)
( Unaudited )

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,347)	$(11,705)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	598	1,230
Loss on disposal of assets	—	1
Bad debt recoveries	7	47
Accretion of debt discount and other	1,785	1,779
Property and casualty loss	592	—
Share-based compensation	1,165	1,038
Changes in operating assets and liabilities:
Trade receivable	1,897	3,599
Inventory	1,854	(2,573)
Prepaid and other current assets	948	(7,593)
Accounts payable	(928)	(1,258)
Accrued expenses and long-term interest	(930)	543
Deferred revenue	(298)	324

Net cash used in operating activities	(5,657)	(14,568)

Cash flows from investing activities:
Purchases of property, plant and equipment	(130)	(3,084)
Proceeds from disposal of property, plant and equipment	—	1,029

Net cash used in investing activities	(130)	(2,055)

Cash flows from financing activities:
Proceeds from short term loans	—	7,542
Proceeds from stock option exercises	132	740
Proceeds from issuance of common stock and warrants, net of issuance costs	3,660	8,679

Net cash provided by financing activities	3,792	16,961

Effect of foreign exchange rates on cash and cash equivalents	4	231

Decrease in cash and cash equivalents	(1,991)	569
Cash and cash equivalents, beginning of period	4,009	2,616
Cash and cash equivalents, end of period	$2,018	$3,185

Supplemental information:
Notes payable contributed for exercise of common stock warrants	$—	$4,500
Interest paid	$690	$696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of September 30, 2009, its consolidated results of operations for each of the three and six month periods ended September 30, 2009 and September 30, 2008, and the consolidated cash flows for the six month periods ended September 30, 2009 and September 30, 2008. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2009. The results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010. The year-end condensed consolidated balance sheet data as of March 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.	BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. The Company develops, manufactures, and sells high-energy power systems utilizing proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles.  The Company’s mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish this mission and address the significant market opportunity that the Company believes is available, it utilizes the numerous benefits of its latest energy storage technology, extensive international patent estate and the experience of its management team.

In March 2009, the Company introduced a new revision of U-Charge®, the third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are expected to be commercially available in the second half of fiscal 2010. U-Charge® features safe, long-life lithium phosphate technology which utilizes patented lithium iron magnesium phosphate-based cathode material manufactured with the Company’s patented CTR (Carbothermal reduction process). The Company believes the Valence CTR process is the only known single step process in the world that offers lower cost and higher quality than generic multi-step manufacturing processes. The Company believes that the improved features and functionality of the latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems are well-suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field reparability.

The Company’s business plan and strategy is focused on complete lithium phosphate energy storage solutions that include licensing its technology to worldwide manufacturers, sales of its high performance cathode materials to cell manufacturers, sales of the U-Charge® family of products and design and sales of custom energy storage solutions such as the energy storage solution for the Segway Personal Transporter.

The Company has proven internal manufacturing processes on line with available capacity to exceed its projected break-even requirements in its two wholly-owned China subsidiaries. Business relationships with key components manufacturers and suppliers have been established with companies that can provide the Company with a stable supply of raw materials.

The Company has the following subsidiaries:  Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $570.1 million as of September 30, 2009. For the three and six month periods ended September 30, 2009, the Company sustained net losses available to common stockholders of $6.2 and $12.4 million, respectively. For the three and six month periods ended September 30, 2008, the Company sustained net losses available to common stockholders of $6.2 and $11.8 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At September 30, 2009, the Company’s principal sources of liquidity were cash and cash equivalents of $2.0 million. The Company expects that its sources of liquidity will not be sufficient for the remaining fiscal year. The Company anticipates product sales and royalties during fiscal 2010 will be insufficient to cover the Company’s operating expenses. Management depends upon its ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

On February 22, 2008, the Company entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which the Company may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as the Company may direct through the Sales Agent. Unless the Company and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.  As of September 30, 2009, we have sold approximately 4.9 million shares under this arrangement.

On October 14, 2009 the Company entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, the Company is required to issue and sell, and Seaside to purchase, up to 650,000 shares of common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is fifty-two weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that the Company sells to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date.

Although management has arranged these equity financing opportunities, management can not be assured that they will effectively meet the Company’s cash requirements in the future.  Given the Company’s historical operating results and the amount of existing debt, as well as other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

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

Revenue Recognition:

The Company generates revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on the balance sheet. Products shipped with the rights of return are included in finished goods inventory as the Company retains title to the products.  For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time, the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, and if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 4, Inventory, warranty liabilities as discussed in Note 10, Commitments and Contingencies, and share based compensation as discussed in Note 12, Share Based Compensation.  Actual results could differ from those estimates.

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations.  ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on July 1, 2009, and its adoption did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued ASC No. 350-30, previously referred to as SFAS 142-3, Determination of the Useful Life of Intangible Assets. ASC No. 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 Intangibles – Goodwill and Other. ASC No. 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective July 1, 2009, the Company adopted ASC No. 350-30, and its adoption did not have a material impact on its consolidated financial statements

On June 12, 2009, the FASB issued ASC No. 810, Consolidation, previously referred to as SFAS 167, Amendments to FASB Interpretation No. 46(R), which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect that the adoption of ASC No. 810 will have a material impact on its financial position or results of operations.

In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements.

The Company has evaluated subsequent events through November 6, 2009, the date that these financial statements were issued.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three and six month periods ended September 30, 2009 and September 30, 2008 were as follows:

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2009	2008	2009	2008

Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	10,609,057	7,345,093	10,609,057	7,345,093
Accrued dividends on Series C preferred stock convertible to common stock	382,929	149,876	382,929	149,876
Total	14,620,620	11,123,603	14,620,620	11,123,603

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock does not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. On September 30, 2009, up to $689,000 in accrued dividends would be convertible into up to 382,929 shares of common stock based on the closing sales price of $1.80 per share on September 30, 2009.

4.	INVENTORY:

Inventory consisted of the following (in thousands) at:

	September 30, 2009	March 31, 2009

Raw materials	$1,862	$3,711
Work in process	924	3,575
Finished goods	3,113	3,450
Total inventory	$5,899	$10,736

Included in inventory at September 30, 2009, and March 31, 2009, were valuation allowances of $3.5 million and $4.6 million to reduce their carrying values to the lower of cost or market. The $4.8 million decrease in the inventory is mainly related to a fire in an offsite warehouse which housed certain fixed assets and inventory in the second quarter of fiscal 2010. It was determined that $2.7 million of raw materials, work in progress, and finished goods inventory were consumed by the fire and determined to be unrecoverable. The additional decrease in inventory as of September 30, 2009, as compared to March 31, 2009, relates to management’s ongoing focus on reducing inventory levels to better match expected demand. Management has valued overhead absorption related to work in process based on estimates of completion at September 30, 2009, and March 31, 2009.

5.	OTHER RECEIVABLES

Other receivables consisted of the following (in thousands) at:

	September 30, 2009	March 31, 2009
Receivable from expected insurance recovery	$3,483	$—
VAT tax receivable	2,908	2,558
Other receivables	98	296
Total other receivables	$6,489	$2,854

In the second quarter of fiscal 2010, the Company experienced a fire at an offsite warehouse which contained certain fixed assets and inventory in Suzhou, China. The Company has filed a claim with its insurance carrier that covers these materials, using the best currently available estimate available, and expects an insurance payment of at least $3.5 million. At this time, there are uncertainties regarding how the insurance carrier will value the items consumed in the fire, and other uncertainties regarding potential liabilities that the Company may face, and the receivable recognized represents management’s best currently available estimate of the expected recovery.

6.	PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following (in thousands) at:

	September 30, 2009	March 31, 2009
Deposits	$212	$432
Prepaid insurance	23	71
Other prepaids	760	589
Total prepaids and other current assets	$995	$1,092

7.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	September 30, 2009	March 31, 2009

Leasehold improvements	$1,117	$1,116
Machinery and equipment	7,850	8,021
Office and computer equipment	2,266	2,217
Construction in progress	48	—
Total cost	11,281	11,354
Less: accumulated depreciation	(4,780)	(4,204)
Less: impairment	(859)	(859)
Total cost, net of depreciation	$5,642	$6,291

In the second quarter of fiscal 2010, the Company experienced a fire at an offsite warehouse which contained certain fixed assets and inventory. As a result of this fire, management has reduced the carrying value of certain fixed assets by approximately $200,000 as of September 30, 2009. Depreciation expense was approximately $233,000 and $410,000 for the three months ended September 30, 2009, and 2008, respectively, and $598,000 and $782,000 for the six months ended September 30, 2009, and 2008, respectively.

8.	SHORT TERM DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	September 30, 2009	March 31, 2009

Short term debt	$20,000	$—
Less: unaccreted debt discount	(315)	—
Short-term debt, net of debt discount	$19,685	$—

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board, and matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of September 30, 2009). As of September 30, 2009, no amounts have been paid on the 2005 Loan.

In connection with the 2005 Loan, both SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”), each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed  cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received 230,767 common stock shares upon completion of the cashless exercises. Also in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through September 30, 2009, a total of approximately $2.0 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

As of September 30, 2009, the 2005 Loan is payable within twelve months of the balance sheet date, and has been reclassified to short term debt.

9.	LONG TERM DEBT:

Long-term debt, net of discount, consisted of the following (in thousands) at:

	September 30, 2009	March 31, 2009

Long term debt	$—	$20,000
Less: unaccreted debt discount	—	(555)
Long-term debt, net of debt discount	$—	$19,445

On July 13, 2005, the Company secured the 2005 Loan, the full amount of which has been drawn down. The 2005 Loan matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of September 30, 2009). As of September 30, 2009, no amounts have been paid on the 2005 Loan.

As of September 30, 2009, the 2005 Loan is payable within twelve months of the balance sheet date, and has been reclassified as short term debt.

Long-term debt to a stockholder, net of discount, consisted of the following (in thousands) at:

	September 30, 2009	March 31, 2009

2001 Loan	20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(123)	(184)
Long-term debt to stockholder, net of debt discount	$34,827	$34,766

In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. The maturity date of the 1990 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010 to September 30, 2012.

In conjunction with the 2001 Loan, Berg & Berg received warrants to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through September 30, 2009, a total of approximately $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the three month periods ended September 30, 2009, and September 30, 2008 was $409,000. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $12.4 million and $11.6 million as of September 30, 2009, and March 31, 2009, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of September 30, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (9.0 % at September 30, 2009). The maturity date of the 1990 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010 to September 30, 2012. The accrued interest amounts for the 1998 Loan were $13.5 million and $12.8 million as of September 30, 2009 and March 31, 2009, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

10.	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $0.5 million and $1.0 million as of September 30, 2009 and March 31, 2009, respectively.

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

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay on the case was imposed pending a reexamination of the two patents by the USPTO.  The stay imposed by the Court has been lifted following completion of the reexaminations of the two patents.  On January 8, 2009  Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A hearing commonly referred to as a “Markman hearing” to determine the scope of the asserted claims in the two reexamined patents has been set for early November 2009.

The Company is subject, from time to time, to various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse impact on its consolidated financial statements.

11.	REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,000 shares of Series C Convertible Preferred Stock and warrants to purchase the Company’s common stock for $10,000 per share, raising net proceeds of $9.4 million. On January 22, 2004, the holder of the Series C Convertible Preferred Stock converted 139 of its 1,000 shares with the principal amount of $1.39 million, including accrued and unpaid dividends, into 327,453 shares of the Company’s common stock at the conversion price of $4.25 per share. On November 30, 2004, the Company entered into an amendment and exchange agreement to exchange all outstanding 861 shares of the Company’s Series C Convertible Preferred Stock, representing $8.6 million of principal. The Series C Convertible Preferred Stock was exchanged for 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. When issued, the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and was redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company’s common stock for a ten-day trading period is at or above $6.38 per share. If the preferred shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require the Company to convert all or part of the non-redeemed shares at a price of 95% of the lowest closing bid price of the Company’s common stock during the three days ending on and including the conversion date. The preferred shares are currently outstanding and subject to redemption or conversion at the holder’s discretion.

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At September 30, 2009, $689,000 in preferred stock dividends had accrued.

In connection with the original issuance of the Series C Convertible Preferred Stock, in June 2003, the Company issued to the Series C Convertible Preferred Stock original holder warrants to purchase 352,900 shares of the Company’s common stock. The warrants, which expired on June 2, 2008, had a purchase price of $5.00 per share. The warrants were valued using the Black-Scholes valuation model. The warrants were recorded to additional paid in capital at their relative fair value to the Series C Convertible Preferred Stock at $933,000. Accretion to the remaining redemption value of $8.61 million was recorded over the eighteen-month period of the Series C Convertible Preferred Stock ended December 2, 2004.

12.	SHARE-BASED COMPENSATION:

In 1990, the Board of Directors adopted the 1990 Stock Option Plan (the “1990 Plan”). The 1990 Plan expired in 2000 and as of September 30, 2009 no shares are available to be granted under this plan.

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan provides that new directors will receive an initial stock option of 100,000 shares of common stock upon their election to the Board. The exercise price for this initial option will be the fair market value on the day it is granted. This initial option will vest one-fifth on the first and second anniversaries of the grant of the option, and quarterly over the next three years. A director who had not received an option upon becoming a director received an initial stock option of 100,000 shares on the date of the adoption of the 1996 Plan. At September 30, 2009, the Company had 626,048 shares available for grant under the 1996 Plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as such, options may not be granted after that date.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). Under the 2000 Plan, the Company may grant incentive stock options to employees and non-statutory stock options to non-employee members of the Board of Directors and consultants. Options are to be granted at a price not less than fair market value on the date of grant. In the case of an incentive stock option granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the option is to be granted at a price not less than 110% of the fair market value on the date of grant. The options are exercisable as determined by the Board of Directors, generally over a four-year period. The options expire no later than ten years from the date of grant. Unvested options are canceled and returned to the 2000 Plan upon an employee’s termination. Vested options, not exercised within three months of termination, also are canceled and returned to the 2000 Plan. During the first six months of fiscal 2009, 361,300 shares were granted under this plan. At September 30, 2009, the Company had 477,497 shares available for grant under the 2000 Plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares.  The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board.  The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares.  The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors.  Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board.  In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months.  All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. As of September 30, 2009, 40,000 shares have been granted and 2,960,000 shares remain available for grant under the 2009 Plan.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2009	5,762	$2.42
Granted	401	1.91
Exercised	(76)	1.75
Cancelled and expired	(168)	2.88
Balance at September 30, 2009	5,919	$2.38

The following table summarizes information about fixed stock options outstanding at September 30, 2009 (shares in thousands):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$ 0.63 - $1.99	4,578	7.6	$1.60	624	$1.56
$ 1.99 - $4.62	1,090	5.8	3.20	733	3.09
$ 4.62 - $10.06	188	2.1	7.24	186	7.27
$ 10.06 - $15.75	10	1.0	13.84	10	13.84
$ 15.75 - $34.62	52	0.4	34.11	52	34.11
$ 0.63 - $34.62	5,919	7.0	$2.38	1,605	$4.06

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended September 30, 2009 and September 30, 2008, $353,000 and $464,000 of share-based compensation expense has been included in cost of goods sold and operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the six months ended September 30, 2009 and September 30, 2008, $1.2 million and $1.0 million of share-based compensation expense has been included in cost of goods sold and operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at September 30, 2009 is $155,000. There were 75,686 options exercised during the six month period ended September 30, 2009.

As of September 30, 2009 the Company had a total of $2.1 million in compensation costs related to share-based compensation to recognize over a remaining service period of 2.0 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2010 and 2009:

	September 30, 2010	March 31, 2009
Weighted average risk-free interest rate	2.35%	2.67%
Average expected life in years	5.9 years	5.9 years
Average expected volatility	85.5%	81.49%
Dividend yield	None	None

13.	RELATED PARTY TRANSACTIONS:

On October 13, 2009, Berg & Berg agreed to further extend the maturity date for the loan principal and interest for the 1998 Loan and the 2001 Loan from September 30, 2010 to September 30, 2012.

On June 11, 2009, Berg & Berg purchased 1,256,281 shares of common stock for cash at a price per share of $1.99 for an aggregate purchase price of $2,500,000. The purchase price per share equaled the closing bid price of the Company’s common stock as of June 10, 2009.

14.	SEGMENT AND GEOGRAPHIC INFORMATION:

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews operating results to make decisions about resource allocation and to assess performance. The Company’s chief operating decision maker views results of operations of a single operating segment, the development and marketing of the Company’s lithium phosphate technology. The Company’s Chief Executive Officer has organized the Company functionally to develop, market, and manufacture lithium phosphate products.

Long-lived asset information by geographic area is as follows (in thousands):

	September 30, 2009	March 31, 2009
United States	$255	$236
International	5,387	6,055
Total	$5,642	$6,291

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$2,277	$4,044	$5,479	$9,894
International	1,070	1,772	2,586	6,912
Total	$3,347	$5,816	$8,065	$16,806

15.	SUBSEQUENT EVENTS:

On October 13, 2009, the Company and Berg & Berg extended the maturity dates for the principal and interest of the 2001 Loan, in aggregate principal amount of $20.0 million at 8.0% interest per annum, and the 1998 Loan, in aggregate principal amount of $15.0 million bearing interest at one percent over lender’s borrowing rate (9.0% at September 30, 2009), from September 30, 2010 to September 30, 2012.

On October 13, 2009, management of the Company concluded that, as a result of damage caused by a fire in a leased, unoccupied, offsite warehouse facility housing certain of its raw materials, finished goods inventory, and fixed assets, in Suzhou, China, a material charge for impairment with respect to certain inventory and fixed assets is required under generally accepted accounting principles in the United States.  The Company has filed a claim with its insurance carrier that covers these materials, using the best currently available estimates.  There remain uncertainties regarding how the insurance carrier will value the items consumed in the fire, and other uncertainties regarding potential liabilities that the Company may face as a result of the fire.  The total amount of inventory consumed in the fire was approximately $2.7 million, and the total amount of fixed assets consumed in the fire was approximately $200,000.  In addition a Value Added Tax liability of approximately $0.9 million must be assessed and there is a 10% insurance deductible (approximately $0.4 million based on the Company's claim value) which will offset the expected recovery.

On October 14, 2009, the Company entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, the Company is required to issue and sell, and Seaside to purchase, up to 650,000 shares of common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that the Company will sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stock holders.  As of the date hereof, the Company has sold 1,300,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $1,844,152, before offering expenses and finder’s fee.  Please refer to the discussion of this arrangement in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Going Concern.”

The employment of Alastair Johnston, the Company’s Vice President, Worldwide Sales & Marketing, terminated effective October 21, 2009.  In connection with Mr. Johnston’s departure, the Company and Mr. Johnston entered into a settlement and release agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, which we refer to as this “Report,” contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “intend,” “estimate,” “continue,” “anticipate,” “project,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as “Valence,” the “Company,” “we” or “us,” our directors or officers with respect to, among other things:

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

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the SEC. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010, or any other period.

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

In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are expected to be commercially available in the second half of fiscal 2010. U-Charge® features our safe, long-life lithium phosphate technology which utilizes a patented lithium iron magnesium phosphate-based cathode material manufactured with our patented CTR (Carbothermal reduction process). We believe the Valence CTR process is the only know single step process in the world that offers lower cost and higher quality than generic multi-step manufacturing processes. We believe that the improved features and functionality of the latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field reparability.

Strategy

Our business plan and strategy focuses on the generation of revenue from product sales and licensing, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of patented cathode materials, U-Charge® systems and custom energy storage systems based on programmable Epoch™ Command and Control Logic.

Key elements of our business strategy include:

•
Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technology. Our product development and marketing efforts are focused on licensing and sales of patented cathode materials, large-format battery solutions, such as our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems and other custom battery solutions that feature advanced performance and technological advantages. These products are targeted for a broad range of applications in the automotive, stationary power, marine, industrial, and military sectors.

•
Manufacture high-quality, cost-competitive products using a combination of Company-owned and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants: one manufactures our advanced lithium iron magnesium phosphate materials with our patented carbon-thermal reduction process, and the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs for customers such as Segway Inc. We have arrangements with contract manufacturers for cylindrical cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in three phases, each building on the previous one:

•
Initial Phase: The initial phase of our strategy, now complete, focused on the first generation of our technology in our patented polymer construction. During this phase, we introduced the N-Charge® Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers. We discontinued this product line during fiscal 2009 to focus on our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems and custom energy storage systems.

•
Second Phase: The second phase of our business strategy is also complete. Throughout this phase our cell development has focused on commercializing a cylindrical Lithium Iron Magnesium Phosphate cell and advanced third generation Intelligent Energy Source Storage System. This new family of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to safety, energy cycle life and weight.

•
Third Phase : The third phase of our business strategy will entail the development and commercialization of our patented Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Fluorophosphates (LVFP) cathode materials into large-format, high capacity cells. These materials offer superior performance with additional energy storage and higher voltage capabilities for the automotive, industrial, uninterruptible power supply (UPS), aerospace, telecommunications, military and other sectors.

Our business headquarters and product development center is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development center is in Suzhou, China.  We have the following subsidiaries:  Valence Technology (Nevada), Inc., Valence Technology Cayman Islands, Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $570.1 million as of September 30, 2009. For the six-month periods ended September 30, 2009 and September 30, 2008, we sustained net losses available to common stockholders of $12.4 million and $11.8 million, respectively. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our ability to continue as a going concern is contingent upon our ability to meet our liquidity requirements. If we are unable to arrange for debt or equity financing on favorable terms or at all, our ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.

At September 30, 2009, our principal sources of liquidity were cash and cash equivalents of $2.0 million. We expect that our sources of liquidity may not be sufficient for the remaining fiscal year. We anticipate product sales and royalties during fiscal 2010 may be insufficient to cover our operating expenses. Management depends upon its ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements.

On October 14, 2009 we entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stock holders.  As of the date hereof, the Company has sold 1,300,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $1,844,152, before offering expenses and finder’s fee.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which we may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.  As of September 30, 2009 we had sold approximately 4.9 million shares under this arrangement.

Although we have arranged these equity financing opportunities, we cannot be assured that they will effectively meet our cash requirements in the future. Given the our historical operating results and the amount of existing debt, as well as other factors, we may not be able to arrange for debt or equity financing from third parties in the future on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in the our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next 12 months.

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

Revenue Recognition

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the right of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For all shipments, we estimate a return rate percentage based upon our historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2009	2008	2009	2008

Battery and systems sales	97%	88%	98%	95%
Licensing and royalty revenue	3%	12%	2%	5%
Total revenues	100%	100%	100%	100%

Gross margin profit (loss)	7%	(3)%	13%	(1)%
Operating expenses	137%	83%	128%	56%
Operating loss	(130)%	(86)%	(116)%	(57)%
Net loss	(185)%	(106)%	(153)%	(70)%

Revenues and Gross Margin

Battery and System Sales. Battery and system sales totaled $3.3 and $7.9 million for the three and six months ended September 30, 2009, respectively, as compared to $5.1 and $16.0 million for the three and six months ended September 30, 2008, respectively. The three and six month decline in revenues from the fiscal year 2009 period to the comparable fiscal year 2010 period was primarily due to the reduction in shipments to The Tanfield Group, which were $4.2 million in the six months ended September 30, 2008. We had no revenue from Tanfield in the three or six months ended September 30, 2009. In addition, we had a reduction in revenue to Segway of $1.7 million in the three months ended September 30, 2009, and a reduction in revenue to Segway of $4.1 million in the six months ended September 30, 2009, as compared to the same periods in the previous fiscal year. We had $57,000 and $0.4 million in deferred revenue on our balance sheet at September 30, 2009 and March 31, 2009, respectively. The decrease in deferred revenue is primarily related to the overall decrease in sales in the second quarter of fiscal 2010 compared to the second quarter in fiscal 2009. Segway sales accounted for 51% and 41% of our total product sales for the three and six months ended September 30, 2009 and 67% and 47% of our total product sales for the three and six months ended September 30, 2008. Tanfield sales accounted for zero percent of our total product sales for the three and six months ended September 30, 2009 and zero and 26% of our total product sales for the three and six months ended September 30, 2008. Sales to Oxygen S.p.A. accounted for 20% and less than 10% of our total product sales for the three and six months ended September 30, 2009, and 10% and less than 10% of our total product sales for the three and six months ended September 30, 2008. The large-format battery system sales represent 45% and 31% of our total revenue for the second fiscal quarter in 2010 and 2009, respectively and 45% and 49% of our total revenue for the first six months of fiscal 2010 and 2009, respectively. We expect sales of the large-format battery system to decrease slightly during fiscal 2010, due to the remaining pressure of the recession on the buying power of the economy.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal second quarter 2010 licensing and royalty revenue was $90,000 compared with $702,000 for the same quarter in fiscal 2009. Licensing and royalty revenue for the first six months of fiscal 2010 and 2009 was $178,000 and $806,000, respectively. Licensing and royalty revenue decreased in the three and six months ended September 30, 2009, as compared to the same periods last year, primarily due to an amendment of a license agreement with Varta AG in fiscal second quarter 2009. Varta AG and Amperex Technology Limited continue to make on-going royalty payments as sales are made using our technology. We expect our licensing and royalty revenue to fluctuate as we continue to pursue a licensing strategy and as our lithium phosphate technology receives greater market acceptance.

Gross Margin. Gross margin as a percentage of revenue was 7% and 13% for the three and six months ended September 30, 2009, as compared to negative 3% and negative 1% for the three and six months ended September 30, 2008. The increase in gross margin is attributable to impairments that were booked in the three and six months ended September 30, 2008, for the discontinued N-Charge product line, of which there were no similar impairments booked in fiscal year 2010, and a favorable adjustment to the warranty reserve made during the first and second quarter of fiscal year 2010. The increase in gross margin to 7% for the three months ended September 30, 2009, from negative 3% for the three months ended September 30, 2008, is mainly due to the impairment of N-Charge® inventory of $0.6 million in the second fiscal quarter of 2009, of which there were no similar impairments booked in the second fiscal quarter of 2010. The increase in gross margin to 12.9% for the six months ended September 30, 2009, from negative 1% for the six months ended September 30, 2008, is mainly due to the impairment N-Charge® inventory of $1.5 million in the six months ended September 30, 2008, of which there were no similar impairments booked in fiscal year 2010. In addition, gross margin increased in fiscal year 2010 because of $0.3 million favorable decrease in related warranty reserves made in the first quarter of fiscal 2010, and a $0.3 million decrease in related warranty reserves made in the second quarter of fiscal 2010.

Operating Expenses

The following table presents the change in operating expenses for the three and six months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Six Month Ended
	September 30, 2009		September 30, 2009
	Increase / (Decrease)	% Change	Increase / (Decrease)	% Change

Research and development	$(153)	(13)%	$(99)	(4)%
Marketing	(229)	(33)%	(313)	(21)%
General and administrative	514	20%	1,693	32%
Impairment of long lived assets	(389)	(100)%	(389)	(100)%
Total operating expenses	$(257)	(5)%	$892	9%

During the three and six months ended September 30, 2009, total operating expenses were 137% and 128% of revenue, respectively, compared to 83% and 56% of revenue during the same periods last year.  For the three months ended September 30, 2009, as compared to September 30, 2008, operating expenses were relatively flat. For the six months ended September 30, 2009, there was an increase in operating expenses of approximately $892,000, primarily related to additional legal expense related to litigation and stock-based compensation expense, as compared to the six month period ended September 30, 2008. Total operating expenses as a percentage of revenue for the three and six months ended September 30, 2009, increased compared to the three and six months ended September 30, 2008, primarily because of the decreases in revenues for these periods.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses decreased by $153,000, or 13%, to $1.0 million for the three months ended September 30, 2009, from $1.2 million for the three months ended September 30, 2008. Research and product development expenses decreased by $99,000, or 4%, to $2.3 million for the six months ended September 30, 2009, from $2.4 million for the six months ended September 30, 2009. Engineering and design fees related to third-party consulting services decreased by $54,000 and $73,000 for the three and six months ended September 30, 2009, respectively from the same periods last year, along with decreases in depreciation expenses allocated to research and development during the same periods in fiscal year 2010 as compared to fiscal year 2009.  During the three and six months ended September 30, 2009, approximately $64,000 and $133,000 of share-based compensation was allocated to research and development expenses as compared to $86,000 and $144,000 in the three and six months ended September 30, 2008, respectively. We expect research and development expenses to remain relatively flat for the remainder of fiscal 2010.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses of $466,000 for the three months ended September 30, 2009, were $229,000, or 33%, lower than the $695,000 for the three months ended September 30, 2008. Marketing expenses of $1.2 million for the first six months ended September 30, 2009 were $313,000, or 21%, lower than the $1.5 million for the six months ended September 30, 2008. During the three and six months ended September 30, 2009, approximately $40,000 and $117,000, respectively, of share-based compensation was allocated to marketing expenses as compared to $123,000 and $245,000 in the three and six months, respectively, ended September 30, 2008. Salary expenses decreased by $115,000 and $134,000 in the three and six months ended September 30, 2009 compared to the same periods in fiscal 2009, primarily due to a reduction in marketing staff during the three and six month periods in fiscal year 2010, as compared to the same periods in fiscal year 2009. We expect marketing expenses could increase moderately as we focus on growing our revenue for the remainder of fiscal year 2010.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses increased by $514,000, or 20%, to $3.1 million for the three months ended September 30, 2009, as compared to $2.6 million for the three months ended September 30, 2008. This increase is primarily attributable to the $600,000 increase in legal expenses associated with litigation involving the defense of our intellectual property, which was offset by a decrease in our audit and contracted accounting related services of $104,000 in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. General and administrative expenses increased by $1.7 million, or 32%, to $6.9 million for the six months ended September 30, 2009, as compared to $5.2 million for the three months ended September 30, 2008.  This increase is primarily attributable to the $1.3 million increase in legal expenses associated with litigation involving the defense of our intellectual property, and the $417,000 increase in share-based compensation expense for the awards granted to board members in the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. During the three and six months ended September 30, 2009, approximately $238,000 and $897,000, respectively, of share-based compensation was allocated to general and administrative expenses as compared to $270,000 and $655,000 in the three and six months, respectively, ended September 30, 2008.

Depreciation and Amortization. Depreciation and amortization expenses were $233,000 and $410,000 for the three months ended September 30, 2009, and 2008, respectively, or a 43% decrease of $177,000. Depreciation and amortization expenses were $598,000 and $782,000 for the six months ended September 30, 2009, and 2008, respectively, or an 24% decrease of $184,000. This decrease in depreciation expense in the three and six months ended September 30, 2009, as compared to the same period in the prior year, was a result of the reduction in depreciable fixed assets after the $731,000 impairment charge taken against production related fixed assets that were deemed to have carrying values in excess of their fair values during fiscal year 2009.

Property and Casualty Loss. In the second quarter of fiscal 2010, we experienced a fire at an offsite warehouse which contained certain fixed assets and inventory in Suzhou, China. We have filed a claim with our insurance carrier that covers these materials, using the best currently available estimates, and expect an insurance payment of at least $3.5 million. At this time, there are uncertainties regarding the how the insurance carrier will value the items consumed in the fire, and other uncertainties regarding potential liabilities that we may face as a result of the fire.  The receivable recorded represents management’s best currently available estimate of the expected recovery. The total amount of inventory consumed in the fire was approximately $2.7 million, and the total amount of fixed assets consumed in the fire was approximately $200,000. In addition, a Value Added Tax (“VAT”) liability must be assessed on these items as they were carried without VAT being previously assessed on them.  We also have included this VAT expense in our insurance claim. The total VAT liability is approximately $0.9 million. In addition, there is a 10% insurance deductible (approximately $0.4 million based on our claim value) which will offset the expected recovery. The timing and actual amount of the insurance recovery payment is uncertain at this point, but due to local practices in China, management expects the process to take at least three to six months to be resolved.

Liquidity and Capital Resources

Liquidity

At September 30, 2009, our principal sources of liquidity were cash and cash equivalents of $2.0 million. We expect that these sources of liquidity may not be sufficient for the remaining fiscal year. We anticipate product sales and royalties during fiscal 2010 will be insufficient to cover our operating expenses. We depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements.

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stock holders.  As of the date hereof, we have sold 1,300,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $1,844,152, before offering expenses and finder’s fee.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which we may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.  As of September 30, 2009, we had sold approximately 4.9 million shares under this arrangement.

Although management has arranged these equity financing opportunities, we cannot be assured that they will effectively meet our cash requirements in the future. Given our historical operating results and the amount of existing debt, as well as other factors, we may not be able to arrange for debt or equity financing from third parties in the future on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next 12 months.

The following table summarizes our statement of cash flows for the six months ended September 30, 2009 and 2008:

	Six Months Ended September 30,
(dollars in thousands)	2009	2008
Net cash flows provided by (used in):
Operating activities	$(5,657)	$(14,568)
Investing activities	(130)	(2,055)
Financing activities	3,792	16,961
Effect of foreign exchange rates	4	231
Net (decrease) increase in cash and cash equivalents	$(1,991)	$569

Our net cash used for operations the first six months of fiscal 2010 and fiscal 2009 was $5.7 million and $14.6 million, respectively. The cash used for operating activities during the first six months of fiscal 2010 was primarily for operating activities and working capital. Cash used for operating activities in the first six months of fiscal 2010 decreased from the same period of fiscal 2009 by $8.9 million primarily due to the collection of accounts receivable, reduction of inventory levels, and the reduction in prepaid and other current assets in the six months ended September 30, 2009, as compared to the six months ended September 30, 2008.

In the first six months of fiscal 2010, we used approximately $130,000 of cash in investing activities, as compared to $2.1 million in the first six months of fiscal 2009, a net decrease of $1.8 million, mainly due to the cash used for purchases of equipment domestically and in China in the first six months of fiscal 2009.

We obtained cash from financing activities in the amounts of $3.8 million and $17.0 million during the first six months of fiscal 2010 and 2009, respectively. The financing activities in the first six months of fiscal 2010 represent approximately $3.7 million of common stock sold under our At Market Issuance Sales Agreement with Wm. Smith & Co, and $0.1 million for the exercise of stock options. The financing activities in the first six months of fiscal 2009 were short term loans made to us by Berg & Berg for working capital requirements in the total amount of $7.5 million pursuant to an agreement whereby Berg & Berg agreed to provide for up to $10.0 million in interim working capital loans from time to time in order for Berg & Berg and/or certain of its affiliates to supplement our working capital and other financial needs.  In addition Berg & Berg exercised certain warrants by paying us the $1.6 million exercise price and by surrendering certain of the principal and interest outstanding under promissory notes related to the short-term loans discussed above aggregating $4.5 million.  Financing activities in the first six months of fiscal 2009 also include $8.7 million in issuances of common stock in sales to private investors and $0.7 million for the exercise of stock options.

On January 14, 2008, we filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process.  On January 22, 2008, the Form S-3 Registration was declared effective by the SEC. Pursuant to this shelf registration statement, we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million.  We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.  However, based on the value of sales of common stock to Seaside and/or under our At Market Issuance Sales Agreement, we may re-evaluate the sufficiency of this shelf registration statement.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”).  Concurrent with entering into this At Market Issuance Sales Agreement, we provided notice of termination of the Controlled Equity Offering Sales Agreement dated April 13, 2006 that we previously entered into with Cantor Fitzgerald & Co.

In accordance with terms of the At Market Issuance Sales Agreement, we may issue and sell up to 5,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent.  Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, which includes sales made directly on the NASDAQ Capital Market, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and us. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share. ..

In the second fiscal quarter of 2010, we entered into Amendment No. 1 to At Market Issuance Sales Agreement with the Sales Agent on July 2, 2009.  Amendment No. 1 to At Market Issuance Sales Agreement increased the number of shares which may be sold thereunder from 5.0 million to 10.0 million.

During the first six months of fiscal 2010, we sold 611,000 shares with gross proceeds of $1.2 million under the At Market Issuance Sales Agreement. As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement. To date, we have sold a total of 4.9 million of the 10.0 million shares available for sale under the terms of the At Market Issuance Sales Agreement.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2009 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative impact on our available liquidity sources. We intend to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

Capital Commitments and Debt

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following:

(Dollars in thousands)	September 30, 2009
2005 short-term debt	$20,000
Current portion of interest on short-term debt	76
1998 long-term debt to stockholder	14,950
2001 long-term debt to stockholder	20,000
Long term portion of interest on debt	25,903
Total	$80,929

Repayment obligations of short-term and long-term debt principal as of September 30, 2009 are:

	Fiscal year
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Principal repayment	$—	$20,000	$—	$34,950	$—	$—	$54,950

At September 30, 2009, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of September 30, 2009, totaled $689,000.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

On October 13, 2009, the Company and Berg & Berg extended the maturity dates for the principal and interest of the 1998 and 2001 long-tem debt to stockholder referenced above from September 30, 2010 to September 30, 2012.

The $20.0 million 2005 Loan from SFT I, Inc., matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of September 30, 2009). As of September 30, 2009, no amounts have been paid on the 2005 Loan.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of September 30, 2009 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Short-term debt, net of discount	$19,685	$19,685	$—	$—	$—
Long-term debt to stockholder, net of discount	34,827	—	34,827	—	—
Current and long-term interest payable	25,977	76	25,902	—	—
Operating lease obligations	1,924	725	735	465	—
Purchase obligations	6,317	6,317	—	—	—
Redemption of convertible preferred stock	9,299	9,299	—	—	—
Total	$98,029	$36,102	$61,464	$465	$—

The terms of the certificates of designation for the series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As set forth above, although dividends are not due, they are continuing to accrue (currently $689,000 as of September 30, 2009). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

On October 13, 2009, the Company and Berg & Berg extended the maturity dates for the principal and interest of the 1998 and 2001 long-tem debt to stockholder referenced above from September 30, 2010 to September 30, 2012.

The $20.0 million 2005 Loan from SFT I, Inc., matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of September 30, 2009). As of September 30, 2009, no amounts have been paid on the 2005 Loan.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company, the 2001 Loan, which has an adjustable interest rate equal to the greater of 6.75%, or the sum of the LIBOR rate plus 4.0% (6.75% as of September 30, 2009), we entered into a rate cap agreement which caps the LIBOR rate at 5.5%. This agreement terminated effective August 10, 2008. In July 1998, the Company entered into an amended loan agreement, the 1998 Loan, with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of September 30, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (9.0 % at September 30, 2009). In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The following table presents the principal cash flows by year of maturity for our total debt obligations held at September 30, 2009 (in thousands):

	Expected Maturity Date (Fiscal Year)
	2010	2011	2012	2013	2014	Thereafter	Total
Variable rate debt	$—	$20,000	$—	$14,950	$—	$—	$34,950
Fixed rate debt	$—	$—	$—	$20,000	$—	$—	$20,000

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the SEC.  There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay on the case was imposed pending a reexamination of the two patents by the USPTO.  The stay imposed by the Court has been lifted following completion of the reexaminations of the two patents.  On January 8, 2009  Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A hearing commonly referred to as a “Markman hearing” to determine the scope of the asserted claims in the two reexamined patents has been set for early November 2009.

We are subject, from time to time, to various claims and litigation in the normal course of business. In our opinion, all pending legal matters will not have a material adverse impact on our consolidated financial statements.

ITEM 1A.      RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended March 31, 2009, filed with the SEC on June 5, 2009, the following additional and/or updated risk factors are applicable:

Our operations could be materially interrupted, and we may suffer significant loss, in the case of fire, casualty or theft at one of our manufacturing or other facilities.

Firefighting and disaster relief or assistance in China is substandard by Western standards. In the event of any material damage to, or loss of, the manufacturing plants where our products are or will be produced due to fire, casualty, theft, severe weather, flood or other similar causes, we would be forced to replace any assets lost in such disaster and could incur additional costs, including those related to facility repair and taxes. Thus our financial position could be materially compromised or we might have to cease doing business. The Company has obtained insurance in China to minimize this risk, but we cannot be sure that such insurance will be sufficient.

In October 2009, the Company experienced a fire in a leased, unoccupied, offsite warehouse facility housing certain of its raw materials, finished goods inventory, and fixed assets, in Suzhou China.  Management concluded that a material charge for impairment with respect to certain inventory and fixed assets was required under GAAP and the Company expects to incur a liability for the payment of Chinese VAT with respect to certain inventory which was consumed by the fire.  Although, the Company expects anticipated insurance proceeds to cover a significant portion of this loss, it cannot determine at this time whether the insurance proceeds will be sufficient to cover its losses and expenditures related to this fire, nor can it be sure that a fire or other similarly destructive event at one of its facilities in the future would not materially affect the Company’s financial position or disrupt its operations.

Equity transactions occurring in the future, including sales under our At Market Issuance Sales Agreement and sales of stock at a discount under our Common Stock Purchase Agreement with Seaside 88, LP, would result in immediate dilution to current equity holders and, as a result, our stock price may go down.

Future equity transactions, including the sale of shares of common stock or preferred stock, sales under our Common Stock Purchase Agreement with Seaside 88, LP, sales under our At Market Issuance Sales Agreement, or the exercise of options or warrants or other convertible securities, would result in dilution and, as a result, our stock price may go down. In October 2009 we entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current holders.  In addition, in February 2008 we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., amended in July 2009, which provides that, upon the terms and subject to the conditions set forth therein, we may, through Wm. Smith & Co. acting as sales agent, issue and sell up to 10 million shares of our common stock.  To date, a total of 4,898,907 of the aggregate shares authorized for sale through Wm. Smith & Co. have been sold and 5,101,093 remain available for future issuance under the agreement.  Further, as opportunities present themselves from time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions.  Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options may be issued to employees and third parties, with exercise prices equal to market. Exercise of in-the-money options, warrants and other convertible securities will result in dilution to existing stockholders; the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

Our management team has broad discretion over the use of the net proceeds from any offering by us of our equity securities, including sales under our Common Stock Purchase Agreement with Seaside 88, LP and our At Market Issuance Sales Agreement.

Our management will use its discretion to direct the net proceeds from any offering of our equity securities.  We intend to use all of the net proceeds of our equity offerings under our Common Stock Purchase Agreement with Seaside 88, LP, and, to the extent of any additional sales thereunder, our At Market Issuance Sales Agreement, together with cash on hand, for general corporate purposes, although we could use the proceeds for other purposes as well.  General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions.  Our management’s judgments may not result in positive returns on shareholders’ investments and our shareholders will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 2009, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders elected each director nominee to the Board of Directors by the following votes:

Director	In Favor	Withheld
Carl E. Berg	110,420,461	4,691,939
Robert L. Kanode	110,754,192	4,358,208
Vassilis G. Keramidas	113,187,572	1,924,828
Bert C. Roberts	113,027,222	2,085,178
Donn V. Tognazzini	113,187,040	1,925,360

At the Annual Meeting, the stockholders also acted on the following matters:

•
Stockholders voted to approve the adoption of the Valence Technology, Inc. 2009 Equity Incentive Plan by the following votes: 71,301,549 shares voting for, 12,940,781 shares voting against, and 157,774 shares abstaining.

•
Stockholders ratified the appointment of PMB Helin Donovan, LLP, as the independent auditors for the Company for the fiscal year ending March 31, 2010 by the following votes: 114,445,037 shares voting for, 512,994 shares voting against, and 154,369 shares abstaining.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

4.1	Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

4.2	Warrant to Purchase Common Stock, issued June 2, 2003 to Riverview Group LLC	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June 3, 2003.

4.3	Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.4	Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.5	Option Agreement, dated as of July 8, 2005, by and between Valence Technology, Inc. and James R. Akridge	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 15, 2005, filed with the Securities and Exchange Commission on July 18, 2005.

4.6	Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1990
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

4.8	Amendment No. 2 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.9	Amendment No. 3 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated August 17, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.10	Amendment No. 4 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated September 1, 1997 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

4.11	Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998.

4.12	Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)	Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

4.13	Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

4.14	Amendment No. 7 to Original Loan Agreement between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001
Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.15
Amendment No. 8 to Original Loan Agreement and Amendment to Second Amended Promissory Note between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated February 11, 2002
Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

4.16	Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.17	Security Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.18	Promissory Note dated October 5, 2001 issued by the Company to Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.19	Amendment to Loan Agreements with Berg & Berg dated November 8, 2002 (Amendment No. 1 to October 5, 2001 Loan Agreement and Amendment No. 9 to 1990 Baccarat Loan Agreement)
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

4.20	Amendment to Loan Agreements with Berg & Berg dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

4.21	Amendment No. 11 and Amendment No. 3 to Loan Agreements, dated as of July 1, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

4.22	Amendment No. 12 and Amendment No. 4 to Loan Agreements, dated as of July 13, 2005	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.23	Amendment No. 13 and Amendment No. 5 to Loan Agreements, dated as of June 12, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

4.24	Amendment No. 14 and Amendment No. 6 to Loan Agreements, dated as of October 13, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2009, filed with the Securities and Exchange Commission on October 13, 2009.

10.1	Valence Technology, Inc. 2009 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.2	At Market Issuance Sales Agreement, dated February 22, 2008, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.3	Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

10.4	Common Stock Purchase Agreement, dated October 14, 2009, by and between Valence Technology, Inc. and Seaside 88, LP	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 15, 2009, filed with the Securities and Exchange Commission on October 15, 2009.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: November 6, 2009	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

4.1	Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

4.2	Warrant to Purchase Common Stock, issued June 2, 2003 to Riverview Group LLC	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June 3, 2003.

4.3	Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.4	Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.5	Option Agreement, dated as of July 8, 2005, by and between Valence Technology, Inc. and James R. Akridge	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 15, 2005, filed with the Securities and Exchange Commission on July 18, 2005.

4.6	Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1990
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

4.8	Amendment No. 2 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.9	Amendment No. 3 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated August 17, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.10	Amendment No. 4 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated September 1, 1997 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.
4.11	Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998.

4.12	Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)	Incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

4.13	Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

4.14	Amendment No. 7 to Original Loan Agreement between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001
Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.15
Amendment No. 8 to Original Loan Agreement and Amendment to Second Amended Promissory Note between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated February 11, 2002
Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

4.16	Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.17	Security Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.18	Promissory Note dated October 5, 2001 issued by the Company to Berg & Berg Enterprises, LLC
Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.19	Amendment to Loan Agreements with Berg & Berg dated November 8, 2002 (Amendment No. 1 to October 5, 2001 Loan Agreement and Amendment No. 9 to 1990 Baccarat Loan Agreement)
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

4.20	Amendment to Loan Agreements with Berg & Berg dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

4.21	Amendment No. 11 and Amendment No. 3 to Loan Agreements, dated as of July 1, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

4.22	Amendment No. 12 and Amendment No. 4 to Loan Agreements, dated as of July 13, 2005	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.23	Amendment No. 13 and Amendment No. 5 to Loan Agreements, dated as of June 12, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

4.24	Amendment No. 14 and Amendment No. 6 to Loan Agreements, dated as of October 13, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 13, 2009, filed with the Securities and Exchange Commission on October 13, 2009.

10.1	Valence Technology, Inc. 2009 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.2	At Market Issuance Sales Agreement, dated February 22, 2008, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.3	Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

10.4	Common Stock Purchase Agreement, dated October 14, 2009, by and between Valence Technology, Inc. and Seaside 88, LP	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 15, 2009, filed with the Securities and Exchange Commission on October 15, 2009.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.