Form 10-Q
period 2009-12-31
VALENCE TECHNOLOGY INC
filed 2010-02-09
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of common stock, par value of $0.001 per share, outstanding at January 31, 2010 was 129,082,123.

VALENCE TECHNOLOGY, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended December 31, 2009, and December 31, 2008	4
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended December 31, 2009, and December 31, 2008	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults Upon Senior Securities.	29

Item 4. Submission of Matters to a Vote of Security Holders.	29

Item 5. Other Information.	29

Item 6. Exhibits.	29

Signatures and Certifications	32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,329	$4,009
Trade receivables, net of allowance of $47 and $172, respectively	1,814	3,592
Inventory, net	6,115	10,736
Shareholder receivable	—	1,062
Other receivables	6,485	2,854
Prepaid and other current assets	1,258	1,092
Total current assets	18,001	23,345

Property, plant and equipment, net	5,423	6,291
Total assets	$23,424	$29,636

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,996	$1,822
Accrued expenses	7,343	7,279
Short-term debt, net of debt discount	19,805	—
Deferred revenue	—	355
Total current liabilities	29,144	9,456

Long-term interest payable to stockholder	26,651	24,415
Long-term debt, net of debt discount	—	19,445
Long-term debt to stockholder, net of debt discount	34,858	34,766
Other long-term liabilities	136	129

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of December 31, 2009 and March 31, 2009, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 130,235,267 shares issued and 128,432,123 shares outstanding as of December 31, 2009 and 125,042,793 shares issued and 123,239,649 shares outstanding as of March 31, 2009	130	125
Additional paid-in-capital	507,913	498,646
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(575,715)	(557,657)
Accumulated other comprehensive loss	(3,139)	(3,135)
Total stockholders’ deficit	(75,975)	(67,185)
Total liabilities, preferred stock, and stockholders’ deficit	$23,424	$29,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)
( Unaudited )

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue:
Battery and system sales	$3,998	$4,455	$11,885	$20,454
Licensing and royalty revenue	115	227	293	1,033
Total revenues	4,113	4,682	12,178	21,487

Cost of sales	3,620	4,432	10,644	21,435

Gross margin / (loss)	493	250	1,534	52

Operating expenses:
Research and product development	1,286	1,046	3,551	3,407
Marketing	885	637	2,073	2,138
General and administrative	2,650	2,405	9,555	7,618
Impairment on long lived assets	—	(21)	—	368
Total operating expenses	4,821	4,067	15,179	13,531

Operating loss	(4,328)	(3,817)	(13,645)	(13,479)

Foreign exchange gain (loss)	(10)	(50)	48	568
Interest and other income	8	13	26	25
Interest and other expense	(1,249)	(1,298)	(3,763)	(3,971)
Property and casualty loss	(2)	—	(594)	—
Net loss	$(5,581)	$(5,152)	$(17,928)	$(16,857)

Dividends on preferred stock	(43)	(43)	(130)	(130)

Net loss available to common stockholders, basic and diluted	$(5,625)	$(5,195)	$(18,058)	$(16,987)

Other comprehensive loss:
Net loss	$(5,581)	$(5,152)	$(17,928)	$(16,857)
Change in foreign currency translation adjustments	(4)	76	(4)	421
Comprehensive loss	$(5,585)	$(5,076)	$(17,932)	$(16,436)

Net loss per share available to common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.14)	$(0.14)
Shares used in computing net loss per share available to common stockholders, basic and diluted	126,892	121,146	125,168	118,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)
( Unaudited )

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(17,928)	$(16,857)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	906	1,634
Bad debt expense	8	65
Accretion of debt discount and other	2,688	2,682
Property and casualty loss	594	—
Share-based compensation	1,839	1,513
Changes in operating assets and liabilities:
Trade receivables	2,023	5,968
Inventory	1,890	(407)
Prepaid and other current assets	691	(2,376)
Accounts payable	175	(2,795)
Accrued expenses and long-term interest	(1,424)	301
Deferred revenue	(355)	(614)

Net cash used in operating activities	(8,893)	(10,886)

Cash flows from investing activities:
Purchases of property, plant and equipment	(222)	(6,333)
Proceeds from disposal of property, plant and equipment	—	3,669

Net cash used in investing activities	(222)	(2,664)

Cash flows from financing activities:
Proceeds from short term loans	—	7,633
Proceeds from stock option exercises	132	809
Proceeds from issuance of common stock and warrants, net of issuance costs	7,300	10,846

Net cash provided by financing activities	7,432	19,288

Effect of foreign exchange rates on cash and cash equivalents	3	115

Decrease (increase) in cash and cash equivalents	(1,680)	5,853
Cash and cash equivalents, beginning of period	4,009	2,616
Cash and cash equivalents, end of period	$2,329	$8,469

Supplemental information:
Notes payable contributed for exercise of common stock warrants	$—	$7,633
Interest paid	$1,031	$1,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of December 31, 2009, its consolidated results of operations for each of the three and nine month periods ended December 31, 2009 and December 31, 2008, and the consolidated cash flows for the nine month periods ended December 31, 2009 and December 31, 2008. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2009. The results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010. The year-end condensed consolidated balance sheet data as of March 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

In March 2009, the Company introduced a new revision of U-Charge®, the third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are commercially available in the fourth quarter of fiscal year 2010.   U-Charge® features safe, long-life lithium phosphate technology which utilizes patented lithium iron magnesium phosphate-based cathode material manufactured with the Company’s patented CTR (Carbothermal reduction process). The Company believes the Valence CTR process is the only known single step process in the world that offers lower cost and higher quality than generic multi-step manufacturing processes. The Company believes that the improved features and functionality of the latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems are well-suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field reparability.

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

The Company has the following wholly-owned subsidiaries:  Valence Technology (Nevada), Inc., Valence Technology Cayman Islands Inc., Valence Technology N.V., Valence Technology International, Inc., Valence Technology B.V., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $575.7 million as of December 31, 2009. For the three and nine month periods ended December 31, 2009, the Company sustained net losses available to common stockholders of $5.6 and $18.1 million, respectively. For the three and nine month periods ended December 31, 2008, the Company sustained net losses available to common stockholders of $5.2 and $17.0 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms, or at all, the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At December 31, 2009, the Company’s principal sources of liquidity were cash and cash equivalents of $2.3 million. The Company expects that its cash and cash equivalents will not be sufficient for the next 12 months. The Company anticipates product sales and royalties during fiscal 2010 will be insufficient to cover the Company’s operating expenses. Management depends upon its ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

On February 22, 2008, the Company entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which the Company may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as the Company may direct through the Sales Agent. Unless the Company and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.  As of December 31, 2009, the Company has sold approximately 4.9 million shares under this arrangement.

On October 14, 2009 the Company entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, the Company is required to issue and sell, and Seaside to purchase, up to 650,000 shares of common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is fifty-two weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that the Company sells to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date. If the volume weighted average trading price of the common stock for the three consecutive trading days immediately preceding each closing date is below $1.00, the share sale is suspended. As of December 31, 2009, the Company has sold approximately 3.3 million shares under this arrangement. The closings scheduled for December 24, 2009, January 7, 2010, and February 4, 2010, were not consummated because the requirement that the volume weighted average trading price of the Company’s common stock for the three days prior to such closings be above $1.00 per share was not met. As a result, the sale of 1.95 million shares was not consummated.

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

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, the Company’s stock price, and other adverse developments. These events could have a negative impact on the Company’s available liquidity sources during the next 12 months.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

The Company generates revenues from sales of products, including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, or shipments where transfer of title does not occur until the customer has accepted the product, are recorded as deferred revenue and reflected as a liability on the balance sheet. Products shipped with the rights of return or with shipping terms requiring customer acceptance of the product are included in finished goods inventory as the Company retains title to the products.  For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For shipments where the transfer of title does not occur until the customer accepts the goods, the Company relies upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time, the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, and if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 4, Inventory, warranty liabilities as discussed in Note 10, Commitments and Contingencies, and share-based compensation as discussed in Note 12, Share-based Compensation.  Actual results could differ from those estimates.

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations .   ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on July 1, 2009, and its adoption did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued ASC No. 350-30, previously referred to as SFAS 142-3, Determination of the Useful Life of Intangible Assets. ASC No. 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 Intangibles – Goodwill and Other . ASC No. 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective July 1, 2009, the Company adopted ASC No. 350-30, and its adoption did not have a material impact on its consolidated financial statements

In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”).   The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements.

On June 12, 2009, the FASB issued ASC No. 810, Consolidation, previously referred to as SFAS 167, Amendments to FASB Interpretation No. 46(R) , which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect that the adoption of ASC No. 810 will have a material impact on its financial position or results of operations.

The Company has evaluated subsequent events through February 9, 2010, the date that these financial statements were issued.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three and nine month periods ended December 31, 2009, and 2008, were as follows:

	Three and Nine Months Ended
	December 31,
	2009	2008

Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634
Common stock options reserved	9,354,961	6,649,063
Accrued dividends on Series C preferred stock convertible to common stock	805,138	307,954
Total	13,788,733	10,585,651

On December 31, 2009, up to $0.7 million in accrued dividends would be convertible into up to 805,138 shares of common stock based on the closing sales price of $0.91 per share on December 31, 2009.

4.	INVENTORY:

Inventory consisted of the following (in thousands) at:

	December 31, 2009	March 31, 2009

Raw materials	$1,508	$3,711
Work in process	3,285	3,575
Finished goods	1,322	3,450
Total inventory	$6,115	$10,736

Included in inventory at December 31, 2009, and March 31, 2009, were valuation allowances of $3.9 million and $4.6 million to reduce their carrying values to the lower of cost or market. The $4.6 million decrease in the inventory is mainly related to a fire in an offsite warehouse which housed certain fixed assets and inventory in the second quarter of fiscal 2010. It was determined that $2.7 million of raw materials, work in progress, and finished goods inventory were consumed by the fire and determined to be unrecoverable. The additional decrease in inventory as of December 31, 2009, as compared to March 31, 2009, relates to management’s ongoing focus on reducing inventory levels to better match expected demand. Management has valued overhead absorption related to work in process based on estimates of completion at December 31, 2009, and March 31, 2009.

5.	OTHER RECEIVABLES

Other receivables consisted of the following (in thousands) at:

	December 31, 2009	March 31, 2009
Receivable from expected insurance recovery	$3,483	$—
VAT tax receivable	2,877	2,558
Other receivables	125	296
Total other receivables	$6,485	$2,854

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

6.	PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following (in thousands) at:

	December 31, 2009	March 31, 2009
Deposits	$363	$432
Prepaid insurance	115	71
Other prepaids	780	589
Total prepaids and other current assets	$1,258	$1,092

7.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	December 31, 2009	March 31, 2009

Leasehold improvements	$1,117	$1,116
Machinery and equipment	7,864	8,021
Office and computer equipment	2,289	2,217
Construction in progress	93	—
Total cost	11,363	11,354
Less: accumulated depreciation	(5,081)	(4,204)
Less: impairment	(859)	(859)
Total cost, net of depreciation	$5,423	$6,291

In the second quarter of fiscal 2010, the Company experienced a fire at an offsite warehouse which contained certain fixed assets and inventory. As a result of this fire, management has reduced the carrying value of certain fixed assets by approximately $0.2 million. Depreciation expense was approximately $0.3 million and $0.4 million for the three months ended December 31, 2009, and 2008, respectively, and $0.9 million and $1.2 million for the nine months ended December 31, 2009, and 2008, respectively.

8.	SHORT TERM DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	December 31, 2009	March 31, 2009

Short term debt	$20,000	$—
Less: unaccreted debt discount	(195)	—
Short-term debt, net of debt discount	$19,805	$—

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board, and matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th of 1.0%, plus 4.0% (6.75% as of December 31, 2009). As of December 31, 2009, the 2005 Loan is payable within telve months of the balance sheet date, and has been classified as short term debt. As of December 31, 2009, no amounts have been paid on the 2005 Loan.

In connection with the 2005 Loan, both SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”), each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed  cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received 230,767 common stock shares upon completion of the cashless exercises. Also in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through December 31, 2009, a total of approximately $2.1 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

9.	LONG TERM DEBT:

Long-term debt, net of discount, consisted of the following (in thousands) at:

	December 31, 2009	March 31, 2009

Long term debt	$—	$20,000
Less: unaccreted debt discount	—	(555)
Long-term debt, net of debt discount	$—	$19,445

On July 13, 2005, the Company secured the 2005 Loan, the full amount of which has been drawn down. The 2005 Loan matures in a lump sum on July 13, 2010.

Long-term debt to a stockholder, net of discount, consisted of the following (in thousands) at:

	December 31, 2009	March 31, 2009

2001 Loan	20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(92)	(184)
Long-term debt to stockholder, net of debt discount	$34,858	$34,766

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

In conjunction with the 2001 Loan, Berg & Berg received warrants to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through December 31, 2009, a total of approximately $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the three month periods ended December 31, 2009, and December 31, 2008 was $0.4 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest payable to stockholder. The accrued interest amounts for the 2001 Loan were $12.8 million and $11.6 million as of December 31, 2009, and March 31, 2009, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (9.0 % at December 31, 2009). The maturity date of the 1990 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010 to September 30, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $13.9 million and $12.8 million as of December 31, 2009 and March 31, 2009, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

10.	COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $0.5 million and $1.0 million as of December 31, 2009 and March 31, 2009, respectively.

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

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay on the case was imposed pending a reexamination of the two patents by the USPTO.  The stay imposed by the Court has been lifted following completion of the reexaminations of the two patents.  The claims in the two patents originally asserted by Hydro-Quebec were found to be unpatentable by the USPTO.  On January 8, 2009  Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of the Company’s commercial products, infringes certain claims in the U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A Markman hearing to determine the scope of the asserted claims in the two reexamined patents has been completed and the parties are awaiting a decision by the Court.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At December 31, 2009, $0.7 million in preferred stock dividends had accrued.

12.	SHARE-BASED COMPENSATION:

In 1990, the Board of Directors adopted the 1990 Stock Option Plan (the “1990 Plan”). The 1990 Plan expired in 2000 and as of December 31, 2009, no shares are available to be granted under this plan.

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan effectively terminated in February 2006, and as of December 31, 2009, no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of December 31, 2009, no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). During the first nine months of fiscal 2010, 361,300 shares were granted under the 2000 Plan. This plan will terminate in January, 2010. As of December 31, 2009, 690,221 shares remain available for grant under the 2000 Plan..

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares.  The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board.  The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares.  The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors.  Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board.  In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months.  All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. As of December 31, 2009, 53,700 shares have been granted and 2,946,300 shares remain available for grant under the 2009 Plan.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2009	5,762	$2.42
Granted	415	1.89
Exercised	(76)	1.75
Cancelled and expired	(383)	2.07
Balance at December 31, 2009	5,718	$2.42

The following table summarizes information about fixed stock options outstanding at December 31, 2009 (shares in thousands):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.63 - $1.99	4,382	7.2	$1.60	3,451	$1.59
$1.99 - $4.62	1,087	5.6	3.20	865	3.14
$4.62 - $10.06	187	1.7	7.26	187	7.26
$10.06 - $15.75	10.7		13.84	10	13.84
$15.75 - $34.62	52.1		34.11	52	34.11
$0.63 - $34.62	5,718	6.7	$2.41	4,565	$2.52

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended December 31, 2009, and 2008, $0.7 million and $0.5 million of share-based compensation expense has been included in cost of goods sold and operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended December 31, 2009, and 2008, $1.8 million and $1.5 million, respectively, of share-based compensation expense has been included in cost of goods sold and operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at December 31, 2009 is $4,000. A total of 75,686 options were exercised during the nine month period ended December 31, 2009.

As of December 31, 2009 the Company had a total of $1.1 million in compensation costs related to share-based compensation to recognize over a remaining service period of 1.7 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2010 and 2009:

	December 31, 2009	March 31, 2009
Weighted average risk-free interest rate	2.96%	2.67%
Average expected life in years	5.77	5.9 years
Average expected volatility	85.98%	81.49%
Dividend yield	None	None

13.	RELATED PARTY TRANSACTIONS:

On October 13, 2009, Berg & Berg agreed to further extend the maturity date for the loan principal and interest for the 1998 Loan and the 2001 Loan from September 30, 2010 to September 30, 2012.

On June 11, 2009, Berg & Berg purchased 1,256,281 shares of common stock for cash at a price per share of $1.99 for an aggregate purchase price of $2.5 million. The purchase price per share equaled the closing bid price of the Company’s common stock as of June 10, 2009.

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

Long-lived asset information by geographic area is as follows (in thousands):

	December 31, 2009	March 31, 2009
United States	$252	$236
International	5,171	6,055
Total	$5,423	$6,291

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
United States	$2,942	$2,279	$8,420	$12,173
International	1,171	2,403	3,758	9,314
Total	$4,113	$4,682	$12,178	$21,487

15.	SUBSEQUENT EVENTS:

None.

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

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the Securities and Exchange Commission, or SEC. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010, or any other period.

Overview

We were founded in 1989 and have commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles.  Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish this mission and address the significant market opportunity we believe is available, we utilize the numerous benefits of our latest energy storage technology, extensive international patent estate, and extensive experience of our management team.

In March 2009, we introduced a new revision of U-Charge®, our third generation of Lithium Iron Magnesium Phosphate Energy Storage Systems, which are commercially available in the Fourth quarter of fiscal year 2010.  U-Charge® features our safe, long-life lithium phosphate technology which utilizes a patented lithium iron magnesium phosphate-based cathode material manufactured with our patented CTR (Carbothermal reduction process). We believe the Valence CTR process is the only know single step process in the world that offers lower cost and higher quality than generic multi-step manufacturing processes. We believe that the improved features and functionality of the latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This revision of U-Charge® builds upon these features and adds improvements in state of charge, balancing and field reparability.

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

•
Manufacture high-quality, cost-competitive products using a combination of Company-owned and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants: one manufactures our advanced lithium iron magnesium phosphate materials with our patented carbon-thermal reduction process, and the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs for customers such as Segway, Inc. We have arrangements with contract manufacturers for cylindrical cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in three phases, each building on the previous one:

•
Initial Phase : The initial phase of our strategy, now complete, focused on the first generation of our technology in our patented polymer construction. During this phase, we introduced the N-Charge® Power System which has been sold through national and regional retailers, top-tier computer manufacturers and national resellers. We discontinued this product line during fiscal 2009 to focus on our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems and custom energy storage systems.

•
Second Phase : The second phase of our business strategy is also complete. Throughout this phase our cell development has focused on commercializing a cylindrical Lithium Iron Magnesium Phosphate cell and advanced third generation Intelligent Energy Source Storage System. This new family of products is designed for motive applications such as hybrid and electric vehicles, scooters and wheelchairs and has the same dimensions as the most popular lead acid batteries but with significant increases in performance related to safety, energy cycle life and weight.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $575.7 million as of December 31, 2009. For the nine month periods ended December 31, 2009, and December 31, 2008, we sustained net losses available to common stockholders of $18.1 million and $17.0 million, respectively. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our ability to continue as a going concern is contingent upon our ability to meet our liquidity requirements. If we are unable to arrange for debt or equity financing on favorable terms or at all, our ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.

At December 31, 2009, our principal sources of liquidity were cash and cash equivalents of $2.3 million. We expect that our cash and cash equivalents may not be sufficient for the next 12 months. We anticipate product sales and royalties during fiscal 2010 will be insufficient to cover our operating expenses. Management depends upon its ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements.

On October 14, 2009 we entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stock holders.  As of December 31, 2009, the Company has sold 3,250,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $3,882,450, before offering expenses and finder’s fee. The closings scheduled for December 24, 2009, January 7, 2010, and February 4, 2010, were not consummated because the requirement that the volume weighted average trading price of the Company’s  common stock for the three days prior to such closings be above $1.00 per share was not met. As a result, the sale of 1.95 million shares was not consummated.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which we may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.  As of December 31, 2009 we had sold approximately 4.9 million shares under this arrangement, the most recent sale having been consummated on September 23, 2009. This Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

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

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States.  The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, inventory reserves, inventory overhead absorption, warranty liabilities, and share-based compensation expense. Our accounting policies are described in the Notes to Condensed Consolidated Financial Statements, Note 3, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates.

 Revenue Recognition

The Company generates revenues from sales of products, including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, or shipments where transfer of title does not occur until the customer has accepted the product, are recorded as deferred revenue and reflected as a liability on the balance sheet. Products shipped with the rights of return or with shipping terms requiring customer acceptance of the product are included in finished goods inventory as the Company retains title to the products.  For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For shipments where the transfer of title does not occur until the customer accepts the goods, the Company relies upon third  party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time, the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, and if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine month Ended
	December 31,		December 31,
	2009	2008	2009	2008

Battery and systems sales	97%	95%	98%	95%
Licensing and royalty revenue	3%	5%	2%	5%
Total revenues	100%	100%	100%	100%

Gross margin profit	12%	5%	13%	—%
Operating expenses	117%	87%	125%	63%
Operating loss	(105)%	(82)%	(112)%	(63)%
Net loss	(136)%	(110)%	(147)%	(78)%

Revenues and Gross Margin

Battery and System Sales. Battery and system sales totaled $4.0 and $11.9 million for the three and nine months ended December 31, 2009, respectively, as compared to $4.5 million and $21.5 million for the three and nine months ended December 31, 2008, respectively. The nine month decline in revenues in fiscal year 2010 as compared to fiscal year 2009 period was primarily due to the reduction in shipments to Smith Electric Vehicles U.K, a division of The Tanfield Group (“Smith U.K.”), which were $4.2 million in the nine months ended December 31, 2008, and a reduction in revenue from Segway, Inc. of $5.0 million in the nine months ended December 31, 2009, as compared to the same period in the previous year. We had no revenue from Smith U.K. in the three or nine months ended December 31, 2009. In addition, we had a reduction in revenue from Oxygen S.p.A. (or “Oxygen”) of $1.0 million, and a reduction in revenue from Segway, Inc. of $0.8 million, in the three months ended December 31, 2009, as compared to the same period in 2008, which was partially offset by an increase in revenue from Howard Medical Solutions of $0.7 million and an increase in revenue from Smith Electric Vehicles U.S. of $0.7 million in the three months ended December 31, 2009. We had zero and $0.4 million in deferred revenue on our balance sheet at December 31, 2009 and March 31, 2009, respectively. The decrease in deferred revenue is primarily related to the timing of shipments at the end of the third quarter of fiscal 2010. Segway sales accounted for 18% and 33% of our total product sales for the three and nine months ended December 31, 2009, and 36% and 45% of our total product sales for the three and nine months ended December 31, 2008. Smith U.K. sales accounted for zero percent of our total product sales for the three and nine months ended December 31, 2009 and zero and 21% of our total product sales for the three and nine months ended December 31, 2008. Sales from Oxygen accounted for 11% and 10% of our total product sales for the three and nine months ended December 31, 2009, and 32% and less than 10% of our total product sales for the three and nine months ended December 31, 2008. The large-format battery system sales represent 79% and 63% of our total revenue for the three months ended December 31, 2009 and 2008, respectively and 57% and 52% of our total revenue for the nine months ended December 31, 2099, and 2008,  respectively. We expect sales of the large-format battery system to decrease slightly during the remainder of fiscal year 2010, due to the remaining pressure of the recession on the buying power of the economy.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Licensing and royalty revenues totaled $0.1 million and $0.3 million for the three and nine months ended December 31, 2009, respectively, as compared to $0.2 million and $1.0 million for the three and nine months ended December 31, 2008, respectively. The three and nine month decline in licensing and royalty revenues in fiscal year 2010 as compared to fiscal year 2009 period was primarily due to an amendment of a license agreement with Varta AG in fiscal second quarter 2009. Varta AG and Amperex Technology Limited continue to make on-going royalty payments as sales are made using our technology. We expect our licensing and royalty revenue to fluctuate as we continue to pursue a licensing strategy and as our lithium phosphate technology receives greater market acceptance.

Gross Margin. Gross margin as a percentage of revenue was 12% and 13% for the three and nine months ended December 31, 2009, as compared to 5% and zero for the three and nine months ended December 31, 2008. The increase in gross margin to 12% for the three months ended December 31, 2009, from 5% for the three months ended December 31, 2008, is mainly attributable to a decrease in our reserve for returns of approximately $0.3 million made during the three months ended December 31, 2008, related to Segway, Inc. shipments; there was no similar adjustment made in the three months ended December 31, 2009. The increase in gross margin to 13% for the nine months ended December 31, 2009, from zero for the nine months ended December 31, 2008, is mainly due to the impairment of N-Charge® inventory of $1.6 million in the nine months ended December 31, 2008; there were no similar impairments booked in fiscal year 2010. In addition, gross margin increased in nine months ended December 31, 2009, because of a $0.6 million favorable decrease in related warranty reserves due to reduced shipments to Segway in the nine months ended December 31, 2009.

Operating Expenses

The following table presents the change in operating expenses for the three and nine months ended December 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended				Nine Months Ended
	December 31, 2009	December 31, 2008	Change	% Change	December 31, 2009	December 31, 2008	Change	% Change
Research and development	$1,286	$1,046	$240	23%	$3,551	$3,407	$144	4%
Marketing	885	637	248	39	2,073	2,138	(65)	(3)
General and administrative	2,650	2,405	245	10	9,555	7,617	1,938	25
Impairment of long lived assets	—	(21)	21	(100)	—	368	(368)	(100)
Total operating expenses	$4,821	$4,067	$754	19%	$15,179	$13,531	$1,648	12%

During the three and nine months ended December 31, 2009, total operating expenses were 117% and 125% of revenue, respectively, compared to 87% and 63% of revenue during the same periods last year.  For the three and nine months ended December 31, 2009, as compared to the similar periods ended December 31, 2008, operating expenses increased primarily as a result of additional legal expense related to litigation, and additional share-based compensation expense. Total operating expenses as a percentage of revenue for the three and nine months ended December 31, 2009, increased compared to the three and nine months ended December 31, 2008, primarily because of the decreases in revenues for both periods.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses increased by $0.2 million, or 23%, to $1.3 million for the three months ended December 31, 2009, from $1.1 million for the three months ended December 31, 2008. Research and product development expenses remained relatively flat for the nine months ended December 31, 2009, and 2008.  For the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, share-based compensation expense increased by approximately $0.4 million as a result of the reclassification of certain expenses related to employees from general and administrative expenses to research and development expenses. In addition, there was an offsetting decrease in research and development expenses as a result of a decrease in engineering and design fees of approximately $0.1 million for the same period.  During the three months ended December 31, 2009, approximately $0.4 million of share-based compensation was allocated to research and development expenses as compared to $0.1 million in the three months ended December 31, 2008. During the nine months ended December 31, 2009, approximately $0.6 million of share-based compensation was allocated to research and development expenses as compared to $0.1 million in the nine months ended December 31, 2008. This increase is related to the reclassification of share-based compensation expense associated with certain employees from general and administrative expenses to research and development expenses. We expect research and development expenses to remain consistent for the remainder of fiscal 2010.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses increased by $0.3 million, or 39%, to $0.9 million for the three months ended December 31, 2009, from $0.6 million, for the three months ended December 31, 2008. Marketing expenses remained relatively flat at $2.1 million for the nine months ended December 31, 2009 and December 31, 2008. The increase in marketing expenses for the three month period ended December 31, 2009, as compared to the similar period in 2008, is primarily related an increase in consulting expenses related to new marketing efforts in the automotive and marine markets. During the three and nine months ended December 31, 2009, approximately $0.1 million of share-based compensation was allocated to marketing expenses as compared to less than $0.1 million and $0.3 million in the three and nine months ended December 31, 2008, respectively. We expect marketing expenses to increase moderately as we focus on growing our revenue for the remainder of fiscal year 2010.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses increased by $0.3 million, or 10%, to $2.6 million for the three months ended December 31, 2009, as compared to $2.4 million for the three months ended December 31, 2008. General and administrative expenses increased by $2.0 million, or 25%, to $9.6 million for the nine months ended December 31, 2009, as compared to $7.6 million for the three months ended December 31, 2008. The increase in general and administrative expenses for the three month period ended December 31, 2009, as compared to the similar period in 2008, is primarily attributable to the $0.6 million increase in legal expenses associated with litigation involving the defense of our intellectual property. The increase in general and administrative expenses for the nine month period ended December 31, 2009, as compared to the same period in 2008, is primarily related to a $2.0 million increase in legal expense associated with litigation involving the defense of our intellectual property, in addition to increased . During the three and nine months ended December 31, 2009, approximately $0.2 million and $1.1 million of share-based compensation was allocated to general and administrative expenses, respectively, as compared to $0.4 million and $1.0 million in the three and nine months ended December 31, 2008, respectively. We expect general and administrative expenses will remain consistent for the remainder of fiscal year 2010.

Impairment of Long Lived Asset. In the nine months ended December 31, 2008, approximately $0.4 million of impairments were recorded against various production related fixed assets due to changes made in our manufacturing process. There were no similar impairments made in the nine months ended December 31, 2009.

Property and Casualty Loss . In the second quarter of fiscal 2010, we experienced a fire at an offsite warehouse which contained certain fixed assets and inventory in Suzhou, China. We have filed a claim with our insurance carrier that covers these materials, using the best currently available estimates, and expect an insurance payment of at least $3.5 million. At this time, there are uncertainties regarding the how the insurance carrier will value the items consumed in the fire, and other uncertainties regarding potential liabilities that we may face as a result of the fire.  The receivable recorded represents management’s best currently available estimate of the expected recovery. The total amount of inventory consumed in the fire was approximately $2.7 million, and the total amount of fixed assets consumed in the fire was approximately $0.2 million. In addition, a Value Added Tax (“VAT”) liability was assessed on these items as they were carried without VAT being previously assessed on them.  We also have included this VAT expense in our insurance claim. In addition, there is a 10% insurance deductible (approximately $0.4 million based on our claim value) which will offset the expected recovery. The timing and actual amount of the insurance recovery payment is uncertain at this point, but due to local practices in China, management expects the process to take at least three to nine months to be resolved. In December of 2009, a $0.6 million payment was made to local Chinese authorities against the previously recorded VAT liability.

Liquidity and Capital Resources

Liquidity

At December 31, 2009, our principal sources of liquidity were cash and cash equivalents of $2.3 million. We expect that these sources of liquidity may not be sufficient for the next 12 months. We anticipate product sales and royalties during fiscal year 2010 will be insufficient to cover our operating expenses. We depend upon our ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements.

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stock holders.  As of December 31, 2009, we have sold 3,250,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $3,882,450 before offering expenses and finder’s fee. The subsequent closings scheduled for December 24, 2009, January 7, 2010, and February 4, 2010, were not consummated because the requirement that the volume weighted average trading price of the Company’s  common stock for the three day’s prior to such subsequent closings be above $1.00 per share was not met. As a result, the sale of 1.95 million shares was not consummated.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which we may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.  As of December 31, 2009, we had sold approximately 4.9 million shares under this arrangement, the most recent sale having been consummated on September 23, 2009. This Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

Although management has arranged these equity financing opportunities, we cannot be assured that they will effectively meet our cash requirements in the future. Given our historical operating results and the amount of existing debt, as well as other factors, we may not be able to arrange for debt or equity financing from third parties in the future on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, the Company’s stock price, and other adverse developments. These events could have a negative impact on our available liquidity sources during the next 12 months.

The following table summarizes our statement of cash flows for the nine months ended December 31, 2009, and 2008 (in thousands):

	Nine Months Ended December 31,
	2009	2008
Net cash flows provided by (used in):
Operating activities	$(8,893)	$(10,886)
Investing activities	(222)	(2,664)
Financing activities	7,432	19,288
Effect of foreign exchange rates	3	115
Net (decrease) increase in cash and cash equivalents	$(1,680)	$5,853

Our net cash used for operations the first nine months of fiscal year  2010 and fiscal year 2009 was $8.9 million and $10.9 million, respectively. The cash used for operating activities during the first nine months of fiscal year 2010 was primarily for operating activities and working capital. Cash used for operating activities in the first nine months of fiscal year  2010 decreased from the same period of fiscal 2009 by $1.9 million primarily due to the collection of accounts receivable and the reduction of inventory levels in the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008.

In the first nine months of fiscal year 2010, we used approximately $0.2 million of cash in investing activities, as compared to $2.7 million in the first nine months of fiscal year 2009, a net decrease of $2.5 million, mainly due to the cash used for purchases of equipment domestically and in China in the first nine months of fiscal 2009.

We obtained cash from financing activities in the amounts of $7.4 million and $19.2 million during the first nine months of fiscal 2010 and 2009, respectively. The financing activities in the first nine months of fiscal year 2010 represent approximately $2.5 million of common stock sold to Berg & Berg in the first quarter of fiscal 2010, $3.9 million of common stock sold under the Common Stock Purchase Agreement with Seaside, $1.2 million of common stock sold under our At Market Issuance Sales Agreement with Wm. Smith & Co, and $0.1 million upon the exercise of stock options. The financing activities in the first nine months of fiscal year 2009 were short term loans made to us by Berg & Berg for working capital requirements in the total amount of $7.5 million pursuant to an agreement whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order for Berg & Berg and/or certain of its affiliates to supplement our working capital and other financial needs.  In addition Berg & Berg exercised certain warrants by paying us the $1.6 million exercise price and by surrendering certain of the principal and interest outstanding under promissory notes related to the short-term loans discussed above aggregating $4.5 million.  Financing activities in the first nine months of fiscal year 2009 also include $8.7 million in issuances of common stock in sales to private investors and $0.8 million for the exercise of stock options.

On October 14, 2009 we entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stock holders.  As of December 31, 2009, the Company has sold 3,250,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $3,882,450, before offering expenses and finder’s fee. The sale of an aggregate of 1,300,000 shares in two subsequent closings was not, and will not ever be, consummated because the requirement that the volume weighted average price of our common stock for the three days prior to each subsequent closing be above $1.00 per share was not met. The closings scheduled for December 24, 2009, January 7, 2010, and February 4, 2010, were not consummated because the requirement that the volume weighted average trading price of the Company’s  common stock for the three days prior to such closings be above $1.00 per share was not met. As a result, the sale of 1.95 million shares was not consummated.

On February 22, 2008, the Company entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which the Company may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as the Company may direct through the Sales Agent. Unless the Company and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.  As of September 30, 2009, we have sold approximately 4.9 million shares under this arrangement, the most recent sale having been consummated on September 23, 2009. This Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

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

Capital Commitments and Debt

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following:

(Dollars in thousands)	December31, 2009
2005 short-term debt	$20,000
Current portion of interest on short-term debt	79
1998 long-term debt to stockholder	14,950
2001 long-term debt to stockholder	20,000
Long term portion of interest on debt	26,651
Total	$81,680

Repayment obligations of short-term and long-term debt principal as of December 31, 2009, are:

	Fiscal year
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Principal repayment	$—	$20,000	$—	$34,950	$—	$—	$54,950

At December 31, 2009, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of December 31, 2009, totaled $0.7 million.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

On October 13, 2009, the Company and Berg & Berg extended the maturity dates for the principal and interest of the 1998 and 2001 long-tem debt to stockholder referenced above from September 30, 2010 to September 30, 2012.

The $20.0 million 2005 Loan from SFT I, Inc., matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th  of 1.0%, plus 4.0% (6.75% as of December 31, 2009). As of December 31, 2009, no amounts have been paid on the 2005 Loan.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2009, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Short-term debt, net of discount	$19,805	$19,805	$—	$—	$—
Long-term debt to stockholder, net of discount	34,858	—	34,858	—	—
Current and long-term interest payable	26,729	79	26,650	—	—
Operating lease obligations	1,449	625	564	260	—
Purchase obligations	5,890	5,890	—	—	—
Redemption of convertible preferred stock	9,343	9,343	—	—	—
Total	$98,074	$35,742	$62,072	$260	$—

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As set forth above, although dividends are not due, they are continuing to accrue (currently $0.7 million as of December 31, 2009). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

On October 13, 2009, the Company and Berg & Berg extended the maturity dates for the principal and interest of the 1998 and 2001 long-tem debt to stockholder referenced above from September 30, 2010 to September 30, 2012.

The $20.0 million 2005 Loan from SFT I, Inc., matures in a lump sum on July 13, 2010. Interest is due monthly based on a floating interest rate. The interest rate is calculated as the greater of 6.75% or the sum of LIBOR Rate, rounded to the nearest 1/16th  of 1.0%, plus 4.0% (6.75% as of December 31, 2009). As of December 31, 2009, no amounts have been paid on the 2005 Loan.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosures of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosures of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Commodity Instruments.” On July 13, 2005, in connection with a $20.0 million loan agreement with a third party finance company, the 2001 Loan, which has an adjustable interest rate equal to the greater of 6.75%, or the sum of the LIBOR rate plus 4.0% (6.75% as of December 31, 2009), we entered into a rate cap agreement which caps the LIBOR rate at 5.5%. This agreement terminated effective August 10, 2008. In July 1998, the Company entered into an amended loan agreement, the 1998 Loan, with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of December 31, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (9.0 % at December 31, 2009). In addition, we are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The following table presents the principal cash flows by year of maturity for our total debt obligations held at December 31, 2009 (in thousands):

	Expected Maturity Date (Fiscal Year)
	2010	2011	2012	2013	2014	Thereafter	Total
Variable rate debt	$—	$20,000	$—	$14,950	$—	$—	$34,950
Fixed rate debt	$—	$—	$—	$20,000	$—	$—	$20,000

Based on borrowing rates currently available to us for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.           CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the SEC.  There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay on the case was imposed pending a reexamination of the two patents by the USPTO.  The stay imposed by the Court has been lifted following completion of the reexaminations of the two patents.  The claims in the two patents originally asserted by Hydro-Quebec were found to be unpatentable by the USPTO.  On January 8, 2009  Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion ® I Technology, the technology utilized in all of the Company’s commercial products, infringes certain claims in the U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A Markman hearing to determine the scope of the asserted claims in the two reexamined patents has been completed and the parties are awaiting a decision by the Court.

ITEM 1A.        RISK FACTORS

 In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for our fiscal year ended March 31, 2009, filed with the SEC on June 5, 2009, the following additional and/or updated risk factors are applicable:

At any given time we might not meet the continued listing requirements of the NASDAQ Capital Market.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. Recently, our stock traded below $1.00 per share, with the closing bid price of our common stock ranging between a low of $0.77 per share and a high of $1.09 per share from December 14, 2009, to February 8, 2010.  If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, we could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

Our limited financial resources could materially affect our business, our ability to commercially exploit our technology and our ability to respond to unanticipated development, and could place us at a disadvantage to our competitor.

Currently, we do not have sufficient capital resources or cash flow from operations to generate the cash flows required to meet our operating and capital needs.  Our ability to raise capital may be impacted by a variety of risks discussed elsewhere herein, including the volatility of the stock market and our ability to raise funds via equity sales under our arrangement with Seaside 88, LP, or Seaside. In October 2009 we entered into a Common Stock Purchase Agreement with Seaside which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  Although we have sold a total of 3.9 million shares to Seaside as of the filing date of this Report, February 9, 2010, and 11,050,000 shares remain available for future issuance, the sale of an aggregate of 1.95 million shares in three closings was not, and will not ever be, consummated because the requirement that the volume weighted average price of our common stock for the three trading days prior to each such closings be above $1.00 per share was not met.  In addition, since the date of the initial closing of the Seaside agreement, our stock price has declined, such that for each subsequent closing we do effect, we are raising less money on more dilutive terms than we had anticipated.  Our inability to raise adequate funds, or any funds, via the Seaside agreement or other capital-raising transactions limits our financial resources and could materially affect our ability to commercially exploit our technologies and products. For example, it could:

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

Future equity transactions, including the sale of shares of common stock or preferred stock, sales under our Common Stock Purchase Agreement with Seaside 88, LP, sales under our At Market Issuance Sales Agreement, or the exercise of options or warrants or other convertible securities, would result in dilution and, as a result, our stock price may go down. In October 2009 we entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current holders.  As of the date of this report, February 9, 2010, a total of 3.9 million shares authorized for sale to Seaside have been sold and 11,050,000 remain available for future issuance under the agreement.  The sale of an aggregate of 1.3 million shares in two of the subsequent closings was not, and will not ever be, consummated because the requirement that the volume weighted average price of our common stock for the three trading days prior to each such subsequent closing be above $1.00 per share was not met.  In addition, since the date of the initial closing of the Seaside agreement, our stock price has declined, such that for each subsequent closing we do effect, we are raising less money on more dilutive terms than we had anticipated.  In addition, in February 2008 we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., amended in July 2009, which provides that, upon the terms and subject to the conditions set forth therein, we may, through Wm. Smith & Co. acting as sales agent, issue and sell up to 10 million shares of our common stock.  To date, a total of 4,898,907 of the aggregate shares authorized for sale through Wm. Smith & Co. have been sold and 5,101,093 remain available for future issuance under the agreement.  Further, as opportunities present themselves from time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions.  Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options may be issued to employees and third parties, with exercise prices equal to market. Exercise of in-the-money options, warrants and other convertible securities will result in dilution to existing stockholders; the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.  Our inability to sell shares to Seaside should the volume weighted average of our stock price again fall below $1.00 per share during the three trading days prior to a subsequent closing with Seaside, or for any other reason, could require us to raise capital through other transactions that could cause additional and substantial dilution to our existing stockholders.  In addition, if we are forced to raise funds through certain other transactions other than the At-Market Issuance Agreement, Seaside may be able to terminate the Seaside agreement and we may be forced to pay Seaside a termination fee of $500,000.

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends in large part on our ability to attract and retain highly-skilled management, technical, research and development, manufacturing, sales and marketing and other operating and administrative personnel, particularly those who are familiar with and experienced in the battery industry. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. Our key personnel include Chief Executive Officer, Robert L. Kanode, all of our other executive officers and vice presidents, many of whom have very specialized scientific or operational knowledge regarding one or more of our key products. Such persons are in high demand and often receive competing employment offers from numerous other companies, including larger, more established competitors who have significantly greater financial resources than we do. We do not maintain key-person life insurance on any of our employees.  In October 2009, we announced the departure of our Vice President Worldwide Sales & Marketing.  Since his departure, our Chief Executive Officer, Mr. Kanode, with the assistance of our sales and marketing staff, has filled this role.  We are currently seeking a new Vice President of Sales and Marketing, and our failure to fill this position with a suitable person could harm our business and prospects.  The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future products.

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
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

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

VALENCE TECHNOLOGY, INC.

Date: February 9, 2010	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
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
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

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