Form 10-K
period 2010-03-31
VALENCE TECHNOLOGY INC
filed 2010-06-14
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates was $105,316,757 as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter and based upon the average bid and asked price of the Registrant’s common stock. This calculation excludes 66,672,813 shares of common stock held by directors, officers and holders of 5% or more of Registrant’s outstanding common stock and such exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares outstanding of the Registrant’s common stock as of May 31, 2010, was 134,945,669.

VALENCE TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2010

Table of Contents

Page
Forward-Looking Statements	1
PART I	2
Item 1. Business	2
Item 1A. Risk Factors	10
Item 1B. Unresolved Staff Comments	23
Item 2. Properties	23
Item 3. Legal Proceedings	24
PART II	25
Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 5. Selected Financial Data	27
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation	28
Item 6A. Quantitative and Qualitative Disclosures About Market Risk	36
Item 7. Financial Statements and Supplementary Data	38
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	39
Item 8A. Controls and Procedures	39
Item 8B. Other Information	42
PART III	42
Item 9. Directors and Executive Officers of the Registrant	42
Item 10. Executive Compensation	42
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 12. Certain Relationships and Related Transactions	42
Item 13. Principal Accountant Fees and Services	61
PART IV	42
Item 14. Exhibits and Financial Statement Schedules	42
Signatures	48

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
• our ability to meet the continued listing requirements of the NASDAQ Capital Market; and
• future economic, business and regulatory conditions.

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

PART I

ITEM 1. BUSINESS

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell dynamic energy systems utilizing our proprietary phosphate-based lithium-ion technology.  Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems.  To accomplish our mission and address the significant market opportunity we believe is available to us, we utilize the numerous benefits of our latest energy storage technology, worldwide intellectual property portfolio and extensive experience of our management team. We are an international leader in the development of lithium iron magnesium phosphate dynamic energy storage systems.  We have redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on motive, marine, industrial and stationary markets.

In November 2009 we introduced a Revision 2 of our U-Charge® Lithium Phosphate Energy Storage Systems, which became commercially available in the fourth quarter of fiscal year 2010. Our U-Charge® systems feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This Revision 2 of our U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell pack balancing, battery monitoring and diagnostics, and certain field repairability.

In addition to the U-Charge® family of products, we offer the materials, cells and systems, developed over 20 years, to address a large number of custom energy storage needs.

Markets

We have identified five key market sectors where we will focus our strategy:

Motive
We are enabling efficient transportation solutions from all-electric and hybrid personal transporters to commercial delivery vehicles and mass transit buses.  These quiet, powerful, low to zero-emission vehicles need portable power solutions to operate efficiently. Our Lithium Iron Magnesium Phosphate Energy Storage System offers an enhanced combination of performance, safety, cost, reliability and environmental characteristics and lower lifetime cost. We are working with a global customer base to deliver motive solutions for hybrid electric vehicles (HEVs), PHEVs, EVs, and neighborhood electric vehicles (NEVs) including car, bus, truck, tram, scooter and motorbike applications.

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

Industrial
The Industrial market sector includes applications where the majority of the battery’s energy is used in cleaning and lifting, powering or handling goods or materials rather than propelling the application. This includes applications such as floor cleaners, forklifts, medical carts, defibrillators, wheelchairs, robotics and other industrial tools.

Military
The Military market sector includes applications from each of the above market sectors; however this market is different relative to its unique requirements and barriers to entry.  The main focus for military applications include robotics, communications, survey equipment and auxiliary power systems.  The motive applications in the Military sector include EVs, HEVs and PHEVs in armored and non-armored vehicles, as well as marine, submarine and aviation applications.

Marine
The Marine market sector includes applications such as hybrid yachts, tug boats, and other vessels that you would find on the open water. Harbors are one of the most polluted areas in the world in terms of both air and noise pollution. Our products enable yachts, such as those made by BJ Technologie, a subsidiary of Bénéteau Group, to enter and exit harbors in an all-electric, non-polluting mode.

Strategy

Our business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of U-Charge® systems and dynamic energy storage systems based on programmable Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

Key elements of our business strategy include:

•
Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technologies. We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. Our product development and marketing efforts are focused on large-format battery solutions, such as our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems and other custom battery solutions that feature advanced performance and technological advantages. These products are targeted for a broad range of applications in the motive, power and consumer appliance, telecommunication and utility industries, and as a substitute for certain applications using lead-acid batteries.

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

Our business strategy is being implemented in phases, each building on the previous one:

•
Current Phase: Our current business strategy is focused on developing applications that deliver superior energy storage solution to address the desired performance goals of the end user. Throughout this phase we have utilized our mature technology, the intellectual property developed during the 20 year life of Valence, and critical “on-the-road”, “on-line” experience to expand our commercial opportunities. Our current Revision 2 of our U-Charge® Dynamic Energy Systems is designed for a broad base of motive, marine, industrial, and stationary applications offering superior performance, safety, long life, lower lifetime cost and no maintenance.

•
Next Phase: We are now entering the next phase of our business strategy. During this growth phase we are utilizing the word-of-mouth recommendations of our early customers, the engineering benefits we enjoy with emerging development partners and reliable in-use experience to expand our presence in target global markets.

•
Transition Phase: Looking toward the immediate future our business strategy will entail the commercialization of our patented Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Phosphate Fluoride (LVPF) cathode materials into large-format, high capacity cells. These materials offer superior performance and the protection for our customers afforded by our worldwide intellectual patent portfolio.

We believe our commercial growth strategy will allow us to expand into emerging market applications through the sales of Valence products based on our differentiated technology, design and application engineering capabilities, global fulfillment services and our proven lower cost, high volume manufacturing.  Further we believe Valence is uniquely positioned to license our technology to key component and material manufacturers, such as manufacturers of lithium phosphate cells and packs to further accelerate growth within the worldwide lithium phosphate sector.

We believe we are uniquely positioned for growth due to the following:

•
Leading Technology. We believe that our phosphate-based lithium-ion technologies and manufacturing processes offers many performance advantages over competing battery technologies. The safety, long life and other advantages inherent in our technology enable the design of large-format, lower cost lithium-ion energy systems. As the first company in the battery industry to commercialize phosphates, we believe that we have a significant advantage in terms of time to market as well as chemistry, advanced energy storage system development and manufacturing expertise.

•
New Market Opportunities. Our technology enables the production of high energy density, large-format batteries while reducing the safety concerns presented by oxide-based lithium-ion batteries. Consequently, our lithium phosphate technology energy and power systems can be designed into a wide variety of products in markets not served by current oxide-based lithium-ion technology. We intend to expand the market opportunities for lithium-ion by designing our technology into a wide variety of products for the motive, power and consumer appliance, telecommunication and utility industries.

•
New Valence Market Focus. Over 20 years we have transitioned from a technology developer to a commercial provider of advanced energy storage systems.  Our patent estate continues to expand. Our technology is maturing and has been tested in commercial applications. Our manufacturing capacity has been expanded and is ISO 9001 certified. Our application engineers are recognized experts in the integration of our systems into customer applications. We have strengthened our marketing and sales resources. Our full service fulfillment services in Europe, North America and China are on-line.  We have developed what we believe to be a world-class supplier base of raw materials and components to support our manufacturing, and our senior management team has extensive international technology experience.

•
Lithium Phosphate-Based Technology: We developed and commercialized the first lithium phosphate energy power systems with our lithium iron magnesium phosphate technology. We have two following generations of cathode materials in our proprietary Lithium Vanadium Phosphate and Lithium Vanadium Fluorophosphates cathode applications, both positioned to advance lithium phosphate cathode applications to the next level of applications and use.

Fiscal Year 2010 Highlights

Following are some of the key Company events and accomplishments in pursuit of our strategy during the 2010 fiscal year:

•	We introduced a Revision 2 of our U-Charge® brand of intelligent battery packs.

•
In a growing number of cases our ongoing customer qualification tests are successfully concluding, and we are seeing these evaluation customers transition from evaluation mode to commercial production.

•	We continued to sign multi-year manufacturing agreements with major customers in motive, marine, stationary and industrial sectors.

•	We were awarded 4 new patents in the U.S. and 16 worldwide patents during the 2010 fiscal year.

Evolution of our Battery Technology

Continuing Development of Valence Lithium Phosphate Technology

Our first generation Lithium Iron Magnesium Phosphate Material was successfully commercially produced in 2002 using our proprietary Bellcore technology, and in fiscal 2004 it was introduced in a cylindrical construction. Throughout fiscal 2005, our development team focused on increasing capacity of the energy cell, offering other constructions, and designed a power cell configuration. In late fiscal 2005, our team implemented additional product changes which increased the capacity of the energy cell.

We continue to develop two, next-generation, lithium phosphate cathode materials: Lithium Vanadium Phosphate and Lithium Vanadium Fluorophosphate.  These materials not only augment our current commercial lithium iron magnesium phosphate, but also offer superior performance with additional energy storage and higher voltage capabilities for the motive, power and consumer appliance, telecommunication, utility and other industries.

Development of Improvements to Our Battery Packs

We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications, and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. We are continuing to further our development of products including our latest U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems which began selling in the fourth quarter of fiscal year 2010. This latest Revision 2 features improved battery management, reporting capability that is superior to other rechargeable battery packs, field serviceability, and many other advanced features. Our Command and Control Logic is programmable and can be quickly and easily configured to a variety of custom applications. Development of our Command and Control Logic is expected to dramatically reduce the level of effort and technical risk required to develop customized hardware and software for new product designs, thus reducing the development cycle time and expense.

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

We believe all of our Lithium Iron Magnesium Phosphate Energy Storage Systems, which utilize safer and more environmentally friendly phosphate-based cathode materials in place of other less stable and more costly cathode materials, address the current challenges facing the rechargeable battery industry and provide us with several competitive advantages. Key attributes of our Lithium Iron Magnesium Phosphate Energy Storage Systems include:

•
Increased safety. We believe that our Lithium Phosphate Energy Storage Systems significantly reduce the safety risks associated with oxide-based lithium-ion technologies. The unique chemical properties of phosphates render them almost incombustible if mishandled during charging or discharging. As a result, we believe our technology is more stable under overcharge or short circuit conditions than existing lithium-ion oxide technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our technology provides safety over lithium metal oxides, enabling large-format, high energy density lithium-ion solutions.

•
Performance advantages. Our Lithium Iron Magnesium Phosphate Energy Storage Systems offer several performance advantages over the competing battery chemistries of lead-acid, nickel-cadmium, nickel metal hydride and traditional lithium-ion oxide technologies, including higher rate capability, longer cycle life, longer shelf life, and lower total cost of ownership.  Other system advantages include lighter weight, excellent float characteristics, and high-energy efficiency during charge and discharge.

•
High energy density. In its large-format application, our Lithium Iron Magnesium Phosphate Energy Storage Systems exhibit an energy density that can exceed other battery chemistries such as lead-acid, nickel metal hydride and nickel-cadmium.

•
High rate capability. In the power cell construction, our Lithium Iron Magnesium Phosphate Energy Storage Systems offer an exceptional rate capability with sustained 10 to 15C discharges and low impedance of less than 20m Ohms. These two characteristics result in a cell that provides larger bursts of power while generating less heat than energy cells.

•
Increased exceptional cycle life. Current testing of our Lithium Iron Magnesium Phosphate Energy Storage Systems at 80% to 100% depth of discharge has yielded a cycle life of 4,500 cycles at 23°C to 80% of the battery’s initial capacity, representing a longer life span compared to existing solutions. At a 25% depth of discharge, our systems reached 30,000 cycles before we stopped the testing.

•	Maintenance-free. Our Lithium Iron Magnesium Phosphate Energy Storage Systems are maintenance-free.

•
Lower lifetime cost. We believe that our proprietary phosphate material used in our Lithium Iron Magnesium Phosphate Energy Storage Systems is less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As a result, we believe that as production volume increases due to greater demand for Lithium Iron Magnesium Phosphate Energy Storage Systems, material costs should decrease. Finally, the lower maintenance costs, longer cycle life and longer service life associated with U-Charge® Lithium Phosphate Energy Storage Systems lead to a lower total cost of ownership in numerous applications.  For example, our Revision 2 Lithium Phosphate Energy Storage Systems can also be field repaired, should certain failures occur, and placed back into service, resulting in lower cost to the consumer in the event of failure.

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

Products

The U-Charge® Energy Storage System

The U-Charge® Energy Storage System is a family of products based on Valence’s proprietary Lithium Iron Magnesium Phosphate technology and is designed to be a direct replacement for standard-sized lead-acid energy storage systems.  These 12.8 and 19.2 volt energy storage systems offer twice the run-time and a third less weight than lead-acid systems, expanded calendar life and greater cycle life with full depth of discharge, resulting in significantly lower total costs of ownership. U-Charge® Energy Storage Systems are used in a variety of applications such as hybrid and full electric vehicles, wheelchairs, scooters, robotics, marine, remote power, military, back-up and many other devices.  Announced in March 2009, the latest U-Charge® Energy Storage Systems became commercially available in the fourth quarter of fiscal year 2010. These systems are designed to offer significant performance advantages that include common communication protocol, programmable logic, advanced cell balancing and superior fuel gauge reporting. They also are backward compatible to prior U-Charge® products.

Product Milestones

In the fourth quarter of fiscal year 2010 we introduced a Revision 2 to our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems. This Revision 2 of our U-Charge® system features our safe, long-life lithium phosphate technology, which utilizes a phosphate-based cathode material. U-Charge® lithium iron magnesium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies, while offering a solution that is competitive in cost and performance.  This Revision 2 of our U-Charge® system builds upon these features and adds improvements in state of charge, balancing and some field repairability. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle, plug-in hybrid electric vehicle (PHEV), and similar applications.

In February 2008, we entered into a supply agreement with The Tanfield Group whereby we agreed to manufacture and supply Lithium Phosphate Energy Storage Systems to power zero emission, all-electric commercial delivery vehicles. Our battery systems are installed in leading edge vans and trucks produced by Tanfield’s UK-based trading division, Smith Electric Vehicles. Initial purchases which began in fiscal fourth quarter ended March 31, 2008, were fulfilled with our current U-Charge® Energy Storage Systems. Subsequent purchases were also made by Tanfield in fiscal year 2009.

In January 2006, we announced availability of eight new models of our large-format lithium iron magnesium phosphate U-Charge® XP Energy Storage Systems that feature built-in battery management electronics and power rates of 500 to 1,700 continuous watts, depending on the model.

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

In February 2002, Valence launched the N-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems into several channels for sales and distribution, including national and regional retailers, top tier computer manufacturers, and national resellers.  We decided to discontinue the N-Charge ® Lithium Phosphate Energy Storage Systems product line during calendar year 2008 in order to focus on our U-Charge ® Energy Storage Systems.

Operational Achievements

Valence energy storage systems continue to be tested and qualified by multiple corporations.  Our research, development and design efforts are focused on new products utilizing our Command and Control Logic and our patented lithium phosphate materials. Next generation patented lithium phosphate materials are currently under evaluation for energy storage solutions.  As manufacturing volume continued to expand, significant reductions were made in the manufacturing cost due to lower raw material costs, reduced scrap and improved efficiency.

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

Development of our patented next-generation Lithium Vanadium Phosphate (LVP) and Lithium Vanadium Fluorophosphate  (LVPF) cathode materials has been focused and accelerated. Recognized as the next generation of Lithium Phosphate energy solutions, we believe LVP and LVPF will offer higher performance solutions to a new generation of vehicular and other demanding applications.

Competition

Competition in the rechargeable battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride, liquid lithium-ion and lithium-ion polymer energy storage systems. The industry consists of major domestic and international companies with substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. We believe our principal competitors are Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT, A123 Systems, and Ener1. Our principal competitors generally have greater financial and marketing resources than we do and they may therefore develop batteries similar or superior to ours or otherwise compete more successfully than we do.  In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. Further, a number of our competitors have received or may in the future receive grants, subsidies or incentives from federal, local and state governments, which may provide them with lower cost capital and a competitive advantage.

The performance characteristics of lithium-ion energy storage systems have consistently improved over time as market leaders continued to improve the technology. Other companies such as A123 Systems are undertaking research in rechargeable battery technologies, including work on lithium-ion phosphate technology. However, Valence intends to maintain competitive leadership in the lithium phosphate sector with patented Lithium Phosphate technologies and advanced energy storage solutions for today’s and tomorrow’s demanding high-energy applications.

We believe that we have several technological advantages over competitors in terms of our ability to compete in the rechargeable battery market. Our Lithium Iron Magnesium Phosphate energy storage solutions including materials, cells and intelligent technology, and our unique ability to integrate our packs into customer applications enable us to serve a wide range of markets that do not currently use lithium-ion energy storage systems.

Sales and Marketing

U-Charge® Energy Storage Systems are a family of standard form factor systems that can be configured to meet the energy storage needs of a wide range of customers’ applications. The customer evaluation and approval process is generally between six and twenty-four months. We anticipate sales will typically be made through separately negotiated supply agreements rather than standard purchase orders.  U-Charge® Energy Storage Systems are expected to be sold in standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Lithium Phosphate technology and programmable Command and Control Logic. We also provide pack level application engineering services to assist our customers with the integration of our packs into their specific applications. We have not experienced seasonality in any of our product sales. None of our customers are contractually committed to purchase any minimum quantities of products from us, and orders are generally cancelable prior to shipment. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales of products are typically denominated in U.S. dollars. Consequently, sales historically have not been subject to currency fluctuation risk.

Customers

Over the last three fiscal years, a limited number of our customers have accounted for a significant portion of our revenues as follows:

	Fiscal Year ended March 31,
	2010	2009	2008
Segway, Inc.	25%	46%	55%
Smith Electric Vehicles, US Corp	12	—	—
The Tanfield Group, PLC	—%	16%	12%

During fiscal year 2010, approximately 66% of our sales were domestic and 34% international. (See Note 19 of Notes To Consolidated Financial Statements for financial information about geographic areas.)

Patents, Trade Secrets and Trademarks

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent, trademark and trade secret protection, non-disclosure agreements and cross-licensing agreements.

We rely on patent protection for certain designs and products. We hold approximately 128 U.S. patents, which have expiration dates through 2028, and we have about 41 patent applications pending in the U.S. We hold 119 world wide patents and have 132 world wide patent applications pending. We continually prepare new patent applications for filing in the U.S. and we also actively pursue patent protection in certain foreign countries.

In addition to potential patent protection, we rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures.

We are engaged in certain legal proceedings related to our intellectual property, including certain legal proceedings related to our Saphion® I Technology.  Please see Item 3. “Legal Proceedings”, for further discussion.

We own the registered trademarks of Valence, U-Charge®, and the common law trademark Epoch™ in the United States and abroad.  All other trademarks, service marks or trade names referred to in this Report are the property of their respective owners.

Manufacturing and Raw Materials

Our base Lithium Iron Magnesium Phosphate Cathode Material is manufactured in a plant operated by one of our wholly owned foreign enterprises (or WOFEs) in Suzhou, China. We believe that we will have sufficient capacity to meet or exceed expected demands in fiscal year 2010.  We depend on a limited number of suppliers for certain key raw materials used in manufacturing and developing our power systems.  We currently depend on a sole supplier, Tianjin Lishen Battery Joint-Stock Co., Ltd., for our cylindrical cells, and a limited number of suppliers for certain other key raw materials, such as electrolyte and anode material, used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. For example, late in the fourth quarter of fiscal year 2010, we experienced production delays as a result of quality issues with cylindrical cells supplied by Lishen. In order to alleviate this in the future we are in the process of identifying a second source for this component. In the past, we have also experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

Research and Product Development

We conduct materials research and development at our Las Vegas, Nevada facility, and new product development at our China facility. Our battery research and development group develops and improves the existing technology, materials and processing methods and develops the next generation of our energy storage systems. Our areas of expertise include: chemical engineering; process control; safety; anode, cathode, and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; analytical chemistry; material science and energy storage system Command and Control Logic development. Our research and development efforts over the past year have focused and will continue to focus on four areas:

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

Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $4.5 million in fiscal year 2010, $4.3 million in fiscal year 2009, and $3.8 million in fiscal year 2008.

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

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a broad regulatory framework including similar hazardous substance restrictions as are imposed by the European RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products in China affecting a broad range of electronic products and parts, with an effective implementation date of March 1, 2007. However, these methods do not apply to the production of products destined for export. Our compliance system is sufficient to meet such requirements. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the effect of this regulation, and actual costs could differ from our current estimates.

National, state and local regulations impose various environmental controls on the storage, use and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in substantial compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. In fiscal year 2010, we spent less than $0.1 million on environmental controls, including costs to properly dispose of potentially hazardous waste.

Employees

At April 30, 2010, we had a total of 349 regular full-time employees. In the U.S., we had a total of 41 employees at our Austin, Texas headquarters and our Las Vegas, Nevada research and development facility. We had 9 regular full-time employees in the areas of engineering and sales located in the United Kingdom and Northern Ireland. Our China operations, consisting of two WOFEs, had 299 regular full-time employees and one expatriate. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

Due to our ongoing losses, lack of liquidity and debt obligations, there is doubt about our ability to continue as a going concern.

We have experienced significant operating losses in the current and prior years. At March 31, 2010 our principal sources of liquidity were cash and cash equivalents of $3.2 million. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs for the next 12 months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. We presently have no further commitments for financing by affiliates of our Chairman Carl Berg. Recently, we have depended on our Common Stock Purchase Agreement with Seaside 88, L.P., and to a limited extent on sales of common stock under an At-Market Issuance Agreement with Wm. Smith & Co.  Seaside 88’s bi-weekly common stock purchase obligations expire in October 2010, and are subject to certain conditions, including that our stock trade above a volume weighted average price of $1 in the period prior to each bi-weekly purchase, which we have violated on several occasions. If we are unable to obtain financing from affiliates of Mr. Berg or others on terms acceptable to us, or at all, we may not be able to fulfill our customer commitments and/or be forced to cease our operations and liquidate our assets.

General negative economic conditions, including concerns regarding the global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forego technology investments and could have other effects, including but not limited to our ability to access funds on credit and the valuation of our equity securities, any of which could adversely affect our business, financial condition, operating results and cash flow.

Unprecedented disruptions in the current credit and financial markets have had a significant material adverse effect on a number of financial institutions and have limited access to capital and credit for many companies.  Failure or material business deterioration of investment banks, commercial banks and other intermediaries in the United States and elsewhere around the world, and significant reductions in asset values across businesses, households and individuals, combined with other financial and economic indicators, including most recently, sovereign debt concerns in Greece and other EU members, have had a profound effect on the global economy.  Many industries, particularly the global automotive industry, are affected by these market conditions.  Some of the key effects of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity.  A “double-dip” recession or continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may result in reduced demand for products utilizing our advanced battery technology and difficulties in obtaining financing, which may adversely affect our growth and business prospects.

Risks we might face could include:

•	potential declines in revenues due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers;

•
potential adverse effects on our customers’ ability to pay, when due, amounts payable to us and related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if this occurs, or to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws;

•
potential adverse effects on our ability to access credit and other financing sources (and the cost thereof).  This may affect our ability to finance our operations or make significant capital expenditures relating to new products;

•	lengthening sales cycles and/or delayed or cancelled decisions to purchase our products and/or our technology; and

•	potential adverse effects on the valuation of our equity securities as a result of the devaluation and volatility of global stock markets.

The occurrence of such events could adversely affect our business, financial condition, operating results and cash flow.  Such a prolonged general slowdown or “double-dip” recession in the global economy , as well as any intensification of EU-based sovereign debt concerns, is likely to materially affect the global banking system including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. These adverse financial events could also result in further government intervention in the United States and world markets.  Any of these results could affect the manner in which we are able to conduct business including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow or cash position.

Our limited financial resources could materially affect our business, our ability to commercially exploit our technology and our ability to respond to unanticipated development, and could place us at a disadvantage to our competitor.

Currently, we do not have sufficient capital resources or cash flow from operations to generate the cash flows required to meet our operating and capital needs.  Our ability to raise capital may be affected by a variety of risks discussed elsewhere herein, including the volatility of the stock market and our ability to raise funds via equity sales under our arrangement with Seaside 88, LP, or Seaside. In October 2009 we entered into a Common Stock Purchase Agreement with Seaside which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  Although we have sold a total of 5.8  million shares to Seaside as of the filing date of this Report, and 5.2 million shares remain available for future issuance, the sale of an aggregate of 5.9  million shares in nine closings was not, and will not ever be, consummated because the requirement that the volume weighted average price of our common stock for the three trading days prior to each such closings be above $1.00 per share was not met.  In addition, since the date of the initial closing of the Seaside agreement, our stock price has declined, such that for each subsequent closing we do effect, we are raising less money on more dilutive terms than we had anticipated.  Our inability to raise adequate funds, or any funds, via the Seaside agreement or other capital-raising transactions limits our financial resources and could materially affect our ability to commercially exploit our technologies and products. For example, it could:

•	limit the research and development resources we are able to commit to the further development of our technology and the development of products that can be commercially exploited in our marketplace;

•	limit the sales and marketing resources that we are able to commit to the marketing of our technology;

•	have an adverse effect on our ability to attract top-tier companies as our technology and marketing partners;

•	have an adverse effect on our ability to employ and retain qualified employees with the skills and expertise necessary to implement our business plan;

•	make us more vulnerable to failing to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events;

•	limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

•	place us at a disadvantage to our competitors that have greater financial resources than we have.

We have a history of losses and an accumulated deficit and may never achieve or sustain significant revenues or profitability.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $581 million as of March 31, 2010. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows over the next fiscal year. We may never achieve or sustain sufficient revenues or profitability in the future.

We reported a net loss available to common stockholders of $23.2million for the fiscal year ended March 31, 2010. We have reported a net loss available to common stockholders of $21.4 million for the fiscal year ended March 31, 2009, and a net loss available to common stockholders of $19.6 million for the fiscal year ended March 31, 2008. If we cannot achieve a competitive cost structure, achieve profitability, and acquire access to capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations, and may be required to liquidate our assets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2010, we had approximately $82.2 million of total consolidated indebtedness. Included in this amount are $34.9 million of loans outstanding, net of discount, to an affiliate of Carl Berg, $27.4 million of accumulated interest associated with those loans and $19.9 million of principal and interest outstanding with a third party finance company, iStar. The loan to iStar matures in fiscal 2011, beginning with monthly payments, starting in July 2010, of $1.0 million per month in principal plus accrued interest, with a final payment of $13 million in principal and accrued interest due in February 2011. Our outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock held by affiliates of Carl Berg are redeemable by the holders for up to $8.6 million, plus accrued dividends which, as of March 31, 2010, which were approximately $0.8 million. Our substantial indebtedness and other obligations could negatively affect our current and future operations. For example, it could:

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

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

•	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

•	rate of adoption of our energy storage systems;

•	deferral of customer orders in anticipation of new products from us or other providers of batteries and related technologies;

•	timing of deferred revenue components associated with large orders;

•	new product releases, licensing or pricing decisions by our competitors;

•	commodity and raw materials component prices;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	effect of changes to our product distribution strategy and pricing policies;

•	changes in the mix of domestic and international sales;

•	rate of growth of the markets for our products; and

•	other risks described below.

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

The process of developing our products is complex and failure to anticipate our customers’ changing needs and to develop products that receive widespread customer acceptance could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.  For example, if we are unable to develop, manufacture and market our Energy Storage Systems and gain wide customer acceptance of those systems, our business, results of operations and financial condition could be harmed.

The demand for batteries in the transportation and other markets depends on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low fuel prices could adversely affect demand for electric and hybrid electric vehicles.

We believe that much of the present and projected demand for advanced batteries in the transportation and other markets results from recent increases in the cost of oil, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of oil decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternate forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively affects the environment, the demand for our batteries could be reduced, and our business, prospects and revenue may be harmed.

Gasoline, diesel and other fuel prices have been extremely volatile, and this continuing volatility is expected to persist. Lower fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If fuel prices remain at deflated levels for extended periods of time, the demand for hybrid and electric vehicles may decrease, which would have a material adverse effect on our business and prospects.

Adverse business or financial conditions affecting the automotive industry may have a material adverse effect on our development and marketing partners and our battery business.

We are seeking to enter into certain agreements with certain worldwide automotive manufacturers and tier 1 suppliers regarding their PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, labor issues and other business and financial challenges, which have substantially worsened as a result of the current U.S. and global economic slowdown. The viability of the "Big Three" U.S. auto manufacturers, particularly GM and Chrysler, remains unclear. As a result, these and other automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. Adverse business or financial conditions affecting individual automotive manufacturers or tier 1 suppliers or the automotive industry generally, including potential additional bankruptcies of automotive companies and their suppliers, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business.

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2010, Segway Inc., and Smith Electric Vehicles, US Corp contributed 25%, and 12%, of our revenues, respectively.  We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of these customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

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

We have encountered problems in our production process that have limited our ability at times to produce sufficient batteries to meet the demands of our customers. If these issues recur and we are unable to timely resolve these problems, our inability to produce batteries will have a material adverse effect on our ability to grow revenues and maintain our customer base.

Problems in our production processes could limit our ability to produce a sufficient number of batteries to meet the demands of our customers. Production issues likely will have a negative effect on gross margins as manufacturing yields will suffer. Any inability to timely produce batteries and other products would have a material adverse effect on our ability to grow revenues and maintain our customer base.

We have underutilized manufacturing capacity that may limit our ability to become profitable.

Through our Chinese WOFEs, we lease and have equipped a 13,000 square meter facility for manufacturing and testing of our batteries. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

To be successful, we must cost-effectively manufacture commercial quantities of our technologically-complex batteries that meet our customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to further reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly owned foreign enterprises in China. We currently manufacture our batteries and assemble our products in China. We are dependent on the performance of our manufacturing partners, as well as our own manufacturing operations to manufacture and deliver our products to our customers. We have experienced production process issues, which have limited our ability to produce a sufficient number of batteries to meet current demand. For example, during the third quarter of fiscal year 2008, our anticipated revenue was adversely affected due to the temporary suspension of production and shipments at our China facility in order to implement a component change on a circuit board.  If we fail to correct these issues in a manner that allows us to meet customer demand, or if any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and adversely affect our ability to attract future customers.

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

We currently depend on a sole supplier, Tianjin Lishen Battery Joint-Stock Co., Ltd., for our cylindrical cells, and a limited number of suppliers for certain other key raw materials, such as electrolyte and anode material, used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. For example, late in the fourth quarter of fiscal year 2010, we experienced production delays as a result of quality issues with cylindrical cells supplied by Lishen. In order to alleviate this in the future we are in the process of identifying a second source for this component. In the past, we have also experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

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

To implement our growth strategy successfully, we will have to increase our staff in China, with personnel in manufacturing, engineering, sales, marketing, and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. In fiscal year 2010, we replaced the general manager of our China operation. In addition, our Director of Finance for our China operations resigned, and we are currently in the process of finding a suitable replacement.  Turnover in these positions could impair our ability to execute our plans for growth and adversely affect our future profitability.

International political events and the threat of ongoing terrorist activities could interrupt manufacturing of our batteries and our products at our OEM facilities or our own facilities and cause us to lose sales and marketing opportunities.

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan and elsewhere, and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. International political instability resulting from these events could temporarily or permanently disrupt manufacturing of our batteries and products at our OEM facilities or our own facilities in Asia and elsewhere, and have an immediate adverse effect on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that use our batteries has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing in the overall economy, such as the telecommunications, industrial and utility industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our products, and the U.S. economy as a whole are uncertain. The recent global economic recession exacerbated uncertainty in many aspects of the manufacture and sales of our products. Terrorist activities could temporarily or permanently interrupt our manufacturing, development, sales and marketing activities anywhere in the world. Any delays also could cause us to lose sales and marketing opportunities, as potential customers would find other vendors to meet their needs. The consequences of any additional terrorist attacks, or any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

Our ability to compete successfully will depend on whether we can protect our existing proprietary technology and manufacturing processes. We have filed a lawsuit against a company in Canada alleging infringement of certain Canadian patents, as described in further detail in Item 3. “Legal Proceedings”. We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. These measures may not be adequate to safeguard the proprietary technology underlying our batteries. Employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies in the event of their breaches. Furthermore, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. Moreover, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Even where intellectual property enforcement is strong, enforcing our intellectual property against competitors and other infringers is time-consuming and extremely expensive. Financial and human resources for further enforcement efforts concurrent with those already underway are limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

Intellectual property infringement claims brought against us could be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, we have been named in a lawsuit which alleges that our Saphion I cathode material infringes two patents owned by the University of Texas that we describe in further detail in “Item 3. “Legal Proceedings”. An adverse decision in this litigation could force us to do one or more of the following:

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

In the past, we have identified material weaknesses in our internal control over financial reporting. Although we believe that we have remediated those material weaknesses and concluded our controls are effective as of March 31, 2010, if we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

In connection with our prior financial audits, we have identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. These material weaknesses were as follows:

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

While we hired Ross A. Goolsby as our Chief Financial Officer in November 2008 and have otherwise expanded our finance, accounting and disclosure staff, we cannot assure you that similar material weaknesses or other material weaknesses will not recur.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers. For a more detailed discussion regarding material weaknesses, see Item 8A. "Controls and Procedures".

Our international business operations could be disrupted.

Our headquarters is located in Austin, Texas and our research and development center is in Las Vegas, Nevada.  We also operate a sales and service facility in Mallusk, Northern Ireland, and our manufacturing operations in Suzhou, China.  If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of SARS, avian flu, swine flu or another widespread public health problem in China or the United States could have a negative effect on our operations.

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

The government of China continues to exercise substantial control over the Chinese economy which could have a negative effect on our business.

The government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. China’s continued commitment to reform and the development of a vital private sector in that country have, to some extent, limited the practical effects of the control currently exercised by the government over individual enterprises. However, the economy continues to be subject to significant government controls, which, if directed towards our business activities, could have a significant adverse effect on us. For example, if the government were to limit the number of foreign personnel who could work in the country, substantially increase taxes on foreign businesses or impose any number of other possible types of limitations on our operations, our ability to conduct our business would be significantly adversely affected.

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

We have relocated most of our manufacturing and development operations to China. We may not be able to find or retain suitable employees in China and we may have to train personnel to perform necessary functions for our manufacturing, senior management and development operations. This may divert management’s attention, lead to disruptions in operations and delay implementation of our business strategy, all of which could negatively affect our profitability.

Our operations could be materially interrupted, and we may suffer significant loss, in the case of fire, casualty or theft at one of our manufacturing or other facilities.

Firefighting and disaster relief or assistance in China is substandard by Western standards. In the event of any material damage to, or loss of, the manufacturing plants where our products are or will be produced due to fire, casualty, theft, severe weather, flood or other similar causes, we would be forced to replace any assets lost in such disaster. Thus our financial position could be materially compromised or we might have to cease doing business. We maintain insurance in China to minimize this risk, but we cannot be sure that such insurance will be sufficient.

In October 2009, we experienced a fire in a leased, unoccupied, offsite warehouse facility housing certain of its raw materials, finished goods inventory, and fixed assets, in Suzhou, China.  Management concluded that a material charge for impairment with respect to certain inventory and fixed assets was required under GAAP, and we recorded a liability for the payment of Chinese VAT with respect to certain inventory which was consumed by the fire.  Although insurance proceeds covered a significant portion of this loss, we cannot be sure that a fire or other similarly destructive event at one of its facilities in the future would not materially affect our financial position or disrupt our operations in the future. In addition, as a result of this claim, our insurance costs may rise.

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

Competition in the rechargeable battery industry is intense. The industry consists of several major and emerging domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. Further, a number of our competitors have received or may in the future receive grants, subsidies or incentives from federal, local and state governments, which may provide them with lower cost capital and a competitive advantage. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-SLI lead-acid batteries. These suppliers include, but are not limited to; Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT, A123 Systems, and Ener1, as well as numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

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

The transportation of lithium-ion batteries is regulated both domestically and internationally.  Our U-Charge® Power System is classified as a Class 9 hazardous material for shipping purposes pursuant to regulations published by the U.S. Department of Transportation (DOT) and the International Air Transport Association.  We package and offer for transport the U-Charge® Power System in compliance with all DOT and IATA regulatory requirements.  On January 11, 2010, the DOT proposed new regulations on lithium ion batteries.  At present, it is not known if or when the proposed regulations would be adopted or whether these new regulations may eventually be adopted by IATA.  Compliance with these new DOT regulations could result in additional costs for shipping the U-Charge® Power System and delay the introduction of new products.

Our international business operations could be disrupted.

Our headquarters is located in Austin, Texas and our research and development center is in Las Vegas, Nevada.  We also operate a sales and service facility in Mallusk, Northern Ireland, and our manufacturing operations in Suzhou, China.  If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of SARS, avian flu, swine flu or another widespread public health problem in China or the United States could have a negative effect on our operations.

Risks Associated With Ownership of Our Stock

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of March 31, 2010, our officers, directors and their affiliates as a group beneficially owned approximately 54.8% of our outstanding common stock, of which our Chairman Carl Berg and his affiliates beneficially owned approximately 51.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

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

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. On March 8, 2010, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2).  We were provided a 180-day grace period to regain compliance with the Listing Rule. On April 20, 2010, we received a letter from The NASDAQ Stock Market confirming that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days.  As a result of our having satisfied the minimum bid price requirement for at least 10 consecutive business days, The NASDAQ Stock Market has informed us that this matter was closed. Subsequently, however, our stock price has continued to fluctuate, closing below $1.00 on several occasions in April, May, and June 2010.  If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, we could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

Our stock price is volatile, which could result in a loss of your investment.

The market price of our common stock has been and is likely to continue to be highly volatile.  During the fiscal year ended March 31, 2010, the sales price of our common stock ranged from $0.75 to $2.30 per share.  Factors that may have a significant effect on the market price of our common stock include the following:

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2010, we had issued 131,972,224 shares of common stock and have 1,803,144  shares in treasury stock. In addition, at March 31, 2010, we had 8,303,952 shares of our common stock reserved for issuance under warrants and stock options plans. On April 30, 2009, our Board of Directors adopted the 2009 Equity Incentive Plan under which 3,000,000 shares (or share equivalents) were initially reserved for issuance. The shares (or share equivalents) available for issuance under this plan could increase to as much as 16,500,000 pursuant to the annual increase provisions of the plan. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price of $1.98 and $2.96, respectively) (in addition to any shares that may be issued with respect to the conversion of accrued dividends).

Equity transactions occurring in the future, including sales under our At Market Issuance Sales Agreement and sales of stock at a discount under our Common Stock Purchase Agreement with Seaside 88, LP, would result in immediate dilution to current equity holders and, as a result, our stock price may go down.

Future equity transactions, including the sale of shares of common stock or preferred stock, sales under our Common Stock Purchase Agreement with Seaside 88, LP, sales under our At Market Issuance Sales Agreement, or the exercise of options or warrants or other convertible securities, would result in dilution and, as a result, our stock price may go down. In October 2009 we entered into a Common Stock Purchase Agreement with Seaside 88, LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.  The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current holders.  In addition, in February 2008 we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., amended in July 2009, which provides that, upon the terms and subject to the conditions set forth therein, we may, through Wm. Smith & Co. acting as sales agent, issue and sell up to 10 million shares of our common stock.  To date, a total of 5.9 million of the aggregate shares authorized for sale through Wm. Smith & Co. have been sold and 4.1 million remain available for future issuance under the agreement. Further, as opportunities present themselves from time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions.  Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options may be issued to employees and third parties, with exercise prices equal to market. Exercise of in-the-money options, warrants and other convertible securities will result in dilution to existing stockholders; the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

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

In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse effect in investor perceptions and a decline in the market price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located in a leased facility in Austin, Texas. We also have a leased research and development facility in Las Vegas, Nevada. Our two wholly owned foreign enterprises in China lease two separate facilities, totaling 13,000 square meters in Suzhou, China. Our sales and OEM manufacturing support center is located in Mallusk, Northern Ireland.

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

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of our commercial battery products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action was stayed by the Court pending a final determination of reexaminations of the two patents by the USPTO.  The reexaminations are complete and Hydro-Quebec has filed an amended Complaint alleging infringement of certain amended claims in the two reexamined patents.  We have filed a response denying the allegations in the amended complaint as well as filing a counter complaint seeking damages from Hydro-Quebec, the University of Texas, and Phostech.  The litigation is now proceeding.

We are subject, from time to time, to various claims and litigation in the normal course of business. In our opinion, all pending legal matters will not have a material adverse effect on our consolidated financial statements.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “VLNC.” As of May 28, 2010, we had approximately 637 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

The following table sets forth the quarterly high and low closing sales prices of our common stock during fiscal years 2010 and 2009, respectively:

	Closing Sales Prices
	High	Low
Fiscal year 2010:
Quarter ended June 30, 2009	$2.30	$1.78
Quarter ended September 30, 2009	1.95	1.36
Quarter ended December 31, 2009	1.78	0.84
Quarter ended March 31, 2010	1.09	0.75

Fiscal year 2009:
Quarter ended June 30, 2008	$4.82	$2.78
Quarter ended September 30, 2008	4.43	2.24
Quarter ended December 31, 2008	3.49	1.24
Quarter ended March 31, 2009	2.30	1.09

The following table includes, as of March 31, 2010, information regarding common stock authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4, 045,652	$2.25	2,643,300
Equity compensation plans not approved by security holders (1)	1,500,000	1.61	—
Total	5,545 ,652	$2.08	2,643,300

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

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Valence Technology, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 31, 2005 to March 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Valence Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

	3/05	3/06	3/07	3/08	3/09	3/10

Valence Technology, Inc.	100.00	81.11	38.44	143.65	69.38	27.69
NASDAQ Composite	100.00	119.97	134.27	118.46	85.30	142.80
NASDAQ Electronic Components	100.00	111.52	103.15	100.10	66.59	107.00

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 5. SELECTED FINANCIAL DATA

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

	Fiscal Year ended March 31,
(in thousands except per share data)	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues
Battery and systems sales	$15,751	$24,814	$20,191	$15,971	$16,490
Licensing and royalty revenue	329	1,343	586	703	724

Total revenue	16,080	26,157	20,777	16,674	17,214
Cost of sales	14,093	25,682	18,956	16,366	25,454
Gross margin / (deficit)	1,987	475	1,821	308	(8,240)
Operating Expenses :
Research and product development	4,464	4,333	3,772	3,982	5,408
Selling, general and administrative	15,032	11,994	12,230	12,406	14,383
Loss / (gain) on disposal of assets	—	137	16	62	(445)
Asset impairment charge	301	731	154	52	170
Other	—	—	—	24	(108)
Total operating expenses	19,797	17,195	16,172	16,526	19,408
Operating loss	(17,810)	(16,720)	(14,351)	(16,218)	(27,648)
Foreign exchange gain	44	605	1,258	260	73
Interest (expense)/income, net	(4,950)	(5,111)	(6,347)	(6,293)	(5,003)
Casualty loss	(300)	—	—	—	—
Net Loss	(23,016)	(21,226)	(19,440)	(22,251)	(32,724)
Dividends on preferred stock	172	172	173	172	172
Preferred stock accretion	—	—	—	—	28
Net loss attributable to common stockholders	$(23,188)	$(21,398)	$(19,613)	$(22,423)	$(32,924)

Net loss per share-basic and diluted	$(0.18)	$(0.18)	$(0.18)	$(0.22)	$(0.37)

Weighted average shares outstanding-basic and diluted	126,211	119,370	111,593	99,714	89,298

Balance Sheet Data :
Cash and cash equivalents	3,172	4,009	2,616	1,168	612
Working (deficit) capital	(13,076)	13,889	11,200	7,382	(4,250)
Total assets	21,032	29,636	27,158	19,200	11,632
Long-term debt, and long-term debt to stockholder, net of discount	34,848	34,766	53,607	52,390	51,112
Redeemable convertible preferred stock	8,610	8,610	8,610	8,610	8,610
Accumulated deficit	(580,845)	(557,657)	(536,260)	(516,647)	(494,224)
Total stockholders’ deficit	(79,115)	(67,185)	(67,317)	(67,918)	(76,212)

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Total revenue in fiscal year 2010 was $16.1 million, a decrease of 39% compared to the prior fiscal year. We believe revenue will grow in fiscal year 2011, as compared to fiscal year 2010, from new customer sales due to the increasing demand in the U.S. and EMEA (Europe, Middle East and Africa) markets for alternative energy solution systems. We expanded the capacity of our China manufacturing and support operations in our two wholly-owned subsidiaries in anticipation of increased demand.

Going Concern

As a result of our limited cash resources and history of operating losses there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by our Chairman Carl Berg and/or his affiliates. Recently, we have depended on our Common Stock Purchase Agreement with Seaside 88, L.P., and to a limited extent on sales of common stock under an At-Market Issuance Agreement with Wm. Smith & Co.  Seaside 88’s bi-weekly common stock purchase obligations expire in October 2010, and are subject to certain conditions, including that our stock trade above a volume weighted average price of $1 in the period prior to each bi-weekly purchase, which we have violated on several occasions, resulting in our having failed to sell 5.9 million shares under this arrangement. If we are unable to obtain financing from Mr. Berg or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during fiscal 2011.

2010 Highlights

Key product introductions and milestones based on our Lithium Iron Magnesium Phosphate technology during the current year include:

•
In the fourth quarter of fiscal year 2010, we introduced a Revision 2 of our U-Charge® Lithium Phosphate Energy Storage Systems. Our U-Charge® systems feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. This Revision 2 of our U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell and pack balancing, battery monitoring and diagnostics, and certain field repairability.

•
Although we discontinued the manufacture and marketing of our Epoch™  line of commercial products in fiscal year 2009, we have continued the development of our Epoch™ battery management system technology, using Smart battery command and control logic. The benefits of the Epoch™ battery management system technology are being integrated into our U-Charge® product line. The attributes embodied in Epoch™ battery management system technology include communications, control, reliability, modularity and measurement feature enhancements. We believe that Epoch™ battery management system technology offers design and performance capabilities that will facilitate adoption in automotive, industrial, UPS, telecommunications, aerospace and military markets not traditionally served by other lithium-ion solutions. We believe that his technology will allow us to offer more customer focused solutions based upon our proven technology.

Our research and development efforts are focused on the design of new products utilizing our lithium iron magnesium phosphate chemistry, the continuous improvement of the manufacturing process of our second and third generation lithium phosphate technology, the development of different cell constructions to optimize power and size for new applications, as well as developing future materials based on our lithium ion phosphate technology platform.

Our business headquarters is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development center is in Suzhou, China.

Result of Operations

Fiscal Years Ended March 31, 2010 (Fiscal Year 2010), March 31, 2009 (Fiscal Year 2009) and March 31, 2008 (Fiscal Year 2008)

The following table summarizes the results of our operations for the past three fiscal years (in thousands except for share data):

	Fiscal year Ended
		Change Increase/ (Decrease)1			Change Increase/ (Decrease)
	3/31/2010	$	%	3/31/2009	$	%	3/31/2008
Revenues:
Battery and system sales	$15,751	$(9,063)	(37)%	$24,814	$4,623	23%	$20,191
Licensing and royalty revenue	329	(1,014)	(76)%	1,343	757	129%	586
Total revenues	16,080	(10,077)	(39)%	26,157	5,380	26%	20,777
Cost of products sold	14,093	(11,589)	(45)%	25,682	6,726	35%	18,956
Gross margin	1,987	1,512	318%	475	(1,346	(74)%	1,821
Operating and other expenses	19,496	3,169	19%	16,327	325	2%	16,002
Loss /(gain) on disposal of assets	—	(137)	(100)%	137	121	756%	16
Impairments, restructuring, contract settlement charges	301	(430)	(430)%	731	577	375%	154
Total operating expenses	19,797	2,602	15%	17,195	1,023	6%	16,172
Operating loss	(17,810)	(1,090)	7%	(16,720)	(2,369)	17%	(14,351)
Other(expense) income, net	(5,206)	(700)	16%	(4,506)	583	(11)%	(5,089)
Net loss	(23,016)	(1,790)	8%	(21,226)	(1,786)	9%	(19,440)
Dividends and accretion on preferred stock	172	(0)	(0)%	172	(1)	1%	173
Net loss available to common stockholders	$(23,188)	$(1,790)	8%	$(21,398)	$(1,785)	9%	$(19,613)
Net loss per share available to common stockholders, basic and diluted	$(0.18)	$(0)	(0)%	$(0.18)	$0.00	(23)%	$(0.18)
Shares used in computing net loss per share available to common stockholders, basic and diluted	126,211	6,841	6%	119,370	11,879	7%	111,593

Revenues and Gross Margin

Battery and system sales: Battery and systems sales totaled $15.8 million for the year ended March 31, 2010, as compared to $24.8 million for the year ended March 31, 2009, and $20.2 million for the year ended March 31, 2008. The decrease in revenue in fiscal year 2010, compared to fiscal year 2009, was primarily due to decreased demand of large-format battery sales of the U-Charge® products to existing customers and decreased demand for custom batteries designed for Segway. The increase in revenue in fiscal year 2009, compared to fiscal year 2008 was primarily due to higher large-format battery sales of the U-Charge® product to new and existing customers. The increase in revenues in fiscal year 2008, compared to fiscal year 2007, was primarily due to additional sales of the large-format batteries, to new and existing customers, which include U-Charge®, and custom batteries designed for Segway. We had approximately $0.1 million  and $0.4 million in deferred revenue on our balance sheet at March 31, 2010 and March 31, 2009, respectively, primarily related to sales shipping in the end of the fourth quarter. Segway sales accounted for 25%, 46%, and 55% of our total product sales in fiscal years 2010, 2009, and 2008, respectively. The large-format battery system sales represent 65%, 45%, and 30%, of our total revenue for fiscal years 2010, 2009, and 2008, respectively.  We expect sales of the large-format battery system to increase during fiscal 2011, due to the growing demand of alternative energy storage systems and the fulfillment of current sales agreements.  The increase in demand in alternative energy solutions is driven largely by the sustained high cost of fossil fuels and a market focus on environmentally friendly energy solutions.  We did not experience any material effect of inflation on our battery and system sales in the three most recent fiscal years.

Licensing and Royalty Revenue: Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Fiscal year 2010 licensing and royalty revenue was $0.3 million, as compared to $1.3 million in fiscal year 2009, and $0.6 million in fiscal year 2008. Licensing and royalty revenue decreased during fiscal year 2010 due to decreased demand from the end customers that are supplied under our agreement with VARTA Microbattery GmbH.  During fiscal year 2010, we continued to receive revenue from the agreement with Amperex Technology Limited. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Gross Margin/(Deficit): Gross margin as a percentage of revenue was 12% for the fiscal year ended March 31, 2010 as compared to 2% for the fiscal year ended March 31, 2009, and a gross margin of 9% for the fiscal year ended March 31, 2008. During fiscal year 2010, gross margin as a percentage of revenue increased mainly due to improved manufacturing efficiencies despite the decrease in overall demand, and the absence of significant material obsolescence charges for discontinued product lines, such as Epoch™ and N-Charge®, which occurred in fiscal year 2009. During fiscal year 2009, the gross margin decreased due to charges to cost of products sold related to the discontinued material costs of Epoch™ and N-Charge®, totaling $2.6 million, or 10% of revenue, as compared to fiscal year 2008. In fiscal year 2008, the improvement in our manufacturing efficiency contributed to the increase in our gross margin. In addition, during fiscal year 2008, a vendor agreed to provide a credit of approximately $0.4 million for defective materials that had been received and written off by the Company in fiscal year 2007.  As a result, included in fiscal year 2008 gross margin is a $0.4 million reduction of cost of goods which contributed to our improved gross margin.  We expect cost of sales, as a percentage of sales, to decrease as production volumes increase and as the lower-cost strategy improves the manufacturing efficiency. We did not experience any material effect of inflation on our gross margin or operating expense in the three most recent fiscal years.

Operating Expenses

The following table summarizes our operating expenses during each of the past three fiscal years (in thousands):

	Fiscal Year Ended
		Change			Change
	3/31/2010	$	%	3/31/2009	$	%	3/31/2008
Operating expenses
Research and product development	$4,464	$131	3%	$4,333	$564	15%	$3,772
Marketing	2,614	(308)	(11)%	2,922	475	19%	2,447
General and administrative	12,418	3,346	37%	9,072	(516)	(6)%	9,784
Loss /(gain) on disposal of assets	—	(137)	(100)%	137	121	756%	16
Asset impairment charge	301	(430)	(59)%	731	577	375%	154
Total operating expenses	$19,797	$2,602	15%	$17,195	1,023	(2)%	$16,172
Percent total revenue	123%			66%			62%

Operating expenses as a percentage of revenue increased to 123% in fiscal year 2010, versus 66% in fiscal year 2009, and 62% in fiscal year 2008. The increase in fiscal year 2010 is mainly due to a year over year increase of approximately $1.9 million in litigation expenses resulting from the prosecution and defense of our intellectual property.

Research and Product Development: Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $4.5 million in fiscal year 2010, $4.3 million in fiscal year 2009, and $3.8 million in fiscal year 2008. During fiscal year 2010, research and development remained relatively flat compared to fiscal year 2009. Research and development expenses increased by $0.6 million, or 15%, in fiscal year 2009, as compared to fiscal year 2008, primarily due to increased wage and salary expenses, and increased product development expenses.  During fiscal year 2010, $0.6 million of share based compensation was allocated to research and development expenses as compared to $0.1 million in fiscal year 2009, and $0.3 million in fiscal year 2008.  We expect research and development expenses to remain relatively steady as we create and develop new products.

Marketing: Marketing expenses consist primarily of costs related to sales and marketing personnel, and public relations and promotional materials. Marketing expenses in fiscal year 2010 were relatively flat, at $2.6 million, as compared to fiscal year 2009, which were $2.9 million. This represents a decrease of $0.3 million, or 11%, in fiscal year 2010, as compared to fiscal year 2009. Marketing expenses in fiscal year 2009 were $2.9 million, as compared to fiscal year 2008, which were $2.5 million. The increase in cost during fiscal year 2009, as compared to fiscal year 2008, was primarily related to additional wage and salary expenses related to new employees, and travel and trade show expenses.  During fiscal year 2010, $0.2 million of share based compensation was allocated to marketing expenses as compared to $0.3 million in fiscal year 2009, and $0.3 million in fiscal year 2008.  We expect marketing expenses to increase as we focus on building a stronger market presence and continue to reach new customers.

General and Administrative: General and administrative expenses consist primarily of wage and salary expenses, share based compensation  expense, and other related costs for finance, human resources, facilities, information technology, legal, audit, insurance and corporate-related expenses. General and administrative expenses in fiscal year 2010 were $12.4 million, which was $3.4 million, or 37%, higher than fiscal year 2009, which had general and administrative expenses of $9.1 million. General and administrative expenses in fiscal year 2010 increased primarily due to a $1.9 million increase in legal costs associated with the defense of our intellectual property, and a $1.0 million increase in share based compensation expenses from the granting of stock option awards to directors and executives in fiscal year 2010. In addition, wages and salaries increased $0.4 million in fiscal year 2010, as compared to fiscal year 2009, as a result of the addition of several finance and executive level personnel in fiscal year 2010. Share based compensation expense was $1.4 million in fiscal year 2010, as compared to $0.3 million in fiscal year 2009, and $1.7 million in fiscal year 2008. Fiscal year 2009 general and administrative expenses of $9.1 million represented a decrease of $0.5 million, or 6%, over fiscal year 2008 expenses. We expect general and administrative expenses to increase in line with our associated needs as the company grows. We also expect litigation expenses to increase as the litigation matters continue and advance to trial.

Other Costs Related to Our Manufacturing Transition

Impairment Charge: Impairment charges of approximately $0.3 million, $0.7 million, and $0.2 million were recorded during fiscal years 2010, 2009 and 2008, respectively. The fiscal year 2010 impairment charge was the result of our annual fixed asset inventory count and audit for idle or damaged assets in our China production facility. The fiscal year 2009 impairment charge relates to fixed assets that were purchased for the expansion of our production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by these acquisition of these assets will not be necessary to meet expected demand until later than initially expected. The 2008 impairment charge was related to a write-down of machinery and equipment as a result of our annual fixed asset inventory count and audit.

Gain/Loss on Sale of Assets: Loss on sales of assets amounted to approximately $0.1 million and less than $0.1 million, in fiscal years 2009, and 2008, respectively, and resulted primarily from consolidating our China operations into two plants in Suzhou, China, and the resulting sale of related equipment that was not required in our manufacturing and development operations in Suzhou, China.

Interest Expense

Interest Expense: Interest expense relates to our long-term debt with a stockholder and a third party creditor. Interest expense was $5.0 million, $5.2 million, and $6.4 million for the fiscal years 2010, 2009, and 2008, respectively. Interest expense fluctuations are a result of changes in the underlying interest rate on one of the loans, which is indexed to the Libor rate.

Casualty Loss

Property and Casualty Loss. In the second quarter of fiscal year 2010, we experienced a fire at an offsite warehouse in Suzhou, China, which contained certain fixed assets and inventory. We settled a claim with our insurance carrier during the fourth quarter of fiscal year 2010 for $3.2 million related to this fire. We continue to have clean up costs and expenses associated with the repair of the damaged building continuing into fiscal year 2011, and we have accrued for all expected liabilities and costs as of March 31, 2010. We have approximately $0.6 million in liabilities accrued as of March 31, 2010 for the expected costs associated with the clean up and remediation of the leased building which was damaged in the fire. The total amount of inventory consumed in the fire was approximately $2.7 million, and the total amount of fixed assets consumed in the fire was approximately $0.2 million. In addition, a Value Added Tax (“VAT”) liability was assessed on these items as they were carried without VAT being previously assessed on them. In December of 2009, a $0.6 million payment was made to local Chinese authorities against the previously recorded VAT liability.

Liquidity and Capital Resources

At March 31, 2010, our principal source of liquidity was cash and cash equivalents of $3.2 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following March 31, 2010, nor do we anticipate product sales during fiscal 2011 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during the remaining fiscal year.

The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2010, 2009, and 2008 (in thousands):

	Fiscal Year Ended March 31,
	2010	2009	2008
Net cash flows provided by (used in)
Operating activities	$(9,691)	$(15,423)	$(14,660)
Investing activities	(231)	(3,555)	(1,628)
Financing activities	9,086	20,359	17,709
Effect of foreign exchange rates	(1)	12	(27)
Net (decrease) increase in cash and cash equivalents	$(837)	$1,393	$1,448

Our use of cash from operations during fiscal year 2010, fiscal year 2009, and fiscal year 2008 was $9.7 million, $15.4 million, and $14.7 million, respectively. The cash used for operating activities during all periods was primarily for operating losses and working capital requirements. Cash used for operating activities in fiscal year 2010 was lower than in fiscal year 2009 mainly due to the receipt of insurance proceeds from a fire in an offsite warehouse in our China operations that consumed inventory and fixed assets, and the decrease in inventory due to management’s ongoing focus on reducing inventory levels in fiscal year 2010 to meet the reduced customer demand. Cash used for operating activities in fiscal year 2009 was higher than cash used for operating activities in fiscal year 2008 primarily due to increased spending on salaries and wages in fiscal year 2009, and the collection of accounts receivable in fiscal year 2009, as compared to fiscal year 2008.

In fiscal years 2010, 2009, and 2008, we spent net cash from investing activities of $0.2 million, $3.6 million, and $1.6 million, respectively, primarily on property, plant, and equipment for our China facilities.

We obtained net cash from financing activities of $9.1 million, $20.4 million, and $17.7 million during fiscal years 2010, 2009, and 2008, respectively. Net cash provided by financing activities in fiscal year 2010 includes $4.3 million of common stock sold under the Common Stock Purchase Agreement with Seaside, $3.5 million in sales of our common stock to Carl Berg, $1.2 million of common stock sold under our At Market Issuance Sales Agreement with Wm. Smith & Co, and $0.1 million received from the exercise of stock options by employees. The fiscal year 2009 financing activities include $10.2 million in sales of common stock to private investors, $9.2 million from the conversion of notes payable to common stock and the exercise of warrants held by Berg & Berg,  and $0.9 million from the exercise of stock options by employees. The fiscal year 2008 financing includes $8.2 million in sales of common stock to private investors and $9.0 million in sales of common stock to Carl Berg and his affiliates.

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

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP, or Seaside, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock.   The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stock holders.  As of March 31, 2010, we have sold 3,900,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $4.5 million before offering expenses and finder’s fee. In the third and fourth quarter of fiscal year 2010, our stock price closed below $1.00 in trading on numerous occasions. A condition of our share sale agreement with Seaside requires that our stock maintain a three day volume weighted average price above $1.00 in order for a share sale to occur.  As a result, the sale of 3,900,000 shares was not consummated in six different closes between December 2009 and March 31, 2010.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”).  Concurrent with entering into this At Market Issuance Sales Agreement, we provided notice of termination of the Controlled Equity Offering Sales Agreement dated April 13, 2006 that we previously entered into with Cantor Fitzgerald & Co.

In accordance with terms of the At Market Issuance Sales Agreement, we may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, which includes sales made directly on the NASDAQ Capital Market, the existing trading market for the Company’s common stock, or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and the Company. Unless the Company and the Sales Agent agree to a lesser amount with respect to certain persons or classes of  persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Agreement will be 6.0% of the gross proceeds of the sales price per share.

Through March 31, 2010, we had sold 4,898,907 shares with gross proceeds of $16.3 million under the At Market Issuance Sales Agreement.  As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement.

At March 31, 2010, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of March 31, 2010 totaled approximately $0.8 million.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2010 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources. We intend to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

Related Party Transactions

On February 22, 2010, Berg & Berg purchased 1,086,957 shares of common stock for cash at a price per share of $0.92 for an aggregate purchase price of $1.0 million. The purchase price per share equaled the closing bid price of the Company’s common stock as of February 22, 2010.

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

On November 15, 2008, Berg & Berg purchased approximately 1.7 million shares of the Company’s common stock. As payment of the purchase price of the common stock, Berg & Berg surrendered certain promissory notes issued on July 23, 2008 and amended September 30, 2008 ($542,000 in principal and approximately $14,000 in accrued interest), and June 26, 2008 ($2.5 million in principal and approximately $78,000 in accrued interest). The surrendered promissory notes were the second and first working capital loan installments, respectively, made pursuant to an agreement between the Company and Berg & Berg whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order to supplement the Company’s working capital and other financial needs. This agreement expired on November 15, 2008, and accordingly, all outstanding amounts were paid on November 15, 2008. No future draws can be taken against this loan.

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

Capital Commitments and Debt

At March 31, 2010, we had no commitments for capital expenditures relating to manufacturing equipment. We do not anticipate that we will be required to make additional capital expenditures in order to meet greater demand levels for our products than are currently anticipated and/or to support our transition of operations to China.

At March 31, 2010, our cash obligations for short-term and long-term debt principal and interest consisted of (in thousands):

March 31, 2010
2005 short-term debt	$20,000
Current portion of interest on short-term debt	79
1998 long-term debt to stockholder	14,950
2001 long-term debt to stockholder	20,000
Long term portion of interest on debt	27,383
Total	$82,412

At March 31, 2010, our repayment obligations of short-term and long-term debt principal are (in thousands):

	Fiscal Year ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Principal repayments	$20,000	$—	$34,950	$—	$—	$—	$54,950

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2010, we had approximately $82.4 million of total consolidated indebtedness, including accrued interest. Included in this amount are $35.0 million of loans outstanding, to an affiliate of Carl Berg, $27.4 million of accumulated interest associated with those loans and $20.0 million of principal and interest outstanding with a third party finance company. The loans to a third party mature in fiscal year 2011, beginning with monthly payments, starting in July  2010, of $1.0 million per month plus accrued interest, with a final payment of $13.0 million in principal and accrued interest due in February 2011.

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005.  Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date.  There currently are no redemption deadlines.  As set forth above, although dividends are not due, they are continuing to accrue, which was approximately $0.8 million  as of March 31, 2010. The total below for redemption of convertible preferred stock includes accrued dividends.

If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

Contractual Obligations

At March 31, 2010, our contractual obligations and payments due by period are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt obligations, net of discount	$19,853	$19,853	$—	$—	$—
Long-term debt obligations, net of discount	34,848	—	34,848	—	—
Current and long-term interest payable	27,462	79	27,383	—	—
Operating lease obligations	1,291	526	571	194	—
Purchase obligations	8,282	8,282	—	—	—
Redemption of convertible preferred stock	8,610	8,610	—	—	—
Total	$100,346	$37,350	$62,802	$194	$—

Lease Commitments

The Company has no capital leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the U.S. The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, inventory reserves, inventory overhead absorption, warranty liabilities, and share based compensation expense. Our accounting policies are described in the Note 3 of Notes To Consolidated Financial Statements. The following further describes the methods and assumptions we use in our critical accounting policies and estimates.

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

Impairment of Long-Lived Assets

We perform a review of long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made. See Note 4 of Notes To Consolidated Financial Statements, regarding impairment of tangible and intangible assets.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations.  ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on April 1, 2009, and its adoption did not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued ASC No. 350-30, previously referred to as SFAS 142-3, Determination of the Useful Life of Intangible Assets. ASC No. 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 Intangibles – Goodwill and Other. ASC No. 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective July 1, 2009, the Company adopted ASC No. 350-30, and its adoption did not have a material effect on its consolidated financial statements

In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”).   The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material effect on its consolidated financial statements.

On June 12, 2009, the FASB issued ASC No. 810, Consolidation, previously referred to as SFAS 167, Amendments to FASB Interpretation No. 46(R), which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly affect the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect that the adoption of ASC No. 810 will have a material effect on its financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 as of September 30, 2009, and there was no change to its consolidated financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company adopted ASU No.2010-06 in its fiscal quarter ending March 31, 2010. and it did not have a material effect on its consolidated financial statements.

Risk Factors

See Item 1A of this Report.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Risk.  As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. A significant number of our employees are located in Asia. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in the China RMB. Additionally, we purchase materials and components from suppliers in Asia. While we pay many of these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. The majority of our revenues are received in U.S. dollars.

As a consequence, our gross profit, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to other foreign currencies. We have a particularly significant currency rate exposure to changes in the exchange rate between the RMB to the U.S. dollar. For example, to the extent that we need to convert U.S. dollars for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the amount we receive from the conversion.

We have not used any forward contracts, currency borrowings or derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

Interest Rate Sensitivity.  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005, with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (6.75% at March 31, 2010).

The following table presents the principal cash flows by year of maturity for our total debt obligations held at March 31, 2010 (in thousands):

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt	$—	$—	$20,000	$—	$—	$—	$20,000
Variable rate debt	$20,000	$—	$14,950	$—	$—	$—	$34,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc., and subsidiaries (the “Company”) as of March 31, 2010, and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2010, 2009, and 2008, and the results of their operations and comprehensive loss and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of Notes To Consolidated Financial Statements, the Company’s recurring losses from operations, negative cash flows from operations and net stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

PMB HELIN DONOVAN, LLP
Austin, Texas
June 14, 2010

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

	March 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,172	$4,009
Trade receivables, net of allowance of $43 and $191, respectively	2,919	3,592
Inventory, net	5,597	10,736
Shareholder receivable	—	1,062
Prepaid and other current assets	4,413	3,946
Total current assets	16,101	23,345

Property, plant and equipment, net	4,931	6,291
Total assets	$21,032	$29,636

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,815	$1,822
Accrued expenses	7,422	7,279
Short-term debt, net of debt discount	19,853	—
Deferred revenue	87	355
Total current liabilities	29,177	9,456

Long-term interest payable to stockholder	27,383	24,415
Long-term debt, net of debt discount	—	19,445
Long-term debt to stockholder, net of debt discount	34,848	34,766
Other long-term liabilities	129	129

Commitments and contingencies

Preferred Stock
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding at March 31, 2010 and 2009, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 131,972,224 shares issued and 130,169,080 shares outstanding, respectively, as of March 31, 2010, and 125,042,793 shares issued and 123,239,649 outstanding, respectively, as of March 31, 2009	132	125
Additional paid-in capital	509,909	498,646
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(580,845)	(557,657)
Accumulated other comprehensive loss	(3,147)	(3,135)
Total stockholders’ deficit	(79,115)	(67,185)
Total liabilities, preferred stock, and stockholders’ deficit	$21,032	$29,636

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

	Year ended March 31,
	2010	2009	2008
Revenue:
Battery and system sales	$15,751	$24,814	$20,191
Licensing and royalty revenue	329	1,343	586
Total revenues	16,080	26,157	20,777
Cost of sales	14,093	25,682	18,956
Gross margin	1,987	475	1,821
Operating expenses:
Research and product development	4,464	4,333	3,772
Marketing	2,614	2,922	2,447
General and administrative	12,418	9,072	9,784
Loss on disposal of assets	—	137	16
Asset impairment charge	301	731	154
Total operating expenses	19,797	17,195	16,172
Operating loss	(17,810)	(16,720)	(14,351)
Foreign exchange gain	44	605	1,258
Interest and other income	30	82	56
Interest and other expense	(4,980)	(5,193)	(6,403)
Casualty loss	(300)	—	—
Net loss	(23,016)	(21,226)	(19,440)
Dividends on preferred stock	172	172	173
Net loss available to common stockholders, basic and diluted	$(23,188)	$(21,398)	$(19,613)
Other comprehensive loss:
Net loss	$(23,016)	$(21,226)	$(19,440)
Change in foreign currency translation adjustments	(12)	532	156
Comprehensive loss	$(23,028)	$(20,694)	$(19,284)
Net loss per share available to common stockholders, basic and diluted	$(0.18)	$(0.18)	(0.18)
Shares used in computing net loss per share available to common stockholders, basic and diluted	126,211	119,370	111,593

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS)

	Common Stock		Treasury Stock		Additional	Notes Receivable		Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	from Stockholder	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at March 31, 2007	106,199	$106	—	$—	$457,611	$(5,164)	$(516,647)	$(3,824)	$(67,918)
Sale of stock to private investors	4,029	4			8,243				8,247
Sale of stock to related party	7,014	7	—	—	8,992	—	—	—	8,999
Cancellation of notes payable from stockholder in exchange for common shares	—	—	1,803	(5,164)	—	5,164	—	—	—
Exercise of stock options	197	—	—	—	463	—	—	—	463
Dividends on preferred stock	—	—	—	—	—	—	(173)	—	(173)
Share based compensation	—	—	—	—	2,348	—	—	—	2,348
Net loss	—	—	—	—	—	—	(19,440)	—	(19,440)
Change in translation adjustment	—	—	—	—	—	—	—	157	157)
Balance at March 31, 2008	117,439	$117	1,803	$(5,164)	$477,657	$—	$(536,260)	$(3,667)	$(67,317)
Sale of stock to private investors	3,260	3			10,173				10,176
Cancellation of debt as consideration for common stock warrants exercise	1,667	2	—	—	3,132	—	—	—	3,134
Exercise of stock options	444	1			905		—	—	906
Exercise of warrants	2,233	2	—	—	6,142	—	—	—	6,144
Dividends on preferred stock	—	—	—	—	—	—	(171)	—	(171)
Share based compensation	—	—	—	—	637	—	—	—	637
Net loss	—	—	—	—	—	—	(21,226)	—	(21,226)
Change in translation adjustment	—	—	—	—	—	—	—	532	532
Balance at March 31, 2009	125,043	$125	1,803	$(5,164)	$498,646	$—	$(557,657)	$(3,135)	$(67,185)
Sale of stock to private investors	4,511	4	—	—	5,376	—	—	—	5,381
Sale of stock to a related party	2,342	2	—	—	3,498	—	—	—	3,500
Exercise of stock options	76	1	—	—	132	—	—	—	133
Dividends on preferred stock	—	—	—	—	—	—	(172)	—	(172)
Share based compensation	—	—	—	—	2,184	—	—	—	2,184
Issuance of warrants	—	—	—	—	73	—	—	—	73
Net loss	—	—	—	—	—	—	(23,016)	—	(23,016)
Change in translation adjustment	—	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2010	131,972	$132	1,803	$(5,164)	$509,909	$	$(580,845)	$(3,147)	$(79,115)

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(23,016)	$(21,226)	$(19,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,155	1,625	616
Gain (loss) on disposal of assets	—	137	16
Bad debt expense (recoveries)	4	93	(47)
Accretion of debt discount and other	3,457	3,564	4,150
Asset impairment charge	301	731	154
Casualty loss	300	—	—
Contract settlement charge, other	—	—	24
Share based compensation	2,185	637	2,348
Reserve for obsolete inventory	908	—	(2,392)
Changes in operating assets and liabilities:
Trade receivables	673	3,511	(3,206)
Inventory	3,596	(1,484)	(1,404)
Prepaid and other current assets	596	(1,575)	(1,296)
Accounts payable	(8)	(2,350)	1,311
Accrued expenses and long-term interest	427	1,315	1,458
Deferred revenue	(269)	(401)	240
Net cash used in operating activities	(9,691)	(15,423)	(14,660)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(231)	(3,607)	(1,802)
Proceeds from disposal of property, plant, and equipment	—	52	174
Net cash used in investing activities	(231)	(3,555)	(1,628)

Cash flows from financing activities:
Proceeds from convertible notes payable to stockholder	—	4,502	—
Proceeds from stock option exercises	132	906	463
Proceeds from issuance of common stock & warrants, net of issuance costs	8,954	14,951	17,246
Net cash provided by financing activities	9,086	20,359	17,709

Effect of foreign exchange rates on cash and cash equivalents	(1)	12	(27)

(Decrease) increase in cash and cash equivalents	(837)	1,393	1,448
Cash and cash equivalents, beginning of year	4,009	2,616	1,168
Cash and cash equivalents, end of year	$3,172	$4,009	$2,616

Supplemental information:
Interest paid	$1,377	$1,519	$1,841
Cancellation of debt from stockholder in exchange for common shares	$—	$4,502	$—

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BUSINESS STRATEGY:

Valence Technology, Inc. and subsidiaries (“the Company”), was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on portable appliances and future generations of hybrid and electric vehicles.  Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available to us we utilize the numerous benefits of our latest energy storage technology, deep intellectual property portfolio and extensive experience of our management team.

In the fourth quarter of fiscal year 2010 we introduced a Revision 2 to our U-Charge® Lithium Phosphate Energy Storage Systems Our U-Charge® systems feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (EV), plug-in hybrid electric vehicle (PHEV) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  This Revision 2 of our U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell and pack balancing, battery monitoring and diagnostics, and certain field repairability.

The Company’s business plan and strategy focus on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through the Company’s two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of our Revision 2 U- Charge® system lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

2. GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $581 million as of March 31, 2010. For the years ended March 31, 2010, 2009, and 2008 the Company sustained net losses available to common stockholders of $23.2 million, $21.4 million, and $19.6 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2010, the Company’s principal sources of liquidity were cash and cash equivalents of $3.2 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next twelve months following March 31, 2010, nor does the Company anticipate product sales during fiscal year 2010 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

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

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative effect on the Company’s available liquidity sources during the next 12 months.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 5, of Notes To The Consolidated Financial Statements, warranty liabilities as discussed in Note 12 of Notes To The Consolidated Financial Statements, and share based compensation as discussed in Note 14 of Notes To The Consolidated Financial Statements.  Actual results could differ from those estimates.

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

RECLASSIFICATIONS:

Where appropriate, the prior years’ financial statements have been reclassified to conform to current year presentation.

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

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTELLECTUAL PROPERTY:

Intellectual property consists of acquired patents and capitalized patent costs, and is recorded at cost based on the market value of the common stock used in their acquisition. The costs are amortized over the estimated remaining life of the patents.

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

COMMON STOCK:

Common stock refers to the $0.001 par value capital stock as designated in the company’s Certificate of Incorporation. Treasury stock is accounted for using the cost method. When treasury stock is issued, the value is computed and recorded using a weighted-average basis.

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

ADVERTISING COSTS:

Advertising costs are charged to expense as incurred. Advertising expenses for fiscal years 2010, 2009 and 2008 were less than $0.1 million.

FOREIGN CURRENCY:

The assets and liabilities of the Company’s foreign subsidiaries have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations and cash flows have been translated using the average exchange rate during the year. Resulting translation adjustments have been recorded as a separate component of stockholders’ deficit as accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statement of operations as they occur.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION:

The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 14 of Notes To Consolidated Financial Statements included for further discussion of stock-based compensation.

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

	March 31,
	2010	2009	2008
Shares reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock	3,628,634	3,628,634	3,628,634
Common stock options	8,188,952	7,087,395	7,777,761
Warrants to purchase common stock	115,000	—	2,955,643
Total	11,932,586	10,716,029	14,362,038

The number of shares listed above as reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations.  At March 31, 2010, up to approximately $0.8 million in accrued dividends would be convertible into up to 911,925 shares of common stock based on the closing sales price of $0.85 on March 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) 141 (revised 2007), Business Combinations. ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on April 1, 2009, and its adoption did not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued ASC No. 350-30, previously referred to as SFAS 142-3, Determination of the Useful Life of Intangible Assets. ASC No. 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 Intangibles – Goodwill and Other. ASC No. 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective July 1, 2009, the Company adopted ASC No. 350-30, and its adoption did not have a material effect on its consolidated financial statements

In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”).   The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material effect on its consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 12, 2009, the FASB issued ASC No. 810, Consolidation, previously referred to as SFAS 167, Amendments to FASB Interpretation No. 46(R), which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly affect the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect that the adoption of ASC No. 810 will have a material effect on its financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 as of September 30, 2009, and there was no change to its consolidated financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company adopted ASU No.2010-06 in its fiscal quarter ending March 31, 2010. and it did not have a material effect on its consolidated financial statements.

4. IMPAIRMENT CHARGE:

Impairment charges of approximately $0.3 million, $0.7 million, and $0.2 million were recorded during fiscal years 2010, 2009 and 2008, respectively. The fiscal year 2010 impairment charge was the result of our annual fixed asset inventory count and audit for idle or damaged assets in our China production facility. The fiscal year 2009 impairment charge relates to fixed assets that were purchased for the expansion of our production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by these acquisition of these assets will not be necessary to meet expected demand until later than initially expected. The fiscal year 2008 impairment charge was related to a write-down of machinery and equipment as a result of our annual fixed asset inventory count and audit.

5. INVENTORY:

Inventory consisted of the following at (in thousands):

	March 31,
	2010	2009
Raw materials	$2,639	$3,711
Work-in-process	1,143	3,575
Finished goods	1,815	3,450
Total Inventory	$5,597	$10,736

Included in inventory at March 31, 2010, and 2009, were valuation allowances of $1.7 million and $4.6 million to reduce their carrying values to the lower of cost or market, respectively. The $5.2 million decrease in the inventory is mainly related to a fire in an offsite warehouse which housed certain fixed assets and inventory in the second quarter of fiscal year 2010. It was determined that $2.7 million of raw materials, work in progress, and finished goods inventory were consumed by the fire and determined to be unrecoverable. The additional decrease in inventory as of March 31, 2010, as compared to March 31, 2009, relates to management’s ongoing focus on reducing inventory levels to better match expected demand. Management has valued overhead absorption related to work in process based on estimates of completion at March 31, 2010, and March 31, 2009.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following at (in thousands):

	March 31,
	2010	2009
Other receivables	$3,228	$2,854
Deposits	362	432
Prepaid insurance	75	71
Other prepaids	748	589
Total prepaid and other current assets	$4,413	$3,946

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation, amortization, and impairment charges, consisted of the following at (in thousands):

	March 31,
	2010	2009
Leasehold improvements	$1,117	$1,116
Machinery and equipment	7,332	8,021
Office and computer equipment	2,220	2,217
Construction in progress	29	—
Property, plant, and equipment, gross	10,698	11,354
Less: accumulated depreciation and amortization	(4,907)	(4,204)
Less: impairment charges	(860)	(859)
Total property, plant, and equipment, net	$4,931	$6,291

In the second quarter of fiscal year 2010, the Company experienced a fire at an offsite warehouse which contained certain fixed assets and inventory. As a result of this fire, management has reduced the carrying value of certain fixed assets by approximately $0.2 million. In addition, an impairment charge of approximately $0.3 million was recorded during fiscal year 2010, which was the result of our annual fixed asset inventory count and audit for idle or damaged assets in our China production facility. Depreciation expense was approximately $1.2 million, $1.6 million, and $0.6 million for the fiscal years end March 31, 2010, 2009, and 2008, respectively.

8. INTELLECTUAL PROPERTY

Amortization expense was approximately zero, less than $0.1 million, and less than $0.1 million, for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

9. ACCRUED EXPENSES:

Accrued expenses consisted of the following at (in thousands):

	March 31,
	2010	2009
Accrued compensation	$587	$606
Value added taxes payable	2,855	2,406
Professional services	606	302
Warranty reserve	641	968
Other accrued expenses	2,733	2,997
Total accrued expenses	$7,422	$7,279

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT:

Short-term and long-term debt, net of discount, consisted of the following (in thousands) at:

	March 31, 2010	March 31, 2009
Short term debt	$20,000	$—
Less: unaccreted debt discount	(147)	—
Long-term debt	—	20,000
Less: unaccreted debt discount	—	(555)
Short-term debt, net of debt discount	$19,853	$19,445

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board, and matures beginning in July, 2010. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was 2.75% at March 31, 2010, and the interest payable on the loan to a third party finance company was 6.75% at March 31, 2010. As of March 31, 2010, the 2005 Loan is payable within twelve months of the balance sheet date, and has been classified as short term debt. As of March 31, 2010, no amounts have been paid on the principal balance of the 2005 Loan.

In connection with the 2005 Loan, both SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”), each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received 230,767 common stock shares upon completion of the cashless exercises. Also in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through March 31, 2010, a total of approximately $2.2 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

On March 30, 2010, the Company entered into an Amendment No. 2 to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg, the Chairman of our Board of Directors, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg.  Pursuant to the terms of the Original Loan Agreement, iStar’s predecessor in interest, SFT 1, Inc., extended a $20.0 million loan to the Company (the “Loan”), which is guaranteed by Mr. Berg and secured by certain of Mr. Berg’s assets.

The Amendment extends the maturity date of the Loan from July 13, 2010 to February 13, 2011 (the “New Maturity Date”).  The Company will continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that, commencing with the monthly interest payment scheduled for July 2010 and monthly thereafter, the Company shall also begin making principal payments equal to $1.0 million per month, beginning in July, 2010.  The remainder of the principal, $13.0 million, and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date.

Additionally, in connection with the Amendment the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc. (the “Warrant”), pursuant to which iStar may purchase up to 115,000 shares of the Company’s common stock, at an exercise price of $1.00 per share on or before March 30, 2013. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 87.13% volatility, and a risk-free rate of 2.82%, and approximately $0.1 million of additional unaccreted debt discount was recorded in the fourth quarter of fiscal year 2010 against the Loan, as a result of issuing these warrants, and the additional unaccreted debt discount will be amortized over the remaining life of the loan.

11. NOTES PAYABLE TO STOCKHOLDER:

Convertible Notes Payable to Stockholder:  November 15, 2008, Berg & Berg purchased approximately 1.7 million shares of the Company’s common stock. As payment of the purchase price of the common stock, Berg & Berg surrendered certain promissory notes issued on July 23, 2008 and amended September 30, 2008 ($0.5 million in principal and less than $0.1 million in accrued interest), and June 26, 2008 ($2.5 million in principal and less than $0.1 million in accrued interest). The surrendered promissory notes were the second and first working capital loan installments, respectively, made pursuant to an agreement between the Company and Berg & Berg whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order to supplement the Company’s working capital and other financial needs. This agreement expired on November 15, 2008, and accordingly, all outstanding amounts were paid on November 15, 2008. No future draws can be taken against this loan.

Non-Convertible Notes Payable to Stockholder: In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. The maturity date of the 1990 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010, to September 30, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through March 31, 2010, a total of $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the fiscal years ended March 31, 2010, 2009, and 2008, is $1.6 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $13.2 million and $11.6 million as of March 31, 2010, and March 31, 2009, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2010, and 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement, respectively. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at March 31, 2010). The maturity date of the 1998 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010 to September 30, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $14.2 million and $12.8 million as of March 31, 2010 and March 31, 2009, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

Long-term debt to stockholder, net of discount, consisted of the following at (in thousands):

	March 31,
	2010	2009
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(102)	(184)
Long-term debt to stockholder, net of debt discount	$34,848	$34,766

Principal payments of long-term debt to stockholder are as follows (in thousands):

	Fiscal Year ended March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
2001 Loan	$—	$—	$20,000	$—	$—	$—	$20,000
1998 Loan	$—	$—	$14,950	$—	$—	$—	$14,950
Total debt to stockholder	$—	$—	$34,950	$—	$—	$—	$34,950

12. COMMITMENTS AND CONTINGENCIES:

LEASES:

Total rent expense for the years ended March 31, 2010, 2009 and 2008, was approximately $0.5 million, $0.7 million and $0.5 million, respectively. Future minimum payments on operating leases for fiscal years following March 31, 2010 are (in thousands):

2011	$526
2012	302
2013	270
2014	194
2015 and thereafter	—
Total minimum payments	$1,292

WARRANTIES:

The Company has also established a warranty reserve in relation to the sale of U-Charge® Power Systems and other products. The warranty coverage period, which varies by product line and customer agreements, extends between 12 and 24 months after the date of sale, during which the Company would provide a replacement unit to the customer returning a purchased product because of a product performance issue.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product warranty liabilities are as follows at (in thousands):

	March 31,
	2010	2009
Beginning balance	$968	$1,174
Less: claims	(128)	(284)
Add: (adjustments) and accruals	(199)	78
Ending balance	$641	$968

LITIGATION:

On January 31, 2007, the Company filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, the Company filed an amended claim alleging infringement of Valence’s Canadian Patents 2,483,918 and 2,466,366. The action is in the discovery phase. The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). In its amended complaint filed April 13, 2006, Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of the Company’s commercial battery products, infringes U.S. Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec’s complaint seeks injunctive relief and monetary damages. The action was stayed by the Court pending a final determination of reexaminations of the two patents by the USPTO.  The reexaminations are complete and Hydro-Quebec has filed an amended Complaint alleging infringement of certain amended claims in the two patents.  The Company has filed a response denying the allegations in the amended complaint as well as filing a counter complaint seeking damages from Hydro-Quebec, the University of Texas, and Phostech.  The litigation is now proceeding.

The Company is subject, from time to time, to various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse effect on the Company’s consolidated financial statements.

13. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

On November 30, 2004, the Company issued 431 shares of Series C-1 Convertible Preferred Stock, with a stated value of $4.3 million, and 430 shares of Series C-2 Convertible Preferred Stock, with a stated value of $4.3 million. When issued, the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were convertible into common stock at $4.00 per share. Each series carries a 2% annual dividend rate, payable quarterly in cash or shares of common stock, and were redeemable on December 15, 2005. The Company has the right to convert the preferred stock if the average of the dollar-volume weighted average price of the Company’s common stock for a ten-day trading period is at or above $6.38 per share. If the preferred shares are not redeemed in accordance with their terms, the holder of the preferred stock shall have the option to require the Company to convert all or part of the redeemed shares at a price of 95% of the lowest closing bid price of the Company’s common stock during the three days ending on and including the conversion date. The preferred shares are currently outstanding and subject to redemption or conversion at the holder’s discretion.

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC.  on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At March 31, 2010, $0.8 million in preferred stock dividends had accrued.

14. SHARE BASED COMPENSATION:

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan terminated in February 2006, and as of March 31, 2010, a total of 76,544 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of March 31, 2010, a total of 151,310 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). During fiscal year 2010, 361,300 shares were granted under the 2000 Plan. The plan terminated in January, 2010, and as of March 31, 2010, a total of 3,461,098 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares.  The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board.  The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares.  The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors.  Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board.  In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months.  All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. As of March 31, 2010, 356,700 shares have been granted and 2,643,300 shares remain available for grant under the 2009 Plan.

Aggregate option activity is as follows (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at March 31, 2007	6,753	$3.84
Granted	1,761	1.51
Exercised	(197)	2.35
Canceled	(1,629)	5.17
Outstanding at March 31, 2008	6,688	2.95
Granted	745	2.54
Exercised	(444)	2.04
Canceled	(1,227)	5.52
Outstanding at March 31, 2009	5,762	2.42
Granted	718	1.46
Exercised	(76)	1.75
Canceled	(858)	3.86
Outstanding at March 31, 2010	5,546	$2.08	6.7	$10
Vested and expected to vest at March 31, 2010	5,318	$2.10	6.6	$8
Exercisable at March 31, 2010	4,417	$2.16	6.3	$3

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about fixed stock options outstanding at March 31, 2010 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.00	324	9.4	$0.87	21	$0.71
$1.01	-	$1.99	3,982	7.1	1.62	3,352	1.61
$2.00	-	$3.00	415	5.4	2.53	376	2.52
$3.01	-	$4.00	609	5.5	3.61	458	3.61
$4.01	-	$15.75	216	1.7	7.21	210	7.30
$0.70	-	$15.75	5,546	6.7	$2.08	4,417	$2.16

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the years ended March 31, 2010, 2009 and 2008, $2.2 million, $0.6 million, and $2.3 million, respectively, of share based compensation expense has been included in operating expenses in the consolidated statements of operations and comprehensive loss.

Share-based compensation expenses included in total cost of sales and operating expenses for the years ended March 31, 2010, 2009, and 2008 are summarized as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
Cost of sales	$38	30	109
Research and development	633	75	264
Marketing	154	248	257
General and administrative	1,359	285	1,718
Total stock based compensation expense	$2,184	638	2,348

The aggregate intrinsic value of options exercisable at March 31, 2010 is less than $0.1 million and the intrinsic value of options exercised during fiscal year 2010 is less than $0.1 million. As of March 31, 2010 the Company had a total of $1.0 million in unrecognized compensation costs related to share-based compensation that is expected to be recognized over a weighted average remaining service period of 1.8 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2010, 2009, and 2008:

	Year ended March 31,
	2010	2009	2008
Average expected life	5.8 years	5.9 years	5.9 years
Average expected volatility	87.08%	81.49%	80.49%
Weighted average risk-free interest rate	2.83%	2.67%	4.27%
Dividend yield	None	None	None

15. SIGNIFICANT CUSTOMERS:

Over the last three fiscal years, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows (in thousands):

	Year ended March 31,
	2010	2009	2008
Segway, Inc.	25%	46%	55%
Smith Electric Vehicles, US Corp.	12%	—	—
The Tanfield Group, PLC	—%	16%	12%
Percent of total revenue	37%	62%	67%

Over the last two fiscal years, a limited number of the Company’s customers have accounted for a significant portion of accounts receivable as follows (in thousands):

	Year ended March 31,
	2010	2009
Segway, Inc.	* %	57%
Smith Electric Vehicles, US Corp.	19%	—
The Tanfield Group, PLC	—%	* %
Percent of total trade accounts receivable	19%	57%

* less than 10%

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. INCOME TAXES:

There was no recorded income tax benefit related to the losses of fiscal years 2010, 2009, or 2008, due to the uncertainty of the Company generating taxable income to utilize its net operating loss carryforwards. The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

	Year ended March 31,
	2010	2009	2008
Federal tax benefit at statutory rate	$(7,285)	$(7,217)	$(6,610)
Effect of foreign operations	1,918	1,643	4,923
Effect of change in Texas tax law	—	—	(1,194)
State tax provision	19	(45)	(20)
Permanent items and other	(18)	7	(20)
Stock compensation	152	(295)	756
Research and experimentation credit	(53)	(52)	(45)
Expired net operating losses	4,558	7,220	1,472
Change in valuation allowance	1,249	(1,261)	1,738
Tax provision (benefit)	$—	$—	$—

The components of the net deferred tax asset were as follows at (in thousands):

	March 31,
	2010	2009
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities and other	$444	$565
Valuation allowance for current deferred tax assets	(442)	(563)
Net current deferred tax assets	2	2
Non-current deferred tax assets:
Stock compensation	1,188	599
Research and experimentation credit carryforwards	2,073	2,271
Deferred rent	45	45
Net operating loss carryforwards — federal and state	64,680	64,798
Net operating loss carryforwards — foreign	46,433	45,804
Impairment reserve	726	731
State tax credits	329	788
Accrued interest	4,107	3,110
Valuation allowance for non-current deferred tax assets	(119,371)	(118,003)
Net non-current deferred tax assets	210	143
Deferred tax liabilities:
Non-current deferred tax liabilities:
Depreciation and amortization	(212)	(145)
Total non-current deferred tax liability	(212)	(145)
Net current deferred tax asset (liability)	$2	$2
Net non-current deferred tax asset (liability)	$(2)	$(2)

At March 31, 2010, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $190 million.  The valuation allowance increased by approximately $1.2 million during the year ended March 31, 2010. The net decrease resulted primarily due to operating losses not benefitted. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital.

The federal carryforwards expire from 2011 to 2030, if not used before such time to offset future taxable income.

For federal tax purposes, the Company’s net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.  The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $170.1 million.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on April 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At March 31, 2008, 2009 and 2010, the Company had no material unrecognized tax benefits.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

17. EMPLOYEE BENEFIT PLAN:

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

18. RELATED PARTY TRANSACTIONS:

On February 22, 2010, Berg & Berg purchased 1,086,957 shares of common stock for cash at a price per share of $0.92 for an aggregate purchase price of $1.0 million. The purchase price per share equaled the closing bid price of the Company’s common stock as of February 22, 2010.

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

On November 15, 2008, Berg & Berg purchased approximately 1.7 million shares of the Company’s common stock. As payment of the purchase price of the common stock, Berg & Berg surrendered certain promissory notes issued on July 23, 2008 and amended September 30, 2008 ($542,000 in principal and approximately $14,000 in accrued interest), and June 26, 2008 ($2.5 million in principal and approximately $78,000 in accrued interest). The surrendered promissory notes were the second and first working capital loan installments, respectively, made pursuant to an agreement between the Company and Berg & Berg whereby Berg & Berg agreed to provide up to $10.0 million in interim working capital loans from time to time in order to supplement the Company’s working capital and other financial needs. This agreement expired on November 15, 2008, and accordingly, all outstanding amounts were paid on November 15, 2008. No future draws can be taken against this loan.

On April 24, 2008, Berg & Berg, an affiliate of our Chairman, Carl Berg, exercised a warrant to purchase 600,000 shares of the Company’s common stock.  The purchase price was $ 2.74 per share as set forth in the warrant.  On July 13, 2005, we entered into an agreement with SFT I, Inc., providing for a $20.0 million loan to Valence.  In exchange for entry into the Loan Agreement and the guaranty of the loan, SFT I, Inc. and Berg & Berg were each issued three year warrants to purchase 600,000 shares of our common stock, at $2.74 per share, the closing price of our common stock on July 12, 2005.

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

Long-lived asset information by geographic area is as follows (in thousands):

	March 31,
	2010	2009
United States	$223	$236
International	4,708	6,055
Total	$4,931	$6,291

Revenues by geographic area are as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
United States	$10,548	$15,614	$15,782
International	5,532	10,543	4,995
Total	$16,080	$26,157	$20,777

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables present selected unaudited consolidated statement of operation and balance sheet information for each of the quarters in the years ended March 31, 2010 and 2009 (in thousands, except per share data):

	Fiscal Year Ended March 31, 2010,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$4,717	$3,347	$4,113	$3,903	$16,080
Gross margin	807	234	493	453	1,987
Operating loss	(4,962)	(4,354)	(4,328)	(4,166)	(17,810)
Net loss available to common stockholders	(6,197)	(6,236)	(5,625)	(5,130)	(23,188)
Basic and diluted EPS (1)	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.18)

	Fiscal Year Ended March 31, 2009,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$10,990	$5,816	$4,682	$4,669	$26,157
Gross (loss) margin	(26)	(171)	250	422	475
Operating loss	(4,647)	(5,016)	(3,817)	(3,240)	(16,720)
Net loss available to common stockholders	(5,566)	(6,225)	(5,195)	(4,412)	(21,398)
Basic and diluted EPS (1)	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.18)

(1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

21. SUBSEQUENT EVENTS:

None.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation and Conclusion of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2010

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Previously Disclosed Material Weakness

In connection with the audit of our consolidated financial statements for the fiscal year ended March 31, 2009, we identified a material weakness with respect to our internal control over financial reporting.  A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  Management determined that, as of March 31, 2009, a material weakness existed in our internal control over financial reporting that consisted of the position of CFO being held by three separate individuals, acting consecutively, over the course of fiscal year 2009. This caused management to determine that there was a failure to consistently adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions.  While this did not result in any audit adjustments to the financial statements of our company and subsidiaries, this condition did result in a material weakness in internal control over financial reporting. As a result of the material weakness identified, management undertook the following remediation activities: the position of CFO has been held by a single individual, starting on November 2008, through the date of this filing, with extensive public company experience; the hiring of additional finance personnel with public company and internal control experience, and implementing new controls and procedures to assure that control disciplines are consistently applied and non-routine and complex transactions are properly recorded. As a result, management considers that the material weakness in internal control over financial reporting that existed as of March 31, 2009, has been remediated as of March 31, 2010, and there being no other material weaknesses detected as of March 31, 2010, management can conclude that the internal control over financial reporting was effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

During the fiscal year ended March 31, 2010, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Valence Technology, Inc. and subsidiaries, Austin, Texas.

We have audited Valence Technology, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of , based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of , is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended , of the Company and our report dated June 14, 2010 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern on those consolidated financial statements.

PMB Helin Donovan, LLP

Austin, Texas
June 14, 2010

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2010.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information regarding related party transactions may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” pursuant to Financial Reporting Release No. 61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2010.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement, which will be filed no later than July 29, 2010.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The following consolidated financial statements of Valence Technology, Inc. and Subsidiaries contained under Item 7 of this Annual Report on Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of March 31, 2010 and 2009, Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2010, 2009, and 2008, Consolidated Statements of Stockholders’ Deficit for the years ended March 31, 2010, 2009, and 2008, and Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009, and 2008.

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

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to the exhibit so described in the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

4.1	Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1990
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.2	Amendment No. 1 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 15, 1991 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.3	Amendment No. 2 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
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

4.6	Amendment No. 5 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated July 27, 1998, and filed with the Securities and Exchange Commission on August 4, 1998.

4.7	Amendment No. 6 to Loan Agreement between the Company and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)
Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

Number	Description of Exhibit	Method of Filing

4.8	Second Amended Promissory Note dated November 27, 2000 issued by the Company to Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated December 11, 1998, and filed with the Securities and Exchange Commission on December 21, 1998.

4.9	Amendment No. 7 to Original Loan Agreement between the Company and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001
Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.10
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

4.11	Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC
Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.12	Security Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC
Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.13	Promissory Note dated October 5, 2001 issued by the Company to Berg & Berg Enterprises, LLC
Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, and filed with the Securities and Exchange Commission on February 19, 2002.

4.14	Amendment to Loan Agreements with Berg & Berg dated November 8, 2002 (Amendment No. 1 to October 5, 2001 Loan Agreement and Amendment No. 9 to 1990 Baccarat Loan Agreement)
Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

4.15	Amendment to Loan Agreements with Berg & Berg dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

4.16	Amendment No. 11 and Amendment No. 3 to Loan Agreements, dated as of July 1, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

4.17	Amendment No. 12 and Amendment No. 4 to Loan Agreements, dated as of July 13, 2005	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.18	Amendment No. 13 and Amendment No. 5 to Loan Agreements, dated as of June 12, 2008	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

Number	Description of Exhibit	Method of Filing

4.19
(Omnibus) Amendment No. 14 to Loan Agreement dated July 17, 1990 between the Company and Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC) and Amendment No. 6 to Loan Agreement dated October 5, 2001 between the Company and Berg & Berg Enterprises, LLC, each dated as of October 13, 2009
Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated October 13, 2009, filed with the Securities and Exchange Commission on October 14, 2009.

4.20	Registration Rights Agreement with West Coast Venture Capital, Inc. (the 1981 Kara Ann Berg Trust) dated January 13, 2001
Incorporated by reference to the exhibit so described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on July 2, 2001.

4.21	Warrant dated January 4, 2002 to Berg & Berg Enterprises, LLC
Incorporated by reference to the exhibit so described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

4.22	Warrant to Purchase Common Stock, issued June 2, 2003 to Riverview Group LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated June 2, 2003, and filed with the Securities and Exchange Commission on June 3, 2003.

4.23	Securities Purchase Agreement, dated November 30, 2004 between Valence Technology, Inc. and Riverview Group LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.24	Amendment and Exchange Agreement, dated November 30, 2004 between Valence Technology, Inc. and Riverview Group LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.25	Assignment Agreement, dated July 14, 2005, by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.26	Assignment Agreement, dated December 14, 2005, by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.

4.27	Option Agreement, dated as of July 8, 2005, by and between Valence Technology, Inc. and James R. Akridge	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 15, 2005, filed with the Securities and Exchange Commission on July 18, 2005.

4.28	Loan Agreement dated July 13, 2005, by and between Valence Technology, Inc. and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.29	Registration Rights Agreement dated July 13, 2005 by and between Valence Technology, Inc. and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.30	Warrant to Purchase Common Stock, issued July 13, 2005 (SFT I, Inc.)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

Number	Description of Exhibit	Method of Filing

4.31	Warrant to Purchase Common Stock, issued July 13, 2005 (Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

4.32	Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among Valence Technology, Inc., Carl Berg and iStar Tara LLC, successor in interest to SFT 1, Inc.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

4.33	Warrant to Purchase Common Stock of Valence Technology, Inc. dated March 30, 2010 and issued to iStar Tara LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

4.34	At Market Issuance Sales Agreement, dated February 22, 2008, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

4.35	Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between Valence Technology, Inc. and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

4.36	Common Stock Purchase Agreement dated October 14, 2009 by and between Valence Technology, Inc. and Seaside 88, LP	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated October 15, 2009, filed with the Securities and Exchange Commission on October 15, 2009.

4.37	Letter Agreement, dated February 22, 2010, by and between Valence Technology, Inc. and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.1	Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.2	Letter Agreement, effective March 13, 2007, by and between Valence Technology, Inc. and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.

10.3	Employment Letter Agreement, dated October 1, 2008, by and between Valence Technology, Inc. and Ross A. Goolsby	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated October 1, 2008, filed with the Securities and Exchange Commission on October 1, 2008.

10.4	Employment Letter Agreement dated October 30, 2008, by and between Valence Technology Inc., and Koon Cheng Lim.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.5	Employment Letter Agreement by and between Valence Technology, Inc. and Randall J. Adleman.	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.6	1990 Stock Option Plan as amended on October 3, 1997	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No 333-43203) filed with the Securities and Exchange Commission on December 24, 1997.

Number	Description of Exhibit	Method of Filing

10.7	1996 Non-Employee Directors’ Stock Option Plan as amended on October 3, 1997	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No. 333-74595) filed with the Securities and Exchange Commission on March 17, 1999.

10.8	Valence Technology, Inc. Amended and Restated 2000 Stock Option Plan	Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange Commission on December 6, 2002.

10.9	Valence Technology, Inc. 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.10	Form of Indemnification Agreement entered into between the Company and its Directors and Officers	Incorporated by reference to the exhibit so described in the Company’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

21.1	List of subsidiaries of the Company	Filed herewith.

23.1	Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Included in signature page.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALENCE TECHNOLOGY, INC.

Dated: June 14, 2010

/s/ Robert L. Kanode

Robert L. Kanode
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert L. Kanode and Ross A. Goolsby, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert L. Kanode	President and Chief Executive Officer	June 14, 2010
Robert L. Kanode	(Principal Executive Officer) and Director

/s/ Ross A. Goolsby	Chief Financial Officer (Principal Financial	June 14, 2010
Ross A. Goolsby	and Accounting Officer)

/s/ Carl E. Berg	Director and Chairman of the Board	June 14, 2010
Carl E. Berg

/s/ Vassilis G. Keramidas	Director	June 14, 2010
Vassilis G. Keramidas

/s/ Donn Tognazzini	Director	June 14, 2010
Donn Tognazzini

/s/ Bert C. Roberts, Jr.	Director	June 14, 2010
Bert C. Roberts, Jr.