Form 10-Q
period 2010-06-30
VALENCE TECHNOLOGY INC
filed 2010-08-04
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 31, 2010 was 133,142,525.

VALENCE TECHNOLOGY, INC.
FORM 10-Q

PART  I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,528	$3,172
Restricted cash	1,070	—
Trade receivables, net of allowance of $62 and $43, respectively	4,651	2,919
Inventory, net	7,885	5,597
Prepaid and other current assets	1,889	1,557
Total current assets	18,023	13,245

Property, plant and equipment, net	4,727	4,931
Total assets	$22,750	$18,176

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,055	$1,815
Accrued expenses	6,249	4,566
Short-term debt, net of debt discount	19,895	19,853
Deferred revenue	213	87
Total current liabilities	31,412	26,321

Long-term interest payable to stockholder	28,123	27,383
Long-term debt to stockholder, net of debt discount	34,858	34,848
Other long-term liabilities	124	129

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of June 30, 2010 and March 31, 2010, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 134,945,669 shares issued and 133,142,525 shares outstanding as of June 30, 2010 and 131,972,224 shares issued and 130,169,080 shares outstanding as of March 31, 2010	135	132
Additional paid-in-capital	513,323	509,909
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(585,499)	(580,845)
Accumulated other comprehensive loss	(3,173)	(3,147)
Total stockholders’ deficit	(80,377)	(79,115)
Total liabilities, preferred stock, and stockholders’ deficit	$22,750	$18,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenue:
Battery and system sales	$5,537	$4,630
Licensing and royalty revenue	35	87

Total revenues	5,572	4,717

Cost of sales	4,647	3,910

Gross margin	925	807

Operating expenses:
Research and product development	915	1,220
Marketing	575	722
General and administrative	2,964	3,827

Total operating expenses	4,454	5,769

Operating loss	(3,529)	(4,962)

Foreign exchange gain	67	57
Interest and other income	2	16
Interest and other expense	(1,151)	(1,265)

Net loss	$(4,611)	$(6,154)

Dividends on preferred stock	(43)	(43)

Net loss available to common stockholders, basic and diluted	$(4,654)	$(6,197)

Other comprehensive loss:
Net loss	$(4,611)	$(6,154)
Change in foreign currency translation adjustments	(25)	48

Comprehensive loss	$(4,636)	$(6,106)

Net loss per share available to common stockholders, basic and diluted	$(0.04)	$(0.05)
Shares used in computing net loss per share available to common stockholders, basic and diluted	132,409	123,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,611)	$(6,154)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	287	365
Bad debt expense, net of recoveries	27	(18)
Accretion of debt discount and other	788	887
Share-based compensation	219	812
Increase in restricted cash	(1,070)	—
Reserve for obsolete inventory	100	120
Changes in operating assets and liabilities:
Trade receivables	(1,913)	(257)
Inventory	(2,355)	(749)
Prepaid and other current assets	(214)	844
Accounts payable	3,232	(680)
Accrued expenses and long-term interest	1,603	(814)
Deferred revenue	126	42

Net cash used in operating activities	(3,781)	(5,602)

Cash flows from investing activities:
Purchases of property, plant and equipment	(58)	(34)

Net cash used in investing activities	(58)	(34)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,198	3,278

Net cash provided by financing activities	3,198	3,278

Effect of foreign exchange rates on cash and cash equivalents	(3)	6

Decrease in cash and cash equivalents	(644)	(2,352)
Cash and cash equivalents, beginning of period	3,172	4,009
Cash and cash equivalents, end of period	$2,528	$1,657

Supplemental information:
Taxes paid	-	-
Interest paid	$345	$345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

1.             INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of June 30, 2010, its consolidated results of operations for the quarters ended June 30, 2010 and June 30, 2009 and the consolidated cash flows for the three-month periods ended June 30, 2010 and June 30, 2009. Because all the disclosures required by accounting principles generally accepted in the U.S. are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended March 31, 2010 (fiscal 2010). The results for the three-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2011 (fiscal 2011). The year-end condensed consolidated balance sheet data as of March 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

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

In November 2009 we introduced a Revision 2 of our U-Charge® Lithium Phosphate Energy Storage Systems, which became commercially available in the first quarter of 2010. Our U-Charge® systems feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (“EV”), plug-in hybrid electric vehicle (“PHEV”) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. This Revision 2 of our U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell pack balancing, battery monitoring and diagnostics, and certain field repairability.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $585.5  million as of June 30, 2010. For the three-month periods ended June 30, 2010 and June 30, 2009, the Company sustained net losses available to common stockholders of $4.7 and $6.2 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2010, the Company’s principal sources of liquidity were cash and cash equivalents of $2.5 million, and restricted cash of $1.1 million. The Company does not expect that its cash, cash equivalents, and restricted cash  will be sufficient to fund its operating and capital needs for the next twelve months following June 30, 2010, nor does the Company anticipate its product sales during fiscal year 2011 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

On July 23, 2010 Berg & Berg Enterprises, LLC (“Berg & Berg”) loaned $2,500,000 to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on November 15, 2010 and bears interest at a rate of 3.5% per annum. On July 27, 2010, the Company’s Board of Directors authorized the Company to request and enter into loans from Berg & Berg, Carl Berg, or their affiliates in an amount of up to $10.0 million (inclusive of the July 23, 2010 loan), as, if and when needed from time to time.  The managing member of Berg & Berg is Carl E. Berg, who is the Chairman of the Company’s Board of Directors and the principal stockholder of the Company.

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

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The Company generates revenues from sales of products including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, or shipments where transfer of title and risk of loss does not occur until after a customer has accepted the product, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the rights of return or with shipping terms requiring customer acceptance of the product are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, the Company relies upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 5, Inventory, warranty liabilities as discussed in Note 11, Commitments and Contingencies, and share-based compensation as discussed in Note 13, Share-based Compensation.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

On June 12, 2009, the FASB issued ASC No. 810, Consolidation, Amendments to FASB Interpretation No. 46(R) , which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly affect the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted ASC No. 810 on April 1, 2010, and its adoption did not have a material effect on its consolidated financial statements.

Net Loss per Share Available to Common Stockholders

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three-month periods ended June 30, 2010 and June 30, 2009 were as follows:

	Three Months Ended June 30,
	2010	2009
Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634
Common stock options reserved	8,186,856	6,983,009
Warrants to purchase common stock	115,000	—
Total	11,930,490	10,611,643

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock do not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. At June 30, 2010, up to approximately $0.8 million in accrued dividends would be convertible into up to 1,136,206 shares of common stock based on the closing sales price of $0.72 per share on June 30, 2010.

4.             RESTRICTED CASH:

Restricted cash consisted of the following (in thousands) at:

	June 30, 2010	March 31, 2010
Restricted cash	1,070	—
Total restricted cash	$1,070	$—

On June 8, 2010, the Company established a letter of credit with Silicon Valley Bank in the amount of $1.1 million, for the purpose of purchasing inventory materials from a certain supplier. A condition of this letter of credit is that the Company must maintain an encumbered bank account for the full amount of the letter of credit. This letter of credit will be used to pay the Company’s supplier as they deliver materials to the Company’s China facility.

5.             INVENTORY:

Inventory consisted of the following (in thousands) at:

	June 30, 2010	March 31, 2010
Raw materials	$4,136	$2,639
Work in process	3,045	1,143
Finished goods	704	1,815
Total inventory	$7,885	$5,597

Included in inventory at June 30, 2010 and March 31, 2010 were valuation allowances of $1.8 million and $1.7 million, respectively, to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at June 30, 2010.

6.             PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following (in thousands) at:

	June 30, 2010	March 31, 2010
Other receivables	$456	$372
Deposits	363	362
Prepaid insurance	32	75
Other prepaids	1,038	748
Total prepaids and other current assets	$1,889	$1,557

7.             PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment charges, consisted of the following (in thousands) at:

	June 30, 2010	March 31, 2010
Leasehold improvements	$1,122	$1,117
Machinery and equipment	7,365	7,332
Office and computer equipment	2,292	2,220
Construction in progress	—	29
Property, plant and equipment, gross	10,779	10,698
Less: accumulated depreciation	(5,188)	(4,907)
Less: accumulated impairment charges	(864)	(860)
Total cost, net of depreciation	$4,727	$4,931

 Depreciation expense was $0.3 million and $0.4 million for the three months ended June 30, 2010, and 2009, respectively.

8.             ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	June 30,
	2010	2010
Accrued compensation	$793	$587
Value added taxes payable	79	—
Professional services	626	606
Warranty reserve	766	641
Other accrued expenses	3,985	2,732
Total accrued expenses	$6,249	$4,566

9.             DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	June 30, 2010	March 31, 2010
Short term debt	$20,000	$20,000
Less: unaccreted debt discount	(105)	(147)
Short-term debt, net of debt discount	$19,895	$19,853

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at June 30, 2010, and the interest payable on the loan to a third party finance company was 6.75% at June 30, 2010. As of June 30, 2010, the 2005 Loan is payable within twelve months of the balance sheet date, and has been classified as short term debt. As of June 30, 2010, no amounts have been paid on the principal balance of the 2005 Loan.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received 230,767 common stock shares upon completion of the cashless exercises. Also in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through June 30, 2010, a total of approximately $2.3 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

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

The Amendment extends the maturity date of the Loan from July 13, 2010 to February 13, 2011 (the “New Maturity Date”). The Company will continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that, commencing with the monthly interest payment beginning in July 2010 and monthly thereafter, the Company shall also begin making principal payments equal to $1.0 million per month, beginning in July, 2010. The remainder of the principal, $13.0 million, and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date.

Additionally, in connection with the Amendment, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc. (the “Warrant”), pursuant to which iStar may purchase up to 115,000 shares of the Company’s common stock, at an exercise price of $1.00 per share on or before March 30, 2013. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 87.13% volatility, and a risk-free rate of 2.82%, and approximately $0.1 million of additional unaccreted debt discount was recorded in the fourth quarter of fiscal year 2010 against the Loan, as a result of issuing these warrants, and the additional unaccreted debt discount will be amortized over the remaining life of the loan.

10.           NOTES PAYABLE TO STOCKHOLDER:

Non-Convertible Notes Payable to Stockholder.  In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. The maturity date of the 1990 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010, to September 30, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through June 30, 2010, a total of $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the quarters ended June 30, 2010 and June 30, 2009, is $0.4 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $13.6 million and $13.2 million as of June 30, 2010, and March 31, 2010, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of June 30, 2010, and 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement, respectively. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at June 30, 2010). The maturity date of the 1998 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010 to September 30, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $14.5 million and $14.2 million as of June 30, 2010 and March 31, 2010, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan to stockholder.

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	June 30, 2010	March 31, 2010
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(92)	(102)
Long-term debt to stockholder, net of debt discount	$34,858	$34,848

11.          COMMITMENTS AND CONTINGENCIES:

Warranties

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems and other products. The warranty coverage period, which varies by product line and customer agreements, extends between 12 and 62 months after the date of sale, during which the Company would provide a replacement unit to the customer returning a purchased product because of a product performance issue, or a pro-rated refund. The total warranty liability was $0.8 million and $0.6 million as of June 30, 2010, and March 31, 2010, respectively.

Litigation

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

12.          REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 ($2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock. At June 30, 2010, $0.8 million in preferred stock dividends had been accrued.

13.          SHARE-BASED COMPENSATION:

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan terminated in February 2006, and as of June 30, 2010, a total of 76,544 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of June 30, 2010, a total of 151,310 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). During fiscal year 2010, 361,300 shares were granted under the 2000 Plan. The plan terminated in January, 2010, and as of June 30, 2010, a total of 3,459,002 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares. The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board. The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares. The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors. Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board. In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months. All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. As of June 30, 2010, 856,700 shares have been granted and 2,143,300 shares remain available for grant under the 2009 Plan.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2010	5,546	$2.08
Granted	500	0.96
Exercised	—	—
Canceled	(2)	1.49
Balance at June 30, 2010	6,044	$1.99

The following table summarizes information about fixed stock options outstanding at June 30, 2010 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.00	824	9.7	$0.92	21	$0.71
$1.01	-	$1.99	3,980	6.9	1.62	3,486	1.61
$2.00	-	$3.00	415	5.1	2.53	382	2.52
$3.01	-	$4.00	609	5.2	3.61	478	3.61
$4.01	-	$15.75	216	1.4	7.21	210	7.29
$0.70	-	$15.75	6,044	6.7	$1.99	4,577	$2.15

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended June 30, 2010 and June 30, 2009, $0.2 million and $0.8 million, respectively, of share-based compensation expense has been included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at June 30, 2010 is less than $0.1 million. There were no options exercised during the three-month period ended June 30, 2010.

As of June 30, 2010 the Company had a total of $1.0 million in compensation costs related to share-based compensation to recognize over a remaining service period of 1.9 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in the first quarter of fiscal 2011 and the fiscal year 2010:

	Quarter ended	Fiscal year ended
	June 30, 2010	March 31, 2010
Weighted average risk-free interest rate	2.0%	2.8%
Average expected life in years	5.8 years	5.8 years
Average expected volatility	87.5%	87.1%
Dividend yield	None	None

14.          RELATED PARTY TRANSACTIONS:

On July 23, 2010, Berg & Berg loaned $2,500,000 to the Company. In connection with the loan, the Company executed a promissory note (the “Promissory Note”) in favor of Berg & Berg. The Promissory Note is payable on November 15, 2010 and bears interest at a rate of 3.5% per annum.

On July 27, 2010, the Company’s Board of Directors authorized the Company to request and enter into either loans from or the sale of shares to Berg & Berg, Mr. Berg, or their affiliates from time to time in an aggregate amount of up to $10.0 million (inclusive of the July 23, 2010 loan), if, as and when needed by the Company, and as may be mutually agreed.

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

15.          SEGMENT AND GEOGRAPHIC INFORMATION:

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews operating results to make decisions about resource allocation and to assess performance. The Company’s chief operating decision maker views results of operations of a single operating segment; the development and marketing of the Company’s lithium phosphate technology. The Company’s Chief Executive Officer has organized the Company functionally to develop, market and manufacture lithium phosphate products.

Long-lived asset information by geographic area is as follows (in thousands) at:

	June 30, 2010	March 31, 2010
United States	$194	$223
International	4,534	4,708
Total	$4,727	$4,931

Revenues by geographic area are as follows (in thousands) at:

	Three Months Ended June 30,
	2010	2009
United States	$4,581	$3,202
International	991	1,515
Total	$5,572	$4,717

16.          SUBSEQUENT EVENTS:

On July 23, 2010, Berg & Berg loaned $2,500,000 to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on November 15, 2010 and bears interest at a rate of 3.5% per annum.

On July 27, 2010, the Company’s Board of Directors authorized the Company to request and enter into loans from Berg & Berg, Mr. Berg, or their affiliates in an amount of up to $10.0 million (inclusive of the July 23, 2010 loan), if, as and when needed from time to time.

The managing member of Berg & Berg is Carl E. Berg, who is Chairman of the Company’s Board of Directors and the principal stockholder of the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, which we refer to as this “Report,” contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “intend,” “estimate,” “continue,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and the documents incorporated by reference herein and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report and the documents incorporated by reference herein as “Valence,” the “Company,” “we” or “us,” our directors or officers with respect to, among other things:

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

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the SEC. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances that arise after the date hereof. The results for the three month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2011 or any other period.

Overview

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

In November 2009 we introduced a Revision 2 of our U-Charge® Lithium Phosphate Energy Storage Systems, which became commercially available in the fourth quarter of fiscal year 2010. Our U-Charge® systems feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (“EV”), plug-in hybrid electric vehicle (“PHEV”) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. This Revision 2 of our U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell pack balancing, battery monitoring and diagnostics, and certain field repairability.

In addition to the U-Charge® family of products, we offer the materials, cells and systems, developed over 20 years, to address a large number of custom energy storage needs.

Strategy

Our business plan and strategy focuses on the generation of revenue from product sales, while minimizing costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China. These subsidiaries initiated operations in late fiscal 2005. We expect to develop target markets through the sales of U-Charge ® systems and dynamic energy storage systems based on programmable Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

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

•
Manufacture high-quality, cost-competitive products using a combination of Company owned and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants: one manufactures our advanced lithium iron magnesium phosphate materials with our patented carbon-thermal reduction process, and the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs for customers such as Segway Inc. (“Segway”). We have arrangements with contract manufacturers for cylindrical cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

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

•
Lithium Phosphate-Based Technology. We developed and commercialized the first lithium phosphate energy power systems with our lithium iron magnesium phosphate technology. We have two following generations of cathode materials in our proprietary Lithium Vanadium Phosphate and Lithium Vanadium Fluorophosphates cathode applications, both positioned to advance lithium phosphate cathode applications to the next level of applications and use.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989, and had an accumulated deficit of $585.5 million as of June 30, 2010. For the three-month periods ended June 30, 2010 and June 30, 2009, the Company sustained net losses available to common stockholders of $4.7 and $6.2 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

At June 30, 2010, the Company’s principal sources of liquidity were cash, cash equivalents, and restricted cash of $3.6 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next three to six months following June 30, 2010, nor does the Company anticipate product sales during fiscal 2011 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements. The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative effect on the Company’s available liquidity sources during the next 12 months.

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

Revenue Recognition

We generate revenues from sales of products, including batteries and battery systems, and from licensing fees and royalties per technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, or shipments where transfer of title and risk of loss does not occur until after a customer has accepted the product, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the rights of return or with shipping terms requiring customer acceptance of the product are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieve inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, then we rely upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, we estimate a return rate percentage based upon our historical experience. From time to time, we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

 Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the first quarter) ended June 30, 2010 and June 30, 2009 (in thousands):

	Three Months Ended June 30,
	2010		2009
	Total	% of Revenue	Total	% of Revenue
Battery and systems sales	$5,537	99%	$4,630	98%
Licensing and royalty revenue	35	1%	87	2%
Total revenues	5,572	100%	4,717	100%

Gross margin profit (loss)	925	17%	807	17%
Operating expenses	4,454	80%	5,769	122%
Operating loss	(3,529)	(63)%	(4,962)	(105)%
Net loss	(4,611)	(83)%	(6,154)	(131)%

Revenues and Gross Margin

Battery and System Sales. Battery and systems sales totaled $5.6 million for the three months ended June 30, 2010, as compared to $4.7 million for the three months ended June 30, 2009. The increase in revenues was primarily due to increased sales to Smith Electric Vehicles, US, which accounted for $1.6 million in revenue in the quarter ended June 30, 2010, and zero revenue for the quarter ended June 30, 2009. Revenue from Segway was $2.2 million in the quarter ended June 30, 2010, as compared to $1.6 million in the quarter ended June 30, 2009, a 40% increase. These increases in revenue were offset by decreases in revenue to Tianjen Lishen Joint Battery Company, Brammo Motorsports, and ISE Corporation, totaling $2.2 million in the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009. Segway sales accounted for 40% and 34% of our total product sales for the three months ended June 30, 2010 and 2009, respectively. Smith Electric Vehicles, US sales accounted for 28% and 0% of our total product sales for the first fiscal quarter in 2010 and 2009, respectively. We expect sales of the large-format battery systems to increase during the upcoming quarter. We had $0.2 million and $0.1 million in deferred revenue on our balance sheet at June 30, 2010 and March 31, 2010, respectively, primarily related to sales shipping in the end of the quarter.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to revenue from licensing agreements for our battery construction technology. Licensing and royalty revenue for each of the quarters ended June 30, 2010, and 2009, respectively, was less than $0.1 million. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited, which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Gross Margin. Gross margin as a percentage of revenue was 17% for each of the quarters ended June 30, 2010, and 2009, respectively.

Operating Expenses

The following table summarizes operating expenses for the three months ended June 30, 2010 and June 30, 2009 (dollars in thousands):

	Three Months Ended June 30,
			Increase/
	2010	2009	(Decrease)	% Change
Research and product development	$915	$1,220	$(305)	(25)%
Marketing	575	722	(147)	(20)%
General and administrative	2,964	3,827	(864)	(23)%
Total operating expenses	$4,454	$5,769	$(1,316)	(23)%
Percentage of revenues	80%	122%

During the quarter ended June 30, 2010, total operating expenses were 80% of revenue compared to 122% of revenue during the same quarter last year. The dollar and percentage decrease is primarily due to our increased revenue in the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, as well as reduced costs in the current quarter that are the result of management’s focus on streamlining our expenses. Additionally, there were expenses recognized for share-based compensation expense in the quarter ended June 30, 2009, for stock option awards granted to directors, and there were no comparable grants in the quarter ended June 30, 2010.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and development expenses were $0.9 million for the three months ended June 30, 2010, and $1.2 million for the three months ended June 30, 2009, a $0.3 million, or 25% decrease. This decrease is mainly attributable to reduced expenses for salary and wages, and component parts purchases, which combined were $0.3 million less in the quarter ended June 30, 2010, as compared to the quarter ending June 30, 2009. Approximately $0.1 million of share-based compensation was allocated to research and development expenses during the three months ended June 30, 2010, and June 30, 2009. We expect research and development expenses to increase as we create and develop new products.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were relatively flat in the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009. Marketing expenses were $0.6 million and $0.7 million for the quarters ended June 30, 2010, and 2009, respectively. During the three months ended June 30, 2010, and June 30, 2009, less than $0.1 million of share-based compensation was allocated to marketing. We expect marketing expenses to increase as we focus on building a stronger market presence and continue to reach new customers.

General and Administrative . General and administrative expenses consist primarily of wage and salary expenses, share-based compensation expense, and other related costs for finance, human resources, facilities, accounting, information technology, legal, audit, corporate insurance, and other corporate-related expenses. General and administrative expenses totaled $3.0 million and $3.8 million for the three months ended June 30, 2010, and 2009, respectively, a $0.9 million, or 23% decrease. This decrease is primarily related to expenses recognized for share-based compensation expense in the quarter ended June 30, 2009, for stock option awards granted to directors, and there were no comparable grants in the quarter ended June 30, 2010. Share-based compensation expense allocated to general and administrative expenses decreased to $0.1 million in the three months ended June 30, 2010, as compared to $0.7 million, in the three months ended June 30, 2009. In addition, auditing and consulting expenses decreased by $0.3 million in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. We expect general and administrative expenses to fluctuate as our revenue increases due to the variable and dynamic nature of certain general and administrative expenses.

Liquidity and Capital Resources

Liquidity

At June 30, 2010, our principal source of liquidity was cash and cash equivalents of $2.5 million, and restricted cash of $1.1 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the twelve months following June 30, 2010, nor do we anticipate that product sales during the remainder of fiscal 2011 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP (“Seaside”), which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock. The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stockholders. As of June 30, 2010, we have sold 5,850,000 shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $6.4 million before offering expenses and finder’s fee. In the third and fourth quarter of fiscal year 2010, and the first quarter of fiscal year 2011, our stock price closed below $1.00 in trading on numerous occasions. A condition of our agreement with Seaside requires that our stock maintain a three-day volume weighted average price above $1.00 in order for a share sale to occur.  As a result, the sale of 6.5 million shares was not consummated in ten different closes between December 2009 and June 30, 2010. Since May 13, 2010, the three-day volume weighted average has been below $1.00, and accordingly, we have not sold any shares under the Seaside agreement since May 13, 2010.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement (the “Wm. Smith Agreement”) with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which we may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Wm. Smith Agreement will be 6.0% of the gross proceeds of the sales price per share.  During our first fiscal quarter of fiscal 2011, we sold 1,023,445 shares, for net proceeds of $1.3 million under the Wm. Smith Agreement. As of June 30, 2010, we had sold approximately 5.9 million shares under this arrangement, for aggregate gross proceeds of $17.6 million. The Wm. Smith Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

 We filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, declared effective on January 22, 2008, under which we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million. We believe that this shelf registration statement provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or that our financial condition may require.

Although management has arranged these equity financing opportunities, we cannot be assured that they will effectively meet our cash requirements in the future. Given our historical operating results and the amount of existing debt, as well as other factors, we may not be able to arrange for debt or equity financing from third parties in the future on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, the Company’s stock price, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next 12 months.

The following table summarizes our statement of cash flows for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009
Net cash flows provided by (used in):
Operating activities	$(3,781)	$(5,602)
Investing activities	(58)	(34)
Financing activities	3,198	3,278
Effect of foreign exchange rates	(3)	6
Net (decrease) increase in cash and cash equivalents	$(644)	$(2,352)

Our use of cash from operations the first three months of fiscal 2011 and fiscal 2010 was $3.8 million and $5.6 million, respectively. The cash used for operating activities during the quarter ended June 30, 2010 decreased by $1.8 million, as compared to the quarter ended June 30, 2009, and was primarily a result of our reduced net loss for the current period as compared to the same period last year. Cash used in operating activities are primarily for operating losses and working capital.

In each of the quarters ended June 30, 2010, and 2009, respectively, we used less than $0.1 million in cash for investing activities. These expenditures primarily relate to the purchases of fixed assets in our U.S. and China facilities.

We obtained cash from financing activities in the amounts of $3.2 million and $3.3 million during the first three months of fiscal 2011 and 2010, respectively. During the first quarter of fiscal 2011, we sold approximately 1.0 million shares with proceeds net of commissions of $1.4 million under the At Market Issuance Sales Agreement discussed in more detail above. During the same period in fiscal 2010, we sold approximately 0.3 million shares with gross proceeds $0.7 million under the At Market Issuance Sales Agreement. In addition, we sold 1.9 million shares to Seaside 88, LP, a private investment firm, with gross proceeds of $1.9 million, in the quarter ended June 30, 2010. On June 11, 2009, Berg & Berg purchased 1,256,281 shares of our common stock for cash at a price per share of $1.99 for an aggregate purchase price of $2,500,000. Proceeds from the issuance of stock options were zero during the first quarter of fiscal 2011, as compared to $0.1 million during the first quarter of fiscal 2010.

Subsequent Event

On July 23, 2010, Berg & Berg loaned $2,500,000 the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on November 15, 2010 and bears interest at a rate of 3.5% per annum.

On July 27, 2010, the Company’s Board of Directors authorized the Company to request and enter into loans from Berg & Berg, Mr. Berg, or their affiliates in an amount of up to $10.0 million (inclusive of the July 23, 2010 loan), if, as and when needed from time to time.

The managing member of Berg & Berg is Carl E. Berg, who is Chairman of the Company’s Board of Directors and the principal stockholder of the Company.

 Capital Commitments and Debt

At June 30, 2010, we had no significant commitments for capital expenditures for the next 12 months.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following (in thousands):

June 30, 2010
1998 long-term debt to Berg & Berg	$14,950
2001 long-term debt to Berg & Berg	20,000
2005 long-term debt to third-party	20,000
Long term portion of interest payable on debt	28,122
Current portion of interest payable on debt	76
Total	$83,148

Repayment obligations of long-term debt principal as of June 30, 2010 are (in thousands):

	Fiscal year ending March 31,
	2011	2012	2013	2014	2015 and thereafter	Total
Principal repayment	$20,000	$—	$34,950	$—	$—	$54,950

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of June 30, 2010 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Short-term debt obligations, net of debt discount	19,895	19,895	—	—	—
Long-term debt obligations, net of debt discount	34,858	—	34,858	—	—
Current and long-term interest payable	28,198	76	28,122	—	—
Operating lease obligations	1,333	502	701	130	—
Purchase obligations	22,382	22,382	—	—	—
Redemption of convertible preferred stock	9,428	9,428	—	—	—
Total	$116,094	$52,283	$63,681	$130	$—

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As described above, although dividends are not due, they are continuing to accrue (currently $818,000 as of June 30, 2010). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

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

As a consequence, our gross profit, operating results, profitability and cash flows are adversely affected when the dollar depreciates relative to other foreign currencies. We have a particularly significant currency rate exposure to changes in the exchange rate between the RMB to the U.S. dollar. For example, to the extent that we need to convert U.S. dollars for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the amount we receive from the conversion.

We have not used any forward contracts, currency borrowings or derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

Interest Rate Sensitivity.  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005, with a third party finance company with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (2.75% at June 30, 2010).

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

 The following table presents the principal cash flows by year of maturity for our total debt obligations held at June 30, 2010 (in thousands):

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective.

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

ITEM 1A.  RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC on June 14, 2010, the following additional and/or updated risk factors are applicable:

At any given time we might not meet the continued listing requirements of the NASDAQ Capital Market.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. On June 29, 2010, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). Since June 29, 2010, the closing bid price of our common stock has remained below $1.00. If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, we could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     [REMOVED AND RESERVED]

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

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

10.1	Promissory Note dated July 23, 2010 issued by the Company to Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 23, 2010, filed with the Securities and Exchange Commission on July 29, 2010.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: August 4, 2010	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

10.1	Promissory Note dated July 23, 2010 issued by the Company to Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 23, 2010, filed with the Securities and Exchange Commission on July 29, 2010.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.