Form 10-Q
period 2010-09-30
VALENCE TECHNOLOGY INC
filed 2010-11-04
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 31, 2010 was 144,613,484.

VALENCE TECHNOLOGY, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended September 30, 2010 and September 30, 2009	4
Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended September 30, 2010 and September 30, 2009	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities.	26

Item 4. [Reserved].	26

Item 5. Other Information.	26

Item 6. Exhibits.	27

Signatures and Certifications	28-29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,200	$3,172
Trade receivables, net of allowance of $7 and $43, respectively	8,854	2,832
Inventory, net	14,221	5,597
Prepaid and other current assets	2,322	1,557
Total current assets	29,597	13,158

Property, plant and equipment, net	4,598	4,931
Total assets	$34,195	$18,089

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,265	$1,815
Accrued expenses	7,659	4,566
Short-term debt, net of debt discount	17,002	19,853
Total current liabilities	36,926	26,234

Long-term interest payable to stockholder	28,871	27,383
Long-term debt to stockholder, net of debt discount	34,868	34,848
Other long-term liabilities	118	129

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of September 30, 2010 and March 31, 2010, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 145,416,628 shares issued and 143,613,484 shares outstanding as of September 30, 2010 and 131,972,224 shares issued and 130,169,080 shares outstanding as of March 31, 2010	145	132
Additional paid-in-capital	522,133	509,909
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(589,123)	(580,845)
Accumulated other comprehensive loss	(3,189)	(3,147)
Total stockholders’ deficit	(75,198)	(79,115)
Total liabilities, preferred stock, and stockholders’ deficit	$34,195	$18,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)
(Unaudited )

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Battery and system sales	$12,631	$3,257	$18,169	$7,887
Licensing and royalty revenue	20	90	54	178
Total revenues	12,651	3,347	18,223	8,065

Cost of sales	9,868	3,113	14,515	7,023

Gross margin	2,783	234	3,708	1,042

Operating expenses:
Research and product development	992	1,045	1,907	2,265
Marketing	552	466	1,127	1,188
General and administrative	3,960	3,077	6,924	6,905
Impairment on long lived assets	10	—	10	—
Total operating expenses	5,514	4,588	9,968	10,358

Operating loss	(2,731)	(4,354)	(6,260)	(9,316)

Foreign exchange gain	291	—	358	58
Interest and other income	1	2	3	18
Interest and other expense	(1,142)	(1,249)	(2,293)	(2,515)
Property and casualty loss	—	(592)	—	(592)
Net loss	$(3,581)	$(6,193)	$(8,192)	$(12,347)

Dividends on preferred stock	(43)	(43)	(86)	(86)

Net loss available to common stockholders, basic and diluted	$(3,624)	$(6,236)	$(8,278)	$(12,433)

Other comprehensive loss:
Net loss	$(3,581)	$(6,193)	$(8,192)	$(12,347)
Change in foreign currency translation adjustments	(17)	(48)	(42)	—
Comprehensive loss	$(3,598)	$(6,241)	$(8,234)	$(12,347)

Net loss per share available to common stockholders, basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.10)
Shares used in computing net loss per share available to common stockholders, basic and diluted	135,719	124,937	134,073	124,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited )

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,192)	$(12,347)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	556	598
Bad debt expense, net of recoveries	(17)	7
Accretion of debt discount and other	1,578	1,785
Property and casualty loss	—	592
Impairment on long-lived assets	10	—
Foreign exchange gain	(358)	(58)
Share-based compensation	440	1,165
Reserve for obsolete inventory	534	308
Changes in operating assets and liabilities:
Trade receivables	(6,001)	1,599
Inventory	(8,928)	1,604
Prepaid and other current assets	(705)	948
Accounts payable	10,404	(928)
Accrued expenses and long-term interest	3,012	(930)

Net cash used in operating activities	(7,667)	(5,657)

Cash flows from investing activities:
Purchases of property, plant and equipment	(148)	(130)

Net cash used in investing activities	(148)	(130)

Cash flows from financing activities:
Proceeds from stock option exercises	—	132
Proceeds from issuance of common stock and warrants, net of issuance costs	11,797	3,660
Payments of long-term debt	(3,000)	—

Net cash provided by financing activities	8,797	3,792

Effect of foreign exchange rates on cash and cash equivalents	46	4

Increase (decrease) in cash and cash equivalents	1,028	(1,991)
Cash and cash equivalents, beginning of period	3,172	4,009
Cash and cash equivalents, end of period	$4,200	$2,018

Supplemental information:
Taxes paid	—	—
Interest paid	$673	$690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of September 30, 2010, its consolidated results of operations for each of the three and six month periods ended September 30, 2010 and September 30, 2009, and the consolidated cash flows for the six month periods ended September 30, 2010 and September 30, 2009. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2010. The results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011. The year-end condensed consolidated balance sheet data as of March 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.    BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. The Company develops, manufactures and sells advanced energy systems utilizing the Company’s proprietary phosphate-based lithium-ion technology.  The Company’s mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems.  To accomplish this mission and address the significant market opportunity that the Company believes is available, the Company utilizes the numerous benefits of the Company’s latest energy storage technology, worldwide intellectual property portfolio and extensive experience of its management team. The Company is an international leader in the development of lithium iron magnesium phosphate advanced energy storage systems.  The Company has redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on the motive, marine, industrial and stationary markets.

In November 2009, the Company introduced a Revision 2 of its U-Charge® Lithium Phosphate Energy Storage Systems, which became commercially available in the first quarter of 2010. The Company’s U-Charge® systems feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. The Company believes that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (“EV”), plug-in hybrid electric vehicle (“PHEV”) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. This Revision 2 of the Company’s U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell pack balancing, battery monitoring and diagnostics, and certain field repairability.

In addition to the U-Charge® family of products, the Company offers the materials, cells and systems, developed over 20 years, to address a large number of custom energy storage needs.

The Company’s business plan and strategy focuses on the generation of revenue from product sales, while controlling costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China, which initiated operations in late fiscal 2005. The Company expects to develop target markets through the sales of U-Charge® systems and advanced energy storage systems based on programmable Command and Control Logic. In addition, the Company expects to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

The Company has the following wholly-owned subsidiaries: Valence Technology Cayman Islands Inc., Valence Technology International, Inc., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $589.1  million as of September 30, 2010. For the six-month periods ended September 30, 2010 and September 30, 2009, the Company sustained net losses available to common stockholders of $8.3 million and $12.4 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At September 30, 2010, the Company’s principal sources of liquidity were cash and cash equivalents of $4.2 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the twelve months following September 30, 2010, nor does the Company anticipate its product sales during fiscal year 2011 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

On October 27, 2010 and October 28, 2010, the Company sold a total of 1.0 million shares of its common stock for gross proceeds of $1.4 million under the At Market Issuance Agreement with Wm. Smith & Co. On October 15, 2010, Berg & Berg Enterprises, LLC (“Berg & Berg”) loaned $2.5 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on February 15, 2011, and bears interest at a rate of 3.5% per annum.

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

Revenue Recognition:

The Company generates revenues from sales of products including batteries and battery systems, and from licensing fees and royalties under technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the rights of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, the Company records revenue and relieves inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, the Company relies upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

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

Stock-Based Compensation:

The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 12 of Notes to Consolidated Financial Statements included for further discussion of stock-based compensation.

Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three and six month periods ended September 30, 2010 and September 30, 2009 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	8,120,045	10,609,057	8,120,045	10,609,057
Warrants to purchase common stock	115,000	382,929	115,000	382,929
Total	11,863,679	14,620,620	11,863,679	14,620,620

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock does not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. On September 30, 2010, up to $0.9 million  in accrued dividends would be convertible into up to 749,106 shares of common stock based on the closing sales price of $1.15 per share.

Recent Accounting Pronouncements:

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

 4.    INVENTORY:

Inventory consisted of the following (in thousands) at:

	September 30, 2010	March 31, 2010

Raw materials	$3,283	$2,639
Work in process	9,504	1,143
Finished goods	1,434	1,815
Total inventory	$14,221	$5,597

Included in inventory at September 30, 2010, and March 31, 2010, were valuation allowances of $1.9 million and $1.7 million to reduce their carrying values to the lower of cost or market. The increase in inventory as of September 30, 2010, compared to March 31, 2010, relates to the Company’s growth in sales during fiscal year 2011, compared to fiscal year 2010, and the expected demand from customers in the third quarter of fiscal year 2011. Management has valued overhead absorption related to work in process based on estimates of completion at September 30, 2010, and March 31, 2010.

 5.    PREPAID AND OTHER CURRENT ASSETS:

Prepaids and other current assets consisted of the following (in thousands) at:

	September 30, 2010	March 31, 2010
Other receivables	$723	$372
Deposits	217	362
Prepaid insurance	30	75
Other prepaids	1,352	748
Total prepaids and other current assets	$2,322	$1,557

6.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	September 30, 2010	March 31, 2010
Leasehold improvements	$1,146	$1,117
Machinery and equipment	7,474	7,332
Office and computer equipment	2,348	2,220
Construction in progress	—	29
Property, plant and equipment, gross	10,968	10,698
Less: accumulated depreciation	(5,494)	(4,907)
Less: accumulated impairment charges	(876)	(860)
Total cost, net of depreciation	$4,598	$4,931

 Depreciation expense was approximately $0.2 million for the three month periods ended September 30, 2010, and 2009, respectively, and $0.6 million for the six month periods ended September 30, 2010, and 2009, respectively.

7.             ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	September 30, 2010	March 31, 2010
Accrued compensation	$848	$587
Professional services	1,417	606
Warranty reserve	1,108	641
Other accrued expenses	4,286	2,732
Total accrued expenses	$7,659	$4,566

8.             DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	September 30, 2010	March 31, 2010
Short term debt	$17,000	$20,000
Less: unaccreted debt discount	(63)	(147)
Short-term debt, net of debt discount	$16,937	$19,853

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at September 30, 2010, and the interest payable on the loan was at a rate of 6.75% at September 30, 2010. As of September 30, 2010, a  total of $3.0 million in principal payments have been made on the 2005 Loan.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through September 30, 2010, a total of approximately $2.4 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

On March 30, 2010, the Company entered into an Amendment No. 2 to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg, the Chairman of our Board of Directors, to amend the Loan and Security Agreement dated as of July 13, 2005 (the “Original Loan Agreement”) among the Company, iStar and Mr. Berg. Pursuant to the terms of the Original Loan Agreement, iStar’s predecessor in interest, SFTI, Inc., extended the 2005 Loan to the Company (the “Loan”), which is guaranteed by Mr. Berg and secured by certain of Mr. Berg’s assets.

The Amendment extends the maturity date of the Loan from July 13, 2010 to February 13, 2011 (the “New Maturity Date”). The Company will continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that, commencing with the monthly interest payment beginning in July 2010 and monthly thereafter, the Company also began making principal payments equal to $1.0 million per month, which began in July, 2010. The remainder of the principal, $13.0 million, and any other outstanding obligations under the 2005 Loan shall be payable in full on the New Maturity Date. A total of $3.0 million in principal payments have been made against the 2005 Loan as of September 30, 2010.

Additionally, in connection with the Amendment, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc. (the “Warrant”), pursuant to which iStar may purchase up to 115,000 shares of the Company’s common stock, at an exercise price of $1.00 per share on or before March 30, 2013. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 87.13% volatility, and a risk-free rate of 2.82%, and approximately $0.1 million of additional unaccreted debt discount was recorded in the fourth quarter of fiscal year 2010 against the 2005 Loan as a result of issuing these warrants, and the additional unaccreted debt discount will be amortized over the remaining life of the loan.

9.    NOTES PAYABLE TO STOCKHOLDER:

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	September 30, 2010	March 31, 2010
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(82)	(102)
Long-term debt to stockholder, net of debt discount	$34,868	$34,848

Non-Convertible Notes Payable to Stockholder.   In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. The maturity date of the 2001 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010, to September 30, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through September 30, 2010, a total of $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the quarters ended September 30, 2010 and September 30, 2009, is $0.8 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $14.0 million and $13.2 million as of September 30, 2010, and March 31, 2010, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of each of September 30, 2010, and September 30, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at September 30, 2010). The maturity date of the 1998 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010 to September 30, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $14.9 million and $14.2 million as of September 30, 2010 and March 31, 2010, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

10.          COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $1.0 million as of September 30, 2010 and March 31, 2010.

Litigation:

                On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging additional infringement of its Canadian Patents 2,483,918 and 2,466,366. The trial took place in September 2010 and ended on October 1, 2010. The Company is awaiting a decision by the Court.  No defense to the validity of the Company’s main Carbothermal Reduction process patent (Canadian Patent 2,395,115) was asserted at the trial.  The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents has been lifted following completion of the reexaminations.  On January 8, 2009,  Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A hearing commonly referred to as a “Markman hearing” to determine the scope of the asserted claims in the two reexamined patents has been completed.  The Company is awaiting the Court’s ruling on the Markman hearing findings.

The Company is subject, from time to time, to various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse impact on its consolidated financial statements. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of any such legal matters.

11.          REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 ($1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 (which was $2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock. At September 30, 2010, $0.9 million in preferred stock dividends had been accrued.

12.          SHARE-BASED COMPENSATION:

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan terminated in February 2006, and as of September 30, 2010, options to purchase a total of 76,544 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of September 30, 2010, options to purchase a total of 145,500 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). During fiscal year 2010, options to purchase 361,300 shares were granted under the 2000 Plan. The plan terminated in January 2010, and as of September 30, 2010, options to purchase a total of 3,398,001 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares. The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board. The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares. The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors. Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board. In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months. All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. As of September 30, 2010, options to purchase a total of 1,302,700 shares have been granted and 1,697,300 shares remain available for grant under the 2009 Plan.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2010	5,546	$2.08
Granted	946	0.89
Exercised	—	—
Canceled	(69)	3.17
Balance at September 30, 2010	6,423	$1.89

 The following table summarizes information about fixed stock options outstanding at September 30, 2010 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.00	1,270	9.6	$0.88	21	$0.71
$1.01	-	$1.99	3,941	6.6	1.62	3,584	1.61
$2.00	-	$3.00	405	4.9	2.52	377	2.51
$3.01	-	$4.00	596	5.0	3.60	491	3.62
$4.01	-	$11.93	211	1.2	7.00	206	7.07
$0.70	-	$11.93	6,423	6.8	$1.89	4,679	$2.13

Compensation expense for the Company’s stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended September 30, 2010 and September 30, 2009, $0.2 million and $0.4 million of share-based compensation expense has been included in cost of goods sold and operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the six months ended September 30, 2010 and September 30, 2009, $0.4 million and $1.2 million of share-based compensation expense has been included in cost of goods sold and operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at September 30, 2010 is less than $0.1 million. There were no options exercised during the six month period ended September 30, 2010, and there were 75,686 options exercised during the six month period ended September 30, 2009.

As of September 30, 2010, the Company had a total of $1.0 million in compensation costs related to share-based compensation to recognize over a remaining service period of 2.0 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2011 and 2010:

	September 30, 2010	March 31, 2010
Weighted average risk-free interest rate	1.64%	2.67%
Average expected life in years	5.3 years	5.9 years
Average expected volatility	89.86%	81.49%
Dividend yield	None	None

13.          RELATED PARTY TRANSACTIONS:

On October 26, 2010, the Company’s Board of Directors authorized the Company to engage in financing transactions (including either loans or the sale of shares of its common stock) with Berg & Berg, Carl E. Berg, or their affiliates from time to time in an aggregate amount of up to $10.0 million when needed by the Company, and as may be mutually agreed. At this time, there is no binding agreement that requires such persons to provide additional funding and the timing and amount of any such funding will depend on future negotiations between the parties.

On October 15, 2010, Berg & Berg Enterprises, LLC (“Berg & Berg”) loaned $2.5 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on February 15, 2011, and bears interest at a rate of 3.5% per annum.

On September 28, 2010, Berg & Berg purchased 1,923,077 shares of the Company’s common stock at a price per share of $1.04, the closing bid price of the Company’s common stock on the purchase date.  The aggregate purchase price for the shares was $2.0 million.  Payment of the purchase price consisted of $2.0 million in cash.

On June 8, 2010, the Company established a letter of credit with Silicon Valley Bank in the amount of $1.1 million for the purpose of purchasing inventory materials from a certain supplier. A condition of this letter of credit was that the Company maintain an encumbered bank account for the full amount of the letter of credit. This letter of credit was used to pay the Company’s supplier as they delivered materials to the Company. The letter of credit was drawn down in full in August 2010. On September 2, 2010, in lieu of the requirement for a second letter of credit by the supplier, the Company's chairman and principal shareholder, Carl Berg, gave a personal guaranty to the supplier in the amount of $2.5 million.

On August 26, 2010, Berg & Berg purchased 7,247,882 shares of the Company’s common stock at a price per share of $0.76, the closing bid price of the Company’s common stock on the purchase date.  The aggregate purchase price for the shares was approximately $5.5 million.  Payment of the purchase price consisted of $3.0 million in cash and surrender of the promissory note issued on July 23, 2010, to Berg and Berg, under which approximately $2.5 million in principal and accrued interest was outstanding.

On July 27, 2010, the Company’s Board of Directors authorized the Company to engage in financing transactions (including either loans or the sale of shares) with Berg & Berg, Carl E. Berg, or their affiliates from time to time in an aggregate amount of up to $10.0 million when needed by the Company, and as may be mutually agreed.

On July 23, 2010, Berg & Berg loaned $2.5 million to the Company. In connection with the loan, the Company executed a promissory note (the “Promissory Note”) in favor of Berg & Berg. The Promissory Note is payable on November 15, 2010 and bears interest at a rate of 3.5% per annum.

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

Long-lived asset information by geographic area is as follows (in thousands):

	September 30, 2010	March 31, 2010
United States	$205	$223
International	4,393	4,708
Total	$4,598	$4,931

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$11,216	$2,277	$15,797	$5,479
International	1,435	1,070	2,426	2,586
Total	$12,651	$3,347	$18,223	$8,065

15.          SUBSEQUENT EVENTS:

On October 15, 2010 Berg & Berg loaned $2.5 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on February 15, 2011, and bears interest at a rate of 3.5% per annum.

On June 29, 2010, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). From June 29, 2010, through the end of the quarter, the closing bid price of our common stock remained below $1.00. On October 11, 2010, we received a letter from The NASDAQ Stock Market confirming that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least 10 consecutive business days. As a result of the Company’s having satisfied the minimum bid price requirement for at least 10 consecutive business days, The NASDAQ Stock Market has informed the Company that this matter is now closed. If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, we could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

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

You are cautioned not to put undue reliance on our forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report and the documents incorporated herein by reference.  Factors that could cause actual results to differ materially include those discussed under “Risk Factors,” which include, but are not limited to the following:

•	our ability to develop and market products that compete effectively in targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to obtain sufficient funding to continue to pursue our business plan;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers;
•	our ability to implement our long-term business strategy that will be profitable and/or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	international business risks;
•	our ability to attract skilled personnel;
•	our ability to protect and enforce our current and future intellectual property;
•	our need for additional, dilutive financing or future acquisitions; and
•	future economic, business and regulatory conditions.

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Risk Factors” in this Report, as well as any cautionary language in this Report, any of our other reports or filings or the documents incorporated by reference therein, including our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or incorporated by reference to our reports filed with the SEC. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011, or any other period.

Overview

We were founded in 1989 and commercialized the industry’s first lithium phosphate technology. We develop, manufacture and sell advanced energy systems utilizing our proprietary phosphate-based lithium-ion technology. Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available to us, we utilize the numerous benefits of our latest energy storage technology, worldwide intellectual property portfolio and extensive experience of our management team. We are an international leader in the development of lithium iron magnesium phosphate advanced energy storage systems. We have redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on motive, marine, industrial and stationary markets.

 In November 2009, we introduced a Revision 2 of our U-Charge® Lithium Phosphate Energy Storage Systems, which became commercially available in the fourth quarter of fiscal year 2010. Our U-Charge® systems feature our safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. We believe that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (“EV”), plug-in hybrid electric vehicle (“PHEV”) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. This Revision 2 of our U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell pack balancing, battery monitoring and diagnostics, and certain field repairability.

In addition to the U-Charge® family of products, we offer the materials, cells and systems, developed over 20 years, to address a large number of custom energy storage needs.

Strategy

Our business plan and strategy focuses on the generation of revenue from product sales, while controlling costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in China which initiated operations in late fiscal 2005. We expect to develop target markets through the sales of U-Charge® systems and advanced energy storage systems based on programmable Command and Control Logic. In addition, we expect to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

Key elements of our business strategy include:

•
Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technologies. We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. Our product development and marketing efforts are focused on large-format battery solutions, such as our U-Charge® Lithium Iron Magnesium Phosphate Energy Storage Systems and other custom battery solutions that feature advanced performance and technological advantages. These products are targeted for a broad range of applications in the motive, marine, industrial and stationary markets.

•
Manufacture high-quality, cost-competitive products using a combination of owned facilities and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants: one manufactures our advanced lithium iron magnesium phosphate materials with our patented carbon-thermal reduction process, and the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs for customers such as Segway Inc. (“Segway”). We have arrangements with contract manufacturers for cylindrical cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in phases:

•
Current Phase: Our current business strategy is focused on developing applications that deliver a superior energy storage solution to address the desired performance goals of the end user. We are utilizing our mature technology, the intellectual property developed during the 20 year life of Valence, and critical “on-the-road”, “on-line” experience to expand our commercial opportunities. Our current Revision 2 of our U-Charge® Dynamic Energy Systems is designed for a broad base of motive, marine, industrial, and stationary applications offering superior performance, safety, long life, lower lifetime cost and no maintenance. During this growth phase, we are relying on the word-of-mouth recommendations of our early customers, the engineering benefits we enjoy with emerging development partners and reliable in-use experience to expand our presence in target global markets.

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

We believe our commercial growth strategy will allow us to expand into emerging market applications through the sales of Valence products based on our differentiated technology, design and application engineering capabilities, global fulfillment services and our proven lower cost, high volume manufacturing. Further, we believe Valence is uniquely positioned to license our technology to key component and material manufacturers, such as manufacturers of lithium phosphate cells and packs to further accelerate growth within the worldwide lithium phosphate sector.

We believe we are uniquely positioned for growth due to the following:

•
Leading Technology. We believe that our phosphate-based lithium-ion technologies and manufacturing processes offer many performance advantages over competing battery technologies. The safety, long life and other advantages inherent in our technology enable the design of large-format, lower cost lithium-ion energy systems. As the first company in the battery industry to commercialize phosphates, we believe that we have a significant advantage in terms of time to market as well as chemistry, advanced energy storage system development and manufacturing expertise.

•
New Market Opportunities. Our technology enables the production of high energy density, large-format batteries while reducing the safety concerns presented by oxide-based lithium-ion batteries. Consequently, our lithium phosphate technology energy and power systems can be designed into a wide variety of products in markets not served by current oxide-based lithium-ion technology. We intend to expand the market opportunities for lithium-ion by designing our technology into a wide variety of products for the motive, marine, industrial and stationary markets.

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

Our business headquarters is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development center is in Suzhou, China. We have the following subsidiaries: Valence Technology Cayman Islands, Inc., Valence Technology International, Inc., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses each year since our  inception in 1989, and have an accumulated deficit of $589.1 million as of September 30, 2010. For the six month periods ended September 30, 2010 and September 30, 2009, we have sustained net losses available to common stockholders of $8.3 and $12.4 million, respectively. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our ability to continue as a going concern is contingent upon our ability to meet our liquidity requirements. If we are unable to arrange for debt or equity financing on favorable terms or at all, our ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.

At September 30, 2010, our principal sources of liquidity were cash and cash equivalents of $4.2 million. We do not expect that our  cash and cash equivalents will be sufficient to fund our operating and capital needs for the next three to six months following September 30, 2010, nor does we anticipate product sales during fiscal 2011 will be sufficient to cover our operating expenses. Historically, we have relied upon our management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next 12 months.

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

Revenue Recognition:

We generate revenues from sales of products including batteries and battery systems, and from licensing fees and royalties under technology license agreements. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. Product shipments that are not recognized as revenue during the period shipped, primarily product shipments to resellers that are subject to right of return, are recorded as deferred revenue and reflected as a liability on our balance sheet. Products shipped with the rights of return are included in finished goods inventory as we retain title to the products.  For reseller shipments where revenue recognition is deferred, we record revenue and relieves inventory based upon the reseller-supplied reporting of sales to their end customers or their inventory reporting. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, we rely upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, we estimate a return rate percentage based upon historical experience. From time to time we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered. Licensing fees are recognized as revenue upon completion of an executed agreement and delivery of licensed information, if there are no significant remaining vendor obligations and collection of the related receivable is reasonably assured. Royalty revenues are recognized upon licensee revenue reporting and when collection is reasonably assured.

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

Warranty:

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect our warranty liability include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the our warranty obligations. Each quarter, we re-evaluate our estimates to assess the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary.

Stock-Based Compensation:

We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 12 of Notes to Consolidated Financial Statements included for further discussion of stock-based compensation.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Month Ended
	September 30,		September 30,
	2010	2009	2010	2009

Battery and systems sales	99%	97%	99%	98%
Licensing and royalty revenue	1%	3%	1%	2%
Total revenues	100%	100%	100%	100%

Gross margin profit	22%	7%	20%	13%

Operating expenses	44%	137%	55%	128%
Operating loss	(22)%	(130)%	(34)%	(116)%
Net loss	(28)%	(185)%	(45)%	(153)%

Revenues and Gross Margin

Battery and System Sales. Battery and system sales totaled $12.6 million and $18.2 million for the three and six months ended September 30, 2010, respectively, compared to $3.3 million and $7.9 million for the three and six months ended September 30, 2009, respectively. The three and six month increases in revenues from the fiscal year 2011 periods to the comparable fiscal year 2010 periods were primarily due to increased shipments to Segway and Smith Electric Vehicles U.S. Revenue from Segway was $4.6 million and $6.9 million in the three and six month periods ended September 30, 2010, respectively, compared to $1.7 million and $3.3 million in the three and six month periods ended September 30, 2009, respectively. Revenue from Smith Electric Vehicles U.S. was $4.7 million and $6.3 million in the three and six month periods ended September 30, 2010, respectively, compared to zero in the three and six month periods ended September 30, 2009. In addition, revenue from Howard Medical Solutions was $1.0 million in each of the three and six month periods ended September 30, 2010, compared to $0.2 million in each of the three and six month periods ended September 30, 2009.

Segway sales accounted for 37% and 38% of our total product sales for the three and six months ended September 30, 2010, respectively, and 67% and 47% of our total product sales for the three and six month periods ended September 30, 2009, respectively. Smith Electric Vehicles U.S. sales accounted for 35% and 33% of our total product sales for the three and six month periods ended September 30, 2010, respectively, and zero percent of our total product sales for the three and six month periods ended September 30, 2009, respectively. The large-format battery system sales represented 62% and 31% of our total revenue for the three month periods ended September 30, 2010 and 2009, respectively, and 61% and 49% of our total revenue for the first six month periods ended September 30, 2010, and 2009, respectively. We expect sales of the large-format battery systems to increase during the upcoming quarter due to continued strong demand for our products from a variety of customers.

Licensing and Royalty Revenue. Licensing and royalty revenues relate to licensing agreements for our battery construction technology. Licensing and royalty revenue for the three and six month periods ended September 30, 2010, was less than $0.1 million. Licensing and royalty revenue for the three and six month periods ended September 30, 2009, was less than $0.1 million and $0.2 million, respectively. Licensing and royalty revenue was substantially from our license agreement with Amperex Technology Limited, which makes on-going royalty payments as sales are made using our technology. We expect to continue to pursue a licensing strategy as our lithium phosphate technology receives greater market acceptance.

Gross Margin. Gross margin as a percentage of revenue was 22% and 20% for the three and six months ended September 30, 2010, respectively, compared to 7% and 13% for the three and six months ended September 30, 2009, respectively. The increases in gross margin are attributable to the increased absorption of fixed overhead associated with our production facility in China. As our production volumes have increased due to increased customer demand in the three and six month periods ended September 30, 2010, compared to the same periods in the previous year,  our fixed production costs are assignable to more inventory, thus reducing the fixed cost per unit, which has increased our gross margin in dollars and gross profit as a percentage of revenue.

Operating Expenses

The following table presents the change in operating expenses for the three and six months ended September 30, 2010 and 2009, respectively:

	Three Months Ended				Six Months Ended
	September 30, 2010	September 30, 2009	Change	% Change	September 30, 2010	September 30, 2009	Change	% Change
Research and development	$992	$1,045	$(53)	(5)%	$1,907	$2,265	$(358)	(16)%
Marketing	552	466	86	18	1,127	1,188	(61)	(5)
General and administrative	3,960	3,077	883	29	6,924	6,905	19	1
Impairment of long lived assets	10	—	10	100	10	—	10	100
Total operating expenses	$5,514	$4,588	$926	20%	$9,968	$10,358	$(390)	(4)%

During the three and six month periods ended September 30, 2010, total operating expenses were 44% and 55% of revenue, respectively, compared to 137% and 128% of revenue during the same periods in the previous year, respectively.  For the three month period ended September 30, 2010, compared to the three month period ended September 30, 2009, operating expenses increased by approximately $0.9 million, due to expenses associated with ongoing litigation concerning our intellectual property. For the six month period ended September 30, 2010, compared to the six month period ended September 30, 2009, there was an decrease in operating expenses of approximately $0.4 million, primarily related to reduced research and development costs. Total operating expenses as a percentage of revenue for the three and six month periods ended September 30, 2010, decreased compared to the three and six months ended September 30, 2009, primarily because of the increases in revenues for the current periods.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development costs were $1.0 million and $1.9 million during the three and six month periods ended September 30, 2010, respectively, and $1.0 million and $2.3 million during the three and six month periods ended September 30, 2009, respectively. The $0.4 million decrease in research and product development costs during the six month period ended September 30, 2010, compared to the six month period ended September 30, 2009, is primarily related to reduced wages and salary related costs with the reduction in certain design and engineering personnel in the current fiscal year. During each of the three and six month ended September 30, 2010, and September 30, 2009, less than $0.1 million of share-based compensation was allocated to research and development expenses.  We expect research and development expenses to remain relatively flat for the remainder of fiscal 2011.

Marketing. Marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Marketing expenses were $0.6 million and $1.1 million for the three and six month periods ended September 30, 2010, respectively. Marketing expenses were $0.5 million and $1.2 million for the three and six month periods ended September 30, 2009, respectively. During each of the three and six month ended September 30, 2010, and September 30, 2009, less than $0.1 million of share-based compensation was allocated to research and development expenses. We expect marketing expenses could increase moderately as we focus on growing our revenue for the remainder of fiscal year 2011.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses were $4.0 million and $6.9 million for the three and six month periods ended September 30, 2010, respectively. General and administrative expenses were $3.1 million and $6.9 million for the three and six month periods ended September 30, 2009, respectively. The $0.9 million increase in general and administrative expenses during the three month period ended September 30, 2010, compared to the same period in the previous year, is primarily related to expenses associated with litigation involving the defense of our intellectual property. During the three and six month ended September 30, 2010, less than $0.2 million and $0.3 million of share-based compensation was allocated to research and development expenses, respectively, compared to less than $0.2 million and $0.9 million in the three and six month periods ended September 30, 2009, respectively.

Depreciation and Amortization. Depreciation and amortization expenses were $0.4 million and $0.2 million for the three month periods ended September 30, 2010, and 2009, respectively, and depreciation and amortization expenses were $0.6 million and $0.6 million for the six month periods ended September 30, 2010, and 2009, respectively.

Property and Casualty Loss. In the second quarter of fiscal year 2010, we experienced a fire at an offsite warehouse in Suzhou, China, which contained certain fixed assets and inventory. Based upon our initial estimates of the casualty loss and expected insurance recoveries from this incident we recorded a casualty loss of $0.6 million in the quarter ended September 30, 2009, a receivable for the expected insurance recoveries of $3.5 million, a reduction of inventory and fixed assets of approximately $3.0 million, and related accrued liabilities for VAT taxes and expected clean up costs of approximately $1.0 million. We settled a claim with our insurance carrier during the fourth quarter of fiscal year 2010 for $3.2 million related to this fire, and recorded a $0.2 million reduction of the casualty loss previously recorded.

Liquidity and Capital Resources

Liquidity

At  September 30, 2010, our principal source of liquidity was cash and cash equivalents of $4.2 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the twelve months following September 30, 2010, nor do we anticipate that product sales during the remainder of fiscal 2011 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP (“Seaside”), which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock. The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stockholders. As of  September 30, 2010, we have sold  7.2 million shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $7.6 million before offering expenses and finder’s fee. This agreement terminated on October 15, 2010.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement (the “Wm. Smith Agreement”) with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to At Market Issuance Sales Agreement on July 2, 2009, under which we may issue and sell up to 10,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Wm. Smith Agreement will be 6.0% of the gross proceeds of the sales price per share.  During the six months ended September 30, 2010, we sold 1.0 million shares, for net proceeds of $1.3 million under the Wm. Smith Agreement. As of September 30, 2010, we had sold approximately 5.9 million shares under this arrangement, for aggregate gross proceeds of $17.6 million. The Wm. Smith Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

 We filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, declared effective on January 22, 2008, under which we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million. We believe that this shelf registration statement provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or that our financial condition may require. The shares sold to Seaside 88 and the shares sold under the Wm. Smith Agreement were registered under the S-3 Registration Statement.

Although management has arranged these equity financing opportunities, we cannot be assured that they will effectively meet our cash requirements in the future. Given our historical operating results and the amount of existing debt, as well as other factors, we may not be able to arrange for debt or equity financing from third parties in the future on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations, including our failure to achieve expected revenues greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, our stock price, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next 12 months.

 The following table summarizes our statement of cash flows for the six month periods ended September 30, 2010 and 2009:

	Six Months Ended September 30,
(dollars in thousands)	2010	2009
Net cash flows provided by (used in):
Operating activities	$(7,667)	$(5,657)
Investing activities	(148)	(130)
Financing activities	8,797	3,792
Effect of foreign exchange rates	46	4
Net (decrease) increase in cash and cash equivalents	$1,028	$(1,991)

Our net cash used for operations during the six month periods ended September 30, 2010, and September 30, 2009, was $7.7 million and $5.7 million, respectively. The cash used for operating activities during the six month periods ended September 30, 2010 and September 30, 2009 was primarily for operating activities and working capital. Cash used for operating activities in the six month period ended September 30, 2010, compared to the six month period ended September 30, 2009 increased by $2.0 million, primarily due to increased sales activity in the current period, which required additional capital to support increased inventory levels and production salaries.

In each of the six month periods ended September 30, 2010, and September 30, 2009, we used approximately $0.1 million of cash in investing activities, mainly for the purchases of equipment domestically and in China.

We obtained cash from financing activities in the amounts of $8.8 million and $3.8 million during the six month periods ended September 30, 2010, and 2009, respectively. In the six month period ended September 30, 2010, we sold approximately 1.0 million shares with proceeds net of commissions of $1.3 million under the At Market Issuance Sales Agreement discussed in more detail above. During the same period in fiscal 2010, we sold approximately 0.6 million shares with gross proceeds of $1.2 million under the At Market Issuance Sales Agreement. In addition, we sold 3.3 million shares to Seaside 88, LP, a private investment firm, with gross proceeds of $3.0 million, in the six month period ended September 30, 2010. During the six month period ended September 30, 2010, Berg & Berg purchased a total of 9,170,959 shares of our common stock for cash at a price per share ranging from $0.76 to $1.04, for an aggregate purchase price of $7,508,390. During the six month period ended September 30, 2009, Berg & Berg purchased a total of 1,256,281 shares of our common stock for cash at a price per share of $1.99, for an aggregate purchase price of $2,500,000. Proceeds from the issuance of stock options were zero during the six month period ended September 30, 2010, compared to $0.1 million during the six months ended September 30, 2009. We used cash from financing activities of $3.0 million to make scheduled monthly principal payments on the loan to a iStar beginning in July 2010.

 Subsequent to the balance sheet date of September 30, 2010, we sold 1.0 million shares of our common stock with gross proceeds of $1.4 million under the At Market Issuance Sales Agreement

Capital Commitments and Debt

Our cash obligations for short-term debt, long-term debt, and interest, gross of unaccreted discount, consisted of the following:

September 30, 2010
2005 short-term debt	$17,000
Current portion of interest payable on debt	65
1998 long-term debt to stockholder	14,950
2001 long-term debt to stockholder	20,000
Long term interest payable to stockholder	28,871
Total	$80,886

Repayment obligations of short-term and long-term debt principal as of September 30, 2010 are:

	Fiscal year
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Principal repayment	$17,000	$—	$34,950	$—	$—	$—	$51,950

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of September 30, 2010 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Short-term debt, net of discount	$16,937	$16,937	$—	$—	$—
Long-term debt to stockholder, net of discount	34,868	—	34,868	—	—
Long-term interest payable to stockholder	28,871	—	28,871	—	—
Operating lease obligations	1,753	643	1,044	67	—
Purchase obligations	20,888	20,888	—	—	—
Redemption of convertible preferred stock	9,428	9,428	—	—	—
Total	$112,745	$47,896	$64,783	$67	$—

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As described above, although dividends are not due, they are continuing to accrue (currently $0.9 million as of September 30, 2010). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

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

As a consequence, our gross profit, operating results, profitability and cash flows are adversely affected when the dollar depreciates relative to other foreign currencies. We have a particularly significant currency rate exposure to changes in the exchange rate between the RMB and the U.S. dollar. For example, to the extent that we need to convert U.S. dollars for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the amount we receive from the conversion.

We have not used any forward contracts, currency borrowings or derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

Interest Rate Sensitivity.  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005, with iStar with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at September 30, 2010).

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at September 30, 2010 (in thousands):

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt	$—	$—	$20,000	$—	$—	$—	$20,000
Variable rate debt	$17,000	$—	$14,950	$—	$—	$—	$31,950

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

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were effective.

There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                On January 31, 2007, Valence filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115. Subsequently, on April 2, 2007, Valence filed an amended claim alleging additional infringement of its Canadian Patents 2,483,918 and 2,466,366. The trial took place in September 2010 and ended on October 1, 2010. The Company is awaiting a decision by the Court.  No defense to the validity of the Company’s main Carbothermal Reduction process patent (Canadian Patent 2,395,115) was asserted at the trial.  The Company is seeking monetary damages and injunctive relief for the acts of Phostech in manufacturing, using and selling phosphate cathode material that infringes the asserted Valence Canadian Patents.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents has been lifted following completion of the reexaminations.  On January 8, 2009,  Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A hearing commonly referred to as a “Markman hearing” to determine the scope of the asserted claims in the two reexamined patents has been completed.  The Company is awaiting the Court’s ruling on the Markman hearing findings.

The Company is subject, from time to time, to various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse impact on its consolidated financial statements. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of any such legal matters.

ITEM 1A.        RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC on June 14, 2010, the following additional and/or updated risk factors are applicable:

At any given time we might not meet the continued listing requirements of the NASDAQ Capital Market.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. On June 29, 2010, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). From June 29, 2010, through the end of the quarter, the closing bid price of our common stock remained below $1.00. On October 11, 2010 we received a letter from The NASDAQ Stock Market confirming that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least 10 consecutive business days. As a result of the Company’s having satisfied the minimum bid price requirement for at least 10 consecutive business days, The NASDAQ Stock Market has informed the Company that this matter is now closed. If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, our stock could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           [RESERVED]

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

10.1	Promissory Note dated July 23, 2010 issued by the Company to Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 23, 2010, filed with the Securities and Exchange Commission on July 29, 2010.

10.2	Letter Agreement dated August 26, 2010 between the Company and Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 30, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

10.3	Letter Agreement dated September 28, 2010, between the Company and Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: November 4, 2010	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

3.5	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

10.1	Promissory Note dated July 23, 2010 issued by the Company to Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 23, 2010, filed with the Securities and Exchange Commission on July 29, 2010.

10.2	Letter Agreement dated August 26, 2010 between the Company and Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 30, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

10.3	Letter Agreement dated September 28, 2010, between the Company and Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.