Form 10-Q
period 2010-12-31
VALENCE TECHNOLOGY INC
filed 2011-02-02
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of common stock, par value of $0.001 per share, outstanding at January 31, 2011 was 152,621,999.

VALENCE TECHNOLOGY, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended December 31, 2010 and December 31, 2009	4
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended December 31, 2010 and December 31, 2009	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities.	26

Item 4. [Reserved].	26

Item 5. Other Information.	26

Item 6. Exhibits.	27

Signatures and Certifications	28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	March 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,739	$3,172
Trade receivables, net of allowance of $109 and $43, respectively	11,360	2,832
Inventory, net	14,734	5,597
Prepaid and other current assets	2,469	1,557
Total current assets	32,302	13,158

Property, plant and equipment, net	4,483	4,931
Total assets	$36,785	$18,089

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,182	$1,815
Accrued expenses	5,495	4,566
Short-term debt, net of debt discount	13,979	19,853
Total current liabilities	30,656	26,234

Long-term interest payable to stockholder	29,619	27,383
Long-term debt to stockholder, net of debt discount	34,878	34,848
Other long-term liabilities	111	129

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of December 31, 2010 and March 31, 2010, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 153,254,065 shares issued and 151,450,921 shares outstanding as of December 31, 2010 and 131,972,224 shares issued and 130,169,080 shares outstanding as of March 31, 2010	153	132
Additional paid-in-capital	532,310	509,909
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(591,167)	(580,845)
Accumulated other comprehensive loss	(3,221)	(3,147)
Total stockholders’ deficit	(67,089)	(79,115)
Total liabilities, preferred stock, and stockholders’ deficit	$36,785	$18,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited )

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$13,754	$4,113	$31,977	$12,178

Cost of sales	10,955	3,620	25,470	10,644

Gross margin	2,799	493	6,507	1,534

Operating expenses:
Research and product development	834	1,286	2,741	3,551
Sales and marketing	648	885	1,775	2,073
General and administrative	2,536	2,650	9,460	9,555
Impairment on long lived assets	1	—	11	—
Total operating expenses	4,019	4,821	13,987	15,179

Operating loss	(1,220)	(4,328)	(7,480)	(13,645)

Foreign exchange gain (loss)	288	(10)	645	48
Interest and other income	8	8	11	26
Interest and other expense	(1,077)	(1,250)	(3,368)	(3,763)
Property and casualty loss	—	(2)	—	(594)
Net loss	$(2,001)	$(5,582)	$(10,192)	$(17,928)

Dividends on preferred stock	(43)	(43)	(130)	(130)

Net loss available to common stockholders, basic and diluted	$(2,044)	$(5,625)	$(10,322)	$(18,058)

Other comprehensive loss:
Net loss	$(2,001)	$(5,581)	$(10,192)	$(17,928)
Change in foreign currency translation adjustments	(32)	(4)	(74)	(4)
Comprehensive loss	$(2,033)	$(5,585)	$(10,266)	$(17,932)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.04)	$(0.07)	$(0.14)
Shares used in computing net loss per share available to common stockholders, basic and diluted	145,745	126,892	137,978	125,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited )

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,192)	$(17,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	815	906
Bad debt expense, net of recoveries	76	8
Accretion of debt discount and other	2,364	2,688
Property and casualty loss	—	594
Impairment on long-lived assets	11	—
Foreign exchange gain	(645)	(48)
Share-based compensation	650	1,839
Reserve for obsolete inventory	1,221	708
Changes in operating assets and liabilities:
Trade receivables	(8,599)	1,668
Inventory	(9,924)	1,230
Prepaid and other current assets	(912)	691
Accounts payable	9,371	175
Accrued expenses	740	(1,424)

Net cash used in operating activities	(15,024)	(8,893)

Cash flows from investing activities:
Purchases of property, plant and equipment	(241)	(222)

Net cash used in investing activities	(241)	(222)

Cash flows from financing activities:
Proceeds from stock option exercises	—	132
Proceeds from issuance of common stock and warrants, net of issuance costs	21,772	7,300
Payments of long-term debt	(6,000)	—

Net cash provided by financing activities	15,772	7,432

Effect of foreign exchange rates on cash and cash equivalents	60	3

Increase (decrease) in cash and cash equivalents	567	(1,680)
Cash and cash equivalents, beginning of period	3,172	4,009
Cash and cash equivalents, end of period	$3,739	$2,329

Supplemental information:
Taxes paid	—	—
Interest paid	$946	$1,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

1.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of December 31, 2010, its consolidated results of operations for each of the three and nine month periods ended December 31, 2010 and December 31, 2009, and the consolidated cash flows for the nine month periods ended December 31, 2010 and December 31, 2009. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2010. The results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011, or any other period. The year-end condensed consolidated balance sheet data as of March 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.      BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and develops, manufactures and sells advanced energy systems utilizing the Company’s proprietary phosphate-based lithium-ion technology.  The Company’s mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems.  To accomplish this mission and address the significant market opportunity that the Company believes is available; the Company utilizes the numerous benefits of the Company’s latest energy storage technology, worldwide intellectual property portfolio and extensive experience of its management team. The Company is an international leader in the development of lithium iron magnesium phosphate advanced energy storage systems.  The Company has redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on the motive, marine, industrial and stationary markets.

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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $591.2  million as of December 31, 2010. For the nine month periods ended December 31, 2010 and December 31, 2009, the Company sustained net losses available to common stockholders of $10.3 million and $18.1 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is contingent upon its ability to meet its liquidity requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern would be uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At December 31, 2010, the Company’s principal sources of liquidity were cash and cash equivalents of $3.7 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next three to twelve months following December 31, 2010, nor does the Company anticipate its product sales during the remainder of fiscal year 2011 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

Unless the Company’s product sales are greater than management currently forecasts or there are other changes to the Company’s business plan, the Company will need to arrange for additional financing within the next three to twelve months to fund its operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of existing debt, as well as the other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, and other adverse developments. These events could have a negative effect on the Company’s available liquidity sources during the next twelve months.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 4, Inventory of Notes to Condensed Consolidated Financial Statements, warranty liabilities as discussed in Note 10, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements, and share based compensation as discussed in Note 12, Share-Based Compensation of Notes to Condensed Consolidated Financial Statements.  Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets:

The Company performs a review of long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made.

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

Share-Based Compensation:

The Company measures share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 12, Share-Based Compensation of Notes to Condensed Consolidated Financial Statements for further discussion of share-based compensation.

 Net Loss per Share Available to Common Stockholders:

Net loss per share is computed by dividing the net loss available to common stockholders by the weighted average shares of common stock outstanding during the period. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation for the three and nine month periods ended December 31, 2010 and December 31, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	7,982,743	9,354,961	7,982,743	9,354,961
Warrants to purchase common stock	115,000	—	115,000	—
Total	11,726,377	12,983,595	11,726,377	12,983,595

The number of shares listed above as reserved for conversion of Series C-1 and Series C-2 preferred stock does not include shares related to accrued dividends that are convertible at the election of the Company, subject to certain limitations. At December 31, 2010, up to $0.9 million  in accrued dividends would be convertible into up to 538,617 shares of common stock based on the closing sales price of $1.68 per share on December 31, 2010.

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

4.      INVENTORY:

Inventory consisted of the following (in thousands) at:

	December 31, 2010	March 31, 2010

Raw materials	$4,577	$2,639
Work in process	6,680	1,143
Finished goods	3,477	1,815
Total inventory	$14,734	$5,597

Included in inventory at December 31, 2010, and March 31, 2010, were valuation allowances of $2.6 million and $1.7 million to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at December 31, 2010, and March 31, 2010.

  5.      PREPAID AND OTHER CURRENT ASSETS:

Prepaids and other current assets consisted of the following (in thousands) at:

	December 31, 2010	March 31, 2010
Other receivables	$833	$372
Deposits	586	362
Prepaid insurance	57	75
Other prepaids	993	748
Total prepaids and other current assets	$2,469	$1,557

 6.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	December 31, 2010	March 31, 2010
Leasehold improvements	$1,157	$1,117
Machinery and equipment	7,609	7,332
Office and computer equipment	2,395	2,220
Construction in progress	5	29
Property, plant and equipment, gross	11,166	10,698
Less: accumulated depreciation	(5,797)	(4,907)
Less: accumulated impairment charges	(886)	(860)
Total cost, net of depreciation	$4,483	$4,931

 Depreciation expense was approximately $0.3 million for each of the three month periods ended December 31, 2010, and 2009, respectively, and $0.8 million for the nine month period ended December 31, 2010, and $0.9 million for the nine month period ended December 31, 2009, respectively.

7.             ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	December 31, 2010	March 31, 2010
Accrued compensation	$708	$587
Professional services	336	606
Warranty reserve	1,322	641
Inventory received, not invoiced	910	460
Accrued dividends on preferred stock	905	775
Other accrued expenses	1,314	1,497
Total accrued expenses	$5,495	$4,566

8.             DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	December 31, 2010	March 31, 2010
Short term debt	$14,000	$20,000
Less: unaccreted debt discount	(21)	(147)
Short-term debt, net of debt discount	$13,979	$19,853

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at December 31, 2010, and the interest payable on the loan was at a rate of 6.75% at December 31, 2010. As of December 31, 2010, a total of $6.0 million in principal payments have been made on the 2005 Loan.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”) each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 96.45% volatility, and a risk-free rate of 3.88%. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through December 31, 2010, a total of approximately $2.4 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

The 2005 Loan has been amended several times since it’s origination, most recently on January 11, 2011 when the Company entered into an Amendment No. 3 to Loan and Security Agreement and Other Loan Documents (the “Amendment No. 3”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg.  The Amendment No. 3 extends the maturity date of the Loan from February 13, 2011 to March 10, 2012 (the “New Maturity Date”). The Company will be obligated continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that the Company shall also be obligated to continue to make monthly principal payments equal to $1,000,000, commencing with the monthly principal payment scheduled for February 2011.  The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date. In addition, in connection with the amendment, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc. (the “2011 Warrant”), pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock par value $0.001 per share, at an exercise price of $1.45 per share on or before January 11, 2014. Additionally, in connection with the amendment, the Company paid iStar an extension fee of $260,000 upon the execution of the Amendment No. 3.

On March 30, 2010, in connection with the Amendment No. 2 to Loan and Security Agreement and Other Loan Documents (the “Amendment No.2”, with iStar and Carl. E Berg, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc. (the “2010 Warrant”), pursuant to which iStar may purchase up to 115,000 shares of the Company’s common stock, at an exercise price of $1.00 per share on or before March 30, 2013. The warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 87.13% volatility, and a risk-free rate of 2.82%, and approximately $0.1 million of additional unaccreted debt discount was recorded in the fourth quarter of fiscal year 2010 against the 2005 Loan as a result of issuing these warrants, and the additional unaccreted debt discount will be amortized over the remaining life of the loan.

9.      NOTES PAYABLE TO STOCKHOLDER:

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	December 31, 2010	March 31, 2010
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(72)	(102)
Long-term debt to stockholder, net of debt discount	$34,878	$34,848

In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and December 31, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. The maturity date of the 2001 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from December 31, 2010 to December 31, 2012. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on December 31, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. The warrants were valued using the Black-Scholes method using the assumptions of a life of 47 months (extended to 84 months), 100% volatility, and a risk-free rate of 5.5%. Through December 31, 2010, a total of $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for the nine month periods ended December 31, 2010 and December 31, 2009, is $1.2 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $14.4 million and $13.2 million as of December 31, 2010, and March 31, 2010, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of each of December 31, 2010, and December 31, 2009, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at December 31, 2010). The maturity date of the 1998 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from December 31, 2010 to December 31, 2012. The amount charged to interest expense on the outstanding balance of the loan for the nine month periods ended December 31, 2010 and December 31, 2009, is $1.0 million. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $15.3 million and $14.3 million as of December 31, 2010 and March 31, 2010, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

10.          COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems, and other large-format power systems. The total warranty liability was $1.3 million and $0.6 million as of December 31, 2010 and March 31, 2010, respectively.

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

            On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations.  On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A hearing commonly referred to as a “Markman hearing” to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010.  The Company is awaiting the Court’s ruling on the Markman hearing findings.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005 (which was $1.98) and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005 (which was $2.96). Berg & Berg has agreed to allow dividends to accrue on the preferred stock. At December 31, 2010, $0.9 million in preferred stock dividends had been accrued.

12.          SHARE-BASED COMPENSATION:

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan terminated in February 2006, and as of December 31, 2010, options to purchase a total of 76,544 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated in October, 2007, and as of December 31, 2010, options to purchase a total of 136,700 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). During fiscal year 2010, options to purchase 361,300 shares were granted under the 2000 Plan. The plan terminated in January 2010, and as of December 31, 2010, options to purchase a total of 3,269,499 shares have been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares. The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board. The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares. The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors. Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board. In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months. All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. As of December 31, 2010, options to purchase a total of 1,345,800 shares have been granted and 1,645,200 shares remain available for grant under the 2009 Plan.

Aggregate option activity is as follows (shares in thousands):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2010	5,546	$2.08
Granted	989	0.90
Exercised	—	—
Canceled and expired	(206)	2.71
Balance at December 31, 2010	6,329	$1.88

 The following table summarizes information about fixed stock options outstanding at December 31, 2010 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.00	1,270	9.3	$0.88	54	$0.77
$1.01	-	$2.00	3,873	6.4	1.62	3,607	1.61
$2.01	-	$3.00	401	4.6	2.52	377	2.51
$3.01	-	$4.00	590	4.7	3.60	505	3.61
$4.01	-	$10.06	195	0.8	6.93	193	6.96
$0.70	-	$10.06	6,329	6.5	$1.88	4,736	$2.11

Compensation expense for the Company’s stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the three months ended December 31, 2010 and December 31, 2009, $0.2 million and $0.7 million of share-based compensation expense has been included in cost of sales and operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended December 31, 2010 and December 31, 2009, $0.6 million and $1.8 million of share-based compensation expense has been included in cost of sales and operating expenses in the condensed consolidated statements of operations and comprehensive loss. The aggregate intrinsic value of options exercisable at December 31, 2010 is $0.4 million. There were no options exercised during the nine month period ended December 31, 2010, and there were 75,686 options exercised during the nine month period ended December 31, 2009.

As of December 31, 2010, the Company had a total of $1.0 million in compensation costs related to share-based compensation to recognize over a remaining service period of 2.0 years for non-vested options. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2011 and 2010:

	December 31, 2010	March 31, 2010
Weighted average risk-free interest rate	1.67%	2.67%
Average expected life in years	5.3 years	5.9 years
Average expected volatility	89.80%	81.49%
Dividend yield	None	None

13.          RELATED PARTY TRANSACTIONS:

On January 11, 2011, the Company, entered into an Amendment No. 3 to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with iStar, and Carl E. Berg, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg.  The Amendment extends the maturity date of the Loan from February 13, 2011 to March 10, 2012 (the “New Maturity Date”). The Company will be obligated continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that the Company shall also be obligated to continue to make monthly principal payments equal to $1,000,000, commencing with the monthly principal payment scheduled for February 2011.  The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date.

On December 3, 2010, Berg & Berg purchased 3,759,789 shares of the Company’s common stock at a price per share of $1.20, the closing bid price of the Company’s common stock on December 2, 2010. The aggregate purchase price for the shares was $4,511,747. Payment of the purchase price consisted of $2,000,000 in cash and surrender of the promissory note issued on October 15, 2010 to Berg and Berg, under which $2,500,000 in principal and $11,747 in accrued interest was outstanding.

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

On October 15, 2010, Berg & Berg loaned $2.5 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note was payable on February 15, 2011, and bears interest at a rate of 3.5% per annum. On December 23, 2010, Berg & Berg surrendered the loan and paid an additional $2.0 million in cash in exchange for 3,759,789 shares of the Company’s common stock at a price per share of $1.20.

On September 28, 2010, Berg & Berg purchased 1,923,077 shares of the Company’s common stock at a price per share of $1.04, the closing bid price of the Company’s common stock on the purchase date.  The aggregate purchase price for the shares was $2.0 million, which was paid in cash.

On August 26, 2010, Berg & Berg purchased 7,247,882 shares of the Company’s common stock at a price per share of $0.76, the closing bid price of the Company’s common stock on the purchase date.  The aggregate purchase price for the shares was approximately $5.5 million.  Payment of the purchase price consisted of $3.0 million in cash and surrender of the promissory note issued on July 23, 2010 to Berg and Berg, under which approximately $2.5 million in principal and accrued interest was outstanding.

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

On July 23, 2010, Berg & Berg loaned $2.5 million to the Company. In connection with the loan, the Company executed a promissory note (the “Promissory Note”) in favor of Berg & Berg. The Promissory Note was payable on November 15, 2010, and on August 26, 2010, Berg & Berg surrendered the promissory note and paid an additional $3.0 million in cash in exchange for 7,247,882 shares of the Company’s common stock at a price per share of $0.76.

On February 22, 2010, Berg & Berg purchased 1,086,957 shares of common stock for cash at a price per share of $0.92 for an aggregate purchase price of $1.0 million. The purchase price per share equaled the closing bid price of the Company’s common stock as of February 22, 2010.

On October 13, 2009, Berg & Berg agreed to further extend the maturity date for the loan principal and interest for the 1998 Loan and the 2001 Loan from December 31, 2010 to December 31, 2012.

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

Long-lived asset information by geographic area is as follows (in thousands):

	December 31, 2010	March 31, 2010
United States	$207	$223
International	4,276	4,708
Total	$4,483	$4,931

 Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
United States	$12,248	$2,942	$28,045	$8,420
International	1,506	1,171	3,932	3,758
Total	$13,754	$4,113	$31,977	$12,178

15.          SUBSEQUENT EVENTS:

On January 12, 2011, the Company filed a registration statement on Form S-3 (File No. 333-171663), which became effective on January 21, 2011 (the “New Registration Statement”) and replaced the Company’s registration statement on Form S-3 (File No. 333-148632) that expired on January 22, 2011, the third anniversary of its initial effective date.

On January 22, 2011, the Company entered into an Amendment No. 3 to At Market Issuance Sales Agreement (the “ATM Amendment”) with Wm Smith & Co., as sales agent (the “Sales Agent”), which ATM Amendment amended the terms of that certain At Market Issuance Sales Agreement dated February 22, 2008 (as amended to date, the “Wm. Smith Agreement”) between the Company and the Sales Agent.  The ATM Amendment provides, among other things, that the shares of the Company’s common stock that remain available to be sold under the Wm. Smith Agreement as of January 22, 2011 will be registered under the New Registration Statement.

In connection with the ATM Amendment, on January 24, 2011, the Company filed a Prospectus Supplement No. 1 to the prospectus contained in the New Registration Statement.  The Prospectus Supplement No. 1 covers the 9,523,930 shares of the Company’s common stock that remain to be sold by the Sales Agent under the Wm. Smith Agreement.

On January 11, 2011, the Company entered into an Amendment No. 3 to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with iStar, and Carl E. Berg, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg.  The Amendment extends the maturity date of the Loan from February 13, 2011 to March 10, 2012 (the “New Maturity Date”). The Company will be obligated to continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that the Company shall also be obligated to continue to make monthly principal payments equal to $1,000,000, commencing with the monthly principal payment scheduled for February 2011.  The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, which we refer to as this “Report,” contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “intend,” “estimate,” “continue,” “anticipate,” “project,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as “Valence,” the “Company,” “we” or “us,” with respect to, among other things:

•	trends affecting our financial condition or results of operations;
•	our product development strategies;
•	trends affecting our manufacturing capabilities;
•	trends affecting the commercial acceptability of our products; and
•	our business and growth strategies.

You are cautioned not to put undue reliance on our forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in such statements.  Factors that could cause our actual results to differ materially include those discussed under “Risk Factors,” herein and in our Annual Report on Form 10-K, which include, but are not limited to the following:

•	our ability to develop and market products that compete effectively in our targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to obtain sufficient funding to continue to pursue our business plan;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers, or a reduction in orders from one of such customers;
•	our ability to implement our long-term business strategy that will be profitable and/or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	international business risks;
•	our ability to attract skilled personnel;
•	our ability to protect and enforce our current and future intellectual property;
•	our need for additional, dilutive financing or future acquisitions; and
•	future economic, business and regulatory conditions.

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Risk Factors” in this Report, as well as any other cautionary language in this Report, or any of our other reports or filings, including our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report or our other reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011, or any other period.

Overview

We were founded in 1989 and develop, manufacture and sell advanced energy systems utilizing our proprietary phosphate-based lithium-ion technology. Our mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available to us, we utilize the numerous benefits of our latest energy storage technology, worldwide intellectual property portfolio and extensive experience of our management team. We are an international leader in the development of lithium iron magnesium phosphate advanced energy storage systems. We have redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on motive, marine, industrial and stationary markets.

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

•
Transition Phase: Looking toward the immediate future, our business strategy will entail the commercialization of our patented Lithium Vanadium Phosphate (“LVP”) and Lithium Vanadium Phosphate Fluoride (“LVPF”) cathode materials into large-format, high capacity cells. These materials offer superior performance and the protection for our customers afforded by our worldwide intellectual patent portfolio.

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

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses each year since our  inception in 1989 and have an accumulated deficit of $591.2 million as of December 31, 2010. For the nine month periods ended December 31, 2010 and December 31, 2009, we have sustained net losses available to common stockholders of $10.3 and $18.1 million, respectively. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our ability to continue as a going concern is contingent upon our ability to meet our liquidity requirements. If we are unable to arrange for debt or equity financing on favorable terms or at all, our ability to continue as a going concern is uncertain. Our financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.

At December 31, 2010, our principal sources of liquidity were cash and cash equivalents of $3.7 million. We do not expect that our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next three to twelve months following December 31, 2010, nor do we anticipate product sales during fiscal year 2011 will be sufficient to cover our operating expenses. Historically, we have relied upon our management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next three to twelve months.

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S”). The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, inventory reserves, inventory overhead absorption, warranty liabilities, and share-based compensation expense. Our accounting policies are described in the Notes to Condensed Consolidated Financial Statements, Note 3, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. We have made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in  Note 4, Inventory of Notes to Condensed Consolidated Financial Statements, warranty liabilities as discussed in Note 10, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements, and share-based compensation as discussed in Note 12, Share-Based Compensation of Notes to Condensed Consolidated Financial Statements.  Actual results could differ from those estimates.

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

Warranty:

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic limited warranty. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect our warranty liability include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the our warranty obligations. Each quarter, we re-evaluate our estimates to assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Share-Based Compensation:

We measure share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 12, Share-Based Compensation of Notes to Condensed Consolidated Financial Statements for further discussion of share-based compensation.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Total revenues	100%	100%	100%	100%

Gross margin profit	20%	12%	20%	13%

Operating expenses	29%	117%	44%	125%
Operating loss	(9)%	(105)%	(23)%	(112)%
Net loss	(15)%	(136)%	(32)%	(147)%

Revenues and Gross Margin

Revenues. Revenue totaled $13.8 million and $32.0 million for the three and nine months ended December 31, 2010, respectively, compared to $4.1 million and $12.2 million for the three and nine months ended December 31, 2009, respectively. The three and nine month increases in revenues in the fiscal year 2011 periods as compared to the fiscal year 2010 periods were primarily due to increased shipments to Smith Electric Vehicles U.S. (“Smith US”), Segway Inc. (“Segway”), and Howard Medical Solutions (“Howard”). Revenue from Smith US was $5.9 million and $12.3 million in the three and nine month periods ended December 31, 2010, respectively, compared to $0.7 million in each of the three and nine month periods ended December 31, 2009. Revenue from Segway was $2.9 million and $9.7 million in the three and nine month periods ended December 31, 2010, respectively, compared to $0.7 million and $4.0 million in the three and nine month periods ended December 31, 2009, respectively. Revenue from Howard was $1.6 million and $2.7 million in the three and nine month periods ended December 31, 2010, respectively, compared to $0.9 million and less than $0.1 million in the three and nine month periods ended December 31, 2009. Licensing and royalty revenues make up less than 10% of reported revenues in current and prior periods and are no longer disclosed separately.

Smith US sales accounted for 43% and 38% of our total product sales for the three and nine month periods ended December 31, 2010, respectively, and 17% and 6% percent of our total product sales for the three and nine month periods ended December 31, 2009, respectively. Segway sales accounted for 21% and 30% of our total product sales for the three and nine months ended December 31, 2010, respectively, and 18% and 33% of our total product sales for the three and nine month periods ended December 31, 2009, respectively. Sales to Howard accounted for 12% and less than 10% of our total product sales for the three and nine months ended December 31, 2010, respectively, and 18% and less than 10% of our total product sales for the three and nine month periods ended December 31, 2009, respectively. Sales to  Oxygen S.p.A. were less than 10% of our total product sales in the three and nine month periods ended December 31, 2010, and 11% and less than 10% of our total product sales in the three and nine month periods ended December 31, 2009. Our  large-format battery system sales represented 77% and 79% of our total revenue for the three month periods ended December 31, 2010 and 2009, respectively, and 68% and 57% of our total revenue for the nine month periods ended December 31, 2010, and 2009, respectively. We expect sales of the large-format battery systems to increase during the upcoming quarter due to continued strong demand for our products from a variety of customers.

Gross Margin. Gross margin as a percentage of revenue was 20% for the three and nine month periods ended December 31, 2010, respectively, compared to 12% and 13% for the three and nine month periods ended December 31, 2009, respectively. The increases in gross margin for the three and nine month periods ended December 31, 2010 are primarily due to the increased absorption of fixed overhead associated with our production facility in China and reduced raw material costs. As our production volumes have increased due to increased customer demand in the three and nine month periods ended December 31, 2010, compared to the same periods in the previous year, our fixed production costs are assignable to more inventory, thus reducing the fixed cost per unit, which has increased our gross margin in dollars and gross profit as a percentage of revenue, and we have also been able to negotiate lower raw material costs with several key suppliers.

Operating Expenses

The following table presents the change in operating expenses for the three and nine months ended December 31, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31, 2010	December 31, 2009	Change	% Change	December 31, 2010	December 31, 2009	Change	% Change
Research and development	$834	$1,286	$(452)	(35)%	$2,741	$3,551	$(810)	(23)%
Sales and marketing	648	885	(237)	(27)	1,775	2,073	(298)	(14)
General and administrative	2,536	2,650	(114)	(4)	9,460	9,555	(95)	(1)
Impairment of long lived assets	1	—	1	100	11	—	11	100
Total operating expenses	$4,019	$4,821	$(802)	(17)%	$13,987	$15,179	$(1,192)	(8)%

During the three and nine month periods ended December 31, 2010, total operating expenses were 29% and 44% of revenue, respectively, compared to 117% and 125% of revenue, respectively, during the same periods in the previous year.  For the three month period ended December 31, 2010, compared to the three month period ended December 31, 2009, operating expenses decreased by approximately $0.8 million, due to reduced research and development and sales and marketing expenses. For the nine month period ended December 31, 2010, compared to the nine month period ended December 31, 2009, operating expenses decreased approximately $1.2 million, primarily related to reduced research and development expenses and reduced sales and marketing expenses. Total operating expenses as a percentage of revenue for the three and nine month periods ended December 31, 2010 decreased compared to the three and nine months ended December 31, 2009, primarily because of the increases in revenues for the current periods.

Research and Product Development.  Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development costs were $0.8 million and $2.7 million during the three and nine month periods ended December 31, 2010, respectively, and $1.3 million and $3.6 million during the three and nine month periods ended December 31, 2009, respectively. The $0.5 million decrease in research and product development costs during the three month period ended December 31, 2010, compared to the three month period ended December 31, 2009, is primarily related to reduced wages and salary related costs due to the reduction in certain design and engineering personnel in the current fiscal year. The $0.8 million decrease in research and product development costs during the nine month period ended December 31, 2010, compared to the nine month period ended December 31, 2009, is primarily related to reduced wages and salary related costs due to the reduction in certain design and engineering personnel in the current fiscal year. During each of the three and nine month periods ended December 31, 2010, less than $0.1 million share-based compensation was allocated to research and development expenses, and during the three and nine months ended December 31, 2009, $0.5 million and $0.6 million and of share-based compensation was allocated to research and development expenses. We expect research and development expenses to remain relatively flat for the remainder of fiscal year 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Sales and marketing expenses were $0.7 million and $1.8 million for the three and nine month periods ended December 31, 2010, respectively. Sales and marketing expenses were $0.9 million and $2.1 million for the three and nine month periods ended December 31, 2009, respectively. The decrease in sales and marketing expenses in the three and nine month periods ended December 31, 2010, as compared to the same periods in the previous year, primarily relate to reduced public relations costs incurred in the current periods, as compared to the same periods in the previous year. During each of the three and nine month periods ended December 31, 2010, less than $0.1 million of share-based compensation was allocated to sales and marketing expenses. During each of the three and nine months ended December 31, 2009, less than $0.1 million of share-based compensation was allocated to sales and marketing expenses. We expect sales and marketing expenses could increase moderately as we focus on growing our revenue for the remainder of fiscal year 2011.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses were $2.5 million and $9.5 million for the three and nine month periods ended December 31, 2010, respectively. General and administrative expenses were $2.7 million and $9.6 million for the three and nine month periods ended December 31, 2009, respectively. During the three and nine month periods ended December 31, 2010, $0.1 million and $0.4 million of share-based compensation was allocated to general and administrative expenses, respectively, compared to $0.2 million and $1.1 million in the three and nine month periods ended December 31, 2009, respectively.

Depreciation. Depreciation expense was $0.3 million and $0.8 million for the three and nine month periods ended December 31, 2010, respectively. Depreciation expense was $0.3 million and $0.9 million for the three and nine month periods ended December 31, 2009, respectively.

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

Liquidity and Capital Resources

Liquidity

At December 31, 2010, our principal source of liquidity was cash and cash equivalents of $3.7 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next three to twelve months following December 31, 2010, nor do we anticipate that product sales during the remainder of fiscal year 2011 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP (“Seaside”), which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock. The price of the shares that we sell to Seaside will be at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date, which will result in immediate and substantial dilution to current stockholders. As of  December 31, 2010, we had sold  7.2 million shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $7.6 million before offering expenses and finder’s fee. This agreement terminated on October 15, 2010.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement (the “Wm. Smith Agreement”) with Wm. Smith & Co., as sales agent (the “Sales Agent”), which was amended by Amendment No. 1 to the At Market Issuance Sales Agreement on July 2, 2009, Amendment No. 2 to the At Market Issuance Sales Agreement on December 30, 2010 and Amendment No. 3 to the At Market Issuance Sales Agreement on January 22, 2011, under which we may issue and sell up to 20,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Wm. Smith Agreement will be 6.0% of the gross proceeds of the sales price per share.  During the nine months ended December 31, 2010, we sold 5.1 million shares, for net proceeds of $6.8 million under the Wm. Smith Agreement. As of December 31, 2010, we had sold 10.0 million shares under this arrangement, for aggregate gross proceeds of $23.4 million. As of January 24, 2011, 9,523,930 shares of common stock remain available for issuance and sale under the Wm. Smith Agreement.  The Wm. Smith Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

We filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, declared effective on January 21, 2011 (the “New Registration Statement”), under which we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million. The New Registration Statement replaced the Company’s Form S-3 Registration Statement declared effective on January 22, 2008 that expired on January 22, 2011 (the “Expired Registration Statement”). We believe that this shelf registration under the New Registration Statement provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or that our financial condition may require. The shares sold to Seaside 88 and the shares sold under the Wm. Smith Agreement before the New Registration Statement became effective were registered under the Expired Registration Statement, and the shares which may be sold under the Wm. Smith Agreement on or after the New Registration Statement became effective are registered under the New Registration Statement.

Our cash requirements may vary materially from those now planned because of changes in our operations, including our failure to achieve expected revenues greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, our stock price, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next twelve months.

The following table summarizes our statement of cash flows for the nine month periods ended December 31, 2010 and 2009 (in thousands):

	Nine Months Ended December 31,
	2010	2009
Net cash flows provided by (used in):
Operating activities	$(15,024)	$(8,893)
Investing activities	(241)	(222)
Financing activities	15,772	7,432
Effect of foreign exchange rates	60	3
Net increase (decrease) in cash and cash equivalents	$567	$(1,680)

Our net cash used for operations during the nine month periods ended December 31, 2010, and December 31, 2009, was $15.0 million and $8.9 million, respectively. The cash used for operating activities during the nine month periods ended December 31, 2010 and December 31, 2009 was primarily for operating activities and working capital. Cash used for operating activities in the nine month period ended December 31, 2010 compared to the nine month period ended December 31, 2009 increased by $6.1 million, primarily due to increased sales activity in the current period, which required additional capital to support increased inventory levels and production salaries.

In each of the nine month periods ended December 31, 2010, and December 31, 2009, we used approximately $0.2 million of cash in investing activities, mainly for the purchases of equipment domestically and in China.

We obtained cash from financing activities in the amounts of $15.8 million and $7.4 million during the nine month periods ended December 31, 2010, and 2009, respectively. During the nine month period ended December 31, 2010, Berg & Berg purchased a total of 12.9 million shares of our common stock for cash and the surrender of certain promissory notes, as explained in more detail in Note 13, Related Party Transactions of Notes to the Condensed Consolidated Financial Statements, at an average price per share of $0.93, for an aggregate purchase price of $12.0 million. During the nine month period ended December 31, 2009, Berg & Berg purchased a total of 1.3 million shares of our common stock for cash at a price per share of $1.99, for an aggregate purchase price of $2.5 million. In the nine month period ended December 31, 2010, we sold approximately 5.1 million shares of our common stock with proceeds net of commissions totaling $6.8 million under the At Market Issuance Sales Agreement discussed in more detail above. During the same period in fiscal 2010, we sold approximately 0.6 million shares of our common stock with proceeds net of commissions totaling $1.2 million under the At Market Issuance Sales Agreement. In addition, we sold 3.3 million shares of our common stock to Seaside 88, LP (“Seaside”), a private investment firm, with proceeds net of commissions totaling $3.0 million, in the nine month period ended December 31, 2010, and we sold 3.3 million shares of our common stock to Seaside with proceeds net of commissions totaling $3.8 million during the nine month period ended December 31, 2009. Proceeds from the issuance of stock options were zero during the nine month period ended December 31, 2010, compared to $0.1 million during the nine months ended December 31, 2009. We used $6.0 million during the current period to make scheduled monthly principal payments on the loan to iStar beginning in July 2010.

Capital Commitments and Debt

Our cash obligations for short-term debt, long-term debt, and interest, gross of unaccreted discount, consisted of the following (in thousands):

December 31, 2010
2005 short-term debt	$14,000
Current portion of interest payable on short term debt	50
1998 long-term debt to stockholder	14,950
2001 long-term debt to stockholder	20,000
Long term interest payable to stockholder	29,619
Total	$78,619

Repayment obligations of short-term and long-term debt principal as of December 31, 2010, are (in thousands):

	Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total

Principal repayment	$3,000	$11,000	$34,950	$—	$—	$—	$48,950

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2010 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payment Due by Period
		Less than			More than
	Total	One Year	1-2 Years	3-5 Years	5 Years
Contractual obligations:
Short-term debt, net of discount	$14,029	$14,029	$—	$—	$—
Long-term debt to stockholder, net of discount	34,878	—	34,878	—	—
Long-term interest payable to stockholder	29,619	—	29,619	—	—
Operating lease obligations	1,704	725	977	2	—
Purchase obligations	18,979	18,979	—	—	—
Redemption of convertible preferred stock	9,515	9,515	—	—	—
Total	$108,724	$43,248	$65,474	$2	$—

The terms of the certificates of designation for our Series C-1 Convertible Preferred Stock and our Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between us and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date. There currently are no redemption deadlines, but the preferred shares are subject to redemption or conversion at the holder’s discretion. As described above, although dividends are not due, they are continuing to accrue (currently $0.9 million as of December 31, 2010). The total above for Redemption of Convertible Preferred Stock includes accrued dividends.

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

Interest Rate Sensitivity.  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005, with iStar with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at December 31, 2010).

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at December 31, 2010 (in thousands):

	Expected Maturity Date by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate debt	$—	$—	$20,000	$—	$—	$—	$20,000
Variable rate debt	$3,000	$11,000	$14,950	$—	$—	$—	$28,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.           CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, as amended) as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2010.

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

            On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations.  On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A hearing commonly referred to as a “Markman hearing” to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010.  The Company is awaiting the Court’s ruling on the Markman hearing findings.

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

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 5, 2004	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 (File No. 333-171663) filed with the Securities and Exchange Commission on January 12, 2011.

3.4	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

4.1	Specimen Common Stock Certificate
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.2	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.3	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

10.1	Promissory Note dated October 15, 2010 issued by the Company to Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 15, 2010, filed with the Securities and Exchange Commission on October 19, 2010.

10.2	Letter Agreement dated December 3, 2010, between the Company and Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.3	Amendment No. 2 to At Market Issuance sales Agreement dated December 30, 2010, between the Company and Wm. Smith & Co.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: February 2, 2011	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing
3.1	Second Restated Certificate of Incorporation of the Company
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Amendment to the Second Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit A to the Company’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Amendment to the Second Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 5, 2004	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 (File No. 333-171663) filed with the Securities and Exchange Commission on January 12, 2011.

3.4	Fourth Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

4.1	Specimen Common Stock Certificate
Incorporated by reference to the exhibit so described in the Company’s Registration Statement on Form S-1 (File No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.2	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.3	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

10.1	Promissory Note dated October 15, 2010 issued by the Company to Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 15, 2010, filed with the Securities and Exchange Commission on October 19, 2010.

10.2	Letter Agreement dated December 3, 2010, between the Company and Berg & Berg Enterprises, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.3	Amendment No. 2 to At Market Issuance sales Agreement dated December 30, 2010, between the Company and Wm. Smith & Co.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934	Attached herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached herewith.