Form 10-K
period 2011-03-31
VALENCE TECHNOLOGY INC
filed 2011-05-26
CIK 885551

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates was $89,704,120 as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter and based upon the closing  price of the Registrant’s common stock on the NASDAQ Capital Market on such date. This calculation excludes 76,697,057 shares of common stock held by directors, officers and holders of 5% or more of Registrant’s outstanding common stock and such exclusion of shares held by any such person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares outstanding of the Registrant’s common stock as of April 30, 2011, was 154,985,082.

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the FY 2011 Annual Meeting of Stockholders	III

VALENCE TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2011

Table of Contents

Page
Forward-Looking Statements	1
PART I	2
Item 1. Business	2
Item 1A. Risk Factors	10
Item 1B. Unresolved Staff Comments	23
Item 2. Properties	23
Item 3. Legal Proceedings	24
PART II	25
Item 4. Reserved
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6. Selected Financial Data	27
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	36
Item 8. Financial Statements and Supplementary Data	38
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	39
Item 9A. Controls and Procedures	39
Item 9B. Other Information	42
PART III	42
Item 10. Directors, Executive Officers, and Corporate Governance	42
Item 11. Executive Compensation	42
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13. Certain Relationships and Related Transactions, and Director Independence	42
Item 14. Principal Accountant Fees and Services	61
PART IV	42
Item 15. Exhibits and Financial Statement Schedules	42
Signatures	48

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

You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in such forward looking statements in this Report and the documents incorporated herein by reference. Factors that could cause our actual results to differ materially from our forward looking statements include those discussed under “Risk Factors,” which include, but are not limited to the following:

•	our ability to develop and market products that compete effectively in our targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to obtain sufficient funding to continue to pursue our business plan;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers, or a reduction in orders from one of such customers;
•	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	international business risks;
•	our ability to attract skilled personnel;
•	our ability to protect and enforce our current and future intellectual property;
•	our need for additional financing; and
•	future economic, business and regulatory conditions.

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

 PART I

ITEM 1. BUSINESS

We were founded in 1989 and develop, manufacture and sell advanced energy storage systems utilizing our proprietary phosphate-based lithium-ion technology. Our mission is to promote the wide adoption of high-performance, safe, environmentally friendly energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available we utilize the numerous benefits of our latest energy storage technology, worldwide intellectual property portfolio and extensive experience of our management team. We are a global leader in the development of patented lithium iron magnesium phosphate advanced energy storage systems. We have redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on motive, marine, industrial, military and stationary markets.

 Valance is a diverse, vertically aligned company. From our patented cathode materials to our standard family of scalable U-Charge® systems and customs systems designed for specific applications, we offer commercially proven solutions. For many applications our scalable U-Charge® systems, complete with programmable Battery Management Systems (“BMS”), are the logical choice in avoiding the expense and long development cycles of custom systems. However, when a custom system is required, Valence has the technology, tools and experience to fulfill our customers’ requirements.

 We believe that the improved features and functionality of our lithium iron magnesium phosphate energy storage systems are well suited for motive, marine, industrial, military, stationary and other applications that require safety, improved performance and long run times.

Following years of commercial use, we believe our experience is paving the way for the lower cost and higher performance solutions that our next generation lithium vanadium technologies will offer.

Markets

We are shipping commercial lithium phosphate energy storage solutions into five key market sectors that we believe will benefit most from our performance, long life and safety advantages:

Motive
We are enabling efficient transportation solutions from all-electric and hybrid personal transporters to commercial delivery vehicles and mass transit buses.  These quiet, powerful, low to zero-emission vehicles need portable power solutions to operate efficiently. Our patented Lithium Iron Magnesium Phosphate Energy Storage Systems offer enhanced performance, safety, reliability and environmentally friendly characteristics and lower lifetime cost. We are working with a global customer base to deliver motive solutions for hybrid electric vehicles (“HEV”), plug-in hybrid electric vehicles (“PHEV”) , electric vehicles (“EV”), and neighborhood electric vehicles (“NEV”) including car, bus, truck, tram and scooter applications.

 Marine
The Marine market sector includes applications such as hybrid yachts, ocean going tug boats, and other private and commercial vessels. Harbors are one of the most polluted areas in the world in terms of water, air and noise. Our products enable yachts, such as those made by BJ Technologie, a subsidiary of Bénéteau Group, to enter and exit harbors in an all-electric, non-polluting mode.

Industrial
The Industrial market sector includes applications where the majority of the battery’s energy is used in cleaning and lifting, powering or handling goods or materials, rather than propelling the application. These applications include floor cleaners, forklifts, medical carts, defibrillators, wheelchairs, robotics and other industrial tools.

Military
The Military market sector includes applications from each of the above market sectors; however this market is different due to its unique requirements and barriers to entry.  The main focus for military applications includes robotics, communications, survey equipment, auxiliary power systems and weaponry.  The motive applications in the Military sector include EVs, HEVs and PHEVs in armored and non-armored vehicles, as well as marine, submarine and aviation applications.

Stationary
Stationary Energy Storage Systems are designed to provide electrical power to large systems during instances of power outages. They are used in equipment dedicated to stabilizing voltages by eliminating irregularities in systems that generate electrical power. The storage systems can hold large loads temporarily as utility power switches from one generation source to another. Hence, applications such as uninterruptible power supplies (“UPS”), Direct Current (“DC”) power systems, frequency regulation, community storage, emergency lighting, starter systems, security alarms, and switchgear primarily drive the market for stationary batteries.

Strategy

Our business plan and strategy focuses on the generation of revenue from sales of advanced energy storage systems, while controlling costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in Suzhou, China. We expect to develop target markets through the sales of our scalable U-Charge® and custom energy storage systems, complete with our programmable BMS. In addition, as the alternative energy sector matures we expect to pursue licensing or other alliance opportunities to expand our presence in the lithium phosphate sector.

Key elements of our business strategy include:

•
Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technologies. We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. Our product development and marketing efforts are focused on large-format battery solutions, such as our scalable U-Charge® systems, and custom energy storage systems such as the next generation London hybrid double deck bus manufactured by Wrightbus. Our products are positioned to fulfill the needs of a wide variety of applications as alternative energy devices enter commercial markets.

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

Our business strategy is being implemented in phases. We are moving beyond Phase 1 toward Phase 2:

•
Phase 1: Our current business strategy is focused on developing applications that deliver an improved energy storage solution to address the desired performance goals of the end user. We are utilizing our mature technology, the intellectual property developed during the 21 year life of Valence, and critical “on-the-road”, “on-line” experience to expand our commercial opportunities. Our scalable U-Charge® Systems are designed for a broad base of motive, marine, military, industrial, and stationary applications offering improved performance, safety, long life, lower lifetime cost and no maintenance. During this phase, we are relying on the word-of-mouth recommendations of our early customers, the engineering benefits we enjoy with emerging development partners and reliable in-use experience to expand our presence in target global markets.

•
Phase 2: Looking toward the immediate future, our business strategy will entail the commercialization of our patented Lithium Vanadium Phosphate (“LVP”) and Lithium Vanadium Phosphate Fluoride (“LVPF”) cathode materials into large-format, high capacity cells. These materials offer improved performance and the protection for our customers afforded by our worldwide intellectual patent portfolio.

We believe our commercial growth strategy will allow us to expand into emerging market applications through the sales of Valence products based on our differentiated technology, design and application engineering capabilities, global fulfillment services and our proven lower cost, high volume manufacturing. Further, we believe Valence is well positioned to license our technology to key component and material manufacturers, such as manufacturers of lithium phosphate cells, to further accelerate growth within the worldwide lithium phosphate sector.

We believe we are well positioned for growth due to the following:

•
Leading Technology. We believe that our phosphate-based lithium-ion technologies and manufacturing processes offer many performance and economic advantages over competing battery technologies. The safety, long life and other advantages inherent in our technology enable the design of large-format, lower cost lithium-ion energy systems. As the first company in the battery industry to commercialize phosphates, we believe that we have a significant advantage in terms of time to market as well as chemistry, advanced energy storage system development and manufacturing expertise.

•
New Market Opportunities. Our technology enables the production of high energy density, large-format batteries while reducing the safety concerns presented by oxide-based lithium-ion batteries. Consequently, our lithium phosphate technology energy and power systems can be designed into a wide variety of products and markets. In 2007 we concluded that it would be difficult to predict which markets or devices would adopt lithium solutions early and which markets or devices would follow later. Also, standards had not yet developed in the lithium sector. Based on what we knew of commercial fleet needs compared to our capabilities, we choose to pursue fleets aggressively. We felt fleets would serve as a proving ground of our technology and business economics. We believe this approach has served us well and prepared us to pursue additional opportunities as they materialize.

•
New Valence Market Focus. Over 20 years we have transitioned from a technology developer to a commercial provider of advanced energy storage systems.  Our patent portfolio continues to expand. Our technology is maturing and has been tested for years in commercial applications. Our manufacturing capability has matured, is ISO 9001 certified, and can be easily expanded as markets develop. Our application engineers are recognized experts in the integration of our systems into customer applications. We have strengthened our marketing and sales resources. Our full service fulfillment services in Europe, North America and China are on-line.  We have developed what we believe to be a world-class supplier base of raw materials and components to support our manufacturing, and our senior management team has extensive international technology and business experience.

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

Our business headquarters is in Austin, Texas. Our materials research and development center is in Las Vegas, Nevada. Our European sales and OEM manufacturing support center is in Mallusk, Northern Ireland. Our manufacturing and product development center is in Suzhou, China. We have the following subsidiaries: Valence Technology Cayman Islands, Inc., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Fiscal Year 2011 Highlights

Following are some of our key events and accomplishments in pursuit of our strategy during the 2011 fiscal year:

• During the year we set a revenue record of $45.9 million which is a 185% improvement over fiscal year 2010
• We introduced the 36 volt scalable U-Charge® system
• We introduced a custom energy storage system for the next generation London double deck hybrid bus
• We prevailed in a lawsuit regarding the patent infringement of the carbothermal reduction process used in our cathode material manufacturing
• We were awarded 4 new patents in the U.S. and 13 worldwide patents during the 2011 fiscal year

Evolution of our Battery Technology

Continuing Development of Valence Lithium Phosphate Technology & Systems

•	In 2002, we successfully produced our first generation Lithium Iron Magnesium Phosphate Material
•	In 2004, we introduced our Lithium Iron Magnesium Phosphate Material in a cylindrical construction, and we launched our Segway Custom Pack product.
•	In 2005, we increased the capacity of our energy cell which was included in our 12 Volt U-Charge® Scalable Modules
•	In 2007, we launched our 18 Volt U-Charge® Scalable Modules
•	In 2010, we launched our 36 Volt U-Charge® Scalable Modules
•	In 2012, we plan to launch several Next Generation High Power Custom Systems

We continue to develop two next-generation lithium phosphate cathode materials: Lithium Vanadium Phosphate and Lithium Vanadium Fluorophosphate.  These materials are not only intended to augment our current commercial lithium iron magnesium phosphate, but also offer improved performance with additional energy storage and higher voltage capabilities for the motive, stationary power, consumer appliance, telecommunication, utility and other industries.

We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications, and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. We are continuing to develop our scalable U-Charge® systems and custom systems. We continue to improve our programmable BMS, which continues to provide improved control of our battery system, better battery protection, and enhanced performance data reporting, including reporting information to a remote command center or monitoring center. We feel these unique characteristics of our BMS are an improvement over other rechargeable battery pack systems. Our BMS also reduces the level of effort and technical risk required to develop customized hardware and software for new product designs, thus reducing the development cycle time and expense.

We offer worldwide customer application engineering support to assure that first system installations satisfy our customers’ requirements. During fiscal year 2011 we improved the performance and capabilities of our fulfillment centers in the US and Europe where U-Charge® systems are stocked for immediate customer delivery.

Lithium Iron Magnesium Phosphate Energy Storage Systems

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

We believe all of our Lithium Iron Magnesium Phosphate Energy Storage Systems, which utilize safer and more environmentally friendly phosphate-based cathode materials in place of other less stable and more costly cathode materials, address the current challenges facing the rechargeable battery industry and provide us with several competitive advantages. Key attributes of our Lithium Iron Magnesium Phosphate Energy Storage Systems include:

•
Increased safety. We believe that our Lithium Iron Magnesium Phosphate Energy Storage Systems significantly reduce the safety risks associated with oxide-based lithium-ion technologies. The unique chemical properties of phosphates render them almost incombustible if mishandled during charging or discharging. As a result, we believe our technology is more stable under overcharge or short circuit conditions than existing lithium-ion oxide technology and has the ability to withstand higher temperatures and electrical stress. The thermal and chemical stability inherent in our technology provides safety over lithium metal oxides, enabling large-format, high energy density lithium-ion solutions.

•
Performance advantages. Our Lithium Iron Magnesium Phosphate Energy Storage Systems offer several performance advantages over the competing battery chemistries of lead-acid, nickel-cadmium, nickel metal hydride and traditional lithium-ion oxide technologies, including higher charge and discharge rate capability, longer cycle life, longer shelf life, and lower total cost of ownership.  Other system advantages include lighter weight, excellent energy storage characteristics, and high-energy efficiency during charge and discharge.

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

•
Increased exceptional cycle life. Current testing of our Lithium Iron Magnesium Phosphate Energy Storage Systems at 50% depth of discharge has yielded a cycle life greater than 9,000 cycles, or greater than 26 years of daily service. At 80% depth of discharge, our systems exceeded over 4,000 cycles, or over 11 years of daily service. This extended life demonstrates the return on investment that commercial fleet and other applications demand.

•	Maintenance-free. Our Lithium Iron Magnesium Phosphate Energy Storage Systems are maintenance-free.

•
Lower lifetime cost. We believe that our proprietary phosphate material used in our Lithium Iron Magnesium Phosphate Energy Storage Systems is less expensive than the cobalt-oxide material used in competing lithium-ion technologies. As our production volume increases due to greater demand for Lithium Iron Magnesium Phosphate Energy Storage Systems, material costs have decreased. For example our cost to manufacture our patented cathode material has decreased by 50% during the last four years. Finally, the lower maintenance costs, longer cycle life and longer service life associated with Lithium Phosphate Energy Storage Systems lead to a lower total cost of ownership in numerous applications

•
Flexibility. Our BMS is programmable and therefore can easily be applied to custom energy storage systems of various sizes for various applications such as our scalable U-Charge® Energy Storage Systems and custom pack solutions.

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

Products

The U-Charge® Energy Storage System

Our U-Charge® Energy Storage System is a family of products based on Valence’s proprietary Lithium Iron Magnesium Phosphate technology and is designed to be a direct replacement for standard-sized lead-acid energy storage systems.  These 12, 19 and 30 volt energy storage systems offer twice the run-time and half the weight of lead-acid systems, expanded calendar life and greater cycle life with deep depth of discharge, resulting in significantly lower total costs of ownership. U-Charge® Energy Storage Systems are used in a variety of applications such as hybrid and full electric vehicles, wheelchairs, scooters, robotics, marine, remote power, military, back-up and many other devices.  Announced in March 2009, the latest U-Charge® Energy Storage Systems became commercially available in the fourth quarter of fiscal year 2010. These systems are designed to offer significant performance advantages that include common communication protocol, programmable logic, advanced cell balancing and improved fuel gauge reporting. They also are backward compatible to prior U-Charge® products.

Custom Energy Storage Systems

Through partnerships with customers such as Segway Inc. ("Segway") and Wrightbus, among others, we have been a leader in developing lithium phosphate energy storage systems. These systems, designed in tandem with the engineering and product design teams of our customers, offer unique, dynamic solutions to the individual needs of our customers product requirements. From the Segway personal transporter energy pack, to the Wrightbus advanced hybrid energy storage system, Valence has been able to manufacture our lithium phosphate technology and BMS control systems to fit within the specific and challenging form and function requirements of our customers, yielding exceptional power storage and delivery results, in conjunction with efficient system monitoring, management and reporting functions delivered by our customizable BMS system. We feel there are significant market opportunities in the custom energy storage system areas, and are actively working in conjunction with customers and partners to realize results from these efforts.

Operational Achievements

Valence energy storage systems are now in daily use in delivery fleet, medical, marine, military and other markets.  Our research, development and design efforts are focused on new products utilizing our patented lithium iron magnesium phosphate materials, manufacturing process and battery management system expertise. Next generation patented lithium vanadium cathode materials are now being tested in commercial grade cells. Vanadium exhibits improved performance over traditional magnesium phosphate cathode materials with higher voltage and higher discharge rates, among other performance advantages.  As our manufacturing volume continues to increase, significant reductions were made in our manufacturing costs, primarily due to lower raw material costs, higher production yields, improved manufacturing efficiency and increased overhead absorption into our inventory.

Our customer base is expanding into a variety of markets. Some of our top customers include: Smith Electric Vehicles (which includes Smith Electric Vehicles, US  and Tanfield, PLC ), Segway, Howard Medical Solutions (“Howard”), Oxygen S.p.A. (“Oxygen”), Rubbermaid Medical Solutions (“Rubbermaid”), Enova Systems (“Enova”), PVI, Tennant Company (“Tennant”), and Wrightbus. Our battery pack, powder, and engineering operations are conducted in our two manufacturing plants located in Suzhou, China. We continue to improve the batch-to-batch yield of our proprietary Lithium Phosphate cathode materials, increase output and lower our costs. Pack assembly operations have been simplified and expanded. In addition, our engineering operations have been expanded to support continuous manufacturing processes and quality control improvements.

Development of our patented next-generation LVP and LVPF cathode materials has been focused and accelerated. Recognized as the next generation of Lithium Phosphate energy solutions, we believe LVP and LVPF will offer higher performance solutions to a new generation of motive and other demanding applications.

Competition

Competition in the rechargeable battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride, liquid lithium-ion and lithium-ion polymer energy storage systems. The industry consists of major domestic and international companies with substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. Our principal competitors generally have greater financial and marketing resources than we do and they may therefore develop batteries similar or superior to ours or otherwise compete more successfully than we do.  In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe our principal competitors are LG Chem, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba and SAFT, A123 Systems, Dow - Kokam, Thundersky – Winston Battery, Altair Nanotechnologies, and Ener1. A123 Systems, and Ener1 have heavily invested in manufacturing capacity for their chosen markets and have received significant financial support from private investors, public offerings and United States federal, local and state grants, subsidies and incentives.

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

Sales and Marketing

U-Charge® Energy Storage Systems are a family of standard form factor systems that can be configured to meet the energy storage needs of a wide range of customers’ applications. The customer evaluation and approval process is generally between three and eighteen months. We anticipate sales will typically be made through separately negotiated supply agreements and standard purchase orders.  U-Charge® Energy Storage Systems are expected to be sold in standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Lithium Phosphate technology and programmable Command and Control Logic. We also provide pack level application engineering services to assist our customers with the integration of our packs into their specific applications. We have not experienced seasonality in any of our product sales. None of our customers are contractually committed to purchase any minimum quantities of products from us, and orders are generally cancelable prior to shipment. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales of products are typically denominated in U.S. dollars. Consequently, sales historically have not been subject to currency fluctuation risk. For additional information, please Note 19 Segment and Geographic Information, of the Notes to our Condensed Consolidated Financial Statements.

 Manufacturing and Raw Materials

Our base Lithium Iron Magnesium Phosphate Cathode Material is manufactured in one of our two Suzhou, China manufacturing plants. Our second plant manufactures both custom and standard U-Charge® Energy Storage Systems. To meet or exceed expected fiscal year 2012 demand, we have plans to expand both our cathode material and assembly plants during fiscal year 2012.  We depend on a limited number of suppliers for certain key raw materials and components used in manufacturing and developing our power systems. We have undertaken efforts to diversify our supplier base for certain key raw materials and components, and we added second sources for several of these materials and components during fiscal year 2011. We will continue to diversify our supplier base for certain materials and components in the future, as appropriate. The quality and availability of our sourced components and materials used in our production continues to improve. We generally purchase raw materials pursuant to purchase orders placed from time to time. We have developed supply agreements with larger suppliers and continue to seek dual sourcing of critical components to guarantee continuity of supply to our customers.

Research and Product Development

We conduct materials research and development at our Las Vegas, Nevada facility, and new product development at our Austin, Texas and Suzhou, China facilities. Our battery research and development group continuously develops and improves our technology including cathode materials, cells, module, systems and our BMS. Our manufacturing processes have been developed over a number of years and deliver low cost and high quality. Our areas of expertise include: chemical engineering; process control; safety; anode, cathode, and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; analytical chemistry; material science and energy storage system control logic development. Our research and development efforts over the past year have focused and will continue to focus on five areas:

•	Continuing development of our Lithium Phosphate technology in multiple constructions;

•	Development of our next generation Lithium Phosphate technology;

•	Large-format applications for Lithium Phosphate technology;

•	Development of next generation Standard and Custom Battery Packs.

•	Continued improvement of our BMS system.

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

Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products and improve our manufacturing processes. Research and product development expenses totaled $3.6 million in fiscal year 2011, $4.5 million in fiscal year 2010, and $4.3 million in fiscal year 2009.

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

National, state and local regulations impose various environmental requirements on the transportation, storage, use and disposal of lithium batteries and certain chemicals used in the manufacture of lithium batteries and energy storage systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the transportation, storage, use and disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the transportation, storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. In fiscal year 2011, we spent less than $0.1 million on environmental controls, including costs to properly dispose of potentially hazardous waste.

For example, the United States Department of Transportation, or DOT, and the International Air Transport Association, or IATA, regulate the shipment of hazardous materials. The United Nations Committee of Experts for the Transportation of Dangerous Goods has adopted amendments to the international regulations for “lithium equivalency” tests to determine the aggregate lithium content of lithium-ion polymer batteries. In addition, IATA has adopted special size limitations for applying exemptions to these batteries. Under IATA, our U-Charge® Power Systems currently fall within the level such that they are not exempt and require a Class 9 designation for transportation. We materially comply with applicable safety-packaging requirements worldwide, as required by the DOT, IATA, and other organizations with jurisdiction over our operations, and these regulations or enforcement policies could impose costly transportation requirements. In addition, compliance with any new DOT or IATA approval regulations or requirements could require significant time and resources from our technical staff and if redesign were necessary, could delay the introduction of new products.

The Nevada Occupational Safety and Health Administration and other regulatory agencies have jurisdiction over the operations of our Las Vegas, Nevada facility. Because of the risks generally associated with the use of flammable solvents and other hazardous materials, we expect rigorous enforcement of applicable health and safety regulations. In addition, we currently are regulated by the State Fire Marshall’s office and local Fire Departments. Frequent audits by or changes in the regulations issued by the Nevada Occupational Safety and Health Administration, or other regulatory agencies with jurisdiction over our operations, may cause unforeseen delays and require significant time and resources from our technical staff.

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a broad regulatory framework including similar hazardous substance restrictions as are imposed by the European RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products in China affecting a broad range of electronic products and parts, with an effective implementation date of March 1, 2007. However, these methods do not apply to the production of products destined for export. Our compliance system is sufficient to meet such requirements. Our current estimated costs associated with our compliance with this regulation based on our current market share are not significant. However, we continue to evaluate the effect of this regulation on our operation and actual costs could differ from our current estimates.

In fiscal year 2011, we spent less than $0.1 million on environmental controls, including costs to properly dispose of potentially hazardous waste.

Employees

At March 31, 2011, we had a total of 433 regular full-time employees. In the U.S., we had a total of 45 regular full-time employees at our Austin, Texas headquarters and our Las Vegas, Nevada research and development facility. We had 11 regular full-time employees in the areas of engineering and sales located in the United Kingdom and Northern Ireland. Our China manufacturing operation had 377 regular full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We have experienced significant operating losses in the current and prior fiscal years. At March 31, 2011, our principal sources of liquidity were cash and cash equivalents of $2.9 million. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs for the next 12 months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. We presently have no further commitments for financing by affiliates of our Chairman Carl Berg. Recently, we have depended on sales of common stock under an At-Market Issuance Agreement with Wm. Smith & Co.   If we are unable to obtain further financing under the At-Market Issuance Agreement or from affiliates of Mr. Berg or others on terms acceptable to us, or at all, we may not be able to fulfill our customer commitments and/or be forced to cease our operations and liquidate our assets.

Our limited financial resources could materially affect our business, our ability to commercially exploit our technology and our ability to respond to unanticipated developments, and could place us at a disadvantage to our competitors.

 Currently, we do not have sufficient capital resources or cash flow from operations to generate the cash flows required to meet our operating and capital needs.  Our ability to raise capital may be adversely affected by a variety of risks discussed elsewhere herein, including the volatility of the stock market and our ability to raise funds via share sales under our At The Market Agreement with Wm Smith. Our inability to raise adequate funds, or any funds, via the At The Market Agreement, or other capital-raising transactions, limits our financial resources and could materially adversely affect our ability to commercially exploit our technologies and products. For example, it could:

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

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $594 million as of March 31, 2011. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows over the next fiscal year. We may never achieve or sustain sufficient revenues or profitability in the future.

We reported a net loss available to common stockholders of $12.9 million for the fiscal year ended March 31, 2011. We reported a net loss available to common stockholders of $23.2 million for the fiscal year ended March 31, 2010, and a net loss available to common stockholders of $21.4 million for the fiscal year ended March 31, 2009. If we cannot achieve a competitive cost structure, achieve profitability, and acquire access to capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations, and may be required to liquidate our assets, cease operations or file for bankruptcy protection.

We depend on a small number of customers for our revenues, and our results of operations and financial condition could be harmed if we were to lose all or a part of the business from any one of them.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2011, Smith Electric Vehicles and Segway Inc. contributed 42%, and 24%, of our revenues, respectively.  We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues. We do not have long-term agreements with any of these customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

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

Any adverse economic conditions, including a future recession or credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forego technology investments and could have other effects, such as limiting our ability to access funds on credit and reducing the value of our equity securities, any of which could adversely affect our business, financial condition, operating results and cash flow.

Any future disruptions in the credit and financial markets could have a significant material adverse effect on the global economy.   A future recession or slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may result in reduced demand for products utilizing our advanced battery technology and difficulties in  us obtaining financing, which may adversely affect our growth and business prospects.

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

The occurrence of such events could adversely affect our business, financial condition, operating results and cash flow.  Such a future economic slowdown or recession in the global economy is likely to materially affect the global banking system including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. These adverse financial events could also result in further government intervention in the United States and world markets.  Any of these results could affect the manner in which we are able to conduct business including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow or cash position.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2011, we had approximately $76.0 million of total consolidated indebtedness. Included in this amount are $34.9 million of loans outstanding, net of discount, to an affiliate of Carl Berg, $30.4 million of accumulated interest associated with those loans and $10.7 million of principal and interest outstanding with a third party finance company, iStar. The loan to iStar matures in the fourth quarter of fiscal 2012. We are currently obligated to pay off this debt by making payments to iStar equal to $1.0 million in principal plus accrued interest per month. Our outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock held by affiliates of Carl Berg are redeemable by the holders for up to $8.6 million, plus accrued dividends which, as of March 31, 2011, which were approximately $0.9 million. Our substantial indebtedness and other obligations could negatively affect our current and future operations. For example, it could:

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

•	place us at a disadvantage to our competitors that have relatively less debt than we have; or

•	cause us to cease business and liquidate our assets and operations.

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

The market for our products is evolving and it is difficult to predict its potential size or future growth rate. Many of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, have been reluctant or slow to adopt a new approach, particularly during a period of limited or reduced capital expenditures. Moreover, our current products are alternatives to existing systems and may never be accepted by our customers or may be made obsolete by other advances in related technologies.

Significant portions of our expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenue. Therefore, if our revenue is below our expectations, our operating results are likely to be adversely and disproportionately affected. In addition, we may change our prices, modify our distribution strategy and policies, accelerate our investment in research and development, increase our sales or marketing efforts in response to competitive pressures or to pursue new market opportunities. Any one of these activities may further limit our ability to adjust spending in response to revenue fluctuations. We use forecasted revenue to establish our expense budget. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, any shortfall in revenue may result in significant losses.

Our business will be adversely affected if our Lithium Iron Magnesium Phosphate technology-based batteries are not commercially accepted.

We are researching and developing batteries based upon lithium iron phosphate chemistry. Our batteries are designed and manufactured as components for other companies and end-user customers. Our success depends on the acceptance of our batteries and the products using our batteries in their markets. Technical issues may arise that may affect the acceptance of our products by our customers. Market acceptance may also depend on a variety of other factors, including educating the target market regarding the benefits of our products. Market acceptance and market share are also affected by the timing of market introduction of competitive products. If we, or our customers, are unable to gain any significant market acceptance for our lithium phosphate  technology-based batteries, our business will be adversely affected. It is too early to determine if our lithium phosphate technology-based batteries will achieve significant market acceptance.

If we are unable to develop, manufacture and market products that gain wide customer acceptance, our business will be adversely affected.

The process of developing our products is complex and our failure to anticipate our customers’ changing needs and to develop products that receive widespread customer acceptance could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.  For example, if we are unable to develop, manufacture and market our Energy Storage Systems and gain wide customer acceptance of those systems, our business, results of operations and financial condition would be harmed.

The demand for batteries in the transportation and other markets depends on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low fuel prices, changes in government regulations and public perception of fossil fuels and developments in alternative technologies could adversely affect demand for our batteries.

We believe that much of the present and projected demand for advanced batteries in the transportation and other markets results from recent increases in the cost of oil, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. Gasoline, diesel and other fuel prices have been extremely volatile, and this continuing volatility is expected to persist. Lower fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. Additionally, significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, fuel which is abundant and relatively inexpensive in North America, such as compressed natural gas, may emerge as consumers’ preferred alternative to petroleum based propulsion. If the cost of oil decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternate forms of energy, there were significant developments in alternative technologies or if there is a change in the perception that the burning of fossil fuels negatively affects the environment, the demand for our batteries could be reduced, and our business, prospects and revenue may be harmed.

Adverse business or financial conditions affecting the automotive industry may have a material adverse effect on our development and marketing partners and our battery business.

We are seeking to enter into certain agreements with certain worldwide automotive manufacturers and tier 1 suppliers regarding their PHEV and EV development efforts. Certain of these manufacturers and suppliers have in recent years experienced static or reduced revenues, increased costs, net losses, loss of market share, labor issues and other business and financial challenges. As a result, automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. Adverse business or financial conditions affecting individual automotive manufacturers or tier 1 suppliers or the automotive industry generally, including potential additional bankruptcies of automotive companies and their suppliers, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business.

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

Problems in our production processes could limit our ability to grow revenues and maintain our customer base.

The manufacturing and assembly of our batteries and battery systems is a highly complex process that requires extreme precision and quality control throughout a number of production stages. Any defects in battery packaging, impurities in the materials used, contamination of the manufacturing environment, incorrect welding, excess moisture, equipment failure or other difficulties in the production process could reduce yields and affect our ability to produce a sufficient number of batteries to meet the demands of our customers.  In the past, we have experienced production problems that limited our ability to produce a sufficient number of batteries to meet the demands of certain customers. For example, during the fourth quarter of fiscal year 2010 and the first and second quarters of fiscal year 2011, we experienced component shortages from certain manufacturing supply vendors, and we also experienced quality issues with certain components supplied by third party suppliers during fiscal year 2011. These problems resulted in the temporary postponements of certain shipments to our customers, and the problems also resulted in the return of certain products already shipped to our customers for rework or replacement. Although we identified and have taken corrective actions for these issues, if these or other production problems recur and we are unable to resolve them in a timely fashion, it could have a material adverse effect on our ability to grow revenues and maintain our customer base.

We have underutilized manufacturing capacity that may limit our ability to become profitable.

Through our Chinese wholly owned foreign entities we lease and have equipped a 120,000 square foot facility for manufacturing and testing of our batteries. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

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

To be successful, we must cost-effectively manufacture commercial quantities of our technologically-complex batteries that meet our customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to continuously reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly owned foreign enterprises in China. We currently manufacture our batteries and assemble our products in China. We are dependent on the performance of our manufacturing partners, as well as our own manufacturing operations to manufacture and deliver our products to our customers. We have experienced component supply issues, which in some cases has limited our ability to produce a sufficient number of batteries to fulfill our customers’ demands. For example, during the fourth quarter of fiscal year 2010 and the first quarter of fiscal year 2011, our anticipated revenue was adversely affected due to quality issues with the cylindrical cells we purchased from a third party supplier that are included in our batteries, and the temporary suspension of certain areas of production and certain shipments at our China facility in order to implement a component change on a circuit board.  If we fail to correct these issues in a manner that allows us to meet customer demand, or if any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and adversely affect our ability to attract future customers.

In addition to being used in our own product lines, our battery cells are intended to be incorporated into other products. If we do not form effective arrangements with OEMs to commercialize these products, our profitability could be impaired.

Our business strategy contemplates that we will be required to rely on assistance from OEMs to gain market acceptance for our products. We therefore will need to identify acceptable OEMs and enter into agreements with them. Once we identify acceptable OEMs and enter into agreements with them, we will need to meet these companies’ requirements by developing and introducing new products and enhanced or modified versions of our existing products on a timely basis. OEMs often require unique configurations or custom designs for batteries, which must be developed and integrated into their product well before the product is launched. This development process not only requires substantial lead-time between the commencement of design efforts for a customized power system and the commencement of volume shipments of the power systems to the customer, but also requires the cooperation and assistance of the OEMs for purposes of determining the requirements for each specific application. We may have technical issues that arise that may affect the acceptance of our product by OEMs. If we are unable to design, develop, and introduce products that meet OEMs’ requirements, we may lose opportunities to enter into additional purchase orders and our reputation may be damaged. As a result, we may not receive adequate assistance from OEMs or pack assemblers to further commercialize our products, which could impair our profitability.

Failure to implement an effective licensing business strategy will adversely affect our revenue, cash flow and profitability.

Our long-term business strategy anticipates achieving significant revenue from the licensing of our intellectual property assets, such as our patented lithium iron magnesium phosphate technology. However, we have not yet entered into any licensing agreements for our patented lithium iron magnesium phosphate technology. Our future operating results could be adversely affected by a variety of factors including:

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

Our dependence on a limited number of suppliers for key raw materials may delay our production of batteries.

We depend on a limited number of suppliers for our cylindrical cells, and a limited number of suppliers for certain other key raw materials, such as electrolyte anode material, cylindrical cell manufacturing, and printed circuit boards used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. For example, during the fourth quarter of fiscal year 2010 and the first quarter of fiscal year 2011, we experienced production delays as a result of quality issues with cylindrical cells supplied by our sole supplier of cylindrical cells at that time, Tianjin Lishen Battery Joint-Stock Co., Ltd. In an attempt to mitigate this type of issue in the future, we engaged Amperex Technology Ltd. as an additional cell supplier in the first quarter of fiscal year 2011. Where practical, we will continue to procure like products from multiple suppliers. In the past, we have also experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

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

The growth of our business and our success depends on our ability to attract and retain highly-skilled management, technical, research and development, manufacturing, sales and marketing and other operating and administrative personnel, particularly those who are familiar with and experienced in the battery industry. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. Our key personnel include our Chief Executive Officer, Robert L. Kanode, all of our other executive officers and vice presidents, many of whom have very specialized scientific or operational knowledge regarding one or more of our key products. Such persons are in high demand and often receive competing employment offers from numerous other companies, including larger, more established competitors who have significantly greater financial resources than we do. On May 9, 2011, our Chief Financial Officer, Ross A. Goolsby, announced his resignation from our company, effective June 3, 2011. Although we are actively engaged in seeking a replacement for Mr. Goolsby, there can be no guarantee that we will find a suitable replacement for him in a reasonable period of time. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future products.

We may need to expand our employee base and operations to effectively distribute our products commercially, which may strain our management and resources and could harm our business.

To implement our growth strategy successfully, we will have to increase our staff in China, with personnel in manufacturing, engineering, sales, marketing, and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees or retain existing employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts.  Additionally, turnover in key management positions in China could impair our ability to execute our plans for growth and adversely affect our future profitability.

Product liability or other claims could cause us to incur losses or damage our reputation.

The risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing and sale of our batteries and battery systems, which are incorporated in third party commercial products, such as automotive and marine vehicles, industrial products, military transport and equipment and medical equipment. Certain materials we use in our batteries, as well as our batteries and battery systems, could, if used improperly, cause injuries to persons and damage to property. We are also subject to a risk of claims for injuries and damages caused by third party products that incorporate our batteries. In addition, our business could be harmed by adverse publicity resulting from problems or accidents caused by our batteries or third party products that incorporate our batteries.

Although we maintain general liability insurance and product liability insurance, our insurance may not be adequate to cover all potential types of product liability claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed on us. In addition, while we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions.Any successful product liability claim against us in excess of our coverage, or outside of our coverage, could require us to pay a substantial monetary award and could have a material adverse affect on our business, financial condition and reputation. We cannot be assured that such claims against us will not be made in the future.

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

Our ability to compete successfully will depend on whether we can protect our existing proprietary technology and manufacturing processes. We rely on a combination of patent and trade secret protection, non-disclosure agreements and cross-licensing agreements. These measures may not be adequate to safeguard the proprietary technology underlying our batteries. Employees, consultants, and others who participate in the development of our products may breach their non-disclosure agreements with us, and we may not have adequate remedies in the event of their breaches. Furthermore, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. We currently manufacture and export some of our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are weak, it is often difficult to enforce intellectual property rights in China. Moreover, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Even where intellectual property enforcement is strong, enforcing our intellectual property against competitors and other infringers is time-consuming and extremely expensive. Financial and human resources for further enforcement efforts concurrent with those already underway are limited. Accordingly, we may not be able to effectively protect our intellectual property rights outside of the United States.

Intellectual property infringement claims brought against us could be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business on reasonable terms, if at all.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, we have been named in a lawsuit which alleges that our patented lithium iron magnesium phosphate cathode material infringes two patents owned by the Hydro Quebec that we describe in further detail in “Item 3. “Legal Proceedings”. An adverse decision in this or any other similar litigation could force us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the patented lithium iron magnesium phosphate cathode material intellectual property;

•	pay damages for the use of patented lithium iron magnesium phosphate cathode material;

•	obtain a license to sell or use the patented lithium iron magnesium phosphate cathode material, which license may not be available on reasonable terms, or at all; or

•	redesign those products or manufacturing processes that use the patented lithium iron magnesium phosphate cathode material, which may not be economically or technologically feasible.

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

In the past, we have identified material weaknesses in our internal control over financial reporting. Although we believe that we have remediated those material weaknesses and concluded our controls are effective as of March 31, 2011, if we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

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

In connection with our prior financial audit in the fiscal year ended March 31, 2009, we had identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. The material weakness was that during fiscal year 2009, the position of Chief Financial Officer was held by three different people, acting consecutively. This caused management to determine that there was a failure to consistently adhere to certain control disciplines and to evaluate and properly record certain non-routine and complex transactions, which constituted a material weakness in internal control over financial reporting. While we hired Ross A. Goolsby as our Chief Financial Officer in November 2008 and have otherwise expanded our finance, accounting and disclosure staff, we cannot assure you that similar material weaknesses or other material weaknesses will not recur.

Implementing any appropriate changes to our internal controls may distract our officers and employees from other matters, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

Our international business operations could be disrupted.

Our headquarters is located in Austin, Texas and our research and development center is in Las Vegas, Nevada.  We also operate a sales and service facility in Mallusk, Northern Ireland, and our manufacturing operations in Suzhou, China.  If major disasters such as earthquakes, fires, floods, hurricanes, tsunamis, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly, our facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages. In addition, a renewed outbreak of SARS, avian flu, swine flu or another widespread public health problem in China, Northern Ireland or the United States could have a negative effect on our operations.

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

Because the Chinese legal system in general, and the intellectual property regime in particular, are  weak, we may not be able to enforce intellectual property rights in China and elsewhere.

We currently manufacture and export our products from China. The legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are weak, it is often difficult to create and enforce intellectual property rights in China. Even where adequate laws exist in China, it may not be possible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a court judgment or an arbitration award delivered in another jurisdiction, and accordingly, we may not be able to effectively protect our intellectual property rights in China.

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

The business structure of China is, in many respects, different from the business culture in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in China and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in China are very significant in the business culture. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in China may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, the material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in China may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in China may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in China may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in China may be more difficult to review and understand. Also, despite legal developments in China over the past 20 years, adequate laws, comparable with Western standards, do not exist in all areas and it is unclear how many of our business arrangements would be interpreted or enforced by a court in China.

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

Firefighting and disaster relief or assistance in China is substandard by Western standards. In the event of any material damage to, or loss of, the manufacturing plants where our products are or will be produced due to fire, casualty, theft, severe weather, flood, tsunami or other similar causes, we would be forced to replace any assets lost in such disaster. Thus our financial position could be materially compromised or we might have to cease doing business. We maintain insurance in China in an attempt to minimize this risk, but we cannot be sure that such insurance will be sufficient.

In October 2009, we experienced a fire in a leased, unoccupied, offsite warehouse facility housing certain of our raw materials, finished goods inventory, and fixed assets, in Suzhou, China.  Management concluded that a material charge for impairment with respect to certain inventory and fixed assets was required under GAAP, and we recorded a liability for the payment of Chinese VAT with respect to certain inventory which was consumed by the fire.  Although insurance proceeds covered a significant portion of this loss, we cannot be sure that a fire or other similarly destructive event at one of our facilities in the future would not materially affect our financial position or disrupt our operations. In addition, as a result of this claim, our insurance costs may rise.

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

Risks Associated With Our Industry

If competing technologies were developed and successfully introduced, then our products might not be able to compete effectively in our targeted market segments.

Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. Other companies who are seeking to enhance traditional battery technologies, such as lead-acid and nickel-cadmium, have introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems, and we believe that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our targeted market segments.

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

Competition in the rechargeable battery industry is intense. The industry consists of several major and emerging domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have strong name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. Further, a number of our competitors have received or may in the future receive grants, subsidies or incentives from federal, local and state governments, which may provide them with lower cost capital and a competitive advantage. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-SLI lead-acid batteries. These suppliers include, but are not limited to; A123 Systems, Sanyo, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT, and Ener1, as well as numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments. There is also a risk that we may not be able to compete successfully against manufacturers of other types of batteries in any of our targeted applications.

Laws regulating the manufacture, transportation and disposal of batteries may be enacted which could result in a delay in the production of our batteries or the imposition of additional costs that could harm our ability to be profitable.

At the present time, international, federal, state and local laws do not directly regulate the storage, use and disposal of the component parts of our batteries. However, laws and regulations may be enacted in the future which could impose environmental, health and safety controls on the storage, use and disposal of certain chemicals and metals used in the manufacture of lithium polymer batteries. Satisfying any future laws or regulations could require significant time and resources from our technical staff, including those related to possible redesign which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and adversely impact our ability to become profitable in the future.

The transportation of lithium-ion batteries is regulated both domestically and internationally.  Our U-Charge® Power System is classified as a Class 9 hazardous material for shipping purposes pursuant to regulations published by the U.S. Department of Transportation (DOT) and the International Air Transport Association (IATA).  We package and offer for transport the U-Charge® Power System in compliance with all DOT and IATA regulatory requirements.  On January 11, 2010, the DOT proposed new regulations on lithium ion batteries.  At present, it is not known if or when the proposed regulations would be adopted or whether these new regulations may eventually be adopted by IATA.  Compliance with these new DOT regulations could result in additional costs for shipping the U-Charge® Power System and delay the introduction of new products.

National, state and local regulations impose various environmental controls on the transportation, storage, use, and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state and local governments may enact additional restrictions relating to the transportation, storage and disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the transportation, storage, use, and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. Satisfying these existing and any future laws or regulations not currently enacted or imposed could require significant time and resources from our technical staff, including those related to possible redesign of our products, which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability.

Risks Associated With Ownership of Our Stock

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of March 31, 2011, our officers, directors and their affiliates as a group beneficially owned approximately 52.0% of our outstanding common stock, of which our Chairman Carl Berg and his affiliates beneficially owned approximately 51.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

•	vote for the election of directors who agree with the incumbent officers’ or directors’ preferred corporate policy; or

•
oppose or support significant corporate transactions when these transactions further their interest as incumbent officers or directors, even if these interests differ from the interests of other stockholders.

Some provisions of our charter documents may make takeover attempts difficult, which could depress the price of our stock and limit the price that potential acquirers may be willing to pay for our common stock.

Our Board of Directors has the authority, without any action by non-affiliate stockholders, to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution, and other rights compared to those of our common stock. The rights of the holders of our capital stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price, may decrease the market price and may infringe upon the voting and other rights of the holders of our common stock.

At any given time we might not meet the continued listing requirements of the NASDAQ Capital Market.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. On March 8, 2010, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2).  We were provided a 180-day grace period to regain compliance with the Listing Rule. On April 20, 2010, we received a letter from The NASDAQ Stock Market confirming that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days and that, as a result, we had regained compliance with the minimum bid price requirement for continued listing.  However, on June 29, 2010, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2).  We were provided a 180-day grace period to regain compliance with the Listing Rule. On October 11, 2010, we received a letter from The NASDAQ Stock Market confirming that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days and that, as a result, we had regained compliance with the minimum bid price requirement for continued listing. If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, we could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

Our stock price is volatile, which could result in a loss of your investment.

The market price of our common stock has been and is likely to continue to be highly volatile.  During the fiscal year ended March 31, 2011, the sales price of our common stock ranged from $0.65 to $1.77 per share.  Factors that may have a significant effect on the market price of our common stock include the following:

•	fluctuation in our operating results,

•	the loss of or reduction in business from one or more of our key customers,

•	announcements of technological innovations or new commercial products by us or our competitors,

•	failure to achieve operating results projected by securities analysts or public guidance,

•	governmental regulation,

•	developments in our patent or other proprietary rights or our competitors’ developments,

•	our relationships with current or future collaborative partners, and

•	other factors and events beyond our control.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. As a result of this potential stock price volatility, investors may be unable to sell their shares of our common stock at or above the cost of their shares. In addition, companies that have experienced volatility in the market price of their stock have often been the object of securities class action litigation. If we were the subject of securities class action litigation, this could result in substantial costs, a diversion of our management’s attention and resources and harm to our business and financial condition.

Future sales of currently outstanding shares could adversely affect our stock price.

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2011, we had 154,959,209 shares of common stock outstanding and 1,803,144 shares in treasury stock. In addition, at March 31, 2011, we had 7,878,513 shares of our common stock reserved for issuance under stock options plans and 215,000 of our common stock reserved for issuance upon excercise of warrants. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price per share of $1.98 and $2.96, respectively, which is the lowest conversion price that may apply) (in addition to any shares that may be issued with respect to the conversion of accrued dividends).

Equity transactions occurring in the future, including sales under our At Market Issuance Sales Agreement, would result in immediate ownership dilution to current equity holders and, as a result, our stock price may go down.

Future equity transactions, including the sale of shares of common stock or preferred stock, sales under our At Market Issuance Sales Agreement, or the exercise of options or warrants or other convertible securities, would result in ownership dilution and, as a result, our stock price may go down. In February 2008 we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., amended in July 2009, December 2010 and January 2011, which provides that, upon the terms and subject to the conditions set forth therein, we may, through Wm. Smith & Co. acting as sales agent, issue and sell up to 20 million shares of our common stock.  As of March 31, 2011, a total of 13.5 million of the aggregate shares authorized for sale through Wm. Smith & Co. have been sold and 6.5 million remain available for future issuance under the agreement. Further, as opportunities present themselves from time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions.  Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause ownership dilution to existing stockholders. Also, from time to time, options may be issued to employees and third parties. Exercise of in-the-money options, warrants and other convertible securities will result in ownership dilution to existing stockholders, and the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

Our management team has broad discretion over the use of the net proceeds from any offering by us of our equity securities, including sales under our At Market Issuance Sales Agreement.

Our management will use its discretion to direct the net proceeds from any offering of our equity securities.  We intend to use all of the net proceeds of any additional sales under our At Market Issuance Sales Agreement, together with cash on hand, for general corporate purposes, although we could use the proceeds for other purposes as well.  General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions.  Our management’s judgments may not result in positive returns on shareholders’ investments and our shareholders will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC, and NASDAQ continue to develop additional regulations and requirements in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our efforts to comply with these regulations have resulted in, and are likely to continue to result in, materially increased general and administrative expenses and a significant diversion of management time and attention from revenue-generating and cost-reduction activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. There is no assurance that these efforts will be completed on a timely and successful basis. Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

In the event that our Chief Executive Officer, Chief Financial Officer, or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404 of the Sarbanes-Oxley Act of 2002, there may be a material adverse effect in investor perceptions and a decline in the market price of our stock.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. PROPERTIES

We lease approximately 24,000 square feet in Austin, Texas for our corporate offices . We also lease approximately 14,000 square feet in Las Vegas, Nevada for our research and development facility. Our two wholly owned foreign enterprises in China lease three facilities, totaling approximately 120,000 square feet in Suzhou, China, which leases will expire during 2013.  We believe that prior to the expiration of these leases we will be able to renew the leases or secure suitable replacement facilities on reasonable terms.  In addition, we lease approximately 2,000 square feet in Mallusk, Northern Ireland for our sales and OEM manufacturing support center.  We believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

 ITEM 3. LEGAL PROCEEDINGS

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115 (“115 Patent”). Subsequently, on April 2, 2007, we filed an amended claim alleging additional infringement of our Canadian Patents 2,483,918 (“918 Patent”) and 2,466,366 (“366 Patent”). The trial took place in September 2010 and ended on October 1, 2010.  On February 17, 2011, the Canadian Court ruled in our favor, finding that Phostech infringed Valence’s ‘115 Patent.  The 918 Patent was held invalid.  The 366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the 366 Patent.  An immediate injunction was imposed by the Trial Court on Phostech.  Phostech twice appealed the imposition of the injunction and on the second appeal, and the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech.  The Appeal is to be heard on June 6, 2011.  A favorable decision at trial permits us to seek monetary damages, reasonable attorney fees, costs and an injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes the valid Valence Canadian Patent 2,395,115.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations.  On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of our commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. We have filed a response denying the allegations in the second amended complaint.  A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010.  The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010.  On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012.

We are subject, from time to time, to various claims and litigation in the normal course of business. In our opinion, our pending legal matters will not have a material adverse impact on our consolidated financial statements. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of any such legal matters.

Item 4. RESERVED

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “VLNC.” As of May 20, 2011, 2011 we had approximately 605 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

The following table sets forth the quarterly high and low closing sales prices of our common stock during fiscal years 2011 and 2010:

	Closing Sales Prices
	High	Low
Fiscal year 2011:
Quarter ended June 30, 2010	$1.36	$0.65
Quarter ended September 30, 2010	1.15	0.66
Quarter ended December 31, 2010	1.70	1.06
Quarter ended March 31, 2011	1.77	1.41

Fiscal year 2010:
Quarter ended June 30, 2009	$2.30	$1.78
Quarter ended September 30, 2009	1.95	1.36
Quarter ended December 31, 2009	1.78	0.84
Quarter ended March 31, 2010	1.09	0.75

The following table includes, as of March 31, 2011, information regarding common stock authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,783,313	$1.83	1,595,200
Equity compensation plans not approved by security holders(1)	1,500,000	1.61	—
Total	6,283,313	$1.78	1,595,200

(1)
Options to purchase 1,500,000 shares were granted to Robert L. Kanode in March 2007 pursuant to his employment agreement. The exercise price of his shares is $1.61 per share and as of the date of this report are fully vested.

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

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Valence Technology, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 31, 2006 to March 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Valence Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

	3/06	3/07	3/08	3/09	3/10	3/11

Valence Technology, Inc.	100.00	47.39	177.11	85.54	34.14	62.65
NASDAQ Composite	100.00	106.44	101.14	67.88	107.06	125.30
NASDAQ Electronic Components	100.00	90.78	89.71	59.15	94.48	106.53

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

This section presents selected historical financial data of Valence Technology, Inc. The information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Report. Our financial data as of and for the periods indicated is derived from our audited financial statements for such periods.  The following is not necessarily indicative of future results:

	Fiscal Year ended March 31,
(in thousands except per share data)	2011	2010	2009	2008	2007
Statement of Operations Data
Revenues	45,882	16,080	26,157	20,777	16,674
Cost of sales	36,446	14,093	25,682	18,956	16,366
Gross margin	9,436	1,987	475	1,821	308
Operating Expenses:
Research and product development	3,622	4,464	4,333	3,772	3,982
Selling, general and administrative	14,313	15,032	11,994	12,230	12,406
Loss / (gain) on disposal of assets	—	—	137	16	62
Asset impairment charge	502	301	731	154	52
Other	—	—	—	—	24
Total operating expenses	18,437	19,797	17,195	16,172	16,526
Operating loss	(9,001)	(17,810)	(16,720)	(14,351)	(16,218)
Foreign exchange gain	839	44	605	1,258	260
Interest (expense)/income, net	(4,524)	(4,950)	(5,111)	(6,347)	(6,293)
Casualty loss	—	(300)	—	—	—
Net Loss	(12,685)	(23,016)	(21,226)	(19,440)	(22,251)
Dividends on preferred stock	172	172	172	173	172

Net loss attributable to common stockholders	$(12,857)	$(23,188)	$(21,398)	$(19,613)	$(22,423)

Net loss per share-basic and diluted	$(0.09)	$(0.18)	$(0.18)	$(0.18)	$(0.22)

Weighted average shares outstanding-basic and diluted	141,655	126,211	119,370	111,593	99,714

Balance Sheet Data:
Cash and cash equivalents	2,915	3,172	4,009	2,616	1,168
Working (deficit) capital	5,783	(13,076)	13,889	11,200	7,382
Total assets	36,017	18,089	29,636	27,158	19,200
Long-term debt, and long-term debt to stockholder, net of discount	34,889	34,848	34,766	53,607	52,390
Redeemable convertible preferred stock	8,610	8,610	8,610	8,610	8,610
Accumulated deficit	(593,702)	(580,845)	(557,657)	(536,260)	(516,647)
Total stockholders’ deficit	(63,834)	(79,115)	(67,185)	(67,317)	(67,918)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We develop, manufacture and sell advanced energy storage systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on hybrid and electric fleet vehicles, portable appliances, and other industry and consumer applications. Our mission is to promote the wide adoption of high-performance, safe, environmentally friendly energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available, we utilize the numerous benefits of our latest energy storage technology, worldwide intellectual property portfolio and extensive experience of our management team.

Total revenue in fiscal year 2011 was $45.9 million, an increase of 185% compared to the prior fiscal year. We believe revenue will grow in fiscal year 2012, compared to fiscal year 2011, from existing and new customer sales due to the increasing demand in the U.S. and EMEA (Europe, Middle East and Africa) markets for alternative energy solution systems.

Going Concern

As a result of our limited cash resources and history of operating losses there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by our Chairman Carl Berg and or his affiliates. Recently, we have depended on sales of our common stock under the At-Market Issuance Agreement with Wm. Smith & Co., and to a lesser extent sales of our common stock under the Common Stock Purchase Agreement with Seaside 88, L.P. Our agreement with Seaside 88 expired in October 2010. If we are unable to obtain financing from Mr. Berg, Wm. Smith & Co, or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during fiscal year 2012.

2011 Highlights

Key financial and product introductions and milestones based on our Lithium Iron Magnesium Phosphate technology during fiscal year 2011 include:

•	We set a revenue record of $45.9 million in fiscal year 2011, which is a 185% improvement over fiscal year 2010
•	We introduced the 36 volt scalable U-Charge® system
•	We introduced a custom energy storage system for the next generation London double deck hybrid bus
•	We prevailed in a lawsuit regarding the patent infringement of the carbothermal reduction process used in our cathode material manufacturing
•	We were awarded 4 new patents in the U.S. and 13 worldwide patents during the 2011 fiscal year

Continuing Development of Valence Lithium Phosphate Technology & Systems

•	In 2002, we successfully produced our first generation Lithium Iron Magnesium Phosphate Material
•	In 2004, we introduced our Lithium Iron Magnesium Phosphate Material in a cylindrical construction, and we launched our Segway Custom Pack product.
•	In 2005, we increased the capacity of our energy cell which was included in our 12 Volt U-Charge® Scalable Modules
•	In 2007, we launched our 18 Volt U-Charge® Scalable Modules
•	In 2010, we launched our 36 Volt U-Charge® Scalable Modules
•	In 2012, we plan to launch several Next Generation High Power Custom Systems

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

Result of Operations

Fiscal Years Ended March 31, 2011 (Fiscal Year 2011), March 31, 2010 (Fiscal Year 2010) and March 31, 2009 (Fiscal Year 2009)

The following table summarizes the results of our operations for the past three fiscal years (in thousands except for share data):

	Fiscal Year Ended
		Change Increase/(Decrease)			Change Increase/(Decrease)
	3/31/2011	$	%	3/31/2010	$	%	3/31/2009

Revenue	$45,882	29,802	185%	$16,080	(10,077)	(39)%	$26,157
Cost of products sold	36,446	22,353	159%	14,093	(11,589)	(45)%	25,682
Gross margin	9,436	7,449	375%	1,987	1,512	318%	475
Operating and other expenses	17,935	(1,561)	(8)%	19,496	3,169	19%	16,327
Loss on disposal of assets	—	—	—	—	(137)	(100)%	137
Impairments, restructuring, contract settlement charges	502	201	67%	301	(430)	(430)%	731
Total operating expenses	18,437	(1,360)	(7)%	19,797	2,602	15%	17,195
Operating loss	(9,001)	8,809	(50)%	(17,810)	(1,090)	7%	(16,720)
Other expense, net	(3,684)	1,522	(30)%	(5,206)	(700)	16%	(4,506)
Net loss	(12,685)	10,331	(45)%	(23,016)	(1,790)	8%	(21,226)
Dividends and accretion on preferred stock	172	—	—	172	—	—%	172
Net loss available to common stockholders	$(12,857)	$(10,331)	(45)%	$(23,188)	$(1,790)	8%	$(21,398)
Net loss per share available to common stockholders, basic and diluted	$(0.09)	$0.09	(51)%	$(0.18)	$—	—%	$(0.18)
Shares used in computing net loss per share available to common stockholders, basic and diluted	141,655	15,444	12%	126,211	6,841	6%	119,370

Revenue and Gross Margin

Revenue. Revenue totaled $45.9 million for the fiscal year ended March 31, 2011, a $29.8 million, or a 185% increase, compared to $16.1 million in revenue for the fiscal year ended March 31, 2010. Revenue for fiscal year 2010 was $16.1 million, which was a decrease of $10.1 million, or a 39% decrease, compared to $26.2 million in revenue for the fiscal year ended March 31, 2009. The increase in revenue during fiscal year 2011, compared to fiscal year 2010, is primarily the result of increased sales to Smith Electric Vehicles, and Segway Inc (“Segway”). Smith Electric Vehicles and Segway sales in fiscal year 2011 were $19.1 million and $11.2 million, respectively, as compared to $2.0 million and $4.1 million, respectively, in fiscal year 2010. The decrease in revenue during fiscal year 2010, compared to fiscal year 2009, was primarily the result of decreased sales to Segway and Smith Electric Vehicles . Revenue for Segway and Smith Electric Vehciles were $4.0 million and $2.0 million, respectively, in fiscal year 2010, compared to $12.0 million and $4.2 million, respectively, in fiscal year 2009.

Smith Electric Vehicles sales accounted for 42%, 12%, and 16% of our total revenue in fiscal years 2011, 2010, and 2009, respectively. Segway sales accounted for 24%, 25%, and 46% of our total product sales in fiscal years 2011, 2010, and 2009, respectively. Large-format battery system sales represented 74% , 65%, and 45%, of our total revenue for fiscal years 2011, 2010, and 2009, respectively.  We expect sales of our large-format battery system to increase during fiscal year 2012, due to the growing demand of alternative energy storage systems and the fulfillment of current sales agreements. We believe the increase in demand in alternative energy solutions is being driven largely by the sustained high cost of fossil fuels and a market focus on environmentally friendly energy solutions.  We expect sales of our large-format battery systems and custom packs to increase during the upcoming fiscal year due to anticipated continued strong demand for our products from a variety of customers. We did not experience any material effect of inflation on our revenues in the three most recent fiscal years.

Gross Margin: Gross margin for the fiscal year ended March 31, 2011 was $9.4 million, compared to $2.0 million for fiscal year 2010, and $0.5 million for fiscal year 2009. Gross margin as a percentage of revenue was 21% for the fiscal year ended March 31, 2011, compared to 12% for the fiscal year ended March 31, 2010, and 2% for the fiscal year ended March 31, 2009. During fiscal year 2011, gross margin in dollars and as a percentage of revenue increased mainly due to improved manufacturing efficiencies and to the increased absorption of fixed overhead associated with our production facility in China and reduced raw material costs. During fiscal year 2010, gross margin in dollars and as a percentage of revenue increased mainly due to improved manufacturing efficiencies despite the decrease in overall demand, and the absence of significant material obsolescence charges for discontinued product lines, such as Epoch ™ and N-Charge® , which occurred in fiscal year 2009. We expect cost of sales, as a percentage of sales, to remain relatively consistent in fiscal year 2012. We did not experience any material effect of inflation on our gross margin or operating expense in the three most recent fiscal years.

Operating Expenses

The following table summarizes our operating expenses during each of the past three fiscal years (in thousands):

	Fiscal Year Ended
		Change Increase/(Decrease)			Change Increase/(Decrease)
	3/31/2011	$	%	3/31/2010	$	%	3/31/2009
Operating expenses
Research and product development	$3,622	(842)	(19)%	$4,464	$131	3%	$4,333
Sales and marketing	2,665	51	2%	2,614	(308)	(11)%	2,922
General and administrative	11,648	(769)	(6)%	12,418	3,346	(37)%	9,072
Loss /(gain) on disposal of assets	—	—	—	—	(137)	(100)%	137
Asset impairment charge	502	201	67%	301	(430)	(59)%	731
Total operating expenses	$18,437	(1,360)	(7)%	$19,797	2,602	15%	$17,195
Total operating expenses as a percent total revenue	40%			123%			66%

Operating expenses as a percentage of revenue decreased to 40% in fiscal year 2011, versus 123% in fiscal year 2010, and 66% in fiscal year 2009. The dollar decrease in operating expenses in fiscal year 2011 is mainly due to reductions in research and development expense and general and administrative expenses, and the decrease in operating expenses as a percentage of revenue is due to higher recorded revenue in fiscal year 2011, compared to fiscal year 2010. Similarly, the increase in operating expenses as a percentage of revenue in fiscal year 2010, compared to fiscal year 2009, is due to the reduced revenue recorded in fiscal year 2010, compared to fiscal year 2009.

Research and Product Development: Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $3.6 million in fiscal year 2011, $4.5 million in fiscal year 2010, and $4.3 million in fiscal year 2009. During fiscal year 2011, research and development decreased by $0.9 million, or 19%, compared to fiscal year 2010. The decrease in research and development expenses in fiscal year 2011, compared to fiscal year 2010, was primarily due to decreased wage and salary expenses, and reduced share-based compensation expenses in fiscal year 2011. During fiscal year 2010, research and development remained relatively flat compared to fiscal year 2009. During fiscal year 2011, $0.1 million of share based compensation was allocated to research and development expenses, compared to $0.6 million in fiscal year 2010, and $0.1 million in fiscal year 2009.  We expect research and development expenses to remain relatively steady as we create and develop new products during fiscal year 2012.

Sales and Marketing: Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Sales and marketing expenses totaled $2.7 million in fiscal year 2011, $2.6 million in fiscal year 2010, and $2.9 million in fiscal year 2009.  During fiscal year 2011, 2010, and 2009 sales and marketing expenses remained relatively flat. During fiscal year 2011, $0.1 million of share based compensation was allocated to marketing expenses, compared to $0.2 million in fiscal year 2010, and $0.3 million in fiscal year 2009.  We expect sales and marketing expenses could increase moderately as we focus on growing our revenue during fiscal year 2012.

General and Administrative: General and administrative expenses consist primarily of wage and salary expenses, share based compensation  expense, and other related costs for finance, human resources, facilities, information technology, legal, audit, insurance and corporate-related expenses. General and administrative expenses totaled $11.7 million during fiscal year 2011,  $12.4 million during fiscal year 2010, and $9.1 million in fiscal year 2009.  General and administrative expenses decreased during fiscal year 2011, compared to fiscal year 2010, primarily as a result of reduced share-based compensation expense in fiscal year 2011, and a reduction in compensation related expenses as the result of the release of a liability for accrued foreign employment taxes related to our Ireland operations. General and administrative expenses increased $3.4 million in fiscal year 2010, or 37%, compared to fiscal year 2009 primarily due to a $1.9 million increase in legal costs associated with the defense of our intellectual property, and a $1.0 million increase in share based compensation expenses from the granting of stock option awards to directors and executives in fiscal year 2010. In addition, wages and salaries increased $0.4 million in fiscal year 2010, compared to fiscal year 2009, as a result of the addition of several finance and executive level personnel in fiscal year 2010. Share based compensation expense was $0.6 million in fiscal year 2011, compared to $1.4 million in fiscal year 2010, and $1.3 million in fiscal year 2009. We expect general and administrative expenses to increase in line with our associated needs as we grow. We also expect litigation expenses to increase as the litigation matters continue and advance to trial.

Impairment Charge: Impairment charges of approximately $0.5 million, $0.3 million, and $0.7 million were recorded during fiscal years 2011, 2010 and 2009, respectively. The fiscal year 2011 and 2009 impairment charges related to fixed assets that were purchased for the expansion of our production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by the acquisition of these assets was determined not to be necessary to meet expected demand until later than initially expected. The fiscal year 2010 impairment charge was the result of our annual fixed asset inventory count and audit for idle or damaged assets in our China production facility.

Loss on Sale of Assets: Loss on sales of assets amounted to approximately $0.1 million in fiscal year 2009 and resulted primarily from consolidating our China operations into two plants in Suzhou, China, and the resulting sale of related equipment that was not required in our manufacturing and development operations in Suzhou, China.

Interest Expense and Other Expense

Interest Expense: Interest expense relates to our long-term debt with a stockholder and a third party creditor. Interest expense was $4.6 million, $5.0 million, and $5.2 million for the fiscal years 2011, 2010, and 2009, respectively. Interest expense fluctuations are a result of changes in the underlying interest rate on one of the loans, which is indexed to the LIBOR rate.

Casualty Loss

Property and Casualty Loss . In the second quarter of fiscal year 2010, we experienced a fire at an offsite warehouse in Suzhou, China, which contained certain fixed assets and inventory. Based upon our initial estimates of the casualty loss and expected insurance recoveries from this incident we recorded a casualty loss of $0.6 million in the quarter ended September 30, 2009, a receivable for the expected insurance recoveries of $3.5 million, a reduction of inventory and fixed assets of approximately $3.0 million, and related accrued liabilities for VAT taxes and expected clean up costs of approximately $1.0 million. We settled a claim with our insurance carrier during the fourth quarter of fiscal year 2010 for $3.2 million related to this fire, and recorded a $0.3 million reduction of the casualty loss previously recorded.

Liquidity and Capital Resources

At March 31, 2011, our principal source of liquidity was cash and cash equivalents of $2.9 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following March 31, 2011, nor do we anticipate that product sales during fiscal year 2012 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

Our cash requirements may vary materially from those now planned because of changes in our operations, including our failure to achieve expected revenues, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, our stock price, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next twelve months.

The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2011, 2010, and 2009 (in thousands):

	Fiscal Year Ended March 31,
	2011	2010
Net cash flows provided by (used in)
Operating activities	$(17,968)	$(9,618)
Investing activities	(473)	(231)
Financing activities	18,134	9,013
Effect of foreign exchange rates	50	(1)
Net decrease in cash and cash equivalents	$(257)	$(837)

Cash used by operating activities during fiscal years 2011 and 2010 was $18.0 million, and $9.6 million, respectively. The cash used for operating activities during both fiscal years was primarily for operating losses and working capital requirements. Cash used by operations increased during fiscal year 2011 due to a $11.1 million increase in cash used in our accounts receivable and a $8.6 million increase in cash used in our inventory. The increased use of cash for our accounts receivable and inventory in fiscal year 2011, as compared to fiscal year 2010, was due to our increased sales and inventory production necessary to support the increased demand of our customers. Cash used for operating activities in fiscal year 2011 was higher than in fiscal year 2010 primarily due to increased sales activity in the current period, which required additional capital to support increased inventory levels and production salaries.

Cash used by investing activities during fiscal years 2011 and 2010 was $0.5 million and $0.2 million, respectively. The cash used by investing activities in both years was primarily for the acquisition of capital equipment for our China facilities.

We obtained net cash from financing activities of $18.1 million and $9.0 million during fiscal years 2011 and 2010, respectively. Net cash provided by financing activities in fiscal year 2011 consisted of $2.9 million of common stock sold under the Common Stock Purchase Agreement with Seaside, $12.0 million in sales of our common stock to Carl Berg, which consisted of cash payments and the settlements of certain promissory notes, as discussed in more detail below in Note 18 to Notes to the Consolidated Financial Statements, and $12.1 million of common stock sold under our At Market Issuance Sales Agreement with Wm. Smith & Co. In addition, we made payments on our short term debt to a third party financing company totaling $9.0 million in fiscal year 2011. Net cash provided by financing activities in fiscal year 2010 includes $4.3 million of common stock sold under the Common Stock Purchase Agreement with Seaside, $3.5 million in sales of our common stock to Carl Berg, $1.2 million of common stock sold under our At Market Issuance Sales Agreement with Wm. Smith & Co, and $0.1 million received from the exercise of stock options by employees.

We filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, and such registration statement was declared effective on January 21, 2011 (the “New Registration Statement”). Under this registration statement, we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million. The New Registration Statement replaced our Form S-3 Registration Statement, which was declared effective on January 22, 2008 that expired on January 22, 2011 (the “Expired Registration Statement”). We believe that the New Registration Statement provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or that our financial condition may require. The shares sold to Seaside 88 and the shares sold under the Wm. Smith Agreement before the New Registration Statement became effective were registered under the Expired Registration Statement, and the shares which may be sold under the Wm. Smith Agreement on or after the New Registration Statement became effective are registered under the New Registration Statement.

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP, which provides that, upon the terms and subject to the conditions set forth therein, we are required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock. This agreement terminated on October 15, 2010, and we had sold  7.2 million shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $7.6 million before offering expenses and finder’s fee.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”).  Concurrent with entering into this At Market Issuance Sales Agreement, we provided notice of termination of the Controlled Equity Offering Sales Agreement dated April 13, 2006 that we previously entered into with Cantor Fitzgerald & Co.

On December 30, 2010, we entered into an Amendment No. 2 to the At Market Issuance Sales Agreement ( “Amendment No. 2”), with the Sales Agent, which provides, among other things, that the number of shares of our common stock which may be issued and sold through the Sales Agent increased from 10,000,000 shares to 20,000,000 shares.

On January 22, 2011, we entered into an Amendment No. 3 to At Market Issuance Sales Agreement (“Amendment No. 3”) with the Sales Agent. Amendment No. 3 provided, among other things, that the shares of our common stock that remain available to be sold under the At Market Issuance Sales Agreement as of the amendment date will be registered under the New Registration Statement.

Through March 31, 2011, we had sold 13.5 million shares with gross proceeds of $29.1 million under the amended At Market Issuance Sales Agreement.  As of the date of this Report, we have made no further decisions as to whether or when we may seek to make additional sales under the At Market Issuance Sales Agreement.

At March 31, 2011, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of March 31, 2011 totaled approximately $0.9 million.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2011 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources. We intend to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

Short-Term and Long-Term Principal and Interest Repayment Obligations

At March 31, 2011, our cash obligations for short-term and long-term debt principal and interest consisted of (in thousands):

March 31, 2011
2005 short-term debt	$11,000
Current portion of interest on short-term debt	33
1998 long-term debt to stockholder	14,950
2001 long-term debt to stockholder	20,000
Long term portion of interest on debt	30,350
Total	$76,333

At March 31, 2011, our repayment obligations of short-term and long-term debt principal are (in thousands):

	Fiscal Year ended March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Principal repayments	$11,000	$34,950	$—	$—	$—	$—	$45,950

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2011, we had approximately $76.3 million of total consolidated indebtedness, including accrued interest. Included in this amount are $35.0 million of loans outstanding, to an affiliate of Carl Berg, $30.4 million of accumulated interest associated with those loans and $11.0 million of principal and interest outstanding with a third party finance company. We began making monthly principal payments on the loan to the third party in fiscal year 2011, and the final payment is payable in February 2012.

The terms of the certificates of designation for the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005.  Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date.  There currently are no redemption deadlines.  As set forth above, although dividends are not due, they are continuing to accrue, which was approximately $0.9 million  as of March 31, 2011.

If cash flow from operations is not adequate to meet debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing.

Contractual Obligations

At March 31, 2011, our contractual obligations and payments due by period are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Short-term debt, net of discount	$10,686	$10,686	$—	$—	$—
Long-term debt to stockholder, net of discount	34,889	—	34,889	—	—
Long-term interest payable to stockholder	30,350		30,350	—	—
Operating lease obligations	1,540	696	841	3	—
Purchase obligations	23,177	23,177	—	—	—
Total	$100,642	$34,559	$66,080	$3	$—

Lease Commitments

We have no capital leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

Warranty

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic limited warranty. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect the warranty liability calculations  include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the warranty obligation. Each quarter, we re-evaluate the estimate to assess the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary.

Share Based Compensation

We measure share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black- Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

 Recent Accounting Pronouncements

 On June 12, 2009, the FASB issued ASC No. 810, Consolidation, Amendments to FASB Interpretation No. 46(R) , which significantly changes the consolidation model for variable interest entities. ASC No. 810 requires companies to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly affect the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted ASC No. 810 on April 1, 2010, and its adoption did not have a material effect on our consolidated financial statements.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

Risk Factors

See Item 1A of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk .  As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. A significant number of our employees are located in Asia. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in the China RMB. Additionally, we purchase materials and components from suppliers in Asia. While we pay many of these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. The majority of our revenues are received in U.S. dollars.

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

Interest Rate Sensitivity .  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005, with iStar with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at March 31, 2011).

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at March 31, 2011 (in thousands):

	Expected Maturity Date by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt	$—	$20,000	$—	$—	$—	$—	$20,000
Variable rate debt	$11,000	$14,950	$—	$—	$—	$—	$25,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc., and subsidiaries (collectively the, “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and comprehensive loss and its cash flows for each of the three fiscal years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

PMB HELIN DONOVAN, LLP

Austin, Texas

May 25, 2011

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

	March 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,915	$3,172
Trade receivables, net of allowance of $361 and $43, respectively	13,615	2,832
Inventory, net	12,491	5,597
Prepaid and other current assets	2,661	1,557
Total current assets	31,682	13,158

Property, plant and equipment, net	4,192	4,931
Other long-term assets	143	—
Total assets	$36,017	$18,089

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,150	$1,815
Accrued expenses	6,063	4,566
Short-term debt, net of debt discount	10,686	19,853
Total current liabilities	25,899	26,234

Long-term interest payable to stockholder	30,350	27,383
Long-term debt to stockholder, net of debt discount	34,889	34,848
Other long-term liabilities	103	129

Commitments and contingencies

Preferred Stock
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding at March 31, 2011 and 2010, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 156,762,353 shares issued and 154,959,209 shares outstanding, respectively, as of March 31, 2011, and 131,972,224 shares issued and 130,169,080 outstanding, respectively, as of March 31, 2010	157	132
Additional paid-in capital	537,957	509,909
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(593,702)	(580,845)
Accumulated other comprehensive loss	(3,082)	(3,147)
Total stockholders’ deficit	(63,834)	(79,115)
Total liabilities, preferred stock, and stockholders’ deficit	$36,017	$18,089

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

	Year ended March 31,
	2011	2010	2009
Revenue	$45,882	$16,080	$26,157
Cost of sales	36,446	14,093	25,682
Gross margin	9,436	1,987	475
Operating expenses:
Research and product development	3,622	4,464	4,333
Marketing	2,665	2,614	2,922
General and administrative	11,648	12,418	9,072
Loss on disposal of assets	—	—	137
Asset impairment charge	502	301	731
Total operating expenses	18,437	19,797	17,195
Operating loss	(9,001)	(17,810)	(16,720)
Foreign exchange gain	839	44	605
Interest and other income	15	30	82
Interest and other expense	(4,539)	(4,980)	(5,193)
Casualty loss	—	(300)	—
Net loss	(12,685)	(23,016)	(21,226)
Dividends on preferred stock	172	172	172
Net loss available to common stockholders, basic and diluted	$(12,857)	$(23,188)	$(21,398)
Other comprehensive loss:
Net loss	$(12,685)	$(23,016)	$(21,226)
Change in foreign currency translation adjustments	66	(12)	532
Comprehensive loss	$(12,619)	$(23,028)	$(20,694)
Net loss per share available to common stockholders, basic and diluted	$(0.09)	$(0.18)	$(0.18)
Shares used in computing net loss per share available to common stockholders, basic and diluted	141,655	126,211	119,370

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS)

	Common Stock		Treasury Stock		Additional		Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at March 31, 2008	117,439	$117	1,803	$(5,164)	$477,657	$(536,260)	$(3,667)	$(67,317)
Sale of stock to private investors	3,260	3	—	—	10,173	—	—	10,176
Cancellation of debt as consideration for common stock warrants exercise	1,667	2	—	—	3,132	—	—	3,134
Exercise of stock options	444	1	—	—	905		—	906
Exercise of warrants	2,233	2	—	—	6,142	—	—	6,144
Dividends on preferred stock	—	—	—	—	—	(171)	—	(171)
Share based compensation	—	—	—	—	637	—	—	637
Net loss	—	—	—	—	—	(21,226)	—	(21,226)
Change in translation adjustment	—	—	—	—	—	—	532	532
Balance at March 31, 2009	125,043	$125	1,803	$(5,164)	$498,646	$(557,657)	$(3,135)	$(67,185)
Sale of stock to private investors	4,511	4	—	—	5,376	—	—	5,381
Sale of stock to a related party	2,342	2	—	—	3,498	—	—	3,500
Exercise of stock options	76	1	—	—	132	—	—	133
Dividends on preferred stock	—	—	—	—	—	(172)	—	(172)
Share based compensation	—	—	—	—	2,184	—	—	2,184
Issuance of warrants	—	—	—	—	73	—	—	73
Net loss	—	—	—	—	—	(23,016)	—	(23,016)
Change in translation adjustment	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2010	131,972	$132	1,803	$(5,164)	$509,909	$(580,845)	$(3,147)	$(79,115)
Sale of stock to private investors	11,860	12	—	—	15,104	—	—	15,115
Sale of stock to a related party	12,930	13	—	—	12,007	—	—	12,020
Dividends on preferred stock	—	—	—	—	—	(172)	—	(172)
Share based compensation	—	—	—	—	828	—	—	828
Issuance of warrants	—	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(12,685)	—	(12,685)
Change in translation adjustment	—	—	—	—	—	—	65	65
Balance at March 31, 2011	156,762	$157	1,803	$(5,164)	$537,957	$(593,702)	$(3,082)	$(63,834)

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(12,685)	$(23,016)	$(21,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	1,155	1,625
Loss on disposal of assets	—	—	137
Bad debt expense	324	4	93
Accretion of debt discount and other	2,905	3,530	3,564
Asset impairment charge	502	301	731
Casualty loss	—	300	—
Foreign exchange gain	(839)	(44)	(605)
Share based compensation	828	2,185	637
Reserve for obsolete inventory	1.876	908	—
Changes in operating assets and liabilities:
Trade receivables	(11,101)	404	3,110
Inventory	(8,560)	3,640	(879)
Prepaid and other current assets	(1,011)	596	(1,575)
Long-term assets	(143)	—	—
Accounts payable	7,255	(8)	(2,350)
Accrued expenses	1,621	427	1,315
Net cash used in operating activities	(17,968)	(9,618)	(15,423)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(473)	(231)	(3,607)
Proceeds from disposal of property, plant, and equipment	—	—	52
Net cash used in investing activities	(473)	(231)	(3,555)

Cash flows from financing activities:
Proceeds from short-term debt	5,020	—	4,502
Proceeds from stock option exercises	—	132	906
Proceeds from issuance of common stock, net of issuance costs	22,114	8,881	14,951
Payment of short-term debt	(9,000)	—	—
Net cash provided by financing activities	18,134	9,013	20,359

Effect of foreign exchange rates on cash and cash equivalents	50	(1)	12

(Decrease) increase in cash and cash equivalents	(257)	(837)	1,393
Cash and cash equivalents, beginning of year	3,172	4,009	2,616
Cash and cash equivalents, end of year	$2,915	$3,172	$4,009

Supplemental information:
Interest paid	$1,166	$1,377	$1,519
Cancellation of debt from stockholder in exchange for common shares	$5,020	$—	$4,502

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS AND BUSINESS STRATEGY:

Valence Technology, Inc. and subsidiaries (“the Company”), was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. The Company develops, manufactures and sells advanced, high-energy power systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on fleet hybrid and electric vehicles, portable appliances and other industry and consumer applications.  The Company’s mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish this mission and address the significant market opportunity the Company believes is available, the Company plans to utilize the numerous benefits of its latest energy storage technology, deep intellectual property portfolio and extensive experience of its management team.

The Company believes that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (“EV”), plug-in hybrid electric vehicle (“PHEV”) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  The Company’s latest U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell and pack balancing, battery monitoring and diagnostics, and certain field reparability.

The Company’s business plan and strategy focus on the generation of revenue from product sales, while controlling  costs through partnerships with contract manufacturers and internal manufacturing efforts through the Company’s two wholly owned subsidiaries in China. The Company expects to develop target markets through the sales of our latest U-Charge® system lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable Command and Control Logic.

2. GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $594 million as of March 31, 2011. For the years ended March 31, 2011, 2010, and 2009, the Company sustained net losses available to common stockholders of $12.9 million, $23.2 million, and $21.4 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern is contingent upon its ability to meet its working capital requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2011, the Company’s principal sources of liquidity were cash and cash equivalents of $2.9 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next twelve months following March 31, 2011, nor does the Company anticipate product sales during fiscal year 2012 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

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

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory reserves and inventory overhead absorption as discussed in Note 6, of Notes to the Consolidated Financial Statements, warranty liabilities as discussed in Note 12 of Notes to the Consolidated Financial Statements, and share based compensation as discussed in Note 14 of Notes to the Consolidated Financial Statements.  Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has the following subsidiaries:

Valence Technology Cayman Islands Inc., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Intercompany balances and transactions are eliminated upon consolidation.

RECLASSIFICATIONS:

Where appropriate, the prior years’ financial statements have been reclassified to conform to current year presentation. For the balance sheets presented as of March 31, 2010, we have reduced the amount of Prepaid and Other Accrued Expenses to reflect the netting of similar payable and receivable VAT tax balances that existed as of March 31, 2010 in those particular balance sheet items.

None of the changes impact the Company’s previously reported consolidated net revenue, loss from operations, net loss or net loss per share.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates to be cash equivalents.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash and cash equivalents. The Company provides an allowance for doubtful accounts based upon the expected ability to collect accounts receivable. The Company makes estimates about the uncollectability of its accounts receivables. The Company specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The need to write off a receivable balance depends on the age, size and a determination of collectability of the receivable. Credit losses to date have been within the Company’s estimates.

Cash and cash equivalents are invested in deposits with a major financial institution. As of March 31, 2011, the Company had approximately $0.7 million, denominated in the Chinese Yuan, in banks registered in the People’s Republic of China, which are not insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

INVENTORY:

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

FAIR VALUE:

Fair value is determined to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.  The three values of the fair value hierarchy are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs that are not based on observable market data.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company performs a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value and is recorded in the period the determination was made.

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

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHIPPING AND HANDLING COSTS:

The Company recognizes as revenue amounts billed to customers related to shipping and handling with related expenses recorded as a component of cost of sales.

ADVERTISING COSTS:

Advertising costs are charged to expense as incurred. Advertising expenses for each of fiscal years 2011, 2010 and 2009 were less than $0.1 million.

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

SHARE-BASED COMPENSATION:

The Company measures share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black- Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 14 of Notes to the Consolidated Financial Statements for further discussion of share-based compensation.

COMPREHENSIVE INCOME/LOSS:

Comprehensive income/loss is the change in stockholder’s deficit from foreign currency translation gains and losses.

INCOME TAXES:

The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has provided a full valuation allowance against its deferred tax assets because the realization of the related tax benefits is not considered more likely than not.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to uncertain tax positions, if any, as part of income tax expense within its consolidated statement of operations.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31,
	2011	2010	2009
Shares reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock	3,628,634	3,628,634	3,628,634
Common stock options	7,878,513	8,188,952	7,087,395
Warrants to purchase common stock	215,000	115,000	—
Total	11,722,147	11,932,586	10,716,029

The number of shares listed above as reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible into shares of the Company’s stock at the election of the Company, subject to certain limitations.  At March 31, 2011, up to approximately $0.9 million in accrued dividends would be convertible into up to 607,267 shares of common stock based on the closing sales price of $1.56 per share on March 31, 2011.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

4. IMPAIRMENT CHARGE:

Impairment charges of approximately $0.5 million, $0.3 million, and $0.7 million were recorded during fiscal years 2011, 2010 and 2009, respectively. In fiscal years 2011 and 2009, the Company determined that fixed assets that were purchased for the expansion of production facilities in China were impaired, as the additional capacity provided by acquisition of these assets was determined to be unnecessary to meet expected demand until later than initially expected. The fair value measurements used in the Company’s impairment analyses fall within Level 3 of the fair value hierarchy (inputs that are not based on observable market data), as they were based on the future expected cash flows that the assets were expected to generate.

The fiscal year 2010 impairment charge was the result of our annual fixed asset inventory count and audit for idle or damaged assets in our China production facility.

5. CASUALTY LOSS:

In the second quarter of fiscal year 2010, the Company experienced a fire at an offsite warehouse in Suzhou, China, which contained certain fixed assets and inventory. Based upon initial estimates of the casualty loss and expected insurance recoveries from this incident the Company recorded a casualty loss of $0.6 million in the quarter ended September 30, 2009, a receivable for the expected insurance recoveries of $3.5 million, a reduction of inventory and fixed assets of approximately $3.0 million, and related accrued liabilities for VAT taxes and expected clean up costs of approximately $1.0 million. The Company settled a claim with our insurance carrier during the fourth quarter of fiscal year 2010 for $3.2 million related to this fire, and recorded a $0.3 million reduction of the casualty loss previously recorded.

6. INVENTORY:

Inventory consisted of the following at (in thousands):

	March 31,
	2011	2010
Raw materials	$2,962	$2,639
Work-in-process	6,282	1,143
Finished goods	3,247	1,815
Total Inventory	$12,491	$5,597

In the second quarter of fiscal year 2010, the Company experienced a fire at an offsite warehouse which contained certain fixed assets and inventory. It was determined that $2.7 million of raw materials, work in progress, and finished goods inventory were consumed by the fire and determined to be unrecoverable. These items were added to our inventory reserve to reduce their carrying value in the second quarter of fiscal 2010, and subsequently disposed in the fourth quarter of fiscal year 2010.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in inventory at March 31, 2011,  2010, respectively, were valuation allowances of $1.3 million and $1.7 million, respectively, to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at March 31, 2011 and March 31, 2010.

7. PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following at (in thousands):

	March 31,
	2011	2010
Other receivables	$904	$372
Deposits	733	362
Prepaid insurance	46	75
Other prepaid expenses	978	748
Total prepaid and other current assets	$2,661	$1,557

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation, amortization, and impairment charges, consisted of the following at (in thousands):

	March 31,
	2011	2010
Leasehold improvements	$992	$1,117
Machinery and equipment	7,768	7,332
Office and computer equipment	2,324	2,220
Construction in progress	104	29
Property, plant, and equipment, gross	11,188	10,698
Less: accumulated depreciation and amortization	(6,000)	(4,907)
Less: impairment charges	(996)	(860)
Total property, plant, and equipment, net	$4,192	$4,931

In the second quarter of fiscal year 2010, the Company experienced a fire at an offsite warehouse which contained certain fixed assets and inventory. As a result of this fire, management has reduced the carrying value of certain fixed assets by approximately $0.2 million, which is included in the casualty loss in the consolidated statement of operations.

Impairment charges of approximately $0.5 million, $0.3 million, and $0.7 million were recorded during fiscal years 2011, 2010, and 2009, respectively. The fiscal year 2011 and 2009 impairment charges related to fixed assets that were purchased for the expansion of our production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by these acquisition of these assets were determined not to be necessary to meet expected demand until later than initially expected. The fiscal year 2010 impairment charge was the result of our annual fixed asset inventory count and audit for idle or damaged assets in our China production facility.

Depreciation expense was approximately $1.1 million, $1.2 million, and $1.6 million for the fiscal years end March 31, 2011, 2010, and 2009, respectively.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	March 31,
	2011	2010
Accrued compensation	$1,217	$587
Professional services	222	606
Warranty reserve	1,653	641
Inventory received, not invoiced	893	460
Accrued dividends on preferred stock	947	775
Other accrued expenses	1,131	1,497
Total accrued expenses	$6,063	$4,566

10. DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	March 31,
	2011	2010
Short term debt	$11,000	$20,000
Less: unaccreted debt discount	(314)	(147)
Short-term debt, net of debt discount	$10,686	$19,853

 On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at March 31, 2011, and the interest payable on the loan was at a rate of 6.75% at March 31, 2011. As of March 31, 2011 a total of $9.0 million in principal payments have been made on the 2005 Loan.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”) each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through March 31, 2011, a total of approximately $2.8 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

The 2005 Loan has been amended several times since its origination, most recently on January 11, 2011 when the Company entered into an Amendment No. 3 to Loan and Security Agreement and Other Loan Documents (the “Amendment No. 3”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg. Amendment No. 3 extends the maturity date of the Loan from February 13, 2011 to March 10, 2012 (the “New Maturity Date”). The Company will be obligated to continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that the Company shall also be obligated to continue to make monthly principal payments equal to $1,000,000.  The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date. In addition, in connection with the amendment, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc. (the “2011 Warrant”), pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.45 per share on or before January 11, 2014. The fair value assigned to these warrants, totaling approximately $0.1 million, has been recorded as a discount on the debt and will be accreted as interest expense over the remaining life of the loan. The 2011 Warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 100.5% volatility, and a risk-free rate of 1.0%. Additionally, in connection with the amendment, the Company paid iStar an extension fee of $260,000 upon the execution of the Amendment No. 3.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. NOTES PAYABLE TO STOCKHOLDER:

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	March31,
	2011	2010
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(61)	(102)
Long-term debt to stockholder, net of debt discount	$34,889	$34,848

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. Through March 31, 2011, a total of $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the fiscal years 2011 and 2010 was $1.6 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $14.8 million and $13.2 million as of March 31, 2011, and March 31, 2010, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. As of March 31, 2011, and 2010, the Company had an outstanding balance of $15.0 million under the 1998 Loan agreement. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at March 31, 2011). The maturity date of the 1998 Loan has been extended multiple times, most recently on October 13, 2009, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2010 to September 30, 2012. The amount charged to interest expense on the outstanding balance of the loan for each of the fiscal years 2011 and 2010 was $1.3 million. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $15.5 million and $14.2 million as of March 31, 2011 and March 31, 2010, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

12. COMMITMENTS AND CONTINGENCIES:

LEASES:

 The Company leases office space in the United States and Ireland to support its research and development activties, sales and marketing activities, and general and administrative activities. In addition, the Company leases manufacturing facilities in China to support its inventory production activities.

Total rent expense for the fiscal years 2011, 2010, and 2009, was approximately $0.8 million, $0.5 million and $0.7 million, respectively. Future minimum payments on operating leases for fiscal years following March 31, 2011 are (in thousands):

2012	$696
2013	561
2014	280
2015	3
2016 and thereafter	—
Total minimum payments	$1,540

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2011, the Company's contractual obligations and payments due by period are as follows (in thousands):

		Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	Thereafter
Contractual obligations:
Short-term debt, net of discount	$10,686	$10,686	$—	$—	$—	$—
Long-term debt to stockholder, net of discount	34,889	—	34,889	—	—	—
Long-term interest payable to stockholder	30,350	—	30,350	—	—	—
Operating lease obligations	1,540	696	561	280	3	—
Purchase obligations	23,177	23,177	—	—	—	—
Total	$100,642	$34,559	$65,800	$280	$3	$—

WARRANTIES:

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems, custom packs, and other large-format power systems. The total warranty liability was $1.7 million and $0.6 million as of March 31, 2011 and March 31, 2010, respectively.

Product warranty liabilities are as follows at (in thousands):

	March 31,
	2011	2010
Beginning balance	$641	$968
Less: claims	(164)	(128)
Add: accruals and (adjustments)	1,176	(199)
Ending balance	$1,653	$641

LITIGATION:

On January 31, 2007, the Company filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115 (“ 115 Patent”). Subsequently, on April 2, 2007, the Company filed an amended claim alleging additional infringement of its Canadian Patents 2,483,918 (“ 918 Patent”) and 2,466,366 (“ 366 Patent”). The trial took place in September 2010 and ended on October 1, 2010.  On February 17, 2011, the Canadian Court ruled in favor of the Company, finding that Phostech infringed Valence’s ‘115 Patent.  The 918 Patent was held invalid.  The 366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the 366 Patent.  An immediate injunction was imposed by the Trial Court on Phostech.  Phostech twice appealed the imposition of the injunction and on the second  appeal, and the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech.  The Appeal is to be heard on June 6, 2011.  A favorable decision at trial permits the Company to seek monetary damages, reasonable attorney fees, costs and an injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes the valid Valence Canadian Patent 2,395,115.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations.  On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that Saphion® I Technology, the technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint.  A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010.  The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010.  On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012.

The Company is subject, from time to time, to various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse impact on its consolidated financial statements. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of any such legal matters.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC. on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005, which was $1.98, and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005, which was $2.96. Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At March 31, 2011, $0.9 million in preferred stock dividends had accrued.

14. SHARE BASED COMPENSATION:

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan terminated in February 2006, and as of March 31, 2011, a total of 20,000 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of March 31, 2011, a total of 121,700 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan terminated in January, 2010, and as of March 31, 2011, a total of 3,236,813 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors.

The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan with respect to awards is 3,000,000 shares. Option awards granted under the 2009 Plan typically have required service periods between three and four years, and all options granted under this plan have 10 year contractual lives, unless otherwise specified. When awards are exercised, the Company settles the awards by issuing shares of the Company’s common stock. The 2009 Plan also has provisions for the granting of performance based awards, where certain milestones or conditions, as determined by the Company’s Compensation Committee or management, are required to be achieved or met in order for the option award to vest. The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount set by the Board.  The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares.  On April 1, 2011, an Annual Increase Amount of 1,500,000 shares was added to the 2009 Plan. The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors.  Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board.  In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months.  All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. As of March 31, 2011, a total of 1,404,800 shares have been granted and 1,595,200 shares remain available for grant under the 2009 Plan.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate option activity is as follows (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at March 31, 2008	6,688	$2.95
Granted	745	2.54
Exercised	(444)	2.04
Canceled	(1,227)	5.52
Outstanding at March 31, 2009	5,762	2.42
Granted	718	1.46
Exercised	(76)	1.75
Canceled	(858)	3.86
Outstanding at March 31, 2010	5,546	2.08
Granted	1,048	0.95
Exercised	—	—
Canceled	(311)	4.33
Outstanding at March 31, 2011	6,283	$1.78	6.4	$1,020
Vested and expected to vest at March 31, 2011	5,903	$1.83	6.2	$805
Exercisable at March 31, 2011	4,860	$1.96	5.6	$279

 The following table summarizes information about stock options outstanding at March 31, 2011 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.00	1,270	9.1	$0.88	188	$0.84
$1.01	-	$2.00	3,904	6.2	1.62	3,647	1.62
$2.01	-	$3.00	400	4.4	2.52	382	2.52
$3.01	-	$4.00	590	4.5	3.60	525	3.61
$4.01	-	$6.05	119	0.9	5.11	118	5.13
$0.70	-	$6.05	6,283	6.4	$1.78	4,860	$1.96

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year. For the years ended March 31, 2011, 2010 and 2009, $0.8 million, $2.2 million, and $0.6 million, respectively, of share based compensation expense has been included in operating expenses in the consolidated statements of operations and comprehensive loss.

Share-based compensation expenses included in total cost of sales and operating expenses for the years ended March 31, 2011, 2010, and 2009 are summarized as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
Cost of sales	$16	38	30
Research and development	149	633	75
Sales and marketing	82	154	248
General and administrative	576	1,360	285
Total share based compensation expense	$823	2,185	638

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options exercisable at March 31, 2011 is $0.3 million and no options were exercised during the fiscal year ended March 31, 2011. The aggregate intrinsic value of the options exercised in each of the fiscal years 2011, 2010, and 2009 was zero, less than $0.1 million, and $0.3 million, respectively. As of March 31, 2011, the Company had a total of $0.7 million in unrecognized compensation costs related to share-based compensation that is expected to be recognized over a weighted average remaining service period of 1.9 years for non-vested options. The weighted-average grant-date fair value per share of the options granted during each of the fiscal years ended March 31, 2011, 2010, and 2009 was $0.68, $1.06, and $1.79, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2011, 2010, and 2009:

	Year ended March 31,
	2011	2010	2009
Average expected life	5.4	5.8 years	5.9 years
Average expected volatility	89.67%	87.08%	81.49%
Weighted average risk-free interest rate	1.72%	2.83%	2.67%
Dividend yield	None	None	None

15. SIGNIFICANT CUSTOMERS:

Over the last three fiscal years, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows:

	Year ended March 31,
	2011	2010	2009
Smith Electric Vehicles*.	42%	12%	16%
Segway, Inc.	24	25	46
Percent of total revenue	66%	37	62
* Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.

Over the last two fiscal years, a limited number of the Company’s customers have accounted for a significant portion of accounts receivable as follows:

	Year ended March 31,
	2011	2010
Smith Electric Vehicles*	50%	19%
Segway, Inc.	17	**
Percent of total trade accounts receivable	67%	19%
* Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** less than 10%

16. INCOME TAXES:

Income taxes included in interest and other expense in the consolidated statement of operations consisted of the following (in thousands):

	Year ended March 31,
	2011		2010	2009
Current provision:	$
Federal		—	—	—
State		—	—	—
Foreign		80	—	—
Deferred provision
Federal		—	—	—
State		—	—	—
Foreign		—	—	—
Total Provision for income taxes		$80	$—	$—

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows (in thousands):

	Year ended March 31,
	2011	2010	2009
Federal tax benefit at statutory rate	$(4,286)	$(7,825)	$(7,217)
Effect of foreign operations	(1,573)	1,918	1,643
State tax provision	(270)	2	(45)
Permanent items and other	105	(18)	7
Stock compensation	140	152	(295)
Research and experimentation credit	(37)	(53)	(52)
Change in tax treatment of Cayman subsidiary	(111,948)	—	—
Expired net operating losses	45,769	4,575	7,220
Change in valuation allowance	72,180	1,249	(1,261)
Tax provision	$80	$—	$—

The components of the net deferred tax asset were as follows at (in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities and other	$1,022	$444
Valuation allowance for current deferred tax assets	(1,019)	(442)
Net current deferred tax assets	3	2
Non-current deferred tax assets:
Stock compensation	1,324	1,188
Research and experimentation credit carryforwards	2,064	2,073
Deferred rent	35	45
Net operating loss carryforwards — federal and state	178,069	64,680
Net operating loss carryforwards — foreign	3,586	46,433
Impairment reserve	724	726
State tax credits	329	329
Accrued interest	5,109	4,107
Valuation allowance for non-current deferred tax assets	(190,975)	(119,371)
Net non-current deferred tax assets	265	210
Deferred tax liabilities:
Non-current deferred tax liabilities:
Depreciation and amortization	(268)	(212)
Total non-current deferred tax liability	(268)	(212)
Net current deferred tax asset (liability)	$3	$2
Net non-current deferred tax asset (liability)	$(3)	$(2)

At March 31, 2011, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $521 million.  The valuation allowance increased by approximately $72 million during the year ended March 31, 2011. The net increase resulted primarily due to operating losses not benefitted, including $329 million of losses related to electing to treat the Cayman subsidiary as a disregarded entity for federal tax purposes. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital.

The federal carryforwards expire from 2011 to 2031, if not used before such time to offset future taxable income.

For federal tax purposes, the Company’s net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law.  The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $12.8 million.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major jurisdictions in which the Company files income tax returns include the United States, China, and the United Kingdom. The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities. As of March 31, 2011, the earliest year that the Company was subject to examination was 2006. At March 31, 2009, 2010 and 2011, the Company had no material unrecognized tax benefits.

The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

18. RELATED PARTY TRANSACTIONS:

On January 11, 2011, the Company, entered into an Amendment No. 3 to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with iStar, and Carl E. Berg, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg.  The Amendment extends the maturity date of the Loan from February 13, 2011 to March 10, 2012 (the “New Maturity Date”). The Company will be obligated continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that the Company shall also be obligated to continue to make monthly principal payments equal to $1,000,000, commencing with the monthly principal payment scheduled for February 2011.  The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date. Additionally, in connection with the Amendment, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc., pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.45 per share on or before January 11, 2014. Additionally, in connection with the Amendment, the Company paid iStar an extension fee of $260,000 upon the execution of the Amendment.

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

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

19. SEGMENT AND GEOGRAPHIC INFORMATION:

The Company’s chief operating decision makers are its Chairman and Chief Executive Officer, who review operating results to make decisions about resource allocation and to assess performance. The Company’s chief operating decision makers view results of operations as a single operating segment which is the development and marketing of the Company’s battery technology. The Company’s Chairman and Chief Executive Officer have organized the Company functionally to develop, market, and manufacture battery systems. The Company conducts its business primarily in three geographic regions.

Long-lived asset information by geographic area is as follows (in thousands):

	March 31,
	2011	2010
United States	$301	$223
Asia	3,885	4,695
Other	6	13
Total	$4,192	$4,931

Revenues by geographic area are as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
United States	$38,885	$10,548	$15,614
Europe	6,317	3,020	9,718
Other	680	2,512	825
Total	$45,882	$16,080	$26,157

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables present selected unaudited consolidated statement of operation and balance sheet information for each of the quarters in the years ended March 31, 2011 and 2010 (in thousands, except per share data):

	Fiscal Year Ended March 31, 2011,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$5,572	$12,651	$13,754	$13,905	$45,882
Gross margin	925	2,783	2,799	2,929	9,436
Operating loss	(3,529)	(2,731)	(1,220)	(1,521)	(9,001)
Net loss available to common stockholders	(4,654)	(3,624)	(2,044)	(2,535)	(12,857)
Basic and diluted EPS(1)	$(0.04)	$(0.03)	$(0.01)	$(0.01)	$(0.09)

	Fiscal Year Ended March 31, 2010,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$4,717	$3,347	$4,113	$3,903	$16,080
Gross margin	807	234	493	453	1,987
Operating loss	(4,962)	(4,354)	(4,328)	(4,166)	(17,810)
Net loss available to common stockholders	(6,197)	(6,236)	(5,625)	(5,130)	(23,188)
Basic and diluted EPS(1)	$(0.05)	$(0.05)	$(0.04)	$(0.04)	$(0.18)

 (1) The sum of Basic and Diluted EPS for the four quarters may differ from the annual EPS due to the required method of computing weighted average number of shares in the respective periods.

21. SUBSEQUENT EVENTS:

On May 25, Berg & Berg loaned $2,000,000 to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on August 15, 2011 and bears interest at a rate of 3.5% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation and Conclusion of Disclosure Controls and Procedures

We  conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2011.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to management, including our  principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Report on Internal Controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), as amended). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

The effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

●	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

●	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

●
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

●	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

●	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Valence Technology, Inc.:

We have audited the internal control over financial reporting of Valence Technology, Inc. and its subsidiaries (collectively, “the Company”) as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2011, and our report dated May 25, 2011 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

PMB Helin Donovan, LLP

Austin, Texas
May 25, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information regarding related party transactions may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” pursuant to Financial Reporting Release No. 61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

 The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The following consolidated financial statements of Valence Technology, Inc. and Subsidiaries contained under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of March 31, 2011 and 2010, Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2011, 2010, and 2009, Consolidated Statements of Stockholders’ Deficit for the years ended March 31, 2011, 2010, and 2009, and Consolidated Statements of Cash Flows for the years ended March 31, 2011, 2010, and 2009.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits:

 EXHIBIT INDEX

The following exhibits are included as part of this filing and incorporated herein by this reference:

Number	Description of Exhibit	Method of Filing

3.1	Second Restated Certificate of Incorporation of the Registrant
Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

3.2	Certificate of Amendment to the Second Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on June 14, 2001	Incorporated by reference to the exhibit so described in the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on January 28, 2000.

3.3	Certificate of Amendment to the Second Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on November 5, 2004	Incorporated by reference to the exhibit so described in the Registrant’s Form S-3 Registration Statement (File No. 333-171663) filed with the Securities and Exchange Commission on January 12, 2011.

3.4	Fourth Amended and Restated Bylaws of the Registrant, as currently in effect	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated January 18, 2008, filed with the Securities and Exchange Commission on January 22, 2008.

4.1	Specimen Common Stock Certificate of the Registrant
Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

4.2	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock of the Registrant	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.3	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock of the Registrant	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.4	Warrant to Purchase Common Stock, issued March 30, 2010 to iStar Tara LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

4.5	Warrant to Purchase Common Stock, issued January 11, 2011 to iStar Tara LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

10.1	Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated July 17, 1990
Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

Number		Description of Exhibit	Method of Filing

10.2		Amendment No. 1 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated March 15, 1991 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

10.3		Amendment No. 2 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

10.4		Amendment No. 3 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated August 17, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

10.5		Amendment No. 4 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated September 1, 1997 (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

10.6	*	1996 Non-Employee Directors’ Stock Option Plan as amended on October 3, 1997	Incorporated by reference to the exhibit so described in the Registrant’s Registration Statement on Form S-8 (File No 333-43203) filed with the Securities and Exchange Commission on December 24, 1997.

10.7	*	Notice of Grant of Stock Option and Stock Option Agreement under 1996 Stock Option Plan	Filed herewith.
10.8	*	1997 Non-Officer Stock Option Plan
Incorporated by reference to the exhibit so described in the Registrant’s Registration Statement on Form S-8 (File No. 333-67693) filed with the Securities and Exchange Commission on November 20, 1998.

10.9		Amendment No. 5 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated July 17, 1998 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated July 27, 1998, filed with the Securities and Exchange Commission on August 4, 1998.

10.10	*	Amended and Restated 2000 Stock Option Plan
Incorporated by reference to the exhibit so described in the Registrant’s Registration Statement on Form S-8 (File No. 333-101708) filed with the Securities and Exchange Commission on December 6, 2002.

10.11	*	Notice of Grant of Stock Option and Stock Option Agreement under 2000 Stock Option Plan	Filed herewith.

10.12		Amendment No. 6 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003.

10.13		Second Amended Promissory Note dated November 27, 2000 issued by the Registrant to Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC)
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

Number	Description of Exhibit	Method of Filing

10.14	Registration Rights Agreement with West Coast Venture Capital, Inc. (the 1981 Kara Ann Berg Trust) dated January 13, 2001
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission on July 2, 2001.

10.15	Amendment No. 7 to Original Loan Agreement between the Registrant and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001
Incorporated by reference to the exhibit so described in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

10.16
Amendment No. 8 to Original Loan Agreement and Amendment to Second Amended Promissory Note between the Registrant and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated February 11, 2002

Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

10.17	Loan Agreement dated October 5, 2001 between the Registrant and Berg & Berg Enterprises, LLC
Incorporated by reference to the exhibit so described in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

10.18	Security Agreement dated October 5, 2001 between the Registrant and Berg & Berg Enterprises, LLC
Incorporated by reference to the exhibit so described in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

10.19	Promissory Note dated October 5, 2001 issued by the Registrant to Berg & Berg Enterprises, LLC
Incorporated by reference to the exhibit so described in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, filed with the Securities and Exchange Commission on February 19, 2002.

10.20	Amendment to Loan Agreements with Berg & Berg Enterprises, LLC dated November 8, 2002 (Amendment No. 1 to October 5, 2001 Loan Agreement and Amendment No. 9 to 1990 Baccarat Loan Agreement)
Incorporated by reference to the exhibit so described in the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

10.21	Amendment to Loan Agreements with Berg & Berg Enterprises, LLC dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

10.23	Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 1, 2005 (Amendment No. 3 to October 5, 2001 Loan Agreement and Amendment No. 11 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

10.24	Loan Agreement dated July 13, 2005, by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.25	Registration Rights Agreement dated July 13, 2005 by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

Number		Description of Exhibit	Method of Filing

10.26		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 13, 2005 (Amendment No. 4 to October 5, 2001 Loan Agreement and Amendment No. 12 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.27		Assignment Agreement, dated July 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.28		Assignment Agreement, dated December 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.

10.29		Letter Agreement, effective March 13, 2007, by and between the Registrant and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.

10.30	*	FY 2011 Incentive Compensation and Stock Option Incentive Awards (Robert L. Kanode)	Filed herewith.

10.31		Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.32		At Market Issuance Sales Agreement, dated February 22, 2008, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.33		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated June 12, 2008 (Amendment No. 5 to October 5, 2001 Loan Agreement and Amendment No. 13 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.34		Employment Letter Agreement, dated October 1, 2008, by and between the Registrant and Ross A. Goolsby	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated October 1, 2008, filed with the Securities and Exchange Commission on October 1, 2008.

10.35		Employment Letter Agreement dated October 30, 2008, by and between Valence Technology Inc., and Koon Cheng Lim	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.36	*	2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

Number		Description of Exhibit	Method of Filing

10.37	*	Notice of Grant of Stock Option and Stock Option Agreement under 2009 Equity Incentive Plan	Filed herewith.

10.38	*	Notice of Automatic Grant of Stock Option (Non-Employee Director) under 2009 Equity Incentive Plan	Filed herewith.

10.39	*	Notice of Grant of Restricted Stock and Restricted Stock Issuance Agreement under 2009 Equity Incentive Plan	Filed herewith.

10.40	*	Addendum to Stock Option Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan	Filed herewith.

10.41	*	Addendum to Restricted Stock Issuance Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan	Filed herewith.

10.42		Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.43		Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

10.44
(Omnibus) Amendment No. 14 to Loan Agreement dated July 17, 1990 between the Registrant and Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC) and Amendment No. 6 to Loan Agreement dated October 5, 2001 between the Registrant and Berg & Berg Enterprises, LLC, each dated as of October 13, 2009
Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated October 13, 2009, filed with the Securities and Exchange Commission on October 14, 2009.

10.45		Employment Letter Agreement by and between the Registrant and Randall J. Adleman	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.46		Letter Agreement, dated February 22, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.47		Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

10.48		Letter Agreement, dated August 26, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 26, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

Number	Description of Exhibit	Method of Filing

10.49	Letter Agreement, dated September 28, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

10.50	Letter Agreement, dated December 3, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.51	Amendment No. 2 to At Market Issuance Sales Agreement, dated December 30, 2010, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

10.52	Amendment No. 3 to Loan and Security Agreement and Other Loan Documents dated January 11, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

10.53	Amendment No. 3 to At Market Issuance Sales Agreement, dated January 22, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 22, 2011, filed with the Securities and Exchange Commission on January 24, 2011.

21.1	List of subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Contained on the signature page hereto.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Ross A. Goolsby, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

* Compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALENCE TECHNOLOGY, INC.

Dated: May 26, 2011

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

Name	Position	Date

/s/ Robert L. Kanode	President and Chief Executive Officer	May 26, 2011
Robert L. Kanode	(Principal Executive Officer) and Director

/s/ Ross A. Goolsby	Chief Financial Officer (Principal Financial	May 26, 2011
Ross A. Goolsby	and Accounting Officer)

/s/ Carl E. Berg	Director and Chairman of the Board	May 26, 2011
Carl E. Berg

/s/ Vassilis G. Keramidas	Director	May 26, 2011
Vassilis G. Keramidas

/s/ Donn Tognazzini	Director	May 26, 2011
Donn Tognazzini

/s/ Bert C. Roberts, Jr.	Director	May 26, 2011
Bert C. Roberts, Jr.