Form 10-Q
period 2011-06-30
VALENCE TECHNOLOGY INC
filed 2011-08-03
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock, par value of $0.001 per share, outstanding at July 31, 2011 was 166,065,897.

VALENCE TECHNOLOGY, INC.
FORM 10-Q

PART  I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,582	$2,915
Trade receivables, net of allowance of $986 and $361, respectively	11,688	13,615
Inventory, net	14,743	12,491
Prepaid and other current assets	2,156	2,661
Total current assets	40,169	31,682

Property, plant and equipment, net	4,342	4,192
Other long-term assets	229	143
Total assets	$44,740	$36,017

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,009	$9,150
Accrued expenses	5,710	6,063
Short-term debt to stockholder	2,000	—
Short-term debt, net of debt discount	7,780	10,686
Total current liabilities	24,499	25,899

Long-term interest payable to stockholder	31,090	30,350
Long-term debt to stockholder, net of debt discount	34,900	34,889
Other long-term liabilities	95	103

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of June 30, 2011 and March 31, 2011, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 167,827,376 shares issued and 166,024,232 shares outstanding as of June 30, 2011 and 156,762,353 shares issued and 154,959,209 shares outstanding as of March 31, 2011	168	157
Additional paid-in-capital	550,457	537,957
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(596,836)	(593,702)
Accumulated other comprehensive loss	(3,079)	(3,082)
Total stockholders’ deficit	(54,454)	(63,834)
Total liabilities, preferred stock, and stockholders’ deficit	$44,740	$36,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited )

	Three Months Ended June 30,
	2011	2010

Revenue	$14,085	$5,572

Cost of sales	11,236	4,647

Gross margin	2,849	925

Operating expenses:
Research and product development	906	915
Sales and marketing	667	575
General and administrative	3,525	2,964

Total operating expenses	5,098	4,454

Operating loss	(2,249)	(3,529)

Foreign exchange gain	209	67
Interest and other income	1	2
Interest and other expense	(1,052)	(1,151)

Net loss	$(3,091)	$(4,611)

Dividends on preferred stock	(43)	(43)

Net loss available to common stockholders, basic and diluted	$(3,134)	$(4,654)

Other comprehensive loss:
Net loss	$(3,091)	$(4,611)
Change in foreign currency translation adjustments	3	(25)

Comprehensive loss	$(3,088)	$(4,636)

Net loss per share available to common stockholders, basic and diluted	$(0.02)	$(0.04)
Shares used in computing net loss per share available to common stockholders, basic and diluted	156,344	132,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited )

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,091)	$(4,611)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	248	287
Bad debt expense, net of recoveries	740	27
Accretion of debt discount and other	104	52
Foreign exchange gain	(209)	(67)
Share-based compensation	200	219
Increase in restricted cash	—	(1,070)
Provision for obsolete inventory	248	100
Changes in operating assets and liabilities:
Trade receivables	1,186	(1,787)
Inventory	(2,324)	(2,288)
Prepaid and other current assets	443	(214)
Accounts payable	(189)	3,232
Accrued expenses and long-term interest	320	2,339

Net cash used in operating activities	(2,324)	(3,781)

Cash flows from investing activities:
Purchases of property, plant and equipment	(347)	(58)

Net cash used in investing activities	(347)	(58)

Cash flows from financing activities:
Proceeds from short-term debt to stockholder	2,000	—
Proceeds from issuance of common stock, net of issuance costs	12,312	3,198
Payments of short-term debt	(3,000)	—

Net cash provided by financing activities	11,312	3,198

Effect of foreign exchange rates on cash and cash equivalents	26	(3)

Increase (decrease) in cash and cash equivalents	8,667	(644)
Cash and cash equivalents, beginning of period	2,915	3,172
Cash and cash equivalents, end of period	$11,582	$2,528

Supplemental information:
Taxes paid	$81	$—
Interest paid	$154	$345

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.             INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of June 30, 2011, its consolidated results of operations for the three month periods ended June 30, 2011 and June 30, 2010, and the consolidated cash flows for the three month periods ended June 30, 2011 and June 30, 2010. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2011. The results for the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012, or any other period. The year-end condensed consolidated balance sheet data as of March 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

In November 2009, the Company introduced a Revision 2 of its U-Charge® Lithium Phosphate Energy Storage Systems, which became commercially available in the first quarter of 2010. The Company’s U-Charge® systems feature its safe, long-life lithium phosphate technology which utilizes a phosphate-based cathode material. The Company believes that the improved features and functionality of the latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (“EV”), plug-in hybrid electric vehicle (“PHEV”) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance. This Revision 2 of the Company’s U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell pack balancing, battery monitoring and diagnostics, and certain field reparability.

In addition to the U-Charge® family of products, the Company offers the materials, cells and systems, developed over 20 years, to address a large number of custom energy storage needs.

The Company’s business plan and strategy focuses on the generation of revenue from product sales, while controlling costs through partnerships with contract manufacturers and internal manufacturing efforts through its two wholly-owned subsidiaries in China. The Company expects to develop target markets through the sales of U-Charge® systems and advanced energy storage systems based on programmable Command and Control Logic. In addition, the Company expects to pursue a licensing strategy to supply the lithium phosphate sector with advanced Valence material and components, including lithium phosphate cathode materials to fulfill other manufacturers’ needs.

The Company has the following wholly-owned subsidiaries: Valence Technology Cayman Islands Inc., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $596.8 million as of June 30, 2011. For the three month periods ended June 30, 2011 and June 30, 2010, the Company sustained net losses available to common stockholders of $3.1 million and $4.7 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern is contingent upon its ability to meet its working capital requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern would be uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2011, the Company’s principal sources of liquidity were cash and cash equivalents of $11.6 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next twelve months following June 30, 2011, nor does the Company anticipate its product sales during the remainder of fiscal year 2012 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

        During the three month period ended June 30, 2011, the Company sold approximately 11.1 million shares of its common stock through the At Market Issuance Sales Agreement (the "Wm. Smith Agreement") with Wm. Smith & Co., as sales agent, for net proceeds of approximately $12.3 million. The shares sold under the Wm. Smith Agreement were registered under a Form S-3 Registration Statement filed with the SEC, which was declared effective on Januaray 21, 2011. On May 25, 2011, Berg & Berg Enterprises, LLC (Berg & Berg") loaned $2.0 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on August 15, 2011 and bears interest at a rate of 3.5% per annum. The managing member of Berg & Berg is Carl E. Berg, who is the Chairman of the Company’s Board of Directors and the principal stockholder of the Company.

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

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of inventory valuation adjustments and inventory overhead absorption as discussed in Note 4 of Notes to the Condensed Consolidated Financial Statements, warranty liabilities as discussed in Note 10 of Notes to the Condensed Consolidated Financial Statements, and share based compensation as discussed in Note 12 of Notes to the Condensed Consolidated Financial Statements.  Actual results could differ from those estimates.

Reclassifications:

Where appropriate, the prior years’ financial statements have been reclassified to conform to current year presentation.

No changes have been made that impact the Company’s previously reported consolidated net revenue, loss from operations, net loss or net loss per share.

Revenue Recognition:

The Company generates revenues from sales of products including batteries and battery systems. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, the Company relies upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time, the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the later of the date the related revenue is recognized or at the time the rebate or sales incentive is offered.

Recent Accounting Pronouncements

In June of 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. The Company has not chosen to early adopt the provisions of this update. The future adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May of 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The future adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Net Loss per Share Available to Common Stockholders

NET LOSS PER SHARE:

Net loss per share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the periods. The dilutive effect of options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, since their effect is antidilutive. The antidilutive instruments excluded from the diluted net loss per share computation were as follows during the:

	Three Months Ended June 30,
	2011	2010
Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634
Common stock options reserved	9,073,703	8,186,856
Warrants to purchase common stock	215,000	115,000
Total	12,917,337	11,930,490

The number of shares listed above as reserved upon conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible into shares of the Company’s stock at the election of the Company, subject to certain limitations.  At June 30, 2011, up to approximately $1.0 million in accrued dividends would be convertible into up to 839,210 shares of common stock based on the closing sales price of $1.18 per share on June 30, 2011.

4.             INVENTORY:

Inventory consisted of the following (in thousands) at:

	June 30, 2011	March 31, 2011
Raw materials	$1,805	$2,962
Work in process	10,735	6,282
Finished goods	2,203	3,247
Total inventory	$14,743	$12,491

            Included in inventory at June 30, 2011 and March 31, 2011 were valuation adjustments of $1.6 million and $1.3 million, respectively, to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at June 30, 2011 and March 31, 2011.

5.             PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following (in thousands) at:

	June 30, 2011	March 31, 2011
Other receivables	$356	$904
Deposits	780	733
Prepaid insurance	584	46
Other prepaid expenses	436	978
Total prepaids and other current assets	$2,156	$2,661

6.             PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment charges, consisted of the following (in thousands) at:

	June 30, 2011	March 31, 2011
Leasehold improvements	$1,001	$992
Machinery and equipment	7,866	7,768
Office and computer equipment	2,342	2,324
Construction in progress	429	104
Property, plant and equipment, gross	11,638	11,188
Less: accumulated depreciation	(6,289)	(6,000)
Less: accumulated impairment charges	(1,007)	(996)
Total property, plant and equipment, net	$4,342	$4,192

  Depreciation expense was $0.3 million for the three month periods ended June 30, 2011, and 2010, respectively.

7.             ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	June 30, 2011	March 31, 2011
Accrued compensation	$773	$1,217
Professional services	282	222
Warranty reserve	1,978	1,653
Inventory received, not invoiced	677	893
Accrued dividends on preferred stock	990	947
Other accrued expenses	1,010	1,131
Total accrued expenses	$5,710	$6,063

8.             DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	June 30, 2011	March 31, 2011
Short term debt	8,000	11,000
Less: unaccreted debt discount	(220)	(314)
Short-term debt, net of debt discount	$7,780	$10,686

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at June 30, 2011, and the interest payable on the loan was at a rate of 6.75% at June 30, 2011. As of June 30, 2011, a total of $12.0 million in principal payments have been made on the 2005 Loan.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”) each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through June 30, 2011, a total of approximately $2.6 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

The 2005 Loan has been amended several times since its origination, most recently on January 11, 2011 when the Company entered into an Amendment No. 3 to Loan and Security Agreement and Other Loan Documents (the “Amendment No. 3”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg. Amendment No. 3 extended the maturity date of the Loan from February 13, 2011 to March 10, 2012 (the “New Maturity Date”). The Company will be obligated to continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that the Company shall also be obligated to continue to make monthly principal payments equal to $1,000,000.  The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Date. In addition, in connection with the amendment, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc. (the “2011 Warrant”), pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.45 per share on or before January 11, 2014. The fair value assigned to these warrants, totaling approximately $0.1 million, has been recorded as a discount on the debt and will be accreted as interest expense over the remaining life of the loan. The 2011 Warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 100.5% volatility, and a risk-free rate of 1.0%. Additionally, in connection with the amendment, the Company paid iStar an extension fee of $260,000 upon the execution of the Amendment No. 3.

9.           NOTES PAYABLE TO STOCKHOLDER:

Short-term debt to stockholder consisted of the following (in thousands) at:

	June 30, 2011	March 31, 2011
Short-term debt to stockholder	$2,000	$—

On May 25, 2011, Berg & Berg loaned $2.0 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on August 15, 2011 and bears interest at a rate of 3.5% per annum.

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	June 30, 2011	March 31, 2011
2001 Loan	$20,000	20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(50)	(61)
Long-term debt to stockholder, net of debt discount	$34,900	34,889

In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. The maturity date of the 2001 Loan has been extended multiple times, most recently on July 27, 2011, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2012 to September 30, 2015. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. Through June 30, 2011, a total of $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ended June 30, 2011 and June 30, 2010 was $0.4 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $15.2 million and $14.8 million as of June 30, 2011 and March 31, 2011, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at June 30, 2011). The maturity date of the 1998 Loan has been extended multiple times, most recently on July 27, 2011, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2012 to September 30, 2015. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ended June 30, 2011 and June 30, 2010 was $0.3 million. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $15.9 million and $15.5 million as of June 30, 2011 and March 31, 2011, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

10.          COMMITMENTS AND CONTINGENCIES:

Warranties

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems, custom packs, and other large-format power systems. The total warranty liability was $2.0 million and $1.7 million as of June 30, 2011 and March 31, 2011, respectively.

Litigation

On January 31, 2007, the Company filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, the Company filed an amended claim alleging additional infringement of the Company’s Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010.  On February 17, 2011, the Canadian Court ruled in the Company’s favor, finding that Phostech infringed Valence’s ‘115 Patent.  The ‘918 Patent was held invalid.  The ‘366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the ‘366 Patent.  An immediate injunction was imposed by the Trial Court on Phostech.  Phostech twice appealed the imposition of the injunction and on the second appeal, the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech.  The Appeal was heard on June 6, 2011.  The Company is awaiting the decision of the Appellate Court.  An affirmation of the trial court decision permits the Company to seek monetary damages, reasonable attorney fees, costs and an injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes the valid Valence Canadian Patent 2,395,115.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005, which was $1.98 per share, and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005, which was $2.96 per share. Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At June 30, 2011 and March 31, 2011, $1.0 million and $0.9 million in preferred stock dividends had accrued, respectively.

12.          SHARE-BASED COMPENSATION:

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan terminated in February 2006, and as of June 30, 2011, a total of 20,000 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of June 30, 2011, a total of 28,900 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The plan terminated in January 2010, and as of June 30, 2011, a total of 3,024,803 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors. Option awards granted under the 2009 Plan typically have required service periods between three and four years, and all options granted under this plan have 10 year contractual lives, unless otherwise specified. When awards are exercised, the Company settles the awards by issuing shares of the Company’s common stock. The 2009 Plan also has provisions for the granting of performance based awards, where certain milestones or conditions, as determined by the Company’s Compensation Committee or management, are required to be achieved or met in order for the option award to vest. The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan is 3,000,000 shares. The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April of each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board. On April 1, 2011, an additional 1.5 million shares were added to the 2009 Plan pursuant to the Annual Increase Amount. The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April of each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares. The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors. Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board. In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months. All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009. The Company granted 840,250 stock options under the 2009 Plan in the three month period ended June 30, 2011, and as of June 30, 2011, 2,086,716 shares have been granted and 2,413,284 shares remain available for grant under the 2009 Plan.

Share-based compensation expense included in cost of sales and operating expenses is as follows for the three month periods ended (in thousands):

	June 30,
	2011	2010
Cost of sales	$13	$5
Research and development	29	59
Sales and marketing	19	21
General and administrative	139	134
Total share-based compensation expense	$200	$219

13.          RELATED PARTY TRANSACTIONS:

On May 25, 2011, Berg & Berg loaned $2.0 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on August 15, 2011 and bears interest at a rate of 3.5% per annum.

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

Long-lived asset information by geographic area is as follows (in thousands) at:

	June 30, 2011	March 31, 2011
United States	$277	$301
Asia	4,060	3,885
Other	5	6
Total	$4,342	$4,192

Revenues by geographic area are as follows (in thousands) at:

	Three Months Ended June 30,
	2011	2010
United States	$11,768	$4,581
Europe	2,276	909
Other	41	82
Total	$14,085	$5,572

15. SIGNIFICANT CUSTOMERS:

In each of the three month periods ended June 30, 2011 and 2010, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows:

	Three Months Ended June 30,
	2011	2010
Smith Electric Vehicles*	36%	28%
Segway, Inc.	18	40
Rubbermaid Medical Solutions	10	-
Howard Medical Solutions	10	**
Percent of total revenue	74%	68%

* Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** less than 10%

A limited number of the Company’s customers have accounted for a significant portion of accounts receivable as follows at:

	June 30, 2011	March 31, 2011
Smith Electric Vehicles*	46%	52%
Segway, Inc.	13	17
Rubbermaid Medical Solutions	13	**
Percent of total trade accounts receivable	72%	69%

* Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** less than 10%

16.          SUBSEQUENT EVENTS:

 On July 27, 2011, the Company and Berg & Berg extended the maturity dates for the principal and interest of the 2001 Loan, in aggregate principal amount of $20.0 million at 8.0% interest per annum, and the 1998 Loan, in aggregate principal amount of $15.0 million bearing interest at one percent over lender’s borrowing rate (9.0% at June 30, 2011), from September 30, 2012 to September 30, 2015.

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

You are cautioned not to put undue reliance on our forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report.  Factors that could cause our actual results to differ materially include those discussed under “Risk Factors,” which include, but are not limited to the following:

•	our ability to develop and market products that compete effectively in our targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers;
•	our ability to implement our long-term business strategy that will be profitable or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	international business risks;
•	our ability to attract skilled personnel;
•	our ability to protect and enforce our current and future intellectual property;
•	our need for additional financing or future acquisitions;
•	our ability to meet the continued listing requirements of the NASDAQ Capital Market; and
•	future economic, business and regulatory conditions.

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Risk Factors” in this Report, as well as any cautionary language in this Report, any of our other reports or filings, including our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances that arise after the date hereof. The results for the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2012 or any other period.

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

Strategy

Our business plan and strategy focuses on the generation of revenue from sales of advanced energy storage systems, while controlling costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in Suzhou, China. We expect to develop target markets through the sales of our scalable U-Charge® and custom energy storage systems, complete with our programmable BMS. In addition, as the alternative energy sector matures, we expect to pursue licensing or other alliance opportunities to expand our presence in the lithium phosphate sector.

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

•
New Market Opportunities. Our technology enables the production of high energy density, large-format batteries while reducing the safety concerns presented by oxide-based lithium-ion batteries. Consequently, our lithium phosphate technology energy and power systems can be designed into a wide variety of products and markets. In 2007, we concluded that it would be difficult to predict which markets or devices would adopt lithium solutions early and which markets or devices would follow later. Also, standards had not yet developed in the lithium sector. Based on what we knew of commercial fleet needs compared to our capabilities, we chose to pursue fleets aggressively. We felt fleets would serve as a proving ground of our technology and business economics. We believe this approach has served us well and prepared us to pursue additional opportunities as they materialize.

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

Going Concern

As a result of our limited cash resources and history of operating losses there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by our Chairman Carl Berg and or his affiliates. Recently, we have depended on sales of our common stock under the At-Market Issuance Agreement with Wm. Smith & Co and short term loans and stock sales with Mr. Berg. If we are unable to obtain additional financing from Mr. Berg, through our agreement with Wm. Smith & Co, or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets.

At June 30, 2011, our principal sources of liquidity were cash and cash equivalents of $11.6 million. We do not expect that our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following June 30, 2011, nor do we anticipate product sales during fiscal year 2012 will be sufficient to cover our operating expenses. Historically, we have relied upon our management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next twelve months.

Basis of Presentation and Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S.”). The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, inventory reserves, inventory overhead absorption, warranty liabilities, and share-based compensation expense. Our accounting policies are described in the Notes to Condensed Consolidated Financial Statements, Note 3, Summary of Significant Accounting Policies. The following further describes the methods and assumptions we use in our critical accounting policies and estimates.

Revenue Recognition:

We generate revenues from sales of products including batteries and battery systems. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, we rely upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, we estimate a return rate percentage based upon historical experience. From time to time, we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered.

Impairment of Long-Lived Assets:

We perform a review of our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value and is recorded in the period the determination was made.

Inventory:

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market.

Warranty:

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic limited warranty. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect our warranty liability include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligations. Each quarter, we re-evaluate our estimates to assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

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

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the first quarter) ended June 30, 2011 and June 30, 2010 (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
	Total	% of Revenue	Total	% of Revenue
Revenue	$14,085	100%	$5,572	100%
Gross margin	2,849	20%	925	17%
Operating expenses	5,098	36%	4,454	80%
Operating loss	(2,249)	(16)%	(3,529)	(63)%
Net loss	$(3,091)	(22)%	$(4,611)	(83)%

Revenues and Gross Margin

Revenues. Revenue totaled $14.1 million and $5.6 million for the three month periods ended June 30, 2011 and June 30, 2010, respectively. Revenues increased by $8.5 million, or 152%, in the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010. The increase in revenues in the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010 was primarily due to increased shipments to Smith Electric Vehicles U.S. (“Smith”), Rubbermaid Medical Solutions (“Rubbermaid”), Howard Medical Solutions (“Howard”), and Segway Inc. (“Segway”). Revenue from Smith was $5.1 million in the three month period ended June 30, 2011 compared to $3.5 million in the three month period ended June 30, 2010. Revenue from Segway was $2.6 million in the three month period ended June 30, 2011 compared to $2.3 million in the three month period ended June 30, 2010. Revenue from Rubbermaid was $1.4 million in the three month period ended June 30, 2011 compared to zero in the three month period ended June 30, 2010. Revenue from Howard was $1.4 million in the three month period ended June 30, 2011 compared to $0.1 million in the three month period ended June 30, 2010. In addition, we have seen a significant increase in revenue across a wide variety of our domestic and international customers not described above in the three month period ending June 30, 2011, compared to the three month period ending June 30, 2010, as our U-Charge® product line continues to gain market acceptance and our customers move into higher volume manufacturing of their products which contain our energy storage solutions. Licensing and royalty revenues make up less than 10% of our reported revenues in current and prior period and are no longer disclosed separately.

Sales to Smith accounted for 36% of our total product sales for the three month period ended June 30, 2011, and 28% of our total product sales for the three month period ended June 30, 2010. Segway accounted for 18% of our total product sales for the three month period ended June 30, 2011, and 40% of our total product sales for the three month period ended June 30, 2010. Sales to Rubbermaid accounted for 10% of our total product sales for the three month period ended June 30, 2011, and zero percent of our total product sales for the three month period ended June 30, 2010. Sales to Howard accounted for 10% of our total product sales for the three month period ended June 30, 2011, and less than 10 percent of our total product sales for the three month period ended June 30, 2010. Our large-format battery system sales represented 82% of our total revenue for the three month period ended June 30, 2011 and 68% of our total revenue for the three month period ended June 30, 2010. We expect sales of our large-format battery systems to decline in the September 2011 quarter due to the uncertainty of future orders from Smith Electric Vehicles.

Gross Margin. Gross margin was $2.8 million in the three month period ended June 30, 2011, compared to $0.9 million in the three month period ended June 30, 2010, a $1.9 million increase. Gross margin as a percentage of revenue was 20% for the three month period ended June 30, 2011, compared to 17% for the three month period ended June 30, 2010. During the three month period ended June 30, 2011, gross margin in dollars and as a percentage of revenue increased, compared to the three month period ended June 30, 2010, mainly due to increased revenues, improved manufacturing efficiencies, the increased absorption of fixed overhead associated with our production facility in China and reduced raw material costs. We expect cost of sales, as a percentage of sales, to remain relatively consistent in the remainder of fiscal year 2012. We did not experience any material effect of inflation on our gross margin or operating expense in the two most recent fiscal years.

 Operating Expenses

The following table summarizes operating expenses for the three months ended June 30, 2011 and June 30, 2010 (dollars in thousands):

	Three Months Ended June 30,
			Increase/
	2011	2010	(Decrease)	% Change
Research and product development	$906	$915	$(9)	(1)%
Sales and marketing	667	575	92	16%
General and administrative	3,525	2,964	561	19%
Total operating expenses	$5,098	$4,454	$644	14%
Percentage of revenues	36%	80%

During the three month period ended June 30, 2011, total operating expenses were 36% of revenue, compared to 80% of revenue during the three month period ended June 30, 2010. The percentage decrease is primarily due to our increased revenue in the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010, and the dollar increase is primarily related to an increase in bad debt expense in the current period related to delayed customer payments.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and development expenses were flat, with $0.9 million of expenses for each of the three month periods ended June 30, 2011, and 2010, respectively. Less than $0.1 million of share-based compensation was allocated to research and development expenses during each of the three months ended June 30, 2011, and 2010, respectively. We expect research and development expenses to increase slightly as we create and develop new products.

Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Sales and marketing expenses were $0.7 million and $0.6 million for the three month periods ended June 30, 2011 and 2010, respectively, a $0.1 million, or 16% increase. Sales and marketing expenses increased slightly in the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010, due to increased salary and wages related to the increased sales staff hired over the previous nine months which were not present during the three month period ended June 30, 2010. During each of the three month periods ended June 30, 2011 and 2010, less than $0.1 million of share-based compensation was allocated to sales and marketing, respectively. We expect sales and marketing expenses to increase as we focus on building a stronger market presence and continue to reach new customers.

General and Administrative. General and administrative expenses consist primarily of wage and salary expenses, share-based compensation expense, and other related costs for finance, human resources, facilities, accounting, information technology, legal, audit, corporate insurance, and other corporate-related expenses. General and administrative expenses totaled $3.5 million and $3.0 million for the three month periods ended June 30, 2011 and 2010, respectively, a $0.6 million, or 19% increase. This increase is primarily related to a $0.7 million increase in bad debt expenses in the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010.  Share-based compensation expense allocated to general and administrative expenses was approximately $0.1 million in each of the three months ended June 30, 2011, and 2010. We expect general and administrative expenses to fluctuate due to the variable and dynamic nature of certain general and administrative expenses.

Liquidity and Capital Resources

Liquidity

At June 30, 2011, our principal source of liquidity was cash and cash equivalents of $11.6 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following June 30, 2011, nor do we anticipate that product sales during the remainder of fiscal year 2012 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

On October 14, 2009, we entered into a Common Stock Purchase Agreement with Seaside 88 LP (“Seaside”), which provided that, upon the terms and subject to the conditions set forth therein, we were required to issue and sell, and Seaside to purchase, up to 650,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, beginning on October 15, 2009 and ending on or about the date that is 52 weeks subsequent to the initial closing, for an aggregate sale to Seaside of up to 16,900,000 shares of common stock. The price of the shares that we sold to Seaside were at a 12% discount to the volume weighted average trading price of the common stock for the ten consecutive trading days immediately preceding each closing date. As of June 30, 2011 we had sold 7.2 million shares to Seaside pursuant to this arrangement for aggregate gross proceeds of $7.6 million before offering expenses and finder’s fee. This agreement terminated on October 15, 2010.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement (the “Wm. Smith Agreement”) with Wm. Smith & Co., as sales agent (the “Sales Agent”), which has been amended several times, most recently on June 17, 2011, pursuant to Amendment No. 4 to At Market Issuance Sales Agreement (the “Amendment”), under which we may issue and sell up to 30,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Wm. Smith Agreement will be 6.0% of the gross proceeds of the sales price per share.  During the three months ended June 30, 2011, we sold 11.1 million shares for net proceeds of $12.3 million under the Wm. Smith Agreement. As of June 30, 2011, we had sold a total of 24.6 million shares under this arrangement for aggregate gross proceeds of $42.2 million. As of June 30, 2011, 5.4 million shares of common stock remain available for issuance and sale under the Wm. Smith Agreement.  The Wm. Smith Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted there under.

We filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, which Registration Statement was declared effective on January 21, 2011 (the “New Registration Statement”). Pursuant to the new Registration Statement, we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million. The New Registration Statement replaced our Form S-3 Registration Statement that expired on January 22, 2011 (the “Expired Registration Statement”). We believe that the New Registration Statement provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or that our financial condition may require. The shares sold to Seaside 88 and the shares sold under the Wm. Smith Agreement before the New Registration Statement became effective were registered under the Expired Registration Statement, and the shares which may be sold under the Wm. Smith Agreement on or after the New Registration Statement became effective are registered under the New Registration Statement.

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

The following table summarizes our statement of cash flows for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010
Net cash flows provided by (used in):
Operating activities	$(2,324)	$(3,781)
Investing activities	(347)	(58)
Financing activities	11,312	3,198
Effect of foreign exchange rates	26	(3)
Net increase(decrease) in cash and cash equivalents	$8,667	$(644)

Our use of cash from operations for the three month period ended June 30, 2011 was $2.3 million, compared to $3.8 million for the three months ended June 30, 2010. Our cash used for operating activities for the three month period ended June 30, 2011 decreased by $1.5 million compared to the three month period ended June 30, 2010, primarily due to the smaller net loss from operations reported for the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010, and an increase in cash from trade receivables of $1.2 million in the three month period ended June 30, 2011, compared to a $1.8 million use of cash for trade receivables in the three month period ended June 30, 2010, offset by a $0.2 million use of cash for accounts payable in the three month period ended June 30, 2011, compared to a $3.2 million net increase in cash from account payable in the three month period ended June 30, 2010.

In the three month periods ended June 30, 2011, and June 30, 2010, we used $0.3 million and less than $0.1 million, respectively, for investing activities. These expenditures primarily relate to the purchases of fixed assets in our U.S. and China facilities.

We obtained cash from financing activities in the amounts of $11.3 million and $3.2 million during the three month periods ended June 30, 2011 and 2010, respectively. During the three month period ended June 30, 2011, Berg & Berg loaned us $2.0 million as explained in more detail in Note 13 of Notes to the Condensed Consolidated Financial Statements. In the three month period ended June 30, 2011, we sold approximately 11.1 million shares of our common stock with proceeds net of commissions totaling $12.3 million under the At Market Issuance Sales Agreement discussed in more detail above. During the three month period ended June 30, 2010, we sold approximately 1.0 million shares of our common stock with proceeds net of commissions totaling $1.3 million under the At Market Issuance Sales Agreement. In addition, we sold approximately 1.9 million shares of our common stock to Seaside, with proceeds net of commissions totaling $1.9 million, in the three month period ended June 30, 2010. We used $3.0 million during the three month period ended June 30, 2011 to make scheduled monthly principal payments on the loan to iStar.

Capital Commitments and Debt

At June 30, 2011, we had no significant commitments for capital expenditures for the next 12 months.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following (in thousands):

June 30, 2011
Short-term debt to stockholder	$2,000
Short-term debt	8,000
Long-term debt to stockholder	34,950
Short-term interest payable	21
Long term interest payable to stockholder	31,090
Total	$76,061

Repayment obligations of short-term and long-term debt principal, by fiscal year, as of June 30, 2011 are (in thousands):

	Fiscal Year
	2012	2013	2014		2015		2016 and thereafter		Total
Short-term principal repayment	$10,000	$—		$—		$—		$—	$10,000
Long-term principal repayment	$—	$34,950		$—		$—		$—	34,950
Total	$10,000	$34,950	$		$		$		$44,950

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of June 30, 2011 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Short-term debt to stockholder	$2,000	$2,000	$—	$—	$—
Short-term debt, net of discount	$7,780	$7,780	$—	$—	$—
Long-term debt to stockholder, net of discount	$34,900	$—	$34,900	$—	$—
Long-term interest payable to stockholder	$31,090	$—	$31,090	$—	$—
Operating lease obligations	$1,617	$728	$886	$3	$—
Purchase obligations	$24,587	$24,587	$—	$—	$—
Total	$101,974	$35,095	$66,876	$3	$—

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk.  As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. A significant number of our employees are located in Asia. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in the China RMB. Additionally, we purchase materials and components from suppliers in Asia. While we pay many of these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. The majority of our revenues are received in U.S. dollars.

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

Interest Rate Risk.  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005, with iStar with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at June 30, 2011).

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at June 30, 2011 (in thousands):

	Expected Maturity Date
	2012	2013	2013	2014	2015	Thereafter	Total
Fixed rate debt	$2,000	$20,000	$—	$—	$—	$—	$22,000
Variable rate debt	$8,000	$14,950	$—	$—	$—	$—	$22,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.     CONTROLS AND PROCEDURES

 The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2011.

 PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, we filed an amended claim alleging additional infringement of our Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010.  On February 17, 2011, the Canadian Court ruled in our favor, finding that Phostech infringed Valence’s ‘115 Patent.  The ‘918 Patent was held invalid.  The ‘366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the ‘366 Patent.  An immediate injunction was imposed by the Trial Court on Phostech.  Phostech twice appealed the imposition of the injunction and on the second appeal, the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech.  The Appeal was heard on June 6, 2011.  We are awaiting the decision of the Appellate Court.  An affirmation of the trial court decision permits us to seek monetary damages, reasonable attorney fees, costs and an injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes the valid Valence Canadian Patent 2,395,115.

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

ITEM 1A.        RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on May 26, 2011, the following additional or updated risk factors are applicable:

At any given time we might not meet the continued listing requirements of the NASDAQ Capital Market.

Given the volatility of our stock and trends in the stock market in general, at any given time we might not meet the continued listing requirements of The NASDAQ Capital Market. Among other requirements, NASDAQ requires the minimum bid price of a company’s registered shares to be $1.00. On June 29, 2010, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). On October 11, 2010 we received a letter from The NASDAQ Stock Market confirming that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days. As a result of us having satisfied the minimum bid price requirement for at least 10 consecutive business days, The NASDAQ Stock Market has informed us that this matter is now closed. If we are not able to maintain the requirements for continued listing on The NASDAQ Capital Market, our stock could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

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
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

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
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

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

Number	Description of Exhibit	Method of Filing

10.15	Amendment No. 7 to Original Loan Agreement between the Registrant and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001
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

10.21	Amendment to Loan Agreements with Berg & Berg Enterprises, LLC dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

10.23	Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 1, 2005 (Amendment No. 3 to October 5, 2001 Loan Agreement and Amendment No. 11 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

10.24	Loan Agreement dated July 13, 2005, by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.25	Registration Rights Agreement dated July 13, 2005 by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.26	Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 13, 2005 (Amendment No. 4 to October 5, 2001 Loan Agreement and Amendment No. 12 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

Number		Description of Exhibit	Method of Filing

10.27		Assignment Agreement, dated July 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.28		Assignment Agreement, dated December 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.

10.29		Letter Agreement, effective March 13, 2007, by and between the Registrant and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.

10.30 **	*	FY 2011 Incentive Compensation and Stock Option Incentive Awards (Robert L. Kanode)
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.31		Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.32		At Market Issuance Sales Agreement, dated February 22, 2008, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.33		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated June 12, 2008 (Amendment No. 5 to October 5, 2001 Loan Agreement and Amendment No. 13 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.34	*	Employment Letter Agreement, dated October 1, 2008, by and between the Registrant and Ross A. Goolsby	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated October 1, 2008, filed with the Securities and Exchange Commission on October 1, 2008.

10.35	*	Employment Letter Agreement dated October 30, 2008, by and between Valence Technology Inc., and Koon Cheng Lim	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.36	*	2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.37	*	Notice of Grant of Stock Option and Stock Option Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.38	*	Notice of Automatic Grant of Stock Option (Non-Employee Director) under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

Number		Description of Exhibit	Method of Filing

10.39	*	Notice of Grant of Restricted Stock and Restricted Stock Issuance Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.40	*	Addendum to Stock Option Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.41	*	Addendum to Restricted Stock Issuance Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

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

10.45	*	Employment Letter Agreement by and between the Registrant and Randall J. Adleman	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.46		Letter Agreement, dated February 22, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.47		Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

10.48		Letter Agreement, dated August 26, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 26, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

10.49		Letter Agreement, dated September 28, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

Number		Description of Exhibit	Method of Filing

10.50		Letter Agreement, dated December 3, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.51		Amendment No. 2 to At Market Issuance Sales Agreement, dated December 30, 2010, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

10.52		Amendment No. 3 to Loan and Security Agreement and Other Loan Documents dated January 11, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.53		Amendment No. 3 to At Market Issuance Sales Agreement, dated January 22, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 22, 2011, filed with the Securities and Exchange Commission on January 24, 2011.

10.54		Letter Agreement, dated May 26, 2011, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 26, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.55		Amendment No. 4 to At Market Issuance Sales Agreement, dated January 17, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 17, 2011, filed with the Securities and Exchange Commission on January 20, 2011.
21.1		List of subsidiaries of the Registrant	Filed herewith.

23.1		Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm	Filed herewith.

24.1		Power of Attorney	Contained on the signature page hereto.

31.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF		XBRL Taxonomy Extension Definition	Filed herewith

101.LAB		XBRL Taxonomy Extension Label	Filed herewith

101.PRE		XBRL Taxonomy Extension Presentation	Filed herewith

* **
Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Confidential treatment has been requested for portions of this exhibit and the confidential portions have been redacted and omitted from this filing, and the redacted portions have been separately filed witht the Securities and Exchange Commission.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: August 3, 2011	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing

3.1	Second Restated Certificate of Incorporation of the Registrant
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
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

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
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

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

Number	Description of Exhibit	Method of Filing

10.15	Amendment No. 7 to Original Loan Agreement between the Registrant and Berg & Berg Enterprises, LLC (previously with Baccarat Electronics, Inc.), dated October 10, 2001
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

10.21	Amendment to Loan Agreements with Berg & Berg Enterprises, LLC dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

10.23	Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 1, 2005 (Amendment No. 3 to October 5, 2001 Loan Agreement and Amendment No. 11 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

10.24	Loan Agreement dated July 13, 2005, by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.25	Registration Rights Agreement dated July 13, 2005 by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.26	Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 13, 2005 (Amendment No. 4 to October 5, 2001 Loan Agreement and Amendment No. 12 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

Number		Description of Exhibit	Method of Filing

10.27		Assignment Agreement, dated July 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.28		Assignment Agreement, dated December 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.

10.29		Letter Agreement, effective March 13, 2007, by and between the Registrant and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.

10.30 **	*	FY 2011 Incentive Compensation and Stock Option Incentive Awards (Robert L. Kanode)
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.31		Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.32		At Market Issuance Sales Agreement, dated February 22, 2008, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.33		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated June 12, 2008 (Amendment No. 5 to October 5, 2001 Loan Agreement and Amendment No. 13 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.34	*	Employment Letter Agreement, dated October 1, 2008, by and between the Registrant and Ross A. Goolsby	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated October 1, 2008, filed with the Securities and Exchange Commission on October 1, 2008.

10.35	*	Employment Letter Agreement dated October 30, 2008, by and between Valence Technology Inc., and Koon Cheng Lim	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.36	*	2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.37	*	Notice of Grant of Stock Option and Stock Option Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.38	*	Notice of Automatic Grant of Stock Option (Non-Employee Director) under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

Number		Description of Exhibit	Method of Filing

10.39	*	Notice of Grant of Restricted Stock and Restricted Stock Issuance Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.40	*	Addendum to Stock Option Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.41	*	Addendum to Restricted Stock Issuance Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

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

10.45	*	Employment Letter Agreement by and between the Registrant and Randall J. Adleman	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.46		Letter Agreement, dated February 22, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.47		Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

10.48		Letter Agreement, dated August 26, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 26, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

10.49		Letter Agreement, dated September 28, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

Number		Description of Exhibit	Method of Filing

10.50		Letter Agreement, dated December 3, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.51		Amendment No. 2 to At Market Issuance Sales Agreement, dated December 30, 2010, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

10.52		Amendment No. 3 to Loan and Security Agreement and Other Loan Documents dated January 11, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.53		Amendment No. 3 to At Market Issuance Sales Agreement, dated January 22, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 22, 2011, filed with the Securities and Exchange Commission on January 24, 2011.

10.54		Letter Agreement, dated May 26, 2011, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 26, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.55		Amendment No. 4 to At Market Issuance Sales Agreement, dated January 17, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 17, 2011, filed with the Securities and Exchange Commission on January 20, 2011.
21.1		List of subsidiaries of the Registrant	Filed herewith.

23.1		Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm	Filed herewith.

24.1		Power of Attorney	Contained on the signature page hereto.

31.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF		XBRL Taxonomy Extension Definition	Filed herewith

101.LAB		XBRL Taxonomy Extension Label	Filed herewith

101.PRE		XBRL Taxonomy Extension Presentation	Filed herewith

* **
Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Confidentail treatment has been requested for portions of this exhibit and the confidential portions have been redacted and omitted from this filing, and the redacted portions have been separately filed with the Securities and Exchange Commission.