Form 10-Q
period 2011-09-30
VALENCE TECHNOLOGY INC
filed 2011-11-08
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of common stock, par value of $0.001 per share, outstanding at October 31, 2011 was 167,898,550.

VALENCE TECHNOLOGY, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,169	$2,915
Trade receivables, net of allowance of $2,766 and $361, respectively	8,765	13,615
Inventory, net	21,364	12,491
Prepaid and other current assets	2,593	2,661
Total current assets	36,891	31,682

Property, plant and equipment, net	4,119	4,192
Other long-term assets	229	143
Total assets	$41,239	$36,017

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,937	$9,150
Accrued expenses	4,827	6,063
Short-term debt, net of debt discount	4,875	10,686
Total current liabilities	22,639	25,899

Long-term interest payable to stockholder	31,838	30,350
Long-term debt to stockholder, net of debt discount	34,909	34,889
Other long-term liabilities	88	103

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of September 30, 2011 and March 31, 2011, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,701,694 shares issued and 167,898,550 shares outstanding as of September 30, 2011 and 156,762,353 shares issued and 154,959,209 shares outstanding as of March 31, 2011	170	157
Additional paid-in-capital	552,686	537,957
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(601,443)	(593,702)
Accumulated other comprehensive loss	(3,094)	(3,082)
Total stockholders’ deficit	(56,845)	(63,834)
Total liabilities, preferred stock, and stockholders’ deficit	$41,239	$36,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$8,463	$12,651	$22,548	$18,223

Cost of sales	6,705	9,868	17,941	14,515

Gross margin	1,758	2,783	4,607	3,708

Operating expenses:
Research and product development	941	992	1,847	1,907
Sales and marketing	627	552	1,293	1,127
General and administrative	3,736	3,960	7,262	6,924
Impairment on long lived assets	216	10	216	10
Total operating expenses	5,520	5,514	10,618	9,968

Operating loss	(3,762)	(2,731)	(6,011)	(6,260)

Foreign exchange gain	279	291	488	358
Interest and other income	2	1	3	3
Interest and other expense	(1,082)	(1,142)	(2,135)	(2,293)
Net loss	$(4,563)	$(3,581)	$(7,655)	$(8,192)

Dividends on preferred stock	(43)	(43)	(86)	(86)

Net loss available to common stockholders, basic and diluted	$(4,606)	$(3,624)	$(7,741)	$(8,278)

Other comprehensive loss:
Net loss	$(4,563)	$(3,581)	$(7,655)	$(8,192)
Change in foreign currency translation adjustments	(15)	(17)	(12)	(42)
Comprehensive loss	$(4,578)	$(3,598)	$(7,667)	$(8,234)

Net loss per share available to common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Shares used in computing net loss per share available to common stockholders, basic and diluted	166,970	135,719	161,686	134,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,655)	$(8,192)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	531	556
Bad debt expense, net of recoveries	2,521	(17)
Accretion of debt discount and other	209	105
Foreign exchange gain	(488)	(358)
Share-based compensation	383	440
Impairment on long-lived assets	216	10
Provision for obsolete inventory	345	534
Changes in operating assets and liabilities:
Trade receivables	2,329	(6,001)
Inventory	(8,812)	(8,928)
Prepaid and other current assets	215	(705)
Accounts payable	3,665	10,404
Accrued expenses and long-term interest	(70)	4,485

Net cash used in operating activities	(6,611)	(7,667)

Cash flows from investing activities:
Purchases of property, plant and equipment	(553)	(148)

Net cash used in investing activities	(553)	(148)

Cash flows from financing activities:
Proceeds from short term debt	2,000	2,500
Proceeds from stock option exercises	32	—
Proceeds from issuance of common stock, net of issuance costs	12,328	9,297
Payments of short-term debt	(6,000)	(3,000)

Net cash provided by financing activities	8,360	8,797

Effect of foreign exchange rates on cash and cash equivalents	58	46

Increase in cash and cash equivalents	1,254	1,028
Cash and cash equivalents, beginning of period	2,915	3,172
Cash and cash equivalents, end of period	$4,169	$4,200

Supplemental information:
Taxes paid	$119	$—
Interest paid	$274	$673
Cancellation of debt to stockholder in exchange for common shares	$2,016	$2,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

1.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of September 30, 2011, its consolidated results of operations for the three and six month periods ended September 30, 2011 and September 30, 2010, and the consolidated cash flows for the six month periods ended September 30, 2011 and September 30, 2010. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2011. The results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012, or any other period. The year-end condensed consolidated balance sheet data as of March 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.      BUSINESS AND BUSINESS STRATEGY:

The Company was founded in 1989 and develops, manufactures, and sells advanced energy systems utilizing the Company’s proprietary phosphate-based lithium-ion technology. The Company’s mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish this mission and address the significant market opportunity that the Company believes is available; the Company utilizes the numerous benefits of the Company’s latest energy storage technology, worldwide intellectual property portfolio and extensive experience of its management team. The Company is an international leader in the development of lithium iron magnesium phosphate advanced energy storage systems. The Company has redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on the motive, marine, industrial and stationary markets.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $601.4 million as of September 30, 2011. For the six month periods ended September 30, 2011, and September 30, 2010, the Company sustained net losses available to common stockholders of $7.7 million and $8.3 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern is contingent upon its ability to meet its working capital requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern would be uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At September 30, 2011, the Company’s principal sources of liquidity were cash and cash equivalents of $4.2 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next twelve months following September 30, 2011, nor does the Company anticipate its product sales during the remainder of fiscal year 2012 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

During the six month period ended September 30, 2011, the Company sold approximately 11.1 million shares of its common stock through the At Market Issuance Sales Agreement (the "Wm. Smith Agreement") with Wm. Smith & Co., as sales agent, for net proceeds of approximately $12.3 million. The shares sold under the Wm. Smith Agreement were registered under a Form S-3 Registration Statement filed with the SEC, which was declared effective on January 21, 2011.  On May 25, 2011, Berg & Berg loaned $2.0 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note was payable on August 15, 2011 and bore interest at a rate of 3.5% per annum. On August 15, 2011, that loan, plus accrued interest of $15,917, was surrendered by Berg & Berg in exchange for 1,832,653 shares of the Company’s common stock. On October 25, 2011, Berg & Berg loaned $2,000,000 to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on January 15, 2012 and bears interest at a rate of 3.5% per annum. The managing member of Berg & Berg is Carl E. Berg, who is the Chairman of the Company’s Board of Directors and the principal stockholder of the Company.

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

  3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of allowance for doubtful accounts, inventory valuation adjustments and inventory overhead absorption as discussed in Note 5 of Notes to the Condensed Consolidated Financial Statements, warranty liabilities as discussed in Note 11 of Notes to the Condensed Consolidated Financial Statements, and share based compensation as discussed in Note 13 of Notes to the Condensed Consolidated Financial Statements.  Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. The Company has not chosen to early adopt the provisions of this update. The future adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The future adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	8,708,286	8,120,045	8,708,286	8,120,045
Warrants to purchase common stock	215,000	115,000	215,000	115,000
Total	12,551,920	11,863,679	12,551,920	11,863,679

The number of shares listed above as reserved upon conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible into shares of the Company’s stock at the election of the Company, subject to certain limitations.  At September 30, 2011, up to approximately $1.0 million in accrued dividends would be convertible into up to 993,915 shares of common stock based on the closing sales price of $1.04 per share on September 30, 2011.

4.      IMPAIRMENT CHARGE:

In the three month period ended September 30, 2011, the Company recorded an impairment charge for idle production equipment in its China production facilities of $0.2 million.

5.      INVENTORY:

Inventory consisted of the following (in thousands) at:

	September 30, 2011	March 31, 2011
Raw materials	$1,757	$2,962
Work in process	11,618	6,282
Finished goods	7,989	3,247
Total inventory	$21,364	$12,491

             Included in inventory at September 30, 2011 and March 31, 2011 were valuation adjustments of $1.7 million and $1.3 million, respectively, to reduce its carrying value to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at September 30, 2011 and March 31, 2011.

  6.      PREPAID AND OTHER CURRENT ASSETS:

Prepaids and other current assets consisted of the following (in thousands) at:

	September 30, 2011	March 31, 2011
Other receivables	$1,002	$904
Deposits	793	733
Prepaid insurance	559	46
Other prepaid expenses	239	978
Total prepaids and other current assets	$2,593	$2,661

 7.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	September 30, 2011	March 31, 2011
Leasehold improvements	$1,033	$992
Machinery and equipment	8,168	7,768
Office and computer equipment	2,419	2,324
Construction in progress	373	104
Property, plant and equipment, gross	11,993	11,188
Less: accumulated depreciation	(6,632)	(6,000)
Less: accumulated impairment charges	(1,242)	(996)
Total property, plant and equipment, net	$4,119	$4,192

 Depreciation expense was approximately $0.3 million for each of the three month periods ended September 30, 2011, and 2010, respectively, $0.5 million for the six month period ended September 30, 2011, and $0.6 million for the six month period ended September 30, 2010.

8.             ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	September 30, 2011	March 31, 2011
Accrued compensation	$1,001	$1,217
Professional services	129	222
Warranty reserve	1,282	1,653
Inventory received, not invoiced	663	893
Accrued dividends on preferred stock	1,034	947
Other accrued expenses	718	1,131
Total accrued expenses	$4,827	$6,063

9.             DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	September 30, 2011	March 31, 2011
Short term debt	$5,000	$11,000
Less: unaccreted debt discount	(125)	(314)
Short-term debt, net of debt discount	$4,875	$10,686

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at September 30, 2011, and the interest payable on the loan was at a rate of 6.75% at September 30, 2011. As of September 30, 2011, a total of $15.0 million in principal payments have been made on the 2005 Loan.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”) each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through September 30, 2011, a total of approximately $2.7 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

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

10.      LONG TERM DEBT TO STOCKHOLDER:

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	September 30, 2011	March 31, 2011
2001 Loan	$20,000	20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(41)	(61)
Long-term debt to stockholder, net of debt discount	$34,909	34,889

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. Through September 30, 2011, a total of $5.0 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ended September 30, 2011 and September 30, 2010 was $0.4 million. The amount charged to interest expense on the outstanding balance of the loan for each of the six month periods ended September 30, 2011 and September 30, 2010 was $0.8 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $15.6 million and $14.8 million as of September 30, 2011 and March 31, 2011, respectively.

In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at September 30, 2011). The maturity date of the 1998 Loan has been extended multiple times, most recently on July 27, 2011, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2012 to September 30, 2015. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ended September 30, 2011 and September 30, 2010 was $0.3 million. The amount charged to interest expense on the outstanding balance of the loan for each of the six month periods ended September 30, 2011 and September 30, 2010 was $0.7 million.  Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the balance sheet. The accrued interest amounts for the 1998 Loan were $16.2 million and $15.5 million as of September 30, 2011 and March 31, 2011, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

11.          COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in relation to the sale of its U-Charge® Power Systems, custom packs, and other large-format power systems. The total warranty liability was $1.3 million and $1.7 million as of September 30, 2011 and March 31, 2011, respectively.

Litigation:

On January 31, 2007, the Company filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, the Company filed an amended claim alleging additional infringement of the Company’s Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010. On February 17, 2011, the Canadian Court ruled in the Company’s favor, finding that Phostech infringed Valence’s ‘115 Patent. The ‘918 Patent was held invalid. The ‘366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the ‘366 Patent. An immediate injunction was imposed by the Trial Court on Phostech. Phostech twice appealed the imposition of the injunction and on the second appeal, the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech. The Appeal was heard on June 6, 2011. The Appellate Court denied the Appeal and affirmed the Trial Court Decision. The affirmation of the Trial Court’s decision permits the Company to seek monetary damages, reasonable attorney fees, costs and reinstated the injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes the valid Valence Canadian Patent 2,395,115. On October 7, 2011, the Company received a payment from Phostech of $532,388 for attorney's fees incurred by the Company during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. A receivable in the amount of $532,388 is included in prepaid and other current assets in the condensed consolidated balance sheet at September 30, 2011 and is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the three and six months ended September 30, 2011. The determination of damages is now underway.

            On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations. On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that the cathode technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint. A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010. The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010. On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012. On September 27, 2011, the Company filed a Second Amended Answer and Counterclaims seeking to add five Hydro-Quebec/University of Texas patents that are in a complaint filed in the Dallas Federal Court and adding two additional counterclaim defendants, the two successor ownership companies of Phostech Lithium Inc.

On October 4, 2011, the Company was served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B).  The Complaint alleges the Company is infringing five US Patents of the University of Texas. The five US Patents are all related to and continuations of the original UT Patent of Goodenough that has been asserted in the above-noted litigation in the Austin, Texas Federal District Court. The Company intends to vigorously defend against the allegations in the complaint.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005, which was $1.98 per share, and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005, which was $2.96 per share. Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At September 30, 2011 and March 31, 2011, $1.0 million and $0.9 million in preferred stock dividends had accrued, respectively.

13.          SHARE-BASED COMPENSATION:

In February 1996, the Board of Directors adopted the 1996 Non-Employee Director’s Stock Option Plan for outside directors (the “1996 Plan”). The 1996 Plan terminated in February 2006, and as of September 30, 2011, a total of 20,000 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of September 30, 2011, a total of 28,900 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The plan terminated in January 2010, and as of September 30, 2011, a total of 2,701,051 shares had been issued and are outstanding under this plan, and no shares are available to be granted under this plan.

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

In the three month period ended September 30, 2011, the Compensation Committee granted performance based restricted stock units to a certain executive. This award has performance based vesting conditions, which are based on the Company obtaining certain revenue targets in order for pre-specified amounts of the stock units to vest. The minimum performance targets for the three month period ended September 30, 2011 were not met, and no such awards vested. In the three month period ended September 30, 2011, a total of 41,665 stock options were exercised for net proceeds of $32,498. In the six month period ended September 30, 2011, the Company granted 1,226,470 stock options and restricted stock units under the 2009 Plan, and as of September 30, 2011, 2,411,715 total shares are outstanding and 2,046,620 shares remain available for grant under the 2009 Plan.

Share-based compensation expense included in cost of sales and operating expenses is as follows for the three and six month periods ended (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$16	$5	$30	$10
Research and development	21	44	39	103
Sales and marketing	29	23	57	44
General and administrative	118	150	257	283
Total share-based compensation expense	$184	$222	$383	$440

14.          RELATED PARTY TRANSACTIONS:

 On May 25, 2011, Berg & Berg loaned $2.0 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note was payable on August 15, 2011 and bore interest at a rate of 3.5% per annum. On August 15, 2011, that loan, plus accrued interest of $15,917, was surrendered by Berg & Berg in exchange for 1,832,653 shares of the Company’s common stock.

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

Long-lived asset information by geographic area is as follows (in thousands):

	September 30, 2011	March 31, 2011
United States	$304	$301
Asia	3,808	3,885
Other	7	6
Total	$4,119	$4,192

 Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$5,359	$11,216	$17,128	$15,797
Europe	2,959	1,083	5,235	1,993
Other	145	352	185	433
Total	$8,463	$12,651	$22,548	$18,223

16. SIGNIFICANT CUSTOMERS:

In the three and six month periods ended September 30, 2011 and 2010, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Rubbermaid Medical Solutions	21%	**	%	14%	**	%
Segway, Inc.	18	37		18	38
PVI	18	—		11	**
Howard Medical Solutions	12	**		11	**
Smith Electric Vehicles*	—	37		23	35
Percent of total revenue	69%	74%		77%	73%

*   Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** Less than 10%

A limited number of the Company’s customers have accounted for a significant portion of accounts receivable as follows at:

	September 30, 2011	March 31, 2011
Smith Electric Vehicles*	44%	52%
PVI	15	**
Rubbermaid Medical Solutions	13	**
Segway, Inc.	11	17
Percent of total trade accounts receivable	83%	69%

*   Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** Less than 10%

17.          SUBSEQUENT EVENTS:

On October 25, 2011, Berg & Berg loaned $2,000,000 to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note is payable on January 15, 2012 and bears interest at a rate of 3.5% per annum.

 ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, which we refer to as this “Report,” contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “intend,” “estimate,” “continue,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as “Valence,” the “Company,” “we” or “us,” with respect to, among other things:

●	trends affecting our financial condition or results of operations;
●	our product development strategies;
●	trends affecting our manufacturing capabilities;
●	trends affecting the commercial acceptability of our products; and
●	our business and growth strategies.

You are cautioned not to put undue reliance on our forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report. Factors that could cause our actual results to differ materially include those discussed under “Risk Factors,” which include, but are not limited to the following:

●	our ability to develop and market products that compete effectively in targeted market segments;
●	market acceptance of our current and future products;
●	our ability to meet customer demand;
●	our ability to perform our obligations under our loan agreements;
●	a loss of one of our key customers;
●	our ability to implement our long-term business strategy that will be profitable and/or generate sufficient cash flow;
●	the ability of our vendors to provide conforming materials for our products on a timely basis;
●	the loss of any of our key executive officers;
●	our ability to manage our foreign manufacturing and development operations;
●	international business risks;
●	our ability to attract skilled personnel;
●	our ability to protect and enforce our current and future intellectual property;
●	our ability to meet the continued listing requirements of the NASDAQ Capital Market;
●	our need for additional, dilutive financing or future acquisitions; and
●	future economic, business and regulatory conditions.

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

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances that arise after the date hereof. The results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2012 or any other period.

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

●
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

●
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

Our business strategy is being implemented in phases. We are currently moving beyond Phase 1 toward Phase 2:

●
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

●
Phase 2: Looking toward the immediate future, our business strategy will entail the commercialization of our patented Lithium Vanadium Phosphate (“LVP”) and Lithium Vanadium Phosphate Fluoride (“LVPF”) cathode materials into large-format, high capacity cells. These materials will offer improved performance and the protection for our customers afforded by our worldwide intellectual patent portfolio.

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

●
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

●
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

●
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

●
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

At September 30, 2011, our principal sources of liquidity were cash and cash equivalents of $4.2 million. We do not expect that our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following September 30, 2011, nor do we anticipate product sales during fiscal year 2012 will be sufficient to cover our operating expenses. Historically, we have relied upon our management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next twelve months.

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

Share-Based Compensation:

We measure share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 13, Share-Based Compensation of Notes to Condensed Consolidated Financial Statements for further discussion of share-based compensation.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Gross margin	21	22	20	20
Operating expenses	65	44	47	55
Operating loss	(44)	(22)	(27)	(34)
Net loss	(54)%	(28)%	(34)%	(45)%

Revenues and Gross Margin

Revenues and Gross Margin

Revenues. Revenue totaled $8.5 million and $12.7 million for the three month periods ended September 30, 2011 and September 30, 2010, respectively. Revenues decreased by $4.2 million, or 33%, in the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010. This decrease was primarily due to decreased shipments to Smith Electric Vehicles U.S. (“Smith”), and Segway Inc. (“Segway”). Revenue from Smith was zero in the three month period ended September 30, 2011 compared to $4.7 million in the three month period ended September 30, 2010. Revenue from Segway was $1.5 million in the three month period ended September 30, 2011 compared to $4.6 million in the three month period ended September 30, 2010. These decreases in revenue were offset by increases in revenue in the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010, to Rubbermaid Medical Solutions (“Rubbermaid”) and PVI. Revenue from Rubbermaid was $1.8 million in the three month period ended September 30, 2011 compared to less than $0.1 million in the three month period ended September 30, 2010. Revenue from PVI was $1.6 million in the three month period ended September 30, 2011, compared to zero in the three month period ended September 30, 2010.

Revenue totaled $22.6 million and $18.2 million for the six month periods ended September 30, 2011 and September 30, 2010, respectively. Revenues increased by $4.4 million, or 24%, in the six month period ended September 30, 2011, compared to the six month period ended September 30, 2010. The increase in revenues in the six month period ended September 30, 2011, compared to the six month period ended September 30, 2010 was primarily due to increased revenue from Rubbermaid, PVI, and Howard Medical Solutions (“Howard”). Rubbermaid revenue was $3.3 million in the six month period ended September 30, 2011, compared to less than $0.1 million in the six month period ended September 30, 2010. PVI revenue was $2.4 million in the six month period ended September 30, 2011, compared to $0.2 million in the six month period ended September 30, 2010. Howard revenue was $2.4 million in the six month period ended September 30, 2011, compared to $1.1 million in the six month period ended September 30, 2010. These increases in revenue were offset by decreases in revenue from Segway and Smith. Revenue from Segway was $4.1 million in the six month period ended September 30, 2011, compared to $6.9 million in the six month period ended September 30, 2010. Revenue from Smith was $5.1 million in the six month period ended September 30, 2011 compared to $6.3 million in the six month period ended September 30, 2010.

Sales to Rubbermaid accounted for 21% of our total product sales for the three month period ended September 30, 2011, and less than 10% of our total product sales for the three month period ended September 30, 2010. Sales to Segway accounted for 18% of our total product sales for the three month period ended September 30, 2011, and 37% of our total product sales for the three month period ended September 30, 2010. Sales to PVI accounted for 18% of our total product sales for the three month period ended September 30, 2011, and zero percent of our total product sales for the three month period ended September 30, 2010. Sales to Howard accounted for 12% of our total product sales for the three month period ended September 30, 2011, and less than ten percent of our total product sales for the three month period ended September 30, 2010.

Sales to Smith accounted for 23% of our total product sales for the six month period ended September 30, 2011, and 35% of our total product sales for the six month period ended September 30, 2010. Sales to Segway accounted for 18% of our total product sales for the six month period ended September 30, 2011, and 38% of our total product sales for the six month period ended September 30, 2010. Sales to Rubbermaid accounted for 14% of our total product sales for the six month period ended September 30, 2011, and less than 10% of our total product sales for the six month period ended September 30, 2010. Sales to PVI and Howard each accounted for 11% of our total product sales for the six month period ended September 30, 2011, and less than 10% of our total product sales for the six month period ended September 30, 2010.

Licensing and royalty revenues were less than 10% of our reported revenues in current and prior period and are no longer disclosed separately.

Our large-format battery system sales represented 81% of our total revenue for the three month period ended September 30, 2011 and 61% of our total revenue for the six month period ended September 30, 2010. We expect sales of our large-format battery systems to increase in the quarter ended December 31, 2011, as our products continue to gain market acceptance and our customers continue to see increased sales to end users.

Gross Margin. Gross margin was $1.8 million in the three month period ended September 30, 2011, compared to $2.8 million in the three month period ended September 30, 2010, a $1.0 million decrease. Gross margin as a percentage of revenue was 21% for the three month period ended September 30, 2011, compared to 22% for the three month period ended September 30, 2010. Gross margin was $4.6 million in the six month period ended September 30, 2011, compared to $3.7 million in the six month period ended September 30, 2010, a $0.9 million increase. Gross margin as a percentage of revenue was 20% for each of the six month periods ended September 30, 2011, and September 30, 2010. During each of the three and six month ended September 30, 2011, and September 30, 2010, less than $0.1 million of share-based compensation was allocated to cost of goods sold.

During the three and six month periods ended September 30, 2011, gross margin as a percentage of revenue remained relatively flat due to the increased utilization of our manufacturing facilities, which allows for the increased absorption of fixed overhead associated with our production facility in China and reduced raw material costs. We expect cost of sales, as a percentage of sales, to remain relatively consistent in the remainder of fiscal year 2012, although increased pricing pressure could start to negatively impact our gross margins in the upcoming quarters as we compete for additional business and continue to keep the existing business we have from our current customers. We did not experience any material effect of inflation on our gross margin or operating expenses in the two most recent fiscal years.

Operating Expenses

The following table presents the change in operating expenses for the three and six months ended September 30, 2011 and 2010, respectively:

	Three Months Ended				Six Months Ended
	September 30, 2011	September 30, 2010	Change	% Change	September 30, 2011	September 30, 2010	Change	% Change
Research and development	$941	$992	$(51)	(5)%	$1,847	$1,907	$(60)	(3)%
Sales and marketing	627	552	75	14	1,293	1,127	166	15
General and administrative	3,736	3,960	(224)	(6)	7,262	6,924	338	5
Impairment of long lived assets	216	10	206	2,060	216	10	206	2,060
Total operating expenses	$5,520	$5,514	$6	0%	$10,618	$9,968	$650	7%

During the three and six month periods ended September 30, 2011, total operating expenses were 65% and 47% of revenue, respectively, compared to 44% and 55% of revenue during the same periods in the previous year. During the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010, operating expenses were relatively flat. During the six month period ended September 30, 2011, compared to the six month period ended September 30, 2010, operating expenses increased $0.7 million, mainly due to higher bad debt expense associated with account receivables, offset by decreased expenses associated with ongoing litigation concerning our intellectual property.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development costs were $0.9 million and $1.8 million during the three and six month periods ended September 30, 2011, respectively, and $1.0 million and $1.9 million during the three and six month periods ended September 30, 2010, respectively. During the three and six month periods ended September 30, 2011, less than $0.1 million of share-based compensation was allocated to research and development expenses. During each of the three and six month periods ended September 30, 2010, less than $0.1 million of share-based compensation was allocated to research and development expenses.  We expect research and development expenses to remain relatively flat for the remainder of fiscal 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Sales and marketing expenses were $0.6 million and $1.3 million for the three and six month periods ended September 30, 2011, respectively. Sales and marketing expenses were $0.5 million and $1.1 million for the three and six month periods ended September 30, 2010, respectively. During each of the three and six month ended September 30, 2011, and September 30, 2010, less than $0.1 million of share-based compensation was allocated to sales and marketing expenses. We expect sales and marketing expenses could increase moderately as we focus on growing our revenue for the remainder of fiscal year 2012.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses were $3.7 million and $7.3 million for the three and six month periods ended September 30, 2011, respectively, and $4.0 million and $6.9 million for the three and six month periods ended September 30, 2010, respectively. The $0.2 million decrease in general and administrative expenses during the three month period ended September 30, 2011, compared to the same periods in the previous year, is primarily related to a $1.9 million increase in our bad debt expense in the current period, which related to disputed amounts owed to us by Smith, offset by reduced expenses associated with litigation involving the defense of our intellectual property, in addition to a $0.5 million reimbursement of our litigation expenses associated with our lawsuit against Phostech Lithium Inc. (“Phostech”). The $0.3 million increase in general and administrative expenses in the six month period ended September 30, 2011, compared to the same period in the previous year, is related to a $2.5 million increase in our bad debt expense in the current period, of which $1.9 million is related to disputed amounts owed by Smith, offset by reduced expenses associated with litigation involving our intellectual property, in addition to a $0.5 million reimbursement of our litigation expenses associated with our lawsuit against Phostech. During the three and six month periods ended September 30, 2011, $0.1 million and $0.3 million of share-based compensation was allocated to general and administrative expenses, respectively, compared to $0.2 million and $0.3 million in the three and six month periods ended September 30, 2010, respectively.

Liquidity and Capital Resources

Liquidity

At September 30, 2011, our principal source of liquidity was cash and cash equivalents of $4.2 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following September 30, 2011, nor do we anticipate that product sales during the remainder of fiscal year 2012 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement (the “Wm. Smith Agreement”) with Wm. Smith & Co., as sales agent (the “Sales Agent”), which has been amended several times, most recently on June 17, 2011, pursuant to Amendment No. 4 to At Market Issuance Sales Agreement (the “Amendment”), under which we may issue and sell up to 30,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Wm. Smith Agreement will be 6.0% of the gross proceeds of the sales price per share.  During the six months ended September 30, 2011, we sold 11.1 million shares for net proceeds of $12.3 million under the Wm. Smith Agreement. As of September 30, 2011, we had sold a total of 24.6 million shares under this arrangement for aggregate gross proceeds of $42.2 million. As of September 30, 2011, 5.4 million shares of common stock remain available for issuance and sale under the Wm. Smith Agreement.  The Wm. Smith Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

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

Our cash requirements may vary materially from those now planned because of changes in our operations, including our failure to achieve expected revenues greater than expected expenses, changes in OEM relationships, market conditions, our ability to collect our accounts receivables in a timely fashion, the failure to timely realize our product development goals, our stock price, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next twelve months.

The following table summarizes our statement of cash flows for the six month periods ended September 30, 2011 and 2010 (in thousands):

	Six Months Ended September 30,
	2011	2010
Net cash flows provided by (used in):
Operating activities	$(6,611)	$(7,667)
Investing activities	(553)	(148)
Financing activities	8,360	8,797
Effect of foreign exchange rates	58	46
Net increase in cash and cash equivalents	$1,254	$1,028

 Our use of cash from operations for the six month period ended September 30, 2011 was $6.6 million, compared to $7.7 million for the six month period ended September 30, 2010. Our cash used for operating activities for the six month period ended September 30, 2011 decreased by $1.1 million compared to the six month period ended September 30, 2010, primarily due to the smaller net loss from operations reported for the six month period ended September 30, 2011, compared to the six month period ended September 30, 2010, and an increase in cash from trade receivables in the six month period ended September 30, 2011, compared to the six month period ended September 30, 2010, offset by a smaller increase in cash from accounts payable in the six month period ended September 30, 2011, compared to the six month period ended September 30, 2010.

In the six month periods ended September 30, 2011, and September 30, 2010, we used $0.6 million and $0.1 million, respectively, for investing activities. These expenditures primarily relate to the purchases of fixed assets in our U.S. and China facilities.

We obtained cash from financing activities in the amounts of $8.4 million and $8.8 million during the six month periods ended September 30, 2011 and 2010, respectively. During the six month period ended September 30, 2011, Berg & Berg loaned us $2.0 million as explained in more detail in Note 14 of Notes to the Condensed Consolidated Financial Statements. In the six month period ended September 30, 2011, we sold approximately 11.1 million shares of our common stock with proceeds net of commissions totaling $12.3 million under the At Market Issuance Sales Agreement discussed in more detail above. In the six month period ended September 30, 2010, we sold approximately 1.0 million shares with proceeds net of commissions of $1.3 million under the At Market Issuance Sales Agreement. In addition, we sold 3.3 million shares to Seaside 88, LP, with gross proceeds of $3.0 million, in the six month period ended September 30, 2010. During the six month period ended September 30, 2010, Berg & Berg purchased a total of 9,170,959 shares of our common stock for cash at a price per share ranging from $0.76 to $1.04, for an aggregate purchase price of $7,508,390.

We used $6.0 million and $3.0 million in cash in the six month periods ended September 30, 2011, and September 30, 2010, respectively, to make scheduled monthly principal payments on our loan to iStar.

On October 25, 2011, Berg & Berg loaned $2,000,000 to us, and in connection with the loan, we executed a promissory note in favor of Berg & Berg. The promissory note is payable on January 15, 2012 and bears interest at a rate of 3.5% per annum.

Capital Commitments and Debt

At September 30, 2011, we had no significant commitments for capital expenditures for the next 12 months.

Our cash obligations for short-term, long-term debt and interest, gross of unaccreted discount, consisted of the following (in thousands):

September 30, 2011
Short-term debt	5,000
Long-term debt to stockholder	34,950
Long term interest payable to stockholder	31,838
Total	$71,788

Repayment obligations of short-term and long-term debt principal, by fiscal year, as of September 30, 2011 are (in thousands):

		Fiscal Year
	Total	2012	2013	2014	2015	2016 and thereafter
Short-term principal repayment	$5,000	$5,000	$—	$—	$—	$—
Long-term principal repayment	$34,950	$—	$—	$—	$—	34,950
Total	$39,950	$5,000	$—	$—	$—	$34,950

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of September 30, 2011 our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Short-term debt, net of discount	$4,875	$4,875	$—	$—	$—
Long-term debt to stockholder, net of discount	$34,909	$—	$—	$34,909	$—
Long-term interest payable to stockholder	$31,838	$—	$—	$31,838	$—
Operating lease obligations	$1,203	$655	$547	$1	$—
Purchase obligations	$17,799	$17,799	$—	$—	$—
Total	$90,624	$23,329	$547	$66,748	$—

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

Interest Rate Risk.  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005, with iStar with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at September 30, 2011).

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at September 30, 2011 (in thousands):

		Expected Maturity Dates
	Total	2011	2012	2013	2014	2015	Thereafter
Fixed rate debt	$20,000	$—	$—	$—	$—	$20,000	$—
Variable rate debt	$19,950	$3,000	$2,000	$—	$—	$14,950	$—

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 4.     CONTROLS AND PROCEDURES

 The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2011.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, we filed an amended claim alleging additional infringement of our Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010.  On February 17, 2011, the Canadian Court ruled in our favor, finding that Phostech infringed Valence’s ‘115 Patent.  The ‘918 Patent was held invalid.  The ‘366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the ‘366 Patent.  An immediate injunction was imposed by the Trial Court on Phostech.  Phostech twice appealed the imposition of the injunction and on the second appeal, the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech.  The Appeal was heard on June 6, 2011. The Appellate Court denied the Appeal and affirmed the Trial Court Decision.  The affirmation of the Trial Court’s decision permits us to seek monetary damages, reasonable attorney fees, costs and reinstated the injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes the valid Valence Canadian Patent 2,395,115. On October 7, 2011, we received a payment from Phostech of $532,388 for attorney's fees incurred by us during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. The determination of damages is now underway.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations.  On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that the cathode technology utilized in all of our commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec.  Hydro-Quebec seeks injunctive relief and monetary damages. We have filed a response denying the allegations in the second amended complaint.  A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010.  The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010.  On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012.  On September 27, 2011, we filed a Second Amended Answer and Counterclaims seeking to add five Hydro-Quebec/University of Texas patents that are in a complaint filed in the Dallas Federal Court and adding two additional counterclaim defendants, the two successor ownership companies of Phostech Lithium Inc.

On October 4, 2011, we were served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B). The Complaint alleges that we are infringing five US Patents of the University of Texas. The five US Patents are all related to and continuations of the original UT Patent of Goodenough that has been asserted in the above-noted litigation in the Austin, Texas Federal District Court. We intend to vigorously defend against the allegations in the complaint.

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

We depend on a small number of customers for a substantial portion of our revenues, and our results of operations and financial condition could be harmed if we were to lose all or a part of the business from any one of them.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2011, Smith Electric Vehicles ("Smith") and Segway Inc. contributed 42%, and 24% of our revenues, respectively. In the three months ended September 30, 2011 Smith contributed zero percent of our revenues.

During the three month period ended September 30, 2011, Rubbermaid Medical Solutions, Segway, PVI and Howard Medical Solutions represented 21%, 18%, 18% and 12% of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues although the identity of our key customers may change from period to period. We do not have long-term agreements with any of our key customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

●	reduction, delay or cancellation of orders from a customer;

●	development by a customer of other sources of supply;

●	selection by a customer of devices manufactured by one of our competitors for inclusion in future product generations;

●	loss of a customer or a disruption in our sales and distribution channels; or

●	failure of a customer to make timely payment of our invoices.

If we were to lose one or more customers, or if we were to lose revenues due to a customer’s inability or refusal to continue to purchase our batteries, or if we are not able to collect amounts owed to us by existing or former customers, our business, results of operations and financial condition would be harmed. In this regard, in the quarter ended September 30, 2011, we increased our allowance for doubtful accounts by $1.9 million related to disputed amounts owed to us by Smith. There can be no assurances as to our ability to collect such disputed amounts.

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

10.45	*	Employment Letter Agreement by and between the Registrant and Randall J. Adleman	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.46		Letter Agreement, dated February 22, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.47		Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

10.48		Letter Agreement, dated August 26, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 26, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

10.49		Letter Agreement, dated September 28, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

Number	Description of Exhibit	Method of Filing

10.50	Letter Agreement, dated December 3, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.51	Amendment No. 2 to At Market Issuance Sales Agreement, dated December 30, 2010, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

10.52	Amendment No. 3 to Loan and Security Agreement and Other Loan Documents dated January 11, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

10.53	Amendment No. 3 to At Market Issuance Sales Agreement, dated January 22, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 22, 2011, filed with the Securities and Exchange Commission on January 24, 2011.

10.54	Amendment No. 4 to At Market Issuance Sales Agreement, dated June 17, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 17, 2011, filed with the Securities and Exchange Commission on June 20, 2011.

10.55
(Omnibus) Amendment No. 15 to Loan Agreement dated July 17, 1990 between the Registrant and Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC) and Amendment No. 7 to Loan Agreement dated October 5, 2001 between the Registrant and Berg & Berg Enterprises, LLC, each dated as of July 27, 2011
Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated July 27, 2011, filed with the Securities Exchange Commission on July 28, 2011.

10.56	Letter Agreement, dated August 15, 2011, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated August 15, 2011, filed with the Securities Exchange Commission on August 16, 2011.

10.57	* Performance Based Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated September 15, 2011, filed with the Securities Exchange Commission on September 21, 2011.

10.58	* Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated September 15, 2011, filed with the Securities Exchange Commission on September 21, 2011.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number		Description of Exhibit	Method of Filing

32.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation

101.DEF		XBRL Taxonomy Extension Definition

101.LAB		XBRL Taxonomy Extension Label

101.PRE		XBRL Taxonomy Extension Presentation

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

VALENCE TECHNOLOGY, INC.

Date: November 8, 2011	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

By:	/s/ Donald E. Gottschalk
Donald E. Gottschalk Acting Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing

3.1	Second Restated Certificate of Incorporation of the Registrant
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

10.45	*	Employment Letter Agreement by and between the Registrant and Randall J. Adleman	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.46		Letter Agreement, dated February 22, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.47		Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

10.48		Letter Agreement, dated August 26, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 26, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

10.49		Letter Agreement, dated September 28, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

Number	Description of Exhibit	Method of Filing

10.50	Letter Agreement, dated December 3, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.51	Amendment No. 2 to At Market Issuance Sales Agreement, dated December 30, 2010, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

10.52	Amendment No. 3 to Loan and Security Agreement and Other Loan Documents dated January 11, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

10.53	Amendment No. 3 to At Market Issuance Sales Agreement, dated January 22, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 22, 2011, filed with the Securities and Exchange Commission on January 24, 2011.

10.54	Amendment No. 4 to At Market Issuance Sales Agreement, dated June 17, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 17, 2011, filed with the Securities and Exchange Commission on June 20, 2011.

10.55
(Omnibus) Amendment No. 15 to Loan Agreement dated July 17, 1990 between the Registrant and Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC) and Amendment No. 7 to Loan Agreement dated October 5, 2001 between the Registrant and Berg & Berg Enterprises, LLC, each dated as of July 27, 2011
Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated July 27, 2011, filed with the Securities Exchange Commission on July 28, 2011.

10.56	Letter Agreement, dated August 15, 2011, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated August 15, 2011, filed with the Securities Exchange Commission on August 16, 2011.

10.57	* Performance Based Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated September 15, 2011, filed with the Securities Exchange Commission on September 21, 2011.

10.58	* Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated September 15, 2011, filed with the Securities Exchange Commission on September 21, 2011.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Number		Description of Exhibit	Method of Filing

32.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation

101.DEF		XBRL Taxonomy Extension Definition

101.LAB		XBRL Taxonomy Extension Label

101.PRE		XBRL Taxonomy Extension Presentation

* **
Compensation plans or arrangements in which directors or executive officers are eligible to participate.

Confidential treatment has been requested for portions of this exhibit and the confidential portions have been redacted and omitted from this filing, and the redacted portions have been separately filed with the Securities and Exchange Commission.