Form 10-Q
period 2011-12-31
VALENCE TECHNOLOGY INC
filed 2012-02-08
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of common stock, par value of $0.001 per share, outstanding at January 31, 2012 was 169,976,618.

VALENCE TECHNOLOGY, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Month Periods Ended December 31, 2011 and December 31, 2010	4
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended December 31, 2011 and December 31, 2010	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities.	26

Item 4. [Removed and Reserved].	26

Item 5. Other Information.	26

Item 6. Exhibits.	27

Signatures and Certifications	28

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	March 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,209	$2,915
Trade receivables, net of allowance of $494 and $361, respectively	5,684	13,615
Inventory, net	20,468	12,491
Prepaid and other current assets	2,280	2,661
Total current assets	31,641	31,682

Property, plant and equipment, net	3,834	4,192
Other long-term assets	240	143
Total assets	$35,715	$36,017

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,255	$9,150
Accrued expenses	4,558	6,063
Short-term debt, net of debt discount	2,953	10,686
Short-term debt to stockholder	2,000	—
Total current liabilities	18,766	25,899

Long-term interest payable to stockholder	32,586	30,350
Long-term debt to stockholder, net of debt discount	34,907	34,889
Other long-term liabilities	49	103

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of December 31, 2011 and March 31, 2011, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,701,694 shares issued and 167,898,550 shares outstanding as of December 31, 2011 and 156,762,353 shares issued and 154,959,209 shares outstanding as of March 31, 2011	170	157
Additional paid-in-capital	552,816	537,957
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(603,903)	(593,702)
Accumulated other comprehensive loss	(3,122)	(3,082)
Total stockholders’ deficit	(59,203)	(63,834)
Total liabilities, preferred stock, and stockholders’ deficit	$35,715	$36,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
( Unaudited )

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue	$8,505	$13,754	$31,053	$31,977

Cost of sales	7,832	10,955	25,773	25,470

Gross margin	673	2,799	5,280	6,507

Operating expenses:
Research and product development	812	834	2,659	2,741
Sales and marketing	551	648	1,845	1,775
General and administrative	856	2,536	8,116	9,460
Impairment on long lived assets	97	1	314	11
Total operating expenses	2,316	4,019	12,934	13,987

Operating loss	(1,643)	(1,220)	(7,654)	(7,480)

Foreign exchange gain	127	288	615	645
Interest and other income	254	8	258	11
Interest and other expense	(1,155)	(1,077)	(3,290)	(3,368)
Net loss	$(2,417)	$(2,001)	$(10,071)	$(10,192)

Dividends on preferred stock	(43)	(43)	(130)	(130)

Net loss available to common stockholders, basic and diluted	$(2,460)	$(2,044)	$(10,201)	$(10,322)

Other comprehensive loss:
Net loss	$(2,417)	$(2,001)	$(10,071)	$(10,192)
Change in foreign currency translation adjustments	(27)	(32)	(40)	(74)
Comprehensive loss	$(2,444)	$(2,033)	$(10,111)	$(10,266)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.07)
Shares used in computing net loss per share available to common stockholders, basic and diluted	167,899	145,745	163,764	137,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
( Unaudited )

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,071)	$(10,192)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	846	815
Bad debt expense, net of recoveries	411	76
Accretion of debt discount and other	286	157
Foreign exchange gain	(615)	(645)
Share-based compensation	516	650
Impairment on long-lived assets	314	11
Provision for obsolete inventory	648	1,221
Changes in operating assets and liabilities:
Trade receivables	7,521	(8,599)
Inventory	(8,177)	(9,924)
Prepaid and other current assets	495	(912)
Accounts payable	(60)	9,371
Accrued expenses and long-term interest	362	2,947

Net cash used in operating activities	(7,524)	(15,024)

Cash flows from investing activities:
Purchases of property, plant and equipment	(606)	(241)

Net cash used in investing activities	(606)	(241)

Cash flows from financing activities:
Proceeds from short term debt to stockholder	4,000	5,000
Proceeds from stock option exercises	32	—
Proceeds from issuance of common stock, net of issuance costs	12,328	16,772
Payments of short-term debt	(8,000)	(6,000)

Net cash provided by financing activities	8,360	15,772

Effect of foreign exchange rates on cash and cash equivalents	64	60

Increase in cash and cash equivalents	294	567
Cash and cash equivalents, beginning of period	2,915	3,172
Cash and cash equivalents, end of period	$3,209	$3,739

Supplemental information:
Taxes paid	$261	$—
Interest paid	$361	$946
Cancellation of debt to stockholder in exchange for common shares	$2,016	$5,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2011
(Unaudited)

1.            INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of December 31, 2011, its consolidated results of operations for the three and nine month periods ended December 31, 2011 and December 31, 2010, and the consolidated cash flows for the nine month periods ended December 31, 2011 and December 31, 2010. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2011. The results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012, or any other period. The year-end condensed consolidated balance sheet data as of March 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $603.9 million as of December 31, 2011. For the nine month periods ended December 31, 2011 and December 31, 2010, the Company sustained net losses available to common stockholders of $10.2 million and $10.3 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern is contingent upon its ability to meet its working capital requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern would be uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources:

At December 31, 2011, the Company’s principal sources of liquidity were cash and cash equivalents of $3.2 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next twelve months following December 31, 2011, nor does the Company anticipate its product sales during the remainder of fiscal year 2012 and fiscal year 2013 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

During the nine month period ended December 31, 2011, the Company sold approximately 11.1 million shares of its common stock through the At Market Issuance Sales Agreement (the "Wm. Smith Agreement") with Wm. Smith & Co., as sales agent, for net proceeds of approximately $12.3 million. The shares sold under the Wm. Smith Agreement were registered under a Form S-3 Registration Statement filed with the SEC, which was declared effective on January 21, 2011.  On May 25, 2011, Berg & Berg loaned $2.0 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note was payable on August 15, 2011 and bore interest at a rate of 3.5% per annum. On August 15, 2011, that loan, plus accrued interest of $15,917 was surrendered by Berg & Berg in exchange for 1,832,653 shares of the Company’s common stock. On October 25, 2011, Berg & Berg loaned $2,000,000 to the Company. The promissory note was payable on January 15, 2012 and bore interest at 3.5% per annum. On January 13, 2012, the promissory note, plus accrued interest of $15,726, was surrendered by Berg & Berg in exchange for 2,078,068 shares of the Company’s common stock. The managing member of Berg & Berg is Carl E. Berg, who is the Chairman of the Company’s Board of Directors and the principal stockholder of the Company.

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

Revenue Recognition:

The Company generates revenues from sales of products including batteries and battery systems. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or the transfer of title and risk of loss has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, the Company relies upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time, the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the later of the date the related revenue is recognized or at the time the rebate or sales incentive is offered.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Shares reserved for conversion of Series C-1 and Series C-2 preferred stock	3,628,634	3,628,634	3,628,634	3,628,634
Common stock options reserved	8,682,138	7,982,743	8,682,138	7,982,743
Warrants to purchase common stock	215,000	115,000	215,000	115,000
Total	12,525,772	11,726,377	12,525,772	11,726,377

The number of shares listed above as reserved upon conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible into shares of the Company’s stock at the election of the Company, subject to certain limitations.  At December 31, 2011, up to approximately $1.1 million in accrued dividends would be convertible into 1,099,057 shares of common stock, at a price of $0.98 per share based on the closing sales price of the Company's common stock as quoted on the NASDAQ Capital Market on December 31, 2011.

4.            IMPAIRMENT CHARGE:

           In the nine month periods ended December 31, 2011 and December 31, 2010,  the Company recorded impairment charges for idle production equipment in its China production facilities of $0.3 million and less than $0.1 million, respectively.

5.            INVENTORY:

Inventory consisted of the following (in thousands) at:

	December 31, 2011	March 31, 2011
Raw materials	$1,941	$2,962
Work in process	4,755	6,282
Finished goods	13,772	3,247
Total inventory	$20,468	$12,491

Included in inventory at December 31, 2011 and March 31, 2011 were valuation allowances of $2.5 million and $1.3 million, respectively, to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at December 31, 2011 and March 31, 2011.

6.            PREPAID AND OTHER CURRENT ASSETS:

Prepaids and other current assets consisted of the following (in thousands) at:

	December 31, 2011	March 31, 2011
Other receivables	$459	$904
Deposits	967	733
Prepaid insurance	621	46
Other prepaid expenses	233	978
Total prepaids and other current assets	$2,280	$2,661

7.            PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment, consisted of the following (in thousands) at:

	December 31, 2011	March 31, 2011
Leasehold improvements	$1,040	$992
Machinery and equipment	8,594	7,768
Office and computer equipment	2,386	2,324
Construction in progress	35	104
Property, plant and equipment, gross	12,055	11,188
Less: accumulated depreciation	(6,878)	(6,000)
Less: accumulated impairment charges	(1,343)	(996)
Total property, plant and equipment, net	$3,834	$4,192

Depreciation expense was approximately $0.3 million for each of the three month periods ended December 31, 2011 and December 31, 2010, and $0.8 million for each of the nine month periods ended December 31, 2011 and December 31, 2010.

8.            ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	December 31, 2011	March 31, 2011
Accrued compensation	$721	$1,217
Professional services	214	222
Warranty reserve	1,156	1,653
Inventory received, not invoiced	474	893
Accrued dividends on preferred stock	1,077	947
Other accrued expenses	916	1,131
Total accrued expenses	$4,558	$6,063

9.            DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	December 31, 2011	March 31, 2011
Short term debt	$3,000	$11,000
Less: unaccreted debt discount	(47)	(314)
Short-term debt, net of debt discount	$2,953	$10,686

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Company's Board of Directors and the Company's principal shareholder. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at December 31, 2011, and the interest payable on the loan was at a rate of 6.75% at December 31, 2011. As of December 31, 2011, a total of $17.0 million in principal payments have been made on the 2005 Loan.

 In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”) each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through December 31, 2011, a total of approximately $2.8 million has been accreted and included as interest expense. Interest payments on the 2005 Loan are currently being paid on a monthly basis.

The 2005 Loan has been amended several times since its origination, most recently on December 22, 2011 when the Company entered into an Amendment No. 4 to Loan and Security Agreement and Other Loan Documents (the “Amendment No. 4”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg, to amend the Loan and Security Agreement dated as of July 13, 2005 (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg. Amendment No. 4 extended the maturity date of the three remaining principal payments of $1 million each (due in December 2011, January 2012 and February 2012) such that $1.5 million will be due on March 10, 2012 and the final $1.5 million will be due on April 10, 2012 (“New Maturity Dates”). The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Dates.

In connection with the Loan, the Company had previously issued to iStar two Warrants to Purchase Common Stock of Valence Technology, Inc. (the “Warrants”), pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $1.45 per share and  up to 115,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share on or before January 11, 2014 and March 30, 2013, respectively.   Under the terms in Amendment No. 4, the exercise periods of the two warrants that iStar or its affiliates hold have each been extended for one year to January 11, 2015 and March 30, 2014, respectively.

10.          SHORT AND LONG TERM DEBT TO STOCKHOLDER:

Short-term debt to stockholder consisted of the following (in thousands) at:

	December 31, 2011	March 31, 2011
Short-term debt to stockholder	$2,000	$—

On October 25, 2011, Berg & Berg loaned $2,000,000 to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note was payable on January 15, 2012 and bears interest at a rate of 3.5% per annum. On January 13, 2012, the promissory note plus accrued interest of $15,726, was surrendered by Berg & Berg in exchange for 2,078,068 shares of the Company’s common stock.

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	December 31, 2011	March 31, 2011
2001 Loan	$20,000	20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(43)	(61)
Long-term debt to stockholder, net of debt discount	$34,907	34,889

In October 2001, the Company entered into a loan agreement (“2001 Loan”) with Berg & Berg. Under the terms of the agreement, Berg & Berg agreed to advance the Company funds of up to $20.0 million between the date of the agreement and September 30, 2003. Interest on the 2001 Loan accrues at 8.0% per annum, payable from time to time. The maturity date of the 2001 Loan has been extended multiple times, most recently on July 27, 2011, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2012 to September 30, 2015. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the consolidated balance sheet.

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. Through December 31, 2011, a total of $5.1 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ended December 31, 2011 and December 31, 2010 was $0.4 million. The amount charged to interest expense on the outstanding balance of the loan for each of the nine month periods ended December 31, 2011 and December 31, 2010 was $1.2 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $16.0 million and $14.8 million as of December 31, 2011 and March 31, 2011, respectively.

 In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at December 31, 2011). The maturity date of the 1998 Loan has been extended multiple times, most recently on July 27, 2011, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2012 to September 30, 2015. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ended December 31, 2011 and 2010 was $0.3 million. The amount charged to interest expense on the outstanding balance of the loan for each of the nine month periods ended December 31, 2011 and December 31, 2010 was $1.0 million.  Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the consolidated balance sheet. The accrued interest amounts for the 1998 Loan were $16.6 million and $15.5 million as of December 31, 2011 and March 31, 2011, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

11.          COMMITMENTS AND CONTINGENCIES:

Warranties:

The Company has established a warranty reserve in relation to the sale of its U-Charge® Power Systems, custom packs, and other large-format power systems. The total warranty liability was $1.2 million and $1.7 million as of December 31, 2011 and March 31, 2011, respectively.

Litigation:

On January 31, 2007, the Company filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of Valence Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, the Company filed an amended claim alleging additional infringement of the Company’s Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010. On February 17, 2011, the Canadian Court ruled in the Company’s favor, finding that Phostech infringed Valence’s ‘115 Patent. The ‘918 Patent was held invalid. The ‘366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the ‘366 Patent. An immediate injunction was imposed by the Trial Court on Phostech. Phostech twice appealed the imposition of the injunction and on the second appeal, the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech. The Appeal was heard on June 6, 2011. The Appellate Court denied the Appeal and affirmed the Trial Court Decision. The affirmation of the Trial Court’s decision permits the Company to seek monetary damages, reasonable attorney fees, costs and reinstated the injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes the valid Valence Canadian Patent 2,395,115. On October 7, 2011, the Company received a payment from Phostech of $532,388 for attorney's fees incurred by the Company during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. This payment is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the nine month period ended December 31, 2011. During the three month period ended December 31, 2011, the Company received an additional $251,709 from Phostech as a partial payment of damages, and the determination of additional damages is continuing. This payment was reflected in interest and other income in the condensed consolidated statement of operations and comprehensive loss during the three and nine month periods ended December 31, 2011.

            On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations. On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that the cathode technology utilized in all of the Company’s commercial products, infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint. A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010. The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010. On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012. The case is now in the discovery phase.

On October 4, 2011, the Company was served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B). Hydro-Quebec seeks injunctive relief and monetary damages. The Complaint alleges the Company is infringing five US Patents of the University of Texas. The five US Patents are all related to and continuations of the original UT Patent of Goodenough that has been asserted in the above-noted litigation in the Austin, Texas Federal District Court. The Company intends to vigorously defend against the allegations in the complaint and has filed a Motion to Transfer the Case to the Western District of Texas in Austin, Texas.

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005, which was $1.98 per share, and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005, which was $2.96 per share. Berg & Berg has agreed to allow dividends to accrue on the preferred stock.  At December 31, 2011 and March 31, 2011, $1.1 million and $0.9 million in preferred stock dividends had accrued, respectively.

13.          SHARE-BASED COMPENSATION:

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of December 31, 2011, a total of 28,900 shares had been issued and are outstanding under this plan, and no shares were available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The plan terminated in January 2010, and as of December 31, 2011, a total of 2,694,903 shares had been issued and are outstanding under this plan, and no shares were available to be granted under this plan.

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

In the nine month period ended December 31, 2011 the Compensation Committee granted 222,220 performance based restricted stock units ("RSUs") to a certain executive. This award has performance based vesting conditions, which are based on the Company obtaining certain quarterly revenue targets in order for pre-specified amounts of the stock units to vest. The minimum performance targets for the three month periods ended September 30, 2011 and December 31, 2011 were not met and 111,110 RSUs expired. As of December 31, 2011, a total of 111,110 RSUs remain outstanding and subject to vesting if the pre-specified performance targets are achieved in the upcoming quarters.

In the nine month period ended December 31, 2011, the Compensation Committee granted stock appreciation rights ("SARs") to certain China employees. These SARs vest in equal annual installments over a five year service period, and they entitle the recipient to receive a cash settlement equal to any increase in the Company's stock price, as quoted on the NASDAQ Capital Market. A total of 84,600 SARs were granted during the nine month period ended December 31, 2011, and 84,600 SARs remain outstanding as of December 31, 2011.

In the nine month period ended December 31, 2011, a total of 41,665 stock options were exercised for net proceeds of $32,498. In the nine month period ended December 31, 2011, the Company granted 1,226,470 stock options and RSUs under the 2009 Plan, and as of December 31, 2011, 2,345,285 total stock options and RSUs are outstanding and 2,113,050 shares remain available for grant under the 2009 Plan.

Share-based compensation expense included in cost of sales and operating expenses is as follows for the three and nine month periods ended (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of sales	$19	$3	$49	$14
Research and product development	23	39	62	142
Sales and marketing	25	18	83	63
General and administrative	65	149	322	431
Total share-based compensation expense	$132	$209	$516	$650

14.          RELATED PARTY TRANSACTIONS:

On December 22, 2011, the Company entered into an Amendment No. 4 with iStar and Carl Berg to amend the Original Loan Agreement among the Company, iStar and Mr. Berg. Amendment No. 4 extended the maturity date of the three remaining principal payments of $1 million each (due in December 2011, January 2012 and February 2012) such that $1.5 million will be due on March 10, 2012 and the final $1.5 million will be due on April 10, 2012. The remainder of the principal and any other outstanding obligations under the Loan shall be payable in full on the New Maturity Dates.

In connection with the Loan, the Company had previously issued to iStar two Warrants pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $1.45 per share and  up to 115,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share on or before January 11, 2014 and March 30, 2013, respectively. Under the terms in Amendment No. 4, the exercise periods of the two warrants that iStar or its affiliates hold have each been extended for one year to January 11, 2015 and March 30, 2014, respectively.

On October 25, 2011, Berg & Berg loaned $2.0 million to the Company in exchange for a promissory note issued by the Company. The promissory note was payable on January 15, 2012, and bore interest at 3.5% per annum. On January 13, 2012, that loan, plus accrued interest of $15,726 was surrendered by Berg & Berg in exchange for 2,078,068 shares of the Company’s common stock.

On May 25, 2011, Berg & Berg loaned $2.0 million to the Company. In connection with the loan, the Company executed a promissory note in favor of Berg & Berg. The promissory note was payable on August 15, 2011 and bore interest at a rate of 3.5% per annum. On August 15, 2011, that loan, plus accrued interest of $15,917 was surrendered by Berg & Berg in exchange for 1,832,653 shares of the Company’s common stock.

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

Long-lived asset information by geographic area is as follows (in thousands):

	December 31, 2011	March 31, 2011
United States	$274	$301
Asia	3,555	3,885
Other	5	6
Total	$3,834	$4,192

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States	$4,940	$12,248	$22,115	$28,045
Europe	3,080	1,449	8,253	3,442
Other	485	57	685	490
Total	$8,505	$13,754	$31,053	$31,977

16.           SIGNIFICANT CUSTOMERS:

In the three and nine month periods ended December 31, 2011 and 2010, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Segway, Inc.	20%	21%	19%	30%
Rubbermaid Medical Solutions	16	**	15	**
PVI	16	**	12	**
Howard Medical Solutions	14	12	12	**
Smith Electric Vehicles*	—	48	16	40

*   Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** Less than 10%

A limited number of the Company’s customers have accounted for a significant portion of accounts receivable as follows at:

	December 31, 2011	March 31, 2011
Segway, Inc.	21%	11%
Rubbermaid Medical Solutions	21	12
Howard Medical Solutions	20	**
PVI	**	13
Smith Electric Vehicles*	**	44

*   Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** Less than 10%

17.          SUBSEQUENT EVENTS:

On October 25, 2011, Berg & Berg loaned $2.0 million to the Company. On January 13, 2012, that loan, plus accrued interest of $15,726 was surrendered by Berg & Berg in exchange for 2,078,068 shares of the Company’s common stock.

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

We believe that it is important to communicate our future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under “Risk Factors” in this Report, as well as any cautionary language in this Report and any of our other reports or filings, including our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances that arise after the date hereof. The results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2012 or any other period.

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

We believe our commercial growth strategy will allow us to expand into emerging market applications through the sales of Valence products based on our differentiated technology, design and application engineering capabilities, global fulfillment services and our proven lower cost, high volume manufacturing. Further, we believe Valence is well positioned to license our technology to key component and material manufacturers, such as manufacturers of lithium phosphate cells to further accelerate growth within the worldwide lithium phosphate sector.

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

At December 31, 2011, our principal sources of liquidity were cash and cash equivalents of $3.2 million. We do not expect that our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following December 31, 2011, nor do we anticipate product sales during fiscal year 2012 or fiscal year 2013 will be sufficient to cover our operating expenses. Historically, we have relied upon our management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during the next twelve months.

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

Revenue Recognition:

We generate revenues from sales of products including batteries and battery systems. Product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or transfer of title and risk of loss has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, we rely upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, we estimate a return rate percentage based upon historical experience. From time to time, we provide sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered.

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

 Results of Operations

The following table sets forth, for the periods indicated, the percentages of net sales represented by certain items reflected in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%
Gross margin	8	20	17	20
Operating expenses	27	29	42	44
Operating loss	(19)	(9)	(25)	(23)
Net loss	(28)%	(15)%	(32)%	(32)%

Revenues and Gross Margin

Revenues. Revenue totaled $8.5 million and $13.8 million for the three month periods ended December 31, 2011 and December 31, 2010, respectively. Revenues decreased by $5.3 million, or 38%, in the three month period ended December 31, 2011, compared to the three month period ended December 31, 2010. This decrease was primarily due to decreased shipments to Smith Electric Vehicles U.S. (“Smith”), and Segway Inc. (“Segway”). Revenue from Smith was zero in the three month period ended December 31, 2011 compared to $6.5 million in the three month period ended December 31, 2010. Revenue from Segway was $1.7 million in the three month period ended December 31, 2011 compared to $2.9 million in the three month period ended December 31, 2010. These decreases in revenue were partially offset by increases in revenue in the three month period ended December 31, 2011, compared to the three month period ended December 31, 2010, to PVI  and Rubbermaid Medical Solutions (“Rubbermaid”). Revenue from PVI was $1.4 million in the three month period ended December 31, 2011, compared to $0.1 million in the three month period ended December 31, 2010. Revenue from Rubbermaid was $1.3 million in the three month period ended December 31, 2011 compared to $0.5 million in the three month period ended December 31, 2010.

Revenue totaled $31.1 million and $32.0 million for the nine month periods ended December 31, 2011 and December 31, 2010, respectively. Revenues decreased by $0.9 million, or less than three percent, in the nine month period ended December 31, 2011, compared to the nine month period ended December 31, 2010. The decrease in revenues in the nine month period ended December 31, 2011, compared to the nine month period ended December 31, 2010 was primarily due to decreased revenue from Smith and Segway. Smith revenue was $5.1 million in the nine month period ended December 31, 2011 compared to $12.9 million in the nine month period ended December 31, 2010. Revenue from Segway was $5.8 million in the nine month period ended December 31, 2011 compared to $9.7 million in the nine month period ended December 31, 2010.  These decreases in revenue were offset primarily by increases in revenue in the nine month period ended December 31, 2011, compared to the nine month period ended December 31, 2010, to Rubbermaid, PVI, and BJ Technologies, a subsidiary of Beneteau S.A. ("Beneteau"). Revenue from Rubbermaid was $4.6 million in the nine month period ended December 31, 2011 compared to $0.6 million in the nine month period ended December 31, 2010. Revenue from PVI was $3.8 million in the nine month period ended December 31, 2011, compared to $0.3 million in the nine month period ended December 31, 2010.  Revenue from Beneteau was $1.2 million in the nine month period ended December 31, 2011, compared to less than $0.1 million in the nine month period ended December 31, 2010.

Sales to Segway accounted for 20% of our total product sales for the three month period ended December 31, 2011 and 21% of our total product sales for the three month period ended December 31, 2010. Sales to Howard accounted for 14% of our total product sales for the three month period ended December 31, 2011 and 12% of our total product sales for the three month period ended December 31, 2010. Sales to Rubbermaid accounted for 16% of our total product sales for the three month period ended December 31, 2011 and less than 10% of our total product sales for the three month period ended December 31, 2010. Sales to PVI accounted for 16% of our total product sales for the three month period ended December 31, 2011 and less than 10% of our total product sales for the three month period ended December 31, 2010.

Sales to Smith accounted for 16% of our total product sales for the nine month period ended December 31, 2011 and 40% of our total product sales for the nine month period ended December 31, 2010. Sales to Segway accounted for 19% of our total product sales for the nine month period ended December 31, 2011 and 30% of our total product sales for the nine month period ended December 31, 2010. Sales to Howard accounted for 12% of our total product sales for the nine month period ended December 31, 2011, and less than 10% of our total product sales for the nine month period ended December 31, 2010. Sales to Rubbermaid accounted for 15% of our total product sales for the nine month period ended December 31, 2011 and less than 10% of our total product sales for the nine month period ended December 31, 2010. Sales to PVI accounted for 12% of our total product sales for the nine month period ended December 31, 2011 and less than 10% of our total product sales for the nine month period ended December 31, 2010.

Licensing and royalty revenues were less than 10% of our reported revenues in current and prior period and are no longer disclosed separately.

Gross Margin. Gross margin was $0.7 million in the three month period ended December 31, 2011, compared to $2.8 million in the three month period ended December 31, 2010, a $2.1 million decrease. Gross margin as a percentage of revenue was 8% for the three month period ended December 31, 2011 compared to 20% for the three month period ended December 31, 2010. Gross margin was $5.3 million in the nine month period ended December 31, 2011, compared to $6.5 million in the nine month period ended December 31, 2010, a $1.2 million decrease. Gross margin as a percentage of revenue was 17% for the nine month period ended December 31, 2011, and 20% for the nine month period ended December 31, 2010. During each of the three and nine month ended December 31, 2011 and December 31, 2010, less than $0.1 million of share-based compensation was allocated to cost of goods sold.

During the three and nine month periods ended December 31, 2011 gross margin as a percentage of revenue decreased compared to the same periods in 2010. The main reason for the decrease in gross margin as a percentage of revenue in the three and nine months periods ended December 31, 2011, compared to the same periods in the previous year was due to decreased utilization of our manufacturing facilities as we decreased production levels to meet the reduced demand for our products in the fiscal year 2011 periods. This reduction in production volume resulted in less fixed manufacturing overhead costs being absorbed into inventory. The dollar decreases in gross margin in the three and nine month periods ended December 31, 2011, compared to the three and nine month periods ended December 31, 2010 were mainly attributable to the decreased revenue in the current period and the decreased utilization of our production facilities in the current periods. We expect cost of sales, as a percentage of sales, to be higher in the remainder of fiscal year 2012, compared to fiscal year 2011 due to lower expected revenue and production volumes. In addition, we expect increased pricing pressure to negatively impact our gross margins in the upcoming quarters as we compete for additional business and continue to keep the existing business we have from our current customers. We did not experience any material effect of inflation on our gross margin or operating expenses in the two most recent fiscal years.

 Operating Expenses

The following table presents the changes in operating expenses for the three and nine months ended December 31, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended				Nine Months Ended
	December 31, 2011	December 31, 2010	Change	% Change	December 31, 2011	December 31, 2010	Change	% Change
Research and product development	$812	$834	$(22)	(3)%	$2,659	$2,741	$(82)	(3)%
Sales and marketing	551	648	(97)	(15)	1,845	1,775	70	4
General and administrative	856	2,536	(1,680)	(66)	8,116	9,460	(1,344)	(14)
Impairment of long lived assets	97	1	96	9,600	314	11	303	2,755
Total operating expenses	$2,316	$4,019	$(1,703)	(42)%	$12,934	$13,987	$(1,053)	(8)%

During the three and nine month periods ended December 31, 2011, total operating expenses were 27% and 42% of revenue, respectively, compared to 29% and 44% of revenue during the same periods in the previous year. During the three month period ended December 31, 2011, compared to the three month period ended December 31, 2010, operating expenses were $1.7 million lower due to the recovery of a bad debt expense in the three month period ended December 31, 2011 related to a disputed accounts receivable balance owed by Smith totaling $1.9 million. During the nine month period ended December 31, 2011, compared to the nine month period ended December 31, 2010, operating expenses decreased $1.1 million, mainly due to decreased expenses associated with ongoing litigation concerning our intellectual property, and the  $0.5 million reimbursement of our litigation expenses associated with our lawsuit against Phostech

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development costs were $0.8 million and $2.7 million during each of the three and nine month periods ended December 31, 2011 and December 31, 2010, respectively. During each of the three and nine month periods ended December 31, 2011 and December 31, 2010, less than $0.1 million of share-based compensation was allocated to research and development expenses. We expect research and development expenses to remain relatively flat for the remainder of fiscal year 2012.

Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Sales and marketing expenses were $0.6 million and $1.8 million for each of the three and nine month periods ended December 31, 2011 and December 31, 2010, respectively. During each of the three and nine month periods ended December 31, 2011, and December 31, 2010, less than $0.1 million of share-based compensation was allocated to sales and marketing expenses. We expect sales and marketing expenses remain relatively flat for the remainder of fiscal year 2012.

General and Administrative. General and administrative expenses consist primarily of salaries, share-based compensation and other related costs for finance, human resources, facilities, accounting, information technology, legal, and corporate-related expenses. General and administrative expenses were $0.9 million and $8.1 million for the three and nine month periods ended December 31, 2011, respectively, and $2.5 million and $9.5 million for the three and nine month periods ended December 31, 2010, respectively. The $1.7 million decrease in general and administrative expenses during the three month period ended December 31, 2011, compared to the same period in the previous year, is related to a $1.9 million decrease in our bad debt expense in the 2011 period, which related to the recovery of disputed amounts owed to us by Smith and other customers. The $1.3 million decrease in general and administrative expenses in the nine month period ended December 31, 2011 compared to the same period in the previous year, is related to a decrease in expenses associated with litigation involving our intellectual property, in addition to a $0.5 million reimbursement of our litigation expenses associated with our lawsuit against Phostech, partially offset by higher bad debt expense in the nine month period ended December 31, 2011 compared to the nine month period December 31, 2010. During the three and nine month periods ended December 31, 2011, $0.1 million and $0.3 million of share-based compensation was allocated to general and administrative expenses, respectively, compared to $0.1 million and $0.4 million in the three and nine month periods ended December 31, 2010, respectively.

Impairment of Long Lived Assets. In the three and nine month periods ended December 31, 2011, the impairment expense for long lived assets was $0.1 million and $0.3 million, respectively. These impairments related to manufacturing equipment in our China production facilities which were deemed unusable due to changes in our manufacturing processes or due to the replacement of certain manufacturing equipment with newer equipment.

Liquidity and Capital Resources

Liquidity

At December 31, 2011, our principal source of liquidity was cash and cash equivalents of $3.2 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following December 31, 2011, nor do we anticipate that product sales during the remainder of fiscal year 2012 or fiscal year 2013 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our product sales are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

On February 22, 2008, we entered into an At Market Issuance Sales Agreement (the “Wm. Smith Agreement”) with Wm. Smith & Co., as sales agent (the “Sales Agent”), which has been amended several times, most recently on June 17, 2011, pursuant to Amendment No. 4 to At Market Issuance Sales Agreement (the “Amendment”), under which we may issue and sell up to 30,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the Wm. Smith Agreement will be 6.0% of the gross proceeds of the sales price per share.  During the nine months ended December 31, 2011, we sold 11.1 million shares for net proceeds of $12.3 million under the Wm. Smith Agreement. As of December 31, 2011, we had sold a total of 24.6 million shares under this arrangement for aggregate gross proceeds of $42.2 million. As of December 31, 2011, 5.4 million shares of common stock remain available for issuance and sale under the Wm. Smith Agreement.  The Wm. Smith Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

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

The following table summarizes our statement of cash flows for the nine month periods ended December 31, 2011 and 2010 (in thousands):

	Nine Months Ended December 31,
	2011	2010
Net cash flows provided by (used in):
Operating activities	$(7,524)	$(15,024)
Investing activities	(606)	(241)
Financing activities	8,360	15,772
Effect of foreign exchange rates	65	60
Net increase in cash and cash equivalents	$295	$567

Our use of cash from operations for the nine month period ended December 31, 2011 was $7.5 million, compared to $15.0 million for the nine month period ended December 31, 2010. Our cash used for operating activities for the nine month period ended December 31, 2011 decreased by $7.5 million compared to the nine month period ended December 31, 2010, primarily due to an increase in cash from trade receivables in the nine month period ended December 31, 2011, compared to the nine month period ended December 31, 2010, partially offset by a decrease in cash from accounts payable in the nine month period ended December 31, 2011, compared to the nine month period ended December 31, 2010.

In the nine month periods ended December 31, 2011 and December 31, 2010, we used $0.6 million and $0.2 million, respectively, for investing activities. These expenditures primarily relate to the purchases of fixed assets in our U.S. and China facilities.

We obtained cash from financing activities in the amounts of $8.4 million and $15.8 million during the nine month periods ended December 31, 2011 and 2010, respectively. In the nine month period ended December 31, 2011, we sold approximately 11.1 million shares of our common stock with proceeds net of commissions totaling $12.3 million under the At Market Issuance Sales Agreement discussed in more detail above. In the nine month period ended December 31, 2010, we sold approximately 1.0 million shares with proceeds net of commissions of $1.3 million under the At Market Issuance Sales Agreement. In addition, we sold 3.3 million shares under a Common Stock Purchase agreement dated October 14, 2009 to Seaside 88, LP,  with gross proceeds of $3.0 million, in the nine month period ended December 31, 2010. During the nine month period ended December 31, 2011, Berg & Berg loaned us $4.0 million in two separate transactions in exchange for  promissory notes. On May 25, 2011, Berg & Berg loaned us $2.0 million in exchange for a promissory note payable on August 15, 2011. On August 15, 2011, Berg & Berg surrendered this promissory note in exchange for a total of  1,832,653 shares of our common stock. The total purchase price of the shares was the surrender of promissory note dated May 25, 2011, and accrued interest of $15,917, for a total purchase price of $2,015,917. On October 24, 2011, Berg & Berg loaned us $2.0 million in exchange for a promissory note payable on January 15, 2012 which bore interest at 3.5% per annum. During the nine month period ended December 31, 2010, Berg & Berg purchased a total of 9,170,959 shares of our common stock for cash at a price per share ranging from $0.76 to $1.04, for an aggregate purchase price of $7,508,390.

We used $8.0 million and $6.0 million in cash in the nine month periods ended December 31, 2011, and December 31, 2010, respectively, to make scheduled monthly principal payments on our loan to iStar.

Capital Commitments and Debt

At December 31, 2011 we had no significant commitments for capital expenditures for the next 12 months.

Our cash obligations for short-term and long-term debt and interest, gross of unaccreted discount, consisted of the following (in thousands):

December 31, 2011
Short-term debt	$3,000
Short-term debt to stockholder*	2,000
Long term interest payable to stockholder	32,586
Long-term debt to stockholder	34,950
Total	$72,536

* Converted to shares of common stock on January 13, 2012.

Repayment obligations of short-term and long-term debt principal, by fiscal year, as of December 31, 2011 are (in thousands):

		Fiscal Year
	Total	2012	2013	2014	2015	2016 and thereafter
Short-term principal repayment	$3,000	$1,500	$1,500	$—	$—	$—
Short-term principal repayment to stockholder*	2,000	2,000	—	—	—	—
Long-term principal repayment to stockholder	34,950	—	—	—	—	34,950
Total	$39,950	$3,500	$1,500	$—	$—	$34,950

* Converted to shares of common stock on January 13, 2012.

Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of December 31, 2011, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Short-term debt to stockholder*	$2,000	$2,000	$—	$—	$—
Short-term debt, net of discount	2,953	2,953	—	—	—
Long-term debt to stockholder, net of discount	34,907	—	—	34,907	—
Long-term interest payable to stockholder	32,599	13	—	32,586	—
Operating lease obligations	1,506	839	667	—	—
Purchase obligations	12,407	12,407	—	—	—
Total	$86,372	$18,212	$667	$67,493	$—

* Converted to shares of common stock on January 13, 2012.

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

Interest Rate Risk.  Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement we entered into on July 13, 2005 with iStar with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at December 31, 2011). The current loan balance as of December 31, 2011 was $3.0 million, plus accrued interest.

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at December 31, 2011 (in thousands):

		Expected Maturity Dates by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Fixed rate debt	$22,000	$2,000	$—	$—	$—	$20,000	$—
Variable rate debt	$17,950	$1,500	$1,500	$—	$—	$14,950	$—

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2011.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of our  Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, we filed an amended claim alleging additional infringement of our Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010. On February 17, 2011, the Canadian Court ruled in our favor, finding that Phostech infringed our ‘115 Patent. The ‘918 Patent was held invalid. The ‘366 Patent was not held invalid, but no decision was rendered with respect to the infringement of the ‘366 Patent. An immediate injunction was imposed by the Trial Court on Phostech. Phostech twice appealed the imposition of the injunction and on the second appeal, the injunction was stayed by the Appellate Court, provided an expedited appeal would be undertaken and a bond posted by Phostech. The Appeal was heard on June 6, 2011. The Appellate Court denied the Appeal and affirmed the Trial Court Decision. The affirmation of the Trial Court’s decision permits us to seek monetary damages, reasonable attorney fees, costs and reinstated the injunction to stop Phostech from manufacturing, using and selling phosphate cathode material that infringes our valid Canadian Patent 2,395,115. On October 7, 2011, we received a payment from Phostech of $532,388 for attorney's fees incurred by us during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. This payment is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during the nine month period ended December 31, 2011. During the three month period ended December 31, 2011, we received an additional $251,709 from Phostech as a partial payment of damages, and the determination of additional damages is continuing. This payment was reflected in interest and other income in our condensed consolidated statement of operations and comprehensive loss during the three and nine month periods ended December 31, 2011.

            On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations. On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that the cathode technology utilized in all of our commercial products infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec seeks injunctive relief and monetary damages. We have filed a response denying the allegations in the second amended complaint. A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010. The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010. On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012. The case is now in the discovery phase.

On October 4, 2011, we were served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B). Hydro-Quebec seeks injunctive relief and monetary damages. The Complaint alleges that we are infringing five US Patents of the University of Texas. The five US Patents are all related to and continuations of the original UT Patent of Goodenough that has been asserted in the above-noted litigation in the Austin, Texas Federal District Court. We intend to vigorously defend against the allegations in the complaint and has filed a Motion to Transfer the Case to the Western District of Texas in Austin, Texas.

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

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2011, Smith Electric Vehicles ("Smith") and Segway Inc. contributed 42% and 24% of our revenues, respectively. During the three month period ended December 31, 2011, Segway, Howard Medical Solutions, Rubbermaid Medical Solutions, and PVI and represented 20%, 14%, 16% and 16% of our revenues, respectively. In the three months ended December 31, 2011 Smith contributed zero percent of our revenues. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues although the identity of our key customers may change from period to period. We do not have long-term agreements with any of our key customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

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

We are not currently in compliance with the continued listing requirements of the NASDAQ Capital Market and our common stock could be de-listed if we do not regain compliance within the required time period.

On December 13, 2011, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). We have been provided 180 calendar days, or until June 11, 2012, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 or higher for a minimum of 10 consecutive business days within the stated 180-day period. If we are not in compliance by June 11, 2012, we may be afforded a second 180 calendar day grace period if we meet the NASDAQ Capital Market initial listing criteria (except for the minimum bid price requirement), as set forth in Listing Rule 5810(c)(3)(A). If we otherwise meet the initial listing criteria, NASDAQ will notify us that we have been granted such additional 180 calendar day compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, our common stock will be subject to delisting from the NASDAQ Capital Market. We would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. Since December 13, 2011, our closing stock price has been both above and below $1.00 per share and we have not yet regained compliance with the NASDAQ listing requirement. Given the volatility of our stock and trends in the stock market in general, there can be no assurance that we will regain compliance with the NASDAQ listing requirement. If we are not able to regain compliance, our stock could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

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

4.2	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock of the Registrant	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.3	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock of the Registrant	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.4	Warrant to Purchase Common Stock, issued March 30, 2010 to iStar Tara LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

4.5	Warrant to Purchase Common Stock, issued January 11, 2011 to iStar Tara LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

4.6	First Amendment to Warrant to Purchase Common Stock, issued March 30, 2010 to iStar Tara LLC, dated December 9, 2011.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 22, 2011, filed with the Securities and Exchange Commission on December 23, 2011.

4.7	First Amendment to Warrant to Purchase Common Stock, issued January 11, 2011 to iStar Tara LLC, dated December 9, 2011.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 22, 2011, filed with the Securities and Exchange Commission on December 23, 2011.

Number		Description of Exhibit	Method of Filing

10.1		Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated July 17, 1990	Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

10.2		Amendment No. 1 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated March 15, 1991 (subsequently transferred to Berg & Berg Enterprises, LLC)	Incorporated by reference to the exhibit so described in the Registrant’s Form S-1 Registration Statement (Registration No. 33-46765), as amended, filed with the Securities and Exchange Commission on March 27, 1992.

10.3		Amendment No. 2 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated March 24, 1992 (subsequently transferred to Berg & Berg Enterprises, LLC)
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

10.31		Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.32		At Market Issuance Sales Agreement, dated February 22, 2008, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.33		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated June 12, 2008 (Amendment No. 5 to October 5, 2001 Loan Agreement and Amendment No. 13 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.34	*	Employment Letter Agreement dated October 30, 2008, by and between Valence Technology Inc., and Koon Cheng Lim	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.35	*	2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.36	*	Notice of Grant of Stock Option and Stock Option Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

Number		Description of Exhibit	Method of Filing

10.37	*	Notice of Automatic Grant of Stock Option (Non-Employee Director) under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.38	*	Notice of Grant of Restricted Stock and Restricted Stock Issuance Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.39	*	Addendum to Stock Option Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.40	*	Addendum to Restricted Stock Issuance Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011

10.41		Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.42		Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

10.43
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

10.44	*	Employment Letter Agreement by and between the Registrant and Randall J. Adleman	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.45		Letter Agreement, dated February 22, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.46		Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

10.47		Amendment No. 2 to At Market Issuance Sales Agreement, dated December 30, 2010, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

10.48		Amendment No. 3 to Loan and Security Agreement and Other Loan Documents dated January 11, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

Number	Description of Exhibit	Method of Filing

10.49	Letter Agreement, dated August 26, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 26, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

10.50	Letter Agreement, dated September 28, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

10.51	Letter Agreement, dated December 3, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.52	Letter Agreement, dated August 15, 2011, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 15, 2011, filed with the Securities and Exchange Commission on August 16, 2011.

10.53	Amendment No. 4 to Loan and Security Agreement and Other Loan Documents dated December 22, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 22, 2011, filed with the Securities and Exchange Commission on December 23, 2011.

10.54	Amendment No. 3 to At Market Issuance Sales Agreement, dated January 22, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 22, 2011, filed with the Securities and Exchange Commission on January 24, 2011.

10.55	Amendment No. 4 to At Market Issuance Sales Agreement, dated June 17, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 17, 2011, filed with the Securities and Exchange Commission on June 20, 2011.

10.56
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

10.57	Letter Agreement, dated January 13, 2012, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated January 13, 2012, filed with the Securities Exchange Commission on January 18, 2012.

10.58	* Performance Based Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated September 15, 2011, filed with the Securities Exchange Commission on September 21, 2011.

10.59	* Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant's Current Report on Form 8-K, dated September 15, 2011, filed with the Securities Exchange Commission on September 21, 2011.

Number		Description of Exhibit	Method of Filing

31.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation

101.DEF		XBRL Taxonomy Extension Definition

101.LAB		XBRL Taxonomy Extension Label

101.PRE		XBRL Taxonomy Extension Presentation

	*	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

	**	Confidential treatment has been requested for portions of this exhibit and the confidential portions have been redacted and omitted from this filing, and the redacted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: February 8, 2012	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

Date: February 8, 2012	By:	/s/ Donald E. Gottschalk
Donald E. Gottschalk Acting Chief Financial Officer