Form 10-K
period 2012-03-31
VALENCE TECHNOLOGY INC
filed 2012-05-23
CIK 885551

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-20028

VALENCE TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0214673
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12303 TECHNOLOGY BOULEVARD, SUITE 950
AUSTIN, TEXAS	78727
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 527-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common stock, $.001 par value	The NASDAQ Stock Market, LLC
(NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:
None

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates was $85,745,646 as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter and based upon the closing  price of the Registrant’s common stock on the NASDAQ Capital Market on such date. This calculation excludes 80,420,846 shares of common stock held by directors, officers and holders of 5% or more of Registrant’s outstanding common stock and such exclusion of shares held by any such person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

The number of shares outstanding of the Registrant’s common stock as of April 30, 2012, was 169,976,618.

Documents Incorporated by Reference
Document	Part of Form 10-K
Proxy Statement for the FY 2012 Annual Meeting of Stockholders	III

VALENCE TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, Form 10-K or this Report, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 27A of the Securities Act of 1933, as amended (the "Securities Act").

The words “may,” “will,” “expect,” “intend,” “estimate,” “continue,” “anticipate,” “project,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of Valence Technology, Inc., to which we refer in this Report as “Valence,” the “Company,” “we” or “us,” with respect to, among other things:

·	trends affecting our financial condition or results of operations;
·	our product development strategies;
·	trends affecting our manufacturing capabilities;
·	trends affecting the commercial acceptability of our products; and
·	our business and growth strategies.

You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in such forward looking statements in this Report and the documents incorporated herein by reference. Factors that could cause our actual results to differ materially from our forward looking statements include those discussed under “Risk Factors,” which include, but are not limited to, the following:

·	our ability to develop and market products that compete effectively in our targeted market segments;
·	market acceptance of our current and future products;
·	our ability to meet customer demand;
·	our ability to obtain sufficient funding to continue to pursue our business plan;
·	our ability to perform our obligations under our loan agreements;
·	a loss of one or more of our key customers, or a reduction in orders from such customers;
·	our ability to implement a long-term business strategy that will be profitable or generate sufficient cash flow;
·	the ability of our vendors to provide conforming materials for our products on a timely basis;
·	the loss of any of our key executive officers;
·	our ability to manage our foreign manufacturing and development operations;
·	international business risks;
·	our ability to attract skilled personnel;
·	our ability to protect and enforce our current and future intellectual property;
·	our need for additional financing; and
·	future economic, business and regulatory conditions.

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

PART I

ITEM 1. BUSINESS

We were founded in 1989 and develop, manufacture and sell advanced energy storage systems utilizing our proprietary phosphate-based lithium-ion technology. Our mission is to promote the wide adoption of high-performance, safe, environmentally friendly energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available we utilize the numerous benefits of our latest energy storage technology, worldwide intellectual property portfolio and extensive experience of our management team. We are a global leader in the development of patented lithium iron magnesium phosphate advanced energy storage systems. We have redefined lithium battery technology and performance by marketing the industry’s first safe, reliable and rechargeable lithium iron magnesium phosphate battery for diverse applications, with special emphasis on motive, back-up power, industrial/medical, and marine markets.

 Valence is a diverse, vertically aligned company. From our patented cathode materials to our standard family of scalable U-Charge® systems and customs systems designed for specific applications, we offer commercially proven solutions with worldwide application and engineering services to serve our customers. For many applications our scalable U-Charge® systems, complete with programmable Battery Management Systems (“BMS”), are the logical choice to avoid the expense and long development cycles of custom systems. However, when a custom system is required, Valence has the technology, tools and experience to fulfill our customers’ requirements.

 We believe that the improved features and functionality of our lithium iron magnesium phosphate energy storage systems are well suited for motive, back-up power, industrial/medical, marine, and other applications that require the safety and long life of Valence products and help assure our customers realize a positive return on their investment.

Following years of commercial use, we believe our experience is paving the way for the lower cost and higher performance solutions that will enhance the many different applications that use our products.

Markets

We are shipping commercial lithium phosphate energy storage solutions into the following four key market sectors that we believe will benefit most from the performance, long life and safety advantages of our products:

Motive
We are enabling efficient transportation solutions from all-electric and hybrid personal transporters to commercial fleet delivery vehicles and mass transit buses.  These quiet, powerful, low to zero-emission vehicles need portable power solutions to operate efficiently. Our patented Lithium Iron Magnesium Phosphate Energy Storage Systems offer enhanced performance, safety, reliability and environmentally friendly characteristics and lower lifetime cost. We are working with a global customer base to deliver motive solutions for hybrid electric vehicles (“HEV”), plug-in hybrid electric vehicles (“PHEV”), electric vehicles (“EV”), and neighborhood electric vehicles (“NEV”) including car, bus, truck, and scooter applications.

Back-Up Power
Our U-Charge® family of systems is well suited to replace lead acid in back-up power applications.  The long-life, safety and performance of our products not only offer significant advantages to lead acid solutions but also offer lower cost over the lifetime of the product. In addition, our U-Charge® systems do not require customer maintenance which is a significant savings for our customers.

Industrial/Medical
The industrial and medical market sector includes applications where the majority of the battery’s energy is used in cleaning and lifting, powering or handling goods or materials, rather than propelling the application. These applications include floor cleaners, forklifts, medical carts, defibrillators, wheelchairs, robotics and other industrial tools.

Marine
The Marine market sector includes applications such as hybrid yachts, ocean going tug boats, and other private and commercial vessels. Harbors are one of the most polluted areas in the world in terms of water, air and noise. Our products enable yachts to enter and exit harbors in an all-electric, non-polluting mode.

 Strategy

Our business plan and strategy focuses on the generation of revenue from sales of advanced energy storage systems, while controlling costs through partnerships with contract manufacturers and internal manufacturing efforts through our two wholly-owned subsidiaries in Suzhou, China. We expect to develop target markets through the sales of our scalable U-Charge® and custom energy storage systems, complete with our programmable BMS. In addition, as alternative energy sectors mature we expect to pursue licensing or other alliance opportunities to expand our presence in the lithium phosphate sector.

Key elements of our business strategy include:

·
Develop and market differentiated battery solutions for a wide array of applications that leverage the advantages of our technologies. We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into customer applications and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. Our product development and marketing efforts are focused on large-format battery solutions, such as our scalable U-Charge® systems, and custom energy storage systems such as the next generation London hybrid double deck bus manufactured by Wrightbus. Our products are positioned to fulfill the needs of a wide variety of applications as alternative energy devices enter commercial markets.

·
Manufacture high-quality, cost-competitive products using a combination of owned facilities and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants: one manufactures our advanced lithium iron magnesium phosphate materials with our patented carbon-thermal reduction process, and the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs for customers such as Segway Inc. (“Segway”) and Electric Vehicles International (" EVI ") which supplies electric delivery vans to United Parcel Service and others. We have arrangements with contract manufacturers for cylindrical cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in phases. We have moved beyond Phase 1 and are now in Phase 2:

·
Phase 1: Our original business strategy was focused on developing applications that delivered improved energy storage solutions to address the desired performance goals of end users. We utilized our mature technology, the intellectual property developed during the 23 year life of Valence, and critical “on-the-road”, “on-line” experience to expand our commercial opportunities. Our scalable U-Charge® Systems are designed for a broad base of motive, back-up power, industrial/medical, marine and other  applications offering improved performance, safety, long life, lower lifetime cost and no maintenance. During this phase, we achieved word-of-mouth recommendations from our early customers who enjoyed the superior performance, reliability and lower cost of our energy storage systems and our global fulfillment and engineering support.

·
Phase 2: We are now developing key customers in our target motive, back-up power, industrial/medical and marine markets that have experienced first-hand the superior performance, reliability and lower cost of our energy storage systems. As more customers deploy our solutions, we believe our business will expand in North America, Europe and Asia as market adoption of our products becomes a competitive requirement.

We believe our commercial growth strategy will allow us to expand into emerging market applications through the sales of Valence products based on our differentiated technology, design and application engineering capabilities, global fulfillment services and our proven lower cost, high volume manufacturing. Further, we believe Valence is well positioned to form commercial joint ventures and license our technology to key component and material manufacturers and end-product manufacturers that produce commercial vehicles and other advanced energy devices.

We believe we are well positioned for growth due to the following:

·
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

·
New Market Opportunities. Our technology enables the production of high energy density, large-format batteries while reducing the safety concerns recently experienced by some customers of vehicles powered by oxide-based lithium-ion batteries. Consequently, our lithium phosphate technology energy and power systems can be designed into a wide variety of products and markets. In 2007 we concluded that it would be difficult to predict which markets or devices would adopt lithium solutions early and which markets or devices would follow later. Also, standards had not yet developed in the lithium sector. Based on what we knew of commercial fleet needs compared to our capabilities, we choose to pursue fleets aggressively. We felt fleets would serve as a proving ground of our technology and business economics. We believe this approach has served us well and prepared us to pursue additional opportunities as they materialize.

·
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

·
Lithium Phosphate-Based Technology. We developed and commercialized the first lithium phosphate energy power systems with our lithium iron magnesium phosphate technology that we continue to improve. We have two following generations of cathode materials in our proprietary Lithium Vanadium Phosphate and Lithium Vanadium Fluorophosphates cathode applications, both positioned to advance lithium phosphate cathode applications to the next level of applications and use.

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

Fiscal Year 2012 Highlights

Following are some of our key events and accomplishments in pursuit of our strategy during the 2012 fiscal year:

·   Compared to fiscal year 2011, we experienced revenue growth outside of our two largest fiscal year 2011 customers of 93%. In fiscal year 2011, these two customers, for fiscal year 2011 accounted for over 66% of our total revenue.  Revenue from these two largest customers for fiscal year 2011 was $30.3 million and $14.6 million in fiscal year 2012, whereas revenue from all other customers was $15.6 million in fiscal year 2011 and $29.8 million in fiscal year 2012.
·   We successfully introduced a lead acid battery replacement solution within the industrial/medical sector, helping lead a quick transformation within the field with customers that demand long cycle life as well as a competitive return on investment.
·   We were awarded 5 new patents in the U.S. and 20 worldwide

Evolution of our Battery Technology

Continuing Development of Valence Lithium Phosphate Technology & Systems

Since 2002, when we successfully introduced our first generation Lithium Iron Magnesium Phosphate material, to our current commercial scalable U-Charge® systems and custom systems, we continue to refine our current lithium iron magnesium phosphate technology and develop two next-generation lithium phosphate cathode materials: Lithium Vanadium Phosphate and Lithium Vanadium Fluorophosphate. These materials are not only intended to augment our current commercial lithium iron magnesium phosphate, but also offer improved performance with additional energy storage and higher voltage capabilities for the motive, stationary power, consumer appliance, telecommunication, utility and other industries.

We are committed to the improvement of our technologies, our energy storage systems, integration of our energy storage systems into our customer applications, and further development of worldwide suppliers to serve the rapidly expanding lithium phosphate sector. We continue to improve our scalable U-Charge® systems and custom systems. We continue to improve our programmable BMS, which provides improved control of our battery systems through better battery protection, and enhanced performance data reporting, including reporting information to a remote command center or monitoring center. We feel these unique characteristics of our BMS are an improvement over other rechargeable battery pack systems. Our BMS also reduces the level of effort and technical risk required to develop customized hardware and software for new product designs, thus reducing the development cycle time and expense.

We offer worldwide customer application engineering support to assure that first system installations satisfy our customers’ requirements. During fiscal year 2012, we improved the performance and capabilities of our fulfillment centers in the US and Europe where our U-Charge® systems are stocked for immediate delivery.

 Lithium Iron Magnesium Phosphate Energy Storage Systems

 Lithium-ion cobalt-oxide technology was originally developed to meet consumer demand for high-energy, small battery solutions to power portable electronic devices. Lithium-ion cobalt-oxide technology was a significant advancement in battery technology for the small battery market. However, due to the safety concerns associated with producing and using traditional lithium-ion cobalt-oxide technology in large-format applications, many markets today such as automotive, industrial/medical, uninterruptible power supplies ("UPS"), and telecommunications markets remain served by older technologies, such as lead-acid, nickel-cadmium, and nickel metal hydride, which offer low energy density and significant maintenance costs. Therefore, we believe lead acid replacement is proving to be an opportunistic market for Valence’s future growth.

We believe all of our Lithium Iron Magnesium Phosphate Energy Storage Systems, which utilize safer and more environmentally friendly phosphate-based cathode materials in place of other less stable and more costly cathode materials, address the current challenges facing the rechargeable battery industry and provide us with several competitive advantages. Key attributes of our Lithium Iron Magnesium Phosphate Energy Storage Systems include:

·
Increased safety. We believe that our Lithium Iron Magnesium Phosphate Energy Storage Systems significantly reduce the safety risks many have recently experienced with oxide-based lithium-ion technologies. The unique chemical properties of phosphates render them almost incombustible if mishandled during aggressive charging or discharging. As a result, we believe our technology is more stable under overcharge or short circuit conditions than existing lithium-ion oxide technology and has the ability to withstand higher temperatures during high performance operational conditions. The thermal and chemical stability inherent in our technology provides safety over lithium metal oxides, enabling large-format, high energy density lithium-ion solutions.

·
Performance advantages. Our Lithium Iron Magnesium Phosphate Energy Storage Systems offer several proven performance advantages over competing battery chemistries of lead-acid, nickel-cadmium, nickel metal hydride and traditional lithium-ion oxide technologies, including significantly improved safety, higher charge and discharge rate capability, longer cycle life, longer shelf life, and lower total cost of ownership.  Other system advantages include lighter weight, excellent energy storage characteristics, and high-energy efficiency during charge and discharge.

·
High energy density. In its large-format application, our Lithium Iron Magnesium Phosphate Energy Storage Systems exhibit an energy density that can exceed other battery chemistries such as lead-acid, nickel metal hydride and nickel-cadmium.

·
Exceptional cycle life. Current testing of our Lithium Iron Magnesium Phosphate Energy Storage Systems at 50% depth of discharge has yielded a cycle life greater than 9,500 cycles which is years of service and lower cost than lead acid in most applications. At demanding 80% depth of discharge, our systems exceeded over 4,000 cycles. The proven long life of our products fulfills the return on investment that commercial fleet and other applications demand.

·
Maintenance-free. Our Lithium Iron Magnesium Phosphate Energy Storage Systems are maintenance-free and offer long-life solutions and predictable end of life characteristics (in contrast to lead acid solutions). As a result, our customers enjoy numerous product and field maintenance savings compared to lead acid.

·
Lower lifetime cost. We believe that our proprietary phosphate material used in our Lithium Iron Magnesium Phosphate Energy Storage Systems is less expensive than lead acid and cobalt-oxide batteries that have a limited life in applications that have demanding duty cycles. As our production volume increases due to greater demand for Lithium Iron Magnesium Phosphate Energy Storage Systems, material costs have decreased. For example, our cost to manufacture our patented cathode material has decreased by 50% during the last four years. Finally, the lower maintenance costs, longer cycle life and longer service life associated with Lithium Phosphate Energy Storage Systems lead to a lower total cost of ownership in numerous applications currently served by lead acid.

·
Flexibility. Our BMS is programmable and therefore can easily be applied to custom energy storage systems of various sizes for various applications such as our scalable U-Charge® Energy Storage Systems and custom pack solutions.

·
Environmental friendliness. Rechargeable batteries that contain nickel metal hydride, nickel-cadmium or lead-acid are toxic and harmful to the environment. In contrast, our proprietary Lithium Iron Magnesium Phosphate Energy Storage Systems do not contain any heavy metals.

Products

The U-Charge® Energy Storage System

Our U-Charge® Energy Storage System is a family of products based on Valence’s proprietary Lithium Iron Magnesium Phosphate technology and is designed to be a direct replacement for standard-sized lead-acid energy storage systems.  These 12, 19 and 36 volt energy storage systems offer twice the run-time and half the weight of lead-acid systems, expanded calendar life and greater cycle life with deep depth of discharge, resulting in significantly lower total cost of ownership. U-Charge® Energy Storage Systems are used in a variety of applications such as Segway personal transporters, hybrid and full electric commercial vehicles, electric scooters, medical devices, marine and other applications. Valence U-Charge® Energy Storage Systems are designed to offer significant performance advantages that include common communication protocol, programmable logic, advanced cell balancing and improved fuel gauge reporting

Custom Energy Storage Systems

Through partnerships with customers such as Segway, Rubbermaid Medical Solutions ("Rubbermaid") and Wrightbus, among others, we have been a leader in developing lithium phosphate energy storage systems. These systems, designed in tandem with the engineering and product design teams of our customers, offer unique, dynamic solutions to the individual needs of our customers product requirements. From the Segway personal transporter energy pack, to the Wrightbus advanced hybrid energy storage system, we have been able to manufacture our lithium phosphate technology and BMS control systems to fit within the specific and challenging form and function requirements of our customers, yielding exceptional power storage and delivery results. This performance is in conjunction with efficient system monitoring, management and reporting functions delivered by our customizable BMS system. We feel there are significant market opportunities in the motive, back-up power, industrial/medical, marine and other energy storage system areas, and we are actively working in conjunction with customers and partners to realize results from these efforts.

Operational Achievements

Valence energy storage systems are now in daily use in commercial delivery fleet, back-up power, industrial/medical, marine and other markets. Our research, development and design efforts are focused on new products utilizing our patented lithium iron magnesium phosphate materials, manufacturing process and battery management system expertise. Our patented lithium vanadium phosphate cathode materials are under development. Lithium vanadium phosphate exhibits improved performance over lithium metal phosphate cathode materials offering higher voltage and higher discharge rates, among other performance advantages. As our manufacturing volume continues to increase, significant reductions have been made in our manufacturing costs, primarily due to lower raw material costs, higher production yields, improved manufacturing efficiency and increased overhead absorption into our inventory.

Our customer base is expanding into a variety of markets. Some of our top customers include Segway, Howard Medical Solutions (“Howard”), Oxygen S.p.A. (“Oxygen”), Rubbermaid, EnovateIT, LLC (“Enovate”), PVI, Tennant Company (“Tennant”), and Wrightbus. Our battery pack, cathode material and engineering operations are conducted in our two manufacturing plants located in Suzhou, China. We continue to improve the batch-to-batch yield of our proprietary Lithium Phosphate cathode materials, increase output and lower our costs. Pack assembly operations have been simplified and expanded. In addition, our engineering operations have been expanded to support continuous manufacturing processes and quality control improvements.

Development of our patented next-generation LVP cathode materials has been focused and accelerated. Recognized as the next generation of Lithium Phosphate energy solutions, we believe LVP and will offer higher performance solutions to a new generation of motive and other demanding applications while our lithium iron magnesium phosphate will continue to improve service in many current and new applications in a variety of world markets.

Competition

Competition in the rechargeable battery industry is intense. In the rechargeable battery market, the principal competitive technologies currently marketed are lead-acid, nickel-cadmium, nickel metal hydride, liquid lithium-ion and lithium-ion polymer energy storage systems. The industry consists of major domestic and international companies with substantial financial, technical, marketing, sales, manufacturing, distribution and other resources available to them. Our principal competitors generally have greater financial and marketing resources than we do and they may therefore develop batteries similar or superior to ours or otherwise compete more successfully than we do.  In addition, many of these companies have name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. We believe our principal competitors are A123 Systems, LG Chem, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT and Dow–Kokam.

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

Sales and Marketing

U-Charge® Energy Storage Systems are a family of standard form factor systems that can be configured to meet the energy storage needs of a wide range of customers’ applications. The customer evaluation and approval process is generally between three and eighteen months. Our sales have typically been made through separately negotiated supply agreements and standard purchase orders.  U-Charge® Energy Storage Systems are expected to be sold in standard and custom configurations. In addition, we expect to design and sell custom battery systems based on our Lithium Phosphate technology and programmable Command and Control Logic. We also provide pack level application engineering services to assist our customers with the integration of our packs into their specific applications. We have not experienced seasonality in any of our revenue. We depend on a small number of customers for a significant portion of our revenues. See Risk Factors - Risks Related to Our Company and Our Business, beginning on page 9 of this Form 10-K. None of our customers are contractually committed to purchase any minimum quantities of products from us, and orders are generally cancelable prior to shipment. As a result, we do not disclose our order backlog, since we believe that our order backlog at any particular date is not necessarily indicative of actual revenue for any future period.

Sales of products are typically denominated in U.S. dollars. Consequently, sales historically have not been subject to currency fluctuation risk. For additional information, see Note 20, Segment and Geographic Information, of the Notes to the Condensed Consolidated Financial Statements.

Manufacturing and Raw Materials

Our base Lithium Iron Magnesium Phosphate Cathode Material is manufactured in one of our two Suzhou, China manufacturing plants. Our second plant manufactures both custom and standard U-Charge® Energy Storage Systems. We depend on a limited number of suppliers for certain key raw materials and components used in manufacturing and developing our power systems. We have undertaken efforts to diversify our supplier base for certain key raw materials and components, and we added second sources for several of these materials and components during fiscal year 2011 and fiscal year 2012. We plan to continue to diversify our supplier base for certain materials and components in the future, as appropriate. The quality and availability of our sourced components and materials used in our production continues to improve. We generally purchase raw materials pursuant to purchase orders placed from time to time. We have developed supply agreements with larger suppliers and continue to seek dual sourcing of critical components to guarantee continuity of supply to our customers.

Research and Product Development

We conduct materials research and development at our Las Vegas, Nevada facility, and new product development at our Austin, Texas and Suzhou, China facilities. Our battery research and development group continuously develops and improves our technology including cathode materials, cells, module, systems and our BMS. Our manufacturing processes have been developed over a number of years and deliver low cost and high quality. Our areas of expertise include: chemical engineering; process control; safety; anode, cathode, and electrolyte chemistry and physics; polymer and radiation chemistries; thin film technologies; coating technologies; analytical chemistry; material science and energy storage system control logic development. Our research and development efforts over the past year have focused and will continue to focus on five areas:

·	Continuing development of our Lithium Phosphate technology in multiple constructions;

·	Development of our next generation Lithium Phosphate technology;

·	Large-format applications for Lithium Phosphate technology;

·	Development of next generation Standard and Custom Battery Packs.

·	Continued improvement of our BMS system.

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

            Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products and improve our manufacturing processes. Research and product development expenses totaled $3.6 million in fiscal year 2012, $3.6 million in fiscal year 2011, and $4.5 million in fiscal year 2010.

            We rely on a combination of patent, trade secret, copyright and trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. As of March 31, 2012, we held 133 U.S. patents and 158 patents in foreign countries, and had 174 patent applications pending in the U.S. and foreign countries. Our patents generally relate to our phosphate cathode materials and cathode manufacturing processes. Our patents expire from 2013 to 2030. The expiration of any individual patent in the short term is not expected to have any significant negative impact on our business. No assurance can be given that our pending patent applications will result in the issuance of patents. We also own certain registered trademarks in the United States and abroad. See further discussion regarding risks associated with our patents in Risk Factors - Risks Related to Our Company and Our Business, beginning on page 9 of this form 10-K.

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

National, state, local and foreign regulations impose various environmental requirements on the transportation, storage, use and disposal of lithium batteries and certain chemicals used in the manufacture of lithium batteries and energy storage systems. Although we believe that our operations are in material compliance with current applicable environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, national state, local and foreign governments may enact additional restrictions relating to the transportation, storage, use and disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the transportation, storage, use and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed.

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

China’s “Management Methods for Controlling Pollution Caused by Electronic Information Products Regulation” (“China RoHS”) provides a broad regulatory framework including similar hazardous substance restrictions as are imposed by the European RoHS Directive, and applies to methods for the control and reduction of pollution and other public hazards to the environment caused during the production, sale, and import of electronic information products in China affecting a broad range of electronic products and parts. However, these methods do not apply to the production of products destined for export. Our compliance system is sufficient to meet such requirements. Our current costs associated with our compliance with this regulation based on our current market share are not significant.

In fiscal year 2012, we spent less than $0.2 million on environmental controls, including costs to properly dispose of potentially hazardous waste.

Employees

At March 31, 2012, we had a total of 340 regular full-time employees. In the U.S., we had a total of 45 regular full-time employees at our Austin, Texas headquarters and our Las Vegas, Nevada research and development facility. We had 11 regular full-time employees in the areas of engineering and sales located in the United Kingdom and Northern Ireland. Our China manufacturing operation had 284 regular full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We have experienced significant operating losses in the current and prior fiscal years. At March 31, 2012, our principal sources of liquidity were cash and cash equivalents of $1.4 million. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs for the next 12 months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern. We presently have no further commitments for financing by affiliates of our Chairman Carl Berg. We have depended for financing on sales of common stock under an At Market Issuance Sales Agreement (the "At Market Agreement") with Wm. Smith & Co., but not have issued shares under this agreement since the first quarter of fiscal year 2012. If we are unable to obtain further financing under the At Market Agreement or from affiliates of Mr. Berg or others on terms acceptable to us, or at all, we will not be able to fulfill our customer commitments and/or may be forced to cease our operations and liquidate our assets.

Our limited financial resources could materially affect our business, our ability to commercially exploit our technology and our ability to respond to unanticipated developments, and could place us at a disadvantage to our competitors.

 Currently, we do not have sufficient capital resources or cash flow from operations to generate the cash flows required to meet our operating and capital needs.  Our ability to raise capital may be adversely affected by a variety of risks discussed elsewhere herein, including the volatility of the stock market and our ability to raise funds via share sales under our At Market Agreement with Wm. Smith. Our inability to raise adequate funds, or any funds, via the At Market Agreement, or other capital-raising transactions, limits our financial resources and could materially adversely affect our ability to commercially exploit our technologies and products. For example, it could:

·	limit the research and development resources we are able to commit to the further development of our technology and the development of products that can be commercially exploited in our marketplace;

·	limit the sales and marketing resources that we are able to commit to the marketing of our technology;

·	have an adverse effect on our ability to attract top-tier companies as our technology and marketing partners;

·	have an adverse effect on our ability to employ and retain qualified employees with the skills and expertise necessary to implement our business plan;

·	make us more vulnerable to failing to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events;

·	limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions; and

·	place us at a disadvantage to our competitors that have greater financial resources than we have.

We have a history of losses and an accumulated deficit and may never achieve or sustain significant revenues or profitability.

We have incurred operating losses each year since our inception in 1989 and had an accumulated deficit of $607 million as of March 31, 2012. We have sustained recurring losses related primarily to the research and development and marketing of our products combined with the lack of sufficient sales to provide for these needs. We anticipate that we will continue to incur operating losses and negative cash flows over the next fiscal year. We may never achieve or sustain sufficient revenues or profitability in the future.

We reported a net loss available to common stockholders of $12.9 million for the fiscal year ended March 31, 2012, a net loss available to common stockholders of $12.9 million for the fiscal year ended March 31, 2011, and a net loss available to common stockholders of $23.2 million for the fiscal year ended March 31, 2010. If we cannot achieve a competitive cost structure, achieve profitability, and acquire access to capital markets on acceptable terms, we will be unable to fund our obligations and sustain our operations, and may be required to liquidate our assets, cease operations or file for bankruptcy protection.

We depend on a small number of customers for a substantial portion of our revenues, and our results of operations and financial condition could be harmed if we were to lose all or a part of the business from any one of them.

To date, our existing purchase orders in commercial quantities are from a limited number of customers. During the fiscal year ended March 31, 2012, Segway Inc., Howard Medical Solutions, Rubbermaid Medical Solutions, PVI, and Smith Electric Vehicles represented 21%, 12%, 12%, 12% and 12% of our revenues, respectively. We have not sold product to Smith Electric Vehicles since the first quarter of fiscal year 2012, and currently do not have any open orders with them. During the fiscal year ended March 31, 2011, Smith Electric Vehicles and Segway contributed 42% and 24% of our revenues, respectively. We anticipate that sales of our products to a limited number of key customers will continue to account for a significant portion of our total revenues although the identity of our key customers has changed and may in the future change from period to period. We do not have long-term agreements with any of our key customers committing them to purchase any specified amount of our products. As a result, we face the substantial risk that one or more of the following events could occur:

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

Any future disruptions in the credit and financial markets could have a significant material adverse effect on the global economy. A future recession or slowdown in the financial markets or other adverse economic conditions, including but not limited to, weak consumer spending, low employment rates, weak business conditions, inflation, high fuel and energy costs, high consumer debt levels, lack of available credit, the uncertain state of the financial markets, interest rates, and tax rates may result in reduced demand for products utilizing our advanced battery technology and difficulties in  us obtaining financing, which may adversely affect our growth and business prospects.

Risks we might face could include:

·	potential declines in revenues due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers;

·
potential adverse effects on our customers’ ability to pay, when due, amounts payable to us and related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if this occurs, or to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws;

·
potential adverse effects on our ability to access credit and other financing sources (and the cost thereof), which may affect our ability to finance our operations or make significant capital expenditures relating to new products;

·	lengthening sales cycles and/or delayed or cancelled decisions to purchase our products and/or our technology; and

·	potential adverse effects on the valuation of our equity securities as a result of the volatility of global stock markets.

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

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2012, we had approximately $71.2 million of total consolidated indebtedness. Included in this amount are $34.9 million of loans outstanding, net of discount, to an affiliate of Carl Berg, $33.3 million of accumulated interest associated with those loans and $3.0 million of principal and interest outstanding with a third party. The third party loan matures in June 2012. Our outstanding shares of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock held by affiliates of Carl Berg are redeemable by the holders for up to $8.6 million, plus accrued dividends which, as of March 31, 2012, which were approximately $1.1 million. Our substantial indebtedness and other obligations could negatively affect our current and future operations. For example, it could:

·	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

·
require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the funds available to us for other purposes;

·
make us more vulnerable to failure to achieve our forecasted results, economic downturns, adverse industry conditions or catastrophic external events, limit our ability to withstand competitive pressures and reduce our flexibility in planning for, or responding to, changing business and economic conditions;

·	place us at a disadvantage to our competitors that have relatively less debt than we have; or

·	cause us to cease business and liquidate our assets and operations.

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

Our product revenue, operating expenses and quarterly operating results have varied in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. As a result you should not rely on our operating results during any particular quarter as an indication of our future performance in any quarterly period or fiscal year. These factors include, among others:

·	timing of orders from our customers and the possibility that customers may change their order requirements with little or no notice to us;

·	rate of adoption of our energy storage systems;

·	deferral of customer orders in anticipation of new products from us or other providers of batteries and related technologies;

·	timing of deferred revenue components associated with large orders;

·	new product releases, licensing or pricing decisions by our competitors;

·	commodity and raw materials component prices;

·	lack of order backlog;

·	loss of a significant customer or distributor;

·	effect of changes to our product distribution strategy and pricing policies;

·	changes in the mix of domestic and international sales;

·	rate of growth of the markets for our products; and

·	other risks described in the Risk Factors section.

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

The sales cycles of our products can be lengthy, complex and unpredictable.

Our sales cycles typically involve:

●	a significant technical evaluation period;

●	substantial time required to engineer the deployment of our technology; and

●	substantial testing and acceptance of our products.

For these and other reasons, our sales cycles can be between 6 and 24 months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter or subsequent quarters could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders. We base our revenue forecasts on the estimated timing to complete the design, installation and integration of our customer projects and customer acceptance of those products. The systems of our customers are both diverse and complex, and our ability to configure, test and integrate our systems with other elements of our customers’ networks depends on technologies provided to our customers by third parties. As a result, the timing of our revenue related to the implementation of our solutions is difficult to predict and could result in lower than expected revenue in any particular quarter. Similarly, our ability to deploy our equipment in a timely fashion can be subject to a number of other risks, including the availability of skilled engineering and technical personnel and the availability of equipment produced by third parties.

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

We are seeking to enter into certain agreements with certain worldwide automotive manufacturers and tier 1 suppliers regarding their PHEV and EV development efforts. Certain of these manufacturers and suppliers have, in recent years, experienced lower than previously expected consumer demand for a variety of EV applications. As a result, automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs, or reduce their previously planned or forecasted production volumes of existing models as a result of reduced consumer demand or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. Adverse business or financial conditions affecting individual automotive manufacturers or tier 1 suppliers or the automotive industry generally, including potential additional bankruptcies of automotive companies and their suppliers, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business.

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

Through our wholly owned foreign entities in China, we lease and have equipped a 173,000 square foot facility for manufacturing and testing of our batteries. To be financially successful, and to fully utilize the capacity of this facility and allocate its associated overhead, we must achieve significantly higher sales volumes. We must accomplish this while also preserving the quality levels we achieved when manufacturing these products in more limited quantities. To date, we have not been successful at increasing our sales volume to a level that fully utilizes the capacity of the facility and we may never increase our sales volume to necessary levels. If we do not reach these necessary sales volume levels, or if we cannot sell our products at our suggested prices, our ability to reach profitability will be materially limited.

We have limited experience manufacturing our products in large quantities.

Achieving the necessary production levels for our products presents a number of technological and engineering challenges for us. We have limited experience manufacturing our products in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to successfully manufacture large quantities of our products. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

If our products fail to perform as expected, we could lose existing and future business, and our ability to develop, market and sell our batteries could be harmed.

The market perception of our products and related acceptance of our products is highly dependent upon the quality and reliability of the products that we build. Any quality problems attributable to our product lines may substantially impair our revenue prospects. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall or field upgrade products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss.

Our failure to cost-effectively manufacture our technologically-complex batteries in commercial quantities which satisfy our customers’ product specifications and their expectations for product quality and delivery could damage our customer relationships and result in significant lost business opportunities for us.

To be successful, we must cost-effectively manufacture commercial quantities of our technologically-complex batteries that meet our customer specifications for quality and timely delivery. To facilitate commercialization of our products, we will need to continuously reduce our manufacturing costs, which we intend to do through the effective utilization of manufacturing partners and continuous improvement of our manufacturing and development operations in our wholly owned foreign enterprises in China. We currently manufacture our batteries and assemble our products in China. We are dependent on the performance of our manufacturing partners, as well as our own manufacturing operations to manufacture and deliver our products to our customers. We have experienced component supply issues, which in some cases have limited our ability to produce a sufficient number of batteries to fulfill our customers’ demands. For example, during the fourth quarter of fiscal year 2010 and the first quarter of fiscal year 2011, our anticipated revenue was adversely affected due to quality issues with the cylindrical cells we purchased from a third party supplier that are included in our batteries, and the temporary suspension of certain areas of production and certain shipments at our China facility in order to implement a component change on a circuit board. If we fail to correct these issues in a timely manner that allows us to meet customer demand, or if any of our manufacturing partners are unable to manufacture products in commercial quantities on a timely and cost-effective basis, we could lose our customers and adversely affect our ability to attract future customers.

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

We depend on a limited number of suppliers for our cylindrical cells, and a limited number of suppliers for certain other key raw materials, such as electrolyte anode material, cylindrical cell manufacturing, and printed circuit boards used in manufacturing and developing our power systems. We generally purchase raw materials pursuant to purchase orders placed from time to time and have no long-term contracts or other guaranteed supply arrangements with our sole or limited source suppliers. As a result, our suppliers may not be able to meet our requirements relative to specifications and volumes for key raw materials, and we may not be able to locate alternative sources of supply at an acceptable cost. For example, during the fourth quarter of fiscal year 2010 and the first quarter of fiscal year 2011, we experienced production delays as a result of quality issues with cylindrical cells supplied by our sole supplier of cylindrical cells at that time, Tianjin Lishen Battery Joint-Stock Co., Ltd. In an attempt to mitigate this type of issue in the future, we engaged Amperex Technology Ltd. as an additional cell supplier in the first quarter of fiscal year 2011. In addition, we qualified a third supplier of cylindrical cells, BAK International (TIANJIN) Limited China ("BAK"), in the fourth quarter of fiscal year 2012. Where practical, we will continue to procure like products from multiple suppliers. In the past, we have also experienced delays in product development due to the delivery of nonconforming raw materials from our suppliers. If in the future we are unable to obtain high quality raw materials in sufficient quantities, on competitive pricing terms and on a timely basis, it may delay battery production, impede our ability to fulfill existing or future purchase orders and harm our reputation and profitability.

Should we begin to sell an increasing portion of our products to customers located outside the United States, foreign government regulations, currency fluctuations and increased costs associated with international sales could make our products unaffordable in foreign markets, which would reduce our future profitability.

International sales of our products represent a significant portion of our sales potential. International business can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

·
changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries, technology, or the transport of lithium or phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

·	foreign governments may impose tariffs, quotas, and taxes on our batteries or our import of technology into their countries;

·	requirements or preferences of foreign nations for domestic products could reduce demand for our batteries and our technology;

·
fluctuations in currency exchange rates relative to the U.S. dollar could make our batteries and our technology unaffordable to foreign purchasers and licensees or more expensive compared to those of foreign manufacturers and licensors;

·
longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of our foreign sales and royalties;

·
import and export licensing requirements in Europe and other regions, including China, where we intend to conduct business, which may reduce or eliminate our ability to sell or license in certain markets; and

·
political and economic instability in countries where we currently conduct business and in countries where we intend to conduct additional business may reduce the demand for our batteries and our technology or our ability to market our batteries and our technology in those countries.

These risks may increase our costs of doing business internationally and reduce our sales and royalties or future profitability.

Our business depends on certain key personnel, the loss of whom could weaken our management team, and on attracting and retaining qualified personnel.

The growth of our business and our success depends on our ability to attract and retain highly-skilled management, technical, research and development, manufacturing, sales and marketing and other operating and administrative personnel, particularly those who are familiar with and experienced in the battery industry. If we cannot attract and retain experienced sales and marketing executives, we may not achieve the visibility in the marketplace that we need to obtain purchase orders, which would have the result of lowering our sales and earnings. Our key personnel include our Chief Executive Officer, Robert L. Kanode, all of our other executive officers and our vice presidents, many of whom have very specialized scientific or operational knowledge regarding one or more of our key products. Such persons are in high demand and often receive competing employment offers from numerous other companies, including larger, more established competitors who have significantly greater financial resources than we do. We are still seeking a replacement for our former chief financial officer who resigned effective June 2011, and there can be no guarantee that we will find a suitable replacement in the near future. We do not maintain key-person life insurance on any of our employees. The loss of the services of one or more of our key personnel or the inability to attract and retain additional personnel and develop expertise as needed could limit our ability to develop and commercialize our existing and future products.

We may need to expand our employee base and operations to effectively distribute our products commercially, which may strain our management and resources and could harm our business.

To implement our growth strategy successfully, we may have to increase our staff in China, with personnel in manufacturing, engineering, sales, marketing, and product support capabilities, as well as third party and direct distribution channels. However, we face the risk that we may not be able to attract new employees or retain existing employees to sufficiently increase our staff or product support capabilities, or that we will not be successful in our sales and marketing efforts. Additionally, turnover in key management positions in China could impair our ability to execute our plans for growth and adversely affect our future profitability.

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

Although we maintain general liability insurance and product liability insurance, our insurance may not be adequate to cover all potential types of product liability claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed on us. In addition, while we often seek to limit our product liability in our contracts, such limits may not be enforceable or may be subject to exceptions. Any successful product liability claim against us in excess of our coverage, or outside of our coverage, could require us to pay a substantial monetary award and could have a material adverse affect on our business, financial condition and reputation. We cannot be assured that such claims against us will not be made in the future.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. For example, we have been named in a lawsuit which alleges that our patented lithium iron magnesium phosphate cathode material infringes two patents owned by the Hydro Quebec that we describe in further detail in “Item 3. “Legal Proceedings”. An adverse decision in this or any other similar litigation could force us to do one or more of the following:

·	stop selling, incorporating, or using our products that use the patented lithium iron magnesium phosphate cathode material intellectual property;

·	pay damages for the use of patented lithium iron magnesium phosphate cathode material;

·	obtain a license to sell or use the patented lithium iron magnesium phosphate cathode material, which license may not be available on reasonable terms, or at all; or

·	redesign those products or manufacturing processes that use the patented lithium iron magnesium phosphate cathode material, which may not be economically or technologically feasible.

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

Our long-term business strategy anticipates achieving significant revenue from the licensing of our intellectual property assets, such as our patented lithium iron magnesium phosphate technology. However, we have not yet entered into any licensing agreements for our patented lithium iron magnesium phosphate technology. Our future operating results could be adversely affected by a variety of factors including:

·	our ability to secure and maintain significant licensees of our proprietary technology;

·	the extent to which our future licensees successfully incorporate our technology into their products;

·	the acceptance of new or enhanced versions of our technology;

·	the rate at which our licensees manufacture and distribute their products to OEMs; and

·	our ability to secure one-time license fees and ongoing royalties for our technology from licensees.

Our future success will also depend on our ability to execute our licensing operations simultaneously with our other business activities. If we fail to substantially expand our licensing activities while maintaining our other business activities, our results of operations and financial condition will be adversely affected.

In the past, we have identified material weaknesses in our internal control over financial reporting. Although we believe that we have remediated those material weaknesses and concluded our controls are effective as of March 31, 2012, if we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such internal control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

In connection with our financial audit in the fiscal year ended March 31, 2009, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. While we remediated those material weaknesses and have not had any other material weaknesses since then, we cannot assure you that material weaknesses will not occur in future periods.

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

Risks Associated With Doing Business In China

Since our products are manufactured in China and we have significant operations in China, we face risks if China loses normal trade relations status with the United States.

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

The economy of China has historically been a planned economy subject to governmental plans and quotas and has, in certain aspects, been transitioning to a more market-oriented economy. Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

·	economic structure;

·	level of government involvement in the economy;

·	level of development;

·	level of capital reinvestment;

·	control of foreign exchange;

·	methods of allocating resources; and

·	balance of payments position.

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

Competition in the rechargeable battery industry is intense. The industry consists of several major and emerging domestic and international companies, most of which have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours. There is a risk that other companies may develop batteries similar or superior to ours. In addition, many of these companies have strong name recognition, established positions in the market, and long-standing relationships with OEMs and other customers. Further, a number of our competitors have received or may in the future receive grants, subsidies or incentives from federal, local and state governments, which may provide them with lower cost capital and a competitive advantage. We believe that our primary competitors are existing suppliers of cylindrical lithium-ion, nickel cadmium, nickel metal-hydride and in some cases, non-SLI lead-acid batteries. These suppliers include, but are not limited to; A123 Systems, LG Chem, Matsushita Industrial Co., Ltd. (Panasonic), Sony, Toshiba, SAFT and Dow–Kokam, as well as numerous lead-acid manufacturers throughout the world. Most of these companies are very large and have substantial resources and market presence. We expect that we will compete against manufacturers of other types of batteries in our targeted application segments, and we may not be able to compete successfully against such manufacturers.

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

The transportation of lithium-ion batteries is regulated both domestically and internationally. Our U-Charge® Power System is classified as a Class 9 hazardous material for shipping purposes pursuant to regulations published by the U.S. Department of Transportation (DOT) and the International Air Transport Association (IATA). We package and offer for transport our U-Charge® Power System in compliance with all DOT and IATA regulatory requirements.

National, state, local and foreign regulations impose various environmental controls on the transportation, storage, use, and disposal of lithium batteries and of certain chemicals used in the manufacture of lithium batteries. Although we believe that our operations are in material compliance with current environmental regulations, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Moreover, state, local, and foreign governments may enact additional restrictions relating to the transportation, storage and disposal of lithium batteries used by our customers that could adversely affect the demand for our products. There can be no assurance that additional or modified regulations relating to the transportation, storage, use, and disposal of chemicals used to manufacture batteries, or restricting disposal of batteries will not be imposed. Satisfying these existing and any future laws or regulations not currently enacted or imposed could require significant time and resources from our technical staff, including those related to possible redesign of our products, which may result in substantial expenditures and delays in the production of our product, all of which could harm our business and reduce our future profitability.

Risks Associated With Ownership of Our Stock

Corporate insiders or their affiliates will be able to exercise significant control over matters requiring stockholder approval that might not be in the best interests of our stockholders as a whole.

As of March 31, 2012, our officers, directors and their affiliates as a group beneficially owned approximately 52% of our outstanding common stock, of which our Chairman Carl Berg and his affiliates beneficially owned approximately 49% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interest of our officers and directors, when acting in their capacity as stockholders, may lead them to:

·	vote for the election of directors who agree with the incumbent officers’ or directors’ preferred corporate policy; or

·
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

On December 13, 2011, we received written notice from The NASDAQ Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). We have been provided 180 calendar days, or until June 11, 2012, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 or higher for a minimum of 10 consecutive business days within the stated 180-day period. If we are not in compliance by June 11, 2012, we may be afforded a second 180 calendar day grace period if we meet the NASDAQ Capital Market initial listing criteria (except for the minimum bid price requirement), as set forth in Listing Rule 5810(c)(3)(A). However, we do not currently meet such initial listing criteria because of our deficit in stockholder's equity. If we do not regain compliance within the allotted compliance period, that is, by June 11, 2012, our common stock will be subject to delisting from the NASDAQ Capital Market. We would then be entitled to appeal the NASDAQ Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. Since December 13, 2011, our closing stock price has been mostly below $1.00 per share and we have not yet regained compliance with the NASDAQ listing requirement. Given the volatility of our stock and trends in the stock market in general, there can be no assurance that we will regain compliance with the NASDAQ listing requirement. If we are not able to regain compliance, our stock could be de-listed and it could have a materially adverse effect on the price and liquidity of our common stock.

Our stock price is volatile, which could result in a loss of your investment.

The market price of our common stock has been and is likely to continue to be highly volatile. During the fiscal year ended March 31, 2012, the sales price of our common stock ranged from $0.72 to $1.60 per share. Factors that may have a significant effect on the market price of our common stock include the following:

·	fluctuation in our operating results,

·	the loss of or reduction in business from one or more of our key customers,

·	announcements of technological innovations or new commercial products by us or our competitors,

·	failure to achieve operating results projected by securities analysts or public guidance,

·	changes in governmental regulation,

·	developments in our patent or other proprietary rights or our competitors’ developments,

·	our relationships with current or future collaborative partners,

·	the status of the continued listing of our common stock on the NASDAQ Stock Market, and

·	other factors and events beyond our control.

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

The market price of our common stock could drop as a result of sales of a large number of shares in the market or in response to the perception that these sales could occur. In addition, these sales might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2012, we had 169,976,618 shares of common stock outstanding and 1,803,144 shares in treasury stock. In addition, at March 31, 2012, we had 8,533,294 shares of our common stock reserved for issuance under stock options plans and 215,000 shares of our common stock reserved for issuance upon exercise of warrants. In connection with the potential conversion of the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, issued on December 1, 2004, we may need to issue up to 2,174,242 and 1,454,392 shares, respectively, of our common stock (based on a conversion price per share of $1.98 and $2.96, respectively, which is the lowest conversion price that may apply) (in addition to any shares that may be issued with respect to the conversion of accrued dividends).

Equity transactions occurring in the future, including sales under our At Market Issuance Sales Agreement with Wm. Smith, would result in immediate ownership dilution to current equity holders and, as a result, our stock price may go down.

Future equity transactions, including the sale of shares of common stock or preferred stock, sales under our At Market Issuance Sales Agreement, or the exercise of options or warrants or other convertible securities, would result in ownership dilution and, as a result, our stock price may go down. In February 2008, we entered into an At Market Agreement with Wm. Smith & Co., which was amended in July 2009, December 2010, January 2011, and June 2011, and which provides that, upon the terms and subject to the conditions set forth therein, we may, through Wm. Smith & Co. acting as sales agent, issue and sell up to 30 million shares of our common stock.  As of March 31, 2012, a total of 24.6 million of the aggregate shares authorized for sale through Wm. Smith & Co. have been sold and 5.4 million remain available for future issuance under the agreement. Further, as opportunities present themselves from time to time, we may sell restricted stock and warrants or convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions.  Because the securities may be restricted, the securities may be sold at a greater discount to market prices compared to a public securities offering, and the exercise price of the warrants may be at or even lower than market prices. These transactions cause ownership dilution to existing stockholders. Also, from time to time, options may be issued to employees and third parties. Exercise of in-the-money options, warrants and other convertible securities will result in ownership dilution to existing stockholders, and the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

Our management team has broad discretion over the use of the net proceeds from any offering by us of our equity securities, including sales under our At Market Issuance Sales Agreement.

Our management will use its discretion to direct the net proceeds from any offering of our equity securities. We intend to use all of the net proceeds of any additional sales under our At Market Agreement, together with cash on hand, for general corporate purposes, although we could use the proceeds for other purposes as well. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on stockholders’ investments and our stockholders will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

We do not intend to pay dividends on our common stock, and therefore stockholders will be able to recover their investment in our common stock, if at all, only by selling the shares of stock that they hold.

Some investors favor companies that pay dividends on common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we do not plan to pay dividends, a return on an investment in our stock depends on the ability to sell our stock at a profit.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 24,000 square feet in Austin, Texas for our corporate offices. We also lease approximately 14,000 square feet in Las Vegas, Nevada for our research and development facility. Our two wholly owned foreign enterprises in China lease five manufacturing facilities, totaling approximately 173,000 square feet in Suzhou, China, which leases will expire during 2013 and 2014. We believe that prior to the expiration of these leases we will be able to renew the leases or secure suitable replacement facilities on reasonable terms.  In addition, we lease approximately 2,000 square feet in Mallusk, Northern Ireland for our sales and OEM manufacturing support center. Currently we do not utilize the entire manufacturing capacity of our China facilities, and take charges against our cost of sales to absorb the under-utilized costs associated with these facilities. We believe that our existing facilities are suitable and will be adequate to meet our requirements for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of our  Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, we filed an amended claim alleging additional infringement of our Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010. On February 17, 2011, the Canadian Court ruled in our favor, finding that Phostech infringed our ‘115 Patent. The Appellate Court affirmed the Trial Court Decision. On October 7, 2011, we received a payment from Phostech of $532,388 for attorney's fees incurred by us during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. This payment is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. During fiscal year 2012, we also received an additional $336,864 from Phostech as a partial payment of damages. This payment was reflected in interest and other income in our condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. The determination of damages suffered by Valence due to the infringement is ongoing and a hearing to determine those damages is expected in the first part of 2013.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations. On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that the cathode technology utilized in all of our commercial products infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec seeks injunctive relief and monetary damages. We have filed a response denying the allegations in the second amended complaint. A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010. The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010. On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012. The case is now in the discovery phase. The below-noted case filed by Hydro-Quebec in Dallas was transferred to the United States District Court for the Western District of Texas and has been incorporated into the pending case. On April 6, 2012, the Court ordered us to file a Motion for Summary Judgment in the combined case. The Motion was filed on April 26, 2012. We are finalizing additional pleadings relating to the motion and awaiting a decision by the Court.

On October 4, 2011, we were served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B). Hydro-Quebec seeks injunctive relief and monetary damages. The Complaint alleges that we are infringing five US Patents of the University of Texas. The five US Patents are all related to and continuations of the original UT Patent of Goodenough that has been asserted in the above-noted litigation in the Austin, Texas Federal District Court. We intend to vigorously defend against the allegations in the complaint and filed a Motion to Transfer the Case to the Western District of Texas in Austin, Texas. The case was transferred to the United States District Court for the Western District of Texas.

We are subject, from time to time, to various claims and litigation in the normal course of business. In our opinion, all pending legal matters will not have a material adverse impact on our consolidated financial statements. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of any such legal matters.

PART II

ITEM 4. RESERVED

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “VLNC.” As of May 18, 2012, we had approximately 601 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

The following table sets forth the quarterly high and low closing sales prices of our common stock during fiscal years 2012 and 2011:

	Closing Sales Prices
	High	Low
Fiscal year 2012:
Quarter ended June 30, 2011	$1.60	$1.06
Quarter ended September 30, 2011	1.29	0.96
Quarter ended December 31, 2011	1.08	0.72
Quarter ended March 31, 2012	1.05	0.79

Fiscal year 2011:
Quarter ended June 30, 2010	$1.36	$0.65
Quarter ended September 30, 2010	1.15	0.66
Quarter ended December 31, 2010	1.70	1.06
Quarter ended March 31, 2011	1.77	1.41

The following table includes, as of March 31, 2012, information regarding common stock authorized for issuance under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,694,884	$1.68	2,338,410
Equity compensation plans not approved by security holders (1)	1,500,000	1.61	—
Equity compensation plans not approved by security holders (2)	215,000	1.24	—
Total	6,409,884	$1.65	2,338,410

(1)
Options to purchase 1,500,000 shares were granted to Robert L. Kanode in March 2007 pursuant to his employment agreement. The exercise price of his options is $1.61 per share and as of the date of this report are fully vested.

(2)
Warrants to purchase 215,000 shares of common stock were granted to a third party finance company in March 2010 and January 2011 in exchange for certain loan modifications made to an existing loan payable to that company. The exercise price of the warrants range from $1.00 per share to $1.45 per share and are exercisable through March 30, 2014 and January 11, 2015.

Recent Sales of Unregistered Securities

None, except as has been previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain earnings, if any, to finance future operations and expansion and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon our financial condition, capital requirements and earnings, as well as upon other factors that our Board of Directors may deem relevant.

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Valence Technology, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 31, 2007 to March 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Valence Technology, Inc., The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

	3/07	3/08	3/09	3/10	3/11	3/12

Valence Technology, Inc.	$100.00	$373.73	$180.51	$72.03	$132.20	$68.50
NASDAQ Composite	100.00	89.92	64.23	99.43	118.58	128.96
NASDAQ Electronic Components	100.00	99.11	65.06	103.03	119.31	121.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

This section presents selected historical financial data of Valence Technology, Inc. The information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Report. Our financial data as of and for the periods indicated is derived from our audited financial statements for such periods.  The following is not necessarily indicative of our future results:

	Fiscal Year ended March 31,
(in thousands except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data
Revenue	$44,381	$45,882	$16,080	$26,157	$20,777
Cost of sales	36,833	36,446	14,093	25,682	18,956
Gross margin	7,548	9,436	1,987	475	1,821
Operating Expenses:
Research and product development	3,616	3,622	4,464	4,333	3,772
Selling, general and administrative	13,216	14,313	15,032	11,994	12,230
Loss on disposal of assets	—	—	—	137	16
Asset impairment charge	314	502	301	731	154
Total operating expenses	17,146	18,437	19,797	17,195	16,172
Operating loss	(9,598)	(9,001)	(17,810)	(16,720)	(14,351)
Foreign exchange gain	626	839	44	605	1,258
Interest and other income (expense), net	(3,761)	(4,523)	(4,950)	(5,111)	(6,347)
Casualty loss	—	—	(300)	—	—
Net Loss	(12,733)	(12,685)	(23,016)	(21,226)	(19,440)
Dividends on preferred stock	173	172	172	172	173
Net loss available to common stockholders	$(12,906)	$(12,857)	$(23,188)	$(21,398)	$(19,613)

Net loss available to common stockholders per share-basic and diluted	$(0.08)	$(0.09)	$(0.18)	$(0.18)	$(0.18)

Weighted average shares outstanding-basic and diluted	165,241	141,655	126,211	119,370	111,593

Balance Sheet Data:
Cash and cash equivalents	$1,428	$2,915	$3,172	$4,009	$2,616
Working capital (deficit)	12,838	5,783	(13,076)	13,889	11,200
Total assets	31,529	36,017	18,089	29,636	27,158
Long-term debt to stockholder, net of debt discount	34,910	34,889	34,848	34,766	53,607
Redeemable convertible preferred stock	8,610	8,610	8,610	8,610	8,610
Accumulated deficit	(606,608)	(593,702)	(580,845)	(557,657)	(536,260)
Total stockholders’ deficit	(59,716)	(63,834)	(79,115)	(67,185)	(67,317)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We develop, manufacture and sell advanced energy storage systems utilizing our proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on motive, industrial/medical, back-up power, and marine applications. Our mission is to promote the wide adoption of high-performance, safe, environmentally friendly energy storage systems. To accomplish our mission and address the significant market opportunity we believe is available, we utilize the numerous benefits of our latest energy storage technology, worldwide intellectual property portfolio and extensive experience of our management team.

Our revenue in fiscal year 2012 was $44.4 million, a decrease of 3% compared to the prior fiscal year. We believe revenue will grow in fiscal year 2013, compared to fiscal year 2012, from existing and new customers due to the increasing demand in the U.S. and EMEA (Europe, Middle East and Africa) markets for alternative energy solution systems.

Going Concern

As a result of our limited cash resources and history of operating losses there is substantial doubt about our ability to continue as a going concern. We presently have no further commitments for financing by our Chairman Carl Berg and or his affiliates. In fiscal year 2011 and the first quarter of fiscal year 2012, we depended on financing from sales of our common stock under the At Market Agreement with Wm. Smith & Co. If we are unable to obtain financing from Mr. Berg, Wm. Smith & Co, or others on terms acceptable to us, or at all, we may be forced to cease all operations and liquidate our assets. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources during fiscal year 2013.

2012 Highlights

Following are some of our key events and accomplishments in pursuit of our strategy during the 2012 fiscal year:

·   Compared to fiscal year 2011, we experienced revenue growth outside of our two largest fiscal year 2011 customers of 93%. In fiscal year 2011, these two customers, for fiscal year 2011 accounted for over 66% of our total revenue.  Revenue from these two largest customers for fiscal year 2011 was $30.3 million and $14.6 million in fiscal year 2012, whereas revenue from all other customers was $15.6 million in fiscal year 2011 and $29.8 million in fiscal year 2012.
·   We successfully introduced a lead acid battery replacement solution within the industrial/medical sector, helping lead a quick transformation within the field with customers that demand long cycle life as well as a competitive return on investment.
·   We were awarded 5 new patents in the U.S. and 20 worldwide

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

Result of Operations

Fiscal Years Ended March 31, 2012 (Fiscal Year 2012), March 31, 2011 (Fiscal Year 2011) and March 31, 2010 (Fiscal Year 2010)

The following table summarizes the results of our operations for the past three fiscal years (in thousands except for share data):

	Fiscal Year Ended
		Change Increase/ (Decrease)			Change Increase/ (Decrease)
	3/31/2012	$	%	3/31/2011	$	%	3/31/2010

Revenue	$44,381	(1,501)	(3)%	$45,882	29,802	185%	$16,080
Cost of products sold	36,833	387	1%	36,446	22,353	159%	14,093
Gross margin	7,548	(1,888)	(20)%	9,436	7,449	375%	1,987
Operating and other expenses	16,832	(1,103)	(6)%	17,935	(1,561)	(8)%	19,496
Asset impairment charge	314	(188)	(37)%	502	201	67%	301
Total operating expenses	17,146	(1,291)	(7)%	18,437	(1,360)	(7)%	19,797
Operating loss	(9,598)	(597)	7%	(9,001)	8,809	(50)%	(17,810)
Other expense, net	(3,135)	549	(15)%	(3,684)	1,522	(30)%	(5,206)
Net loss	(12,733)	(48)	—%	(12,685)	(10,331)	(45)%	(23,016)
Dividends on preferred stock	173	1	1%	172	—	—%	172
Net loss available to common stockholders	$(12,906)	(49)	—%	$(12,857)	$(10,331)	(45)%	$(23,188)
Net loss per share available to common stockholders, basic and diluted	$(0.08)	(0.01)	(11)%	$(0.09)	$0.09	(51)%	$(0.18)
Shares used in computing net loss per share available to common stockholders, basic and diluted	165,241	23,586	17%	141,655	15,444	12%	126,211

Revenue and Gross Margin

Revenue. Revenue totaled $44.4 million for the fiscal year 2012, a $1.5 million, or 3% decrease, compared to $45.9 million in revenue for the fiscal year 2011. Revenue for fiscal year 2011 was $45.9 million, which was an increase of $29.8 million, or a 185% increase, compared to $16.1 million in revenue for the fiscal year 2010. The decrease in revenue during fiscal year 2012, compared to fiscal year 2011, was primarily the result of decreased sales to Segway Inc. ("Segway") and Smith Electric Vehicles ("Smith"). Revenue for Segway and Smith were $9.3 million and $5.1 million, respectively, in fiscal year 2012, compared to $11.2 million and $19.1 million, respectively, in fiscal year 2011. These decreases in revenue in fiscal year 2012 compared to fiscal year 2011 were partially offset by increases in sales to Rubbermaid Medical Solutions ("Rubbermaid"), Howard Technology Solutions ("Howard"), and PVI. Revenues for Rubbermaid, Howard, and PVI were $5.5 million, $5.3 million, and $5.2 million in fiscal year 2012, and less than 10% each in fiscal year 2011. The increase in revenue during fiscal year 2011, compared to fiscal year 2010, is primarily the result of increased sales to Smith Electric Vehicles, and Segway. Smith Electric Vehicles and Segway sales in fiscal year 2011 were $19.1 million and $11.2 million, respectively, as compared to $2.0 million and $4.1 million, respectively, in fiscal year 2010.

Segway sales accounted for 21%, 24%, and 25% of our total revenue in fiscal years 2012, 2011, and 2010, respectively. Smith Electric Vehicles sales accounted for 12%, 42%, and 12% of our total revenue in fiscal years 2012, 2011, and 2010, respectively. Rubbermaid  sales accounted for 12% of our total revenue in fiscal year 2012, and less than 10% of our total revenue in each of fiscal years 2011 and 2010, respectively. Howard sales accounted for 12% of our total revenue in fiscal year 2012, and less than 10% of our total revenue in each of fiscal years 2011 and 2010, respectively. PVI sales accounted for 12% of our total revenue in fiscal year 2012, and less than 10% of our total revenue in each of fiscal years 2011 and 2010, respectively. Large-format battery system sales represented 78%, 74%, and 65%, of our total revenue for fiscal years 2012, 2011, and 2010, respectively. We expect sales of our large-format battery system to increase during fiscal year 2013, due to the growing demand of alternative energy storage systems and the fulfillment of current sales agreements. We believe the increase in demand in alternative energy solutions is being driven largely by the sustained high cost of fossil fuels and a market focus on environmentally friendly energy solutions.  We expect sales of our large-format battery systems and custom packs to increase during the upcoming fiscal year due to anticipated continued strong demand for our products from a variety of customers. We did not experience any material effect of inflation on our revenues in the three most recent fiscal years. During fiscal year 2012, we recognized $4.1 million in revenue from EVI, a customer affiliated with Carl Berg, our largest shareholder and Chairman of Board of Directors.

Gross Margin. Gross margin was $7.5 million, $9.4 million, and $2.0 million during fiscal years 2012, 2011, and 2010, respectively. Gross margin as a percentage of revenue was 17%, 21%, and 12% for fiscal year 2012, 2011, and 2010, respectively. During fiscal year 2012, gross margin decreased in dollars and as a percentage of revenue primarily due to decreased manufacturing efficiencies and to the decreased absorption of fixed overhead associated with our production facility in China compared to fiscal year 2011, and a charge recorded for obsolete inventory related to a discontinued product line in fiscal year 2012.  In fiscal year 2011, gross margin in dollars and as a percentage of revenue increased mainly due to improved manufacturing efficiencies and to the increased absorption of fixed overhead associated with our production facility in China and reduced raw material costs in fiscal year 2011 compared to fiscal year 2010.

We expect our cost of sales, as a percentage of sales, to be higher in fiscal year 2013, compared to fiscal year 2012, due to increased pricing pressure, which we expect to negatively impact our gross margins as we compete for additional business and continue to keep the existing business we have from our current customers. We did not experience any material effect of inflation on our gross margin or operating expenses in the three most recent fiscal years.

Operating Expenses

The following table summarizes our operating expenses during each of the past three fiscal years (in thousands):

	Fiscal Year Ended
		Change Increase/ (Decrease)			Change Increase/ (Decrease)
	3/31/2012	$	%	3/31/2011	$	%	3/31/2010
Operating expenses
Research and product development	$3,616	(6)	—%	$3,622	$(842)	(19)%	$4,464
Sales and marketing	2,308	(357)	(13)%	2,665	51	2%	2,614
General and administrative	10,908	(740)	(6)%	11,648	(769)	(6)%	12,418
Asset impairment charge	314	(188)	(37)%	502	201	67%	301
Total operating expenses	$17,146	(1,291)	(7)%	$18,437	(1,360)	(7)%	$19,797
Total operating expenses as a percent of total revenue	39%			40%			123%

Operating expenses as a percentage of revenue were 39%, 40%, and 123% in fiscal years 2012, 2011, and 2010, respectively. The dollar and percentage decrease in operating expense in fiscal year 2012 compared to fiscal year 2011 was primarily due to a decrease of litigation expense in fiscal year 2012 compared to fiscal year 2011, and reduced sales and marketing costs in fiscal year 2012 compared to fiscal year 2011.The dollar decrease in operating expenses in fiscal year 2011 is mainly due to reductions in research and development expense and general and administrative expenses, and the decrease in operating expenses as a percentage of revenue is due to higher recorded revenue in fiscal year 2011 compared to fiscal year 2010.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses totaled $3.6 million in each of fiscal years 2012 and 2011, and $4.5 million in fiscal year 2010. During fiscal year 2011, research and development decreased by $0.8 million, or 19%, compared to fiscal year 2010, primarily due to decreased wage and salary expenses, and reduced share-based compensation expenses in fiscal year 2011. During fiscal years 2012 and 2011, approximately $0.1 million of share based compensation was allocated to research and development expenses. During fiscal year 2010, approximately $0.6 million of share based compensation was allocated to research and development expenses. We expect research and development expenses to remain relatively steady as we create and develop new products during fiscal year 2013.

Sales and Marketing. Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Sales and marketing expenses totaled $2.3 million, $2.7 million, and $2.6 million in fiscal years 2012, 2011, and 2010 respectively.  During fiscal year 2012, sales and marketing expenses decreased by approximately $0.4 million compared to fiscal year 2011, primarily related to decreased wage and salary expenses as less sales commissions were earned, and reduced employee relocation costs in fiscal year 2012, compared to fiscal year 2011. During fiscal year 2011 and fiscal year 2010, sales and marketing expenses remained relatively flat. During fiscal year 2012, and fiscal year 2011, approximately $0.1 million of share based compensation expenses was allocated to sales and marketing expense. During fiscal year 2010, $0.2 million of share based compensation was allocated to sales and marketing expense. We expect sales and marketing expenses could increase moderately as we focus on growing our revenue during fiscal year 2013.

General and Administrative. General and administrative expenses consist primarily of wage and salary expenses, share based compensation  expense, and other related costs for finance, human resources, facilities, information technology, legal, audit, insurance and corporate-related expenses. General and administrative expenses totaled $10.9 million, $11.6 million, and $12.4 million during fiscal years 2012, 2011, and 2010, respectively. General and administrative expenses decreased $0.7 million, or 6% during fiscal year 2012, compared to fiscal year 2011, primarily as a result of reduced litigation expenses associated with the defense of intellectual property. General and administrative expenses decreased during fiscal year 2011, compared to fiscal year 2010, primarily as a result of reduced share-based compensation expense in fiscal year 2011, and a reduction in compensation related expenses as the result of the release of a liability for accrued foreign employment taxes related to our Ireland operations. During fiscal years 2012, 2011, and 2010, approximately $0.4 million, $0.6 million, and $1.4 million of share based compensation was allocated to general and administrative expenses, respectively. We expect general and administrative expenses to remain relatively consistent in fiscal year 2013, with the exception of our litigation expenses, which we expect  to increase as our pending litigation matters continue and advance to trial.

Impairment Charge. Impairment charges of approximately $0.3 million, $0.5 million, and $0.3 million were recorded during fiscal years 2012, 2011 and 2010, respectively. The fiscal year 2012 and 2010  impairment charges were the result of our annual fixed asset inventory count and audit for idle or damaged assets in our China production facility. The fiscal year 2011 impairment charge related to fixed assets that were purchased for the expansion of our production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by the acquisition of these assets was determined not to be necessary to meet expected demand.

Interest and Other Income, Expense and Other Expense

Interest and Other Expense. Interest expense relates to our long-term debt with a stockholder and a third party creditor. Interest expense was $4.2 million, $4.5 million, and $5.0 million for fiscal years 2012, 2011, and 2010, respectively. Interest expense fluctuations are a result of changes in the principal balances of the loans.

Interest and Other Income. During fiscal year 2012, we received a $0.3 million payment for damages as the result of our lawsuit against Phostech, which was included in Interest and Other Income in fiscal year 2012.

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

Liquidity and Capital Resources

At March 31, 2012, our principal source of liquidity was cash and cash equivalents of $1.4 million. We do not expect our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next twelve months following March 31, 2012, nor do we anticipate that revenue during fiscal year 2013 will be sufficient to cover our operating expenses. Historically, we have relied upon management’s ability to periodically arrange for additional equity or debt financing to meet our liquidity requirements. Unless our revenues are greater than management currently forecasts or there are other changes to our business plan, we will need to arrange for additional financing to fund operating and capital needs. This financing could take the form of debt or equity. Given our historical operating results and the amount of our existing debt, as well as the other factors, we may not be able to arrange for debt or equity financing on favorable terms or at all.

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

On February 22, 2008, we entered into an At Market Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which has been amended several times, most recently on June 17, 2011, pursuant to Amendment No. 4 to At Market Agreement (the “Amendment”), under which we may issue and sell up to 30,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the At Market Agreement will be 6.0% of the gross proceeds of the sales price per share. During fiscal year 2012, we sold 11.1 million shares for net proceeds of $12.3 million under the At Market Agreement. As of March 31, 2012, we had sold a total of 24.6 million shares under this arrangement for aggregate gross proceeds of $42.2 million. As of March 31, 2012, 5.4 million shares of common stock remain available for issuance and sale under the At Market Agreement. We have sold no shares under this agreement since the first quarter of fiscal year 2012.The At Market Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder.

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

At March 31, 2012, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of March 31, 2012 totaled approximately $1.1 million.  The preferred shares are currently subject to redemption or conversion at the holder’s discretion.  We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable.  Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock.  According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation.  We have no present intention to pay dividends on this preferred stock, including the accrued dividends.  The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005.  The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005. However, because the shares are redeemable in cash, it is likely that any redemption would result in us selling common stock at the current market price to settle such redemption.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2012 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern. Our cash requirements may vary materially from those now planned because of changes in our operations, including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, our stock price, and other adverse developments. These events could have a negative effect on our available liquidity sources. We intend to attempt to improve our liquidity by continued monitoring and reduction of manufacturing, facility and administrative costs. However, there can be no assurance that these efforts will be successful or that the anticipated benefits would be realized in the near term.

The following table summarizes our statement of cash flows for the fiscal years ended March 31, 2012, 2011, and 2010 (in thousands):

	Year ended March 31,
Net cash flows provided by (used in)	2012	2011	2010
Operating activities	$(8,669)	$(17,968)	$(9,618)
Investing activities	(1,245)	(473)	(231)
Financing activities	8,344	18,134	9,013
Effect of foreign exchange rates	83	50	(1)
Net increase in cash and cash equivalents	$(1,487)	$(257)	$(837)

Cash used by operating activities during fiscal years 2012, 2011 and 2010 was $8.7 million, $18.0 million, and $9.6 million, respectively. The cash used for operating activities during each of the fiscal years was primarily for operating losses and working capital requirements. Cash used by operations decreased by $9.2 million in fiscal year 2012 compared to fiscal year 2011 primarily due to a decreased use of cash for accounts receivable and inventory in fiscal year 2012 compared to fiscal year 2011. Cash used by operations increased during fiscal year 2011 compared to fiscal year 2010 due to an $11.5 million increase in cash used in our accounts receivable and a $12.2 million increase in cash used in our inventory. The increased use of cash for our accounts receivable and inventory in fiscal year 2011, compared to fiscal year 2010, was due to our increased sales and inventory production necessary to support the increased demand of our customers.

Cash used by investing activities during fiscal years 2012, 2011 and 2010 was $1.2 million, $0.5 million and $0.2 million, respectively. The cash used by investing activities in all fiscal years was primarily for the acquisition of capital equipment for our China facilities.

We obtained net cash from financing activities during fiscal years 2012, 2011 and 2010 of $8.3 million, $18.1 million and $9.0 million, respectively. Net cash provided by financing activities in fiscal year 2012 consisted of selling approximately 11.1 million shares of our common stock with proceeds net of commissions totaling $12.3 million under the At Market Agreement with Wm. Smith & Co. In addition, we obtained $4.0 million in cash from Carl Berg, an affiliate, in exchange for two promissory notes during fiscal year 2012. Those promissory notes were surrendered in exchange for shares of common stock during August 2011 and January 2012, as discussed in more detail in Note 19 Related Party Transactions, of Notes to the Consolidated Financial Statements. In addition, we made payments on our short term debt to a third party financing company totaling $8.0 million in fiscal year 2012. Net cash provided by financing activities in fiscal year 2011 consisted of $2.9 million of common stock sold under the Common Stock Purchase Agreement with Seaside, $12.0 million in sales of our common stock to Carl Berg, which consisted of cash payments and the settlements of certain promissory notes, as discussed in more detail in Note 19 Related Party Transactions, of Notes to the Consolidated Financial Statements, and $12.1 million of common stock sold under our At Market Agreement with Wm. Smith & Co. In addition, we made payments on our short term debt to a third party financing company totaling $9.0 million in fiscal year 2011. Net cash provided by financing activities in fiscal year 2010 includes $4.3 million of common stock sold under the Common Stock Purchase Agreement with Seaside, $3.5 million in sales of our common stock to Carl Berg, $1.2 million of common stock sold under our At Market Agreement with Wm. Smith & Co, and $0.1 million received from the exercise of stock options by employees.

Short-Term and Long-Term Principal and Interest Repayment Obligations

At March 31, 2012, our cash obligations for short-term and long-term debt principal, gross of accreted debt discount, and interest consisted of (in thousands):

March 31, 2012
Short-term debt	$3,000
Current portion of interest on short-term debt	17
1998 long-term debt to stockholder	14,950
2001 long-term debt to stockholder	20,000
Long term portion of interest on debt	33,322
Total	$71,289

At March 31, 2012, our repayment obligations of short-term and long-term debt principal are (in thousands):

	Fiscal Year ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Principal repayments	$3,000	$—	$—	$34,950	$—	$—	$37,950

We have and will continue to have a significant amount of indebtedness and other obligations. As of March 31, 2012, we had approximately $71.2 million of total consolidated indebtedness, including accrued interest. Included in this amount are $35.0 million of loans outstanding to an affiliate of Carl Berg, $33.3 million of accumulated interest associated with those loans and $3.0 million of principal and interest outstanding with a third party. The $3.0 million principal balance was previously held by iStar, a third party finance company. In March 2012, the loan was transferred to a third party individual, and that individual extended the maturity date of the remaining principal balance of $3.0 million to June 30, 2012.

The terms of the certificates of designation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005.  Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date.  There currently are no redemption deadlines.  As set forth above, although dividends are not due, they are continuing to accrue, and were approximately $1.1 million  as of March 31, 2012.

If cash flow from operations is not adequate to meet our debt obligations, additional debt or equity financing will be required. There can be no assurance that we could obtain the additional financing when required.

Contractual Obligations

At March 31, 2012, our contractual obligations and payments due by period are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Short-term debt, net of discount	$2,984	$2,984	$—	$—	$—
Current portion of interest payable on short-term debt	17	17	—	—	—
Long-term debt to stockholder, net of discount	34,910	—	—	34,910	—
Long-term interest payable to stockholder	33,322	—	—	33,322	—
Operating lease obligations	1,354	815	539	—	—
Purchase obligations	14,863	14,863	—	—	—
Total	$87,450	$18,679	$539	$68,232	$—

Lease Commitments

We have no capital leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S”). The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, inventory valuation adjustments, inventory overhead absorption, warranty liabilities, and share-based compensation expense. Our accounting policies are described in Note 3, Summary of Significant Accounting Policies, of Notes to the Consolidated Financial Statements. The following further describes the methods and assumptions we use in our critical accounting policies and estimates.

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

Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete or impaired balances.

Warranty

We record warranty liabilities at the time of sale for the estimated costs that may be incurred under our basic limited warranty. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect the warranty liability calculations  include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the warranty obligation. Each quarter, we re-evaluate the estimate to assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Share Based Compensation

We measure share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 15, Share-Based Compensation, of Notes to Condensed Consolidated Financial Statements, for further discussion of share-based compensation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We are exposed to financial market risks, including changes in foreign currency exchange rates.

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

We feel that a 10% change in foreign currency exchange rates would not have a material affect on our financial statements.

We have not used any forward contracts, currency borrowings or derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

Interest Rate Sensitivity. We are exposed to financial market risks, including changes in interest rates.

Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement (with a $3.0 million principal balance as of March 31, 2012) we entered into on July 13, 2005, with iStar, (the loan was transferred from iStar to a third party individual effective March 2012), with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at March 31, 2012). In addition, we have a loan payable to Berg & Berg, a company whose managing director is Carl E. Berg, our largest stockholder and Chairman of our Board of Directors. The loan is dated July 1998 (the "1998 Loan"), and is payable on September 30, 2015. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at March 31, 2012). Berg & Berg has never changed the interest rate on the 1998 Loan since the loan was made.

We feel that a 10% change in interest rates would not have a material affect on our financial statements.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at March 31, 2012 (in thousands):

	Expected Maturity Date by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$—	$—	$—	$20,000	$—	$—	$20,000
Variable rate debt	$3,000	$—	$—	$14,950	$—	$—	$17,950

Based on borrowing rates currently available to use for loans with similar terms, the carrying value of our debt obligations approximates fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valence Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Valence Technology, Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of its operations and comprehensive loss and its cash flows for each of the three fiscal years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

PMB HELIN DONOVAN, LLP

Austin, Texas

May 23, 2012

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

	March 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,428	$2,915
Trade receivables, net of allowance of zero and $361 respectively	11,270	13,615
Inventory, net	12,718	12,491
Prepaid and other current assets	1,793	2,661
Total current assets	27,209	31,682

Property, plant and equipment, net	3,914	4,192
Other long-term assets	406	143
Total assets	$31,529	$36,017

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,659	$9,150
Accrued expenses	4,728	6,063
Short-term debt, net of debt discount	2,984	10,686
Total current liabilities	14,371	25,899

Long-term interest payable to stockholder	33,322	30,350
Long-term debt to stockholder, net of debt discount	34,910	34,889
Other long-term liabilities	32	103

Commitments and contingencies

Preferred Stock
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding at March 31, 2012 and 2011, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 171,779,762 shares issued and 169,976,618 shares outstanding, respectively, as of March 31, 2012, and 156,762,353 shares issued and 154,959,209 shares outstanding, respectively, as of March 31, 2011	172	157
Additional paid-in capital	555,013	537,957
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(606,608)	(593,702)
Accumulated other comprehensive loss	(3,129)	(3,082)
Total stockholders’ deficit	(59,716)	(63,834)
Total liabilities, preferred stock, and stockholders’ deficit	$31,529	$36,017

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

	Year ended March 31,
	2012	2011	2010
Revenue	$44,381	$45,882	$16,080
Cost of sales	36,833	36,446	14,093
Gross margin	7,548	9,436	1,987
Operating expenses:
Research and product development	3,616	3,622	4,464
Sales and marketing	2,308	2,665	2,614
General and administrative	10,908	11,648	12,418
Asset impairment charge	314	502	301
Total operating expenses	17,146	18,437	19,797
Operating loss	(9,598)	(9,001)	(17,810)
Foreign exchange gain	626	839	44
Interest and other income	402	15	30
Interest and other expense	(4,163)	(4,538)	(4,980)
Casualty loss	—	—	(300)
Net loss	(12,733)	(12,685)	(23,016)
Dividends on preferred stock	173	172	172
Net loss available to common stockholders, basic and diluted	$(12,906)	$(12,857)	$(23,188)
Other comprehensive loss:
Net loss	$(12,733)	$(12,685)	$(23,016)
Change in foreign currency translation adjustments	(47)	66	(12)
Comprehensive loss	$(12,780)	$(12,619)	$(23,028)
Net loss per share available to common stockholders, basic and diluted	$(0.08)	$(0.09)	$(0.18)
Shares used in computing net loss per share available to common stockholders, basic and diluted	165,241	141,655	126,211

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS)

	Common Stock		Treasury Stock		Additional		Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at March 31, 2009	125,043	$125	1,803	$(5,164)	$498,646	$(557,657)	$(3,135)	$(67,185)
Sale of stock to private investors	4,511	4	—	—	5,376	—	—	5,381
Sale of stock to a related party	2,342	2	—	—	3,498	—	—	3,500
Exercise of stock options	76	1	—	—	132	—	—	133
Dividends on preferred stock	—	—	—	—	—	(172)	—	(172)
Share based compensation	—	—	—	—	2,184	—	—	2,184
Issuance of warrants	—	—	—	—	73	—	—	73
Net loss	—	—	—	—	—	(23,016)	—	(23,016)
Change in translation adjustment	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2010	131,972	$132	1,803	$(5,164)	$509,909	$(580,845)	$(3,147)	$(79,115)
Sale of stock to private investors	11,860	12	—	—	15,104	—	—	15,115
Sale of stock to a related party	12,930	13	—	—	12,007	—	—	12,020
Dividends on preferred stock	—	—	—	—	—	(172)	—	(172)
Share based compensation	—	—	—	—	828	—	—	828
Issuance of warrants	—	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(12,685)	—	(12,685)
Change in translation adjustment	—	—	—	—	—	—	65	65
Balance at March 31, 2011	156,762	$157	1,803	$(5,164)	$537,957	$(593,702)	$(3,082)	$(63,834)
Sale of stock to private investors	11,065	10	—	—	12,301	—	—	12,311
Sale of stock to a related party	3,911	4	—	—	4,030	—	—	4,034
Exercise of stock options	42	1	—	—	32	—	—	33
Dividends on preferred stock	—	—	—	—	—	(173)	—	(173)
Share based compensation	—	—	—	—	674	—	—	674
Issuance of warrants	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(12,733)	—	(12,733)
Change in translation adjustment	—	—	—	—	—	—	(47)	(47)
Balance at March 31, 2012	171,780	$172	1,803	$(5,164)	$555,013	$(606,608)	$(3,129)	$(59,716)

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(12,733)	$(12,685)	$(23,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,059	1,060	1,155
Bad debt expense, net of recoveries	290	324	4
Accretion of debt discount and other	319	(126)	490
Asset impairment charge	314	502	301
Casualty loss	—	—	300
Foreign exchange gain	(626)	(839)	(44)
Share based compensation	681	828	2,185
Provision for obsolete inventory	1,227	1,876	908
Changes in operating assets and liabilities:
Trade receivables	2,055	(11,101)	404
Inventory	(973)	(8,560)	3,640
Prepaid and other current assets	1,210	(1,011)	596
Long-term assets	(174)	(143)	—
Accounts payable	(2,661)	7,255	(8)
Accrued expenses and long-term interest	1,343	4,652	3,467
Net cash used in operating activities	(8,669)	(17,968)	(9,618)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,245)	(473)	(231)
Net cash used in investing activities	(1,245)	(473)	(231)

Cash flows from financing activities:
Proceeds from short-term debt to stockholder	4,000	5,000	—
Proceeds from stock option exercises	33	—	132
Proceeds from issuance of common stock, net of issuance costs	12,311	22,134	8,881
Payment of short-term debt	(8,000)	(9,000)	—
Net cash provided by financing activities	8,344	18,134	9,013

Effect of foreign exchange rates on cash and cash equivalents	83	50	(1)

Decrease in cash and cash equivalents	(1,487)	(257)	(837)
Cash and cash equivalents, beginning of year	2,915	3,172	4,009
Cash and cash equivalents, end of year	$1,428	$2,915	$3,172

Supplemental information:
Income taxes paid	$120	$—	$—
Interest paid	$413	$1,166	$1,377
Cancellation of debt from stockholder in exchange for common shares	$4,034	$5,020	$—
Accrual of dividends in accrued expenses	$173	$172	$172

The accompanying notes are an integral part of these consolidated financial statements.

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BUSINESS STRATEGY:

Valence Technology, Inc. and subsidiaries (the "Company”) was founded in 1989 and has commercialized the industry’s first lithium phosphate technology. The Company develops, manufactures and sells advanced, high-energy power systems utilizing its proprietary phosphate-based lithium-ion technology for diverse applications, with special emphasis on fleet hybrid and electric vehicles, portable appliances and other industry and consumer applications.  The Company’s mission is to promote the wide adoption of high-performance, safe, long cycle life, environmentally friendly, low-cost energy storage systems. To accomplish this mission and address the significant market opportunity the Company believes is available, the Company plans to utilize the numerous benefits of its latest energy storage technology, deep intellectual property portfolio and extensive experience of its management team.

The Company believes that the improved features and functionality of its latest U-Charge® lithium phosphate energy storage systems are well suited for electric vehicle (“EV”), plug-in hybrid electric vehicle (“PHEV”) and similar applications. U-Charge® lithium phosphate energy storage systems address the safety and limited life weaknesses of other lithium technologies while offering a solution that is competitive in cost and performance.  The Company’s latest U-Charge® system builds upon these features and adds improvements in state of charge monitoring, cell and pack balancing, battery monitoring and diagnostics, and certain field reparability.

The Company’s business plan and strategy focus on the generation of revenue from product sales, while controlling costs through partnerships with contract manufacturers and internal manufacturing efforts through the Company’s two wholly owned subsidiaries in China. The Company expects to develop target markets through the sales of its latest U-Charge® system lithium phosphate energy storage systems and custom lithium phosphate energy storage systems based on programmable Command and Control Logic.

2. GOING CONCERN AND LIQUIDITY AND CAPITAL RESOURCES:

GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses each year since its inception in 1989 and had an accumulated deficit of $607 million as of March 31, 2012. For the years ended March 31, 2012, 2011, and 2010, the Company sustained net losses available to common stockholders of $12.9 million, $12.9 million, and $23.2 million, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for the next twelve months. The Company’s ability to continue as a going concern is contingent upon its ability to meet its working capital requirements. If the Company is unable to arrange for debt or equity financing on favorable terms or at all, the Company’s ability to continue as a going concern is uncertain. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2012, the Company’s principal sources of liquidity were cash and cash equivalents of $1.4 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next twelve months following March 31, 2012, nor does the Company anticipate revenue during fiscal year 2013 will be sufficient to cover its operating expenses. Historically, the Company has relied upon management’s ability to periodically arrange for additional equity or debt financing to meet the Company’s liquidity requirements.

Unless the Company’s revenues are greater than management currently forecasts or there are other changes to the Company’s business plan, the Company will need to arrange for additional financing within the next three to six months to fund operating and capital needs. This financing could take the form of debt or equity. Given the Company’s historical operating results and the amount of existing debt, as well as other factors, the Company may not be able to arrange for debt or equity financing from third parties on favorable terms or at all.

The Company’s cash requirements may vary materially from those now planned because of changes in the Company’s operations including the failure to achieve expected revenues, greater than expected expenses, changes in OEM relationships, market conditions, the failure to timely realize the Company’s product development goals, the Company's stock price, and other adverse developments. These events could have a negative effect on the Company’s available liquidity sources during the next twelve months.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of allowance for doubtful accounts, inventory valuation adjustments and inventory overhead absorption as discussed in Note 7, Inventory, of Notes to the Consolidated Financial Statements, warranty liabilities as discussed in Note 13, Commitments and Contingencies, of Notes to the Consolidated Financial Statements, and share based compensation as discussed in Note 15, Share Based Compensation, of Notes to the Consolidated Financial Statements. Actual results could differ from those estimates.

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has the following subsidiaries:

Valence Technology Cayman Islands Inc., Valence Technology (Suzhou) Co., Ltd., and Valence Energy-Tech (Suzhou) Co., Ltd.

Intercompany balances and transactions are eliminated upon consolidation.

RECLASSIFICATIONS:

Where appropriate, the prior years’ financial statements have been reclassified to conform to current year presentation. For the consolidated statement of cash flows for the fiscal years ended March 31, 2011 and 2010, changes in the long-term debt interest accruals were reclassified from the Accretion of debt discount and other line item to the Accrued expenses and long term interest line item.

None of the changes impact the Company’s previously reported consolidated net revenue, loss from operations, net loss, net loss per share, or net cash used in operating activities.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates to be cash equivalents.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash and cash equivalents. The Company provides an allowance for doubtful accounts based upon its expected ability to collect accounts receivable. The Company makes estimates about the uncollectability of its accounts receivable. The Company specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The need to write off a receivable balance depends on the age, size and a determination of collectability of the receivable. Credit losses to date have been within the Company’s estimates.

Cash and cash equivalents are invested in deposits with a major financial institution. As of March 31, 2012, the Company had approximately $0.7 million, denominated in the Chinese Yuan, in banks registered in the People’s Republic of China, which are not insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists.

INVENTORY:

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete or impaired balances.

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

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

REVENUE RECOGNITION:

The Company generates revenues from sales of products including batteries and battery systems. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or transfer of title and risk of loss has occurred, seller’s price to the buyer is fixed and determinable, and collection is reasonably assured. For shipments where the transfer of title and risk of loss does not occur until the customer has accepted the product, the Company relies upon third party shipper notifications and notices of acceptance from the customer to recognize revenue. For all shipments, the Company estimates a return rate percentage based upon historical experience. From time to time, the Company provides sales incentives in the form of rebates or other price adjustments; these are generally recorded as reductions to revenue on the latter of the date the related revenue is recognized or at the time the rebate or sales incentive is offered.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred.

WARRANTY:

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its basic limited warranty and extended warranty programs. The warranty terms and conditions generally provide for replacement of defective products. Factors that affect the Company’s warranty liability include the number of units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. Each quarter, the Company re-evaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

SHIPPING AND HANDLING COSTS:

The Company recognizes as revenue amounts billed to customers related to shipping and handling with related expenses recorded as a component of cost of sales.

ADVERTISING COSTS:

Advertising costs are charged to expense as incurred. Advertising expenses for each of fiscal years 2012, 2011 and 2010 were less than $0.1 million.

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHARE-BASED COMPENSATION:

The Company measures share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black- Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 15, Share Based Compensation, of Notes to the Consolidated Financial Statements for further discussion of share-based compensation.

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

	March 31,
	2012	2011	2010
Shares reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock	3,628,634	3,628,634	3,628,634
Common stock options outstanding	6,194,884	6,283,313	5,545,652
Warrants to purchase common stock	215,000	215,000	115,000
Total	10,038,518	10,126,947	9,289,286

The number of shares listed above as reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible into shares of the Company’s stock at the election of the Company, subject to certain limitations.  At March 31, 2012, up to approximately $1.1 million in accrued dividends would be convertible into up to 1,448,910 shares of common stock based on the closing sales price of $0.77 per share on March 31, 2012.

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS:

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

4. IMPAIRMENT CHARGE:

Impairment charges of approximately $0.3 million, $0.5 million, and $0.3 million were recorded during fiscal years 2012, 2011 and 2010, respectively. The fiscal year 2012 and 2010 impairment charges were the result of the Company's annual fixed asset inventory count and audit for idle or damaged assets in the Company's China production facility. In fiscal year 2011, the Company determined that fixed assets that were purchased for the expansion of production facilities in China were impaired, as the additional capacity provided by acquisition of these assets was determined to be unnecessary to meet expected demand. The fair value measurements used in the Company’s impairment analyses fall within Level 3 of the fair value hierarchy (inputs that are not based on observable market data), as they were based on the future expected cash flows that the assets were expected to generate.

5. CASUALTY LOSS:

In the second quarter of fiscal year 2010, the Company experienced a fire at an offsite warehouse in Suzhou, China, which contained certain fixed assets and inventory. Based upon initial estimates of the casualty loss and expected insurance recoveries from this incident, the Company recorded a casualty loss of $0.6 million in the quarter ended September 30, 2009, a receivable for the expected insurance recoveries of $3.5 million, a reduction of inventory and fixed assets of approximately $3.0 million, and related accrued liabilities for VAT taxes and expected clean up costs of approximately $1.0 million. The Company settled a claim with its insurance carrier during the fourth quarter of fiscal year 2010 for $3.2 million related to this fire, and recorded a $0.3 million reduction of the casualty loss previously recorded.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides an allowance for doubtful accounts based upon its expected ability to collect accounts receivable. The Company makes estimates about the uncollectability of its accounts receivable.

The allowance for doubtful accounts is as follows at (in thousands):

	March 31,
	2012	2011
Beginning balance	$361	$43
Add: reserves	2,714	361
Less: recoveries	(2,442)	(43)
Less: write-offs	(633)	—
Ending balance	$—	$361

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVENTORY:

Inventory consisted of the following at (in thousands):

	March 31,
	2012	2011
Raw materials	$1,988	$2,962
Work-in-process	2,988	6,282
Finished goods	7,742	3,247
Total Inventory	$12,718	$12,491

            Included in inventory at March 31, 2012, and 2011, respectively, were valuation allowances of $2.1 million and $1.3 million, respectively, to reduce their carrying values to the lower of cost or market. Management has valued overhead absorption related to work in process based on estimates of completion at March 31, 2012 and 2011.

8. PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following at (in thousands):

	March 31,
	2012	2011
Other receivables	$382	$904
Deposits	833	733
Prepaid insurance	373	46
Other prepaid expenses	205	978
Total prepaid and other current assets	$1,793	$2,661

9. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation, amortization, and impairment charges, consisted of the following at (in thousands):

	March 31,
	2012	2011
Leasehold improvements	$1,457	$992
Machinery and equipment	8,456	7,768
Office and computer equipment	2,433	2,324
Construction in progress	—	104
Property, plant, and equipment, gross	12,346	11,188
Less: accumulated depreciation and amortization	(7,255)	(6,000)
Less: impairment charges	(1,177)	(996)
Total property, plant, and equipment, net	$3,914	$4,192

Impairment charges of approximately $0.3 million, $0.5 million, and $0.3 million were recorded during fiscal years 2012, 2011, and 2010, respectively. The fiscal year 2012 and 2010 impairment charges were the result of the Company's annual fixed asset inventory count and audit for idle or damaged assets in its China production facility. The fiscal year 2011 impairment charge relates to fixed assets that were purchased for the expansion of the Company's production facilities in China. These production assets were deemed to be impaired since the additional capacity provided by these acquisition of these assets were determined not to be necessary to meet expected demand.

Depreciation expense was approximately $1.1 million, $1.1 million, and $1.2 million for the fiscal years end March 31, 2012, 2011, and 2010, respectively.

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	March 31,
	2012	2011
Accrued compensation	$686	$1,217
Professional services	375	222
Warranty reserve	1,384	1,653
Inventory received, not invoiced	397	893
Accrued dividends on preferred stock	1,120	947
Other accrued expenses	766	1,131
Total accrued expenses	$4,728	$6,063

11. DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	March 31,
	2012	2011
Short term debt	$3,000	$11,000
Less: unaccreted debt discount	(16)	(314)
Short-term debt, net of debt discount	$2,984	$10,686

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board of Directors of the Company. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at March 31, 2012, and the interest payable on the loan was at a rate of 6.75% at March 31, 2012. As of March 31, 2012, a total of $17.0 million in principal payments have been made on the 2005 Loan and the remaining principal balance was $3.0 million as of March 31, 2012.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”) each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and is being accreted as interest expense over the life of the loan. April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through March 31, 2012, a total of approximately $2.8 million has been accreted and included as interest expense.

The 2005 Loan has been amended several times since its origination, most recently on December 22, 2011, when the Company entered into an Amendment No. 4 to Loan and Security Agreement and Other Loan Documents (the “Amendment No. 4”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg. Amendment No. 4 extended the maturity date of the three remaining principal payments of $1 million each (due in December 2011, January 2012 and February 2012) such that $1.5 million was due on March 10, 2012 and the final $1.5 million was due on April 10, 2012 (“New Maturity Dates”). In March 2012, a third party individual purchased the loan from iStar, and extended the maturity date to June 30, 2012. The full amount of unpaid principal and interest is due and payable on June 30, 2012.

In connection with the 2005 Loan, the Company had previously issued to iStar two Warrants to Purchase Common Stock of Valence Technology, Inc. (the “Warrants”), pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock (the “Common Stock”), at an exercise price of $1.45 per share and  up to 115,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share on or before January 11, 2014 and March 30, 2013, respectively. Under the terms in Amendment No. 4, the exercise periods of the two warrants that iStar or its affiliates hold have each been extended for one year to January 11, 2015 and March 30, 2014, respectively.

The fair value assigned to these warrants, totaling approximately $0.1 million, has been recorded as a discount on the debt and will be accreted as interest expense over the remaining life of the loan. The 2011 Warrants were valued using the Black-Scholes valuation method using the assumptions of a life of 36 months, 100.5% volatility, and a risk-free rate of 1.0%.

12. NOTES PAYABLE TO STOCKHOLDER:

Long-term debt to stockholder, net of debt discount, consisted of the following (in thousands) at:

	March 31,
	2012	2011
2001 Loan	$20,000	$20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(40)	(61)
Long-term debt to stockholder, net of debt discount	$34,910	$34,889

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. Through March 31, 2012, a total of $5.1 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the fiscal years 2012, 2011, and 2010 was $1.6 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $16.5 million and $14.8 million as of March 31, 2012 and March 31, 2011, respectively.

 In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at March 31, 2012). The maturity date of the 1998 Loan has been extended multiple times, most recently on July 27, 2011, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2012 to September 30, 2015. The amount charged to interest expense on the outstanding balance of the loan for each of the fiscal years 2012, 2011, and 2010 was $1.3 million. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the consolidated balance sheet. The accrued interest amounts for the 1998 Loan were $16.8 million and $15.5 million as of March 31, 2012 and March 31, 2011, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

13. COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company leases office space in the United States and Ireland to support its research and development activities, sales and marketing activities, and general and administrative activities. In addition, the Company leases manufacturing facilities in China to support its inventory production activities.

Total rent expense for the fiscal years 2012, 2011 and 2010, was approximately $0.7 million, $0.7 million and $0.8 million, respectively. Future minimum payments on operating leases for fiscal years following March 31, 2012 are (in thousands):

2013	$815
2014	437
2015	102
2016	—
2017 and thereafter	—
Total minimum payments	$1,354

At March 31, 2012, the Company's contractual obligations and payments due by period are as follows (in thousands):

		Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	Thereafter
Contractual obligations:
Short-term debt, net of discount	$2,984	$2,984	$—	$—	$—	$—
Current portion of interest payable on short-term debt	17	17	—	—	—	—
Long-term debt to stockholder, net of discount	34,910	—	—	—	34,910	—
Long-term interest payable to stockholder	33,322	—	—	—	33,322	—
Operating lease obligations	1,354	815	437	102	—	—
Purchase obligations	14,863	14,863	—	—	—	—
Total	$87,450	$18,679	$437	$102	$68,232	$—

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTIES:

The Company has established a warranty reserve in relation to the sale of U-Charge ® Power Systems, custom packs, and other large-format power systems. The total warranty liability was $1.4 million and $1.7 million as of March 31, 2012 and 2011, respectively.

Product warranty liabilities are as follows at (in thousands):

	March 31,
	2012	2011
Beginning balance	$1,653	$641
Less: claims	(463)	(164)
Add: accruals and (adjustments)	194	1,176
Ending balance	$1,384	$1,653

LITIGATION:

On January 31, 2007, the Company filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of the Company's Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, the Company filed an amended claim alleging additional infringement of the Company's Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010. On February 17, 2011, the Canadian Court ruled in the Company's favor, finding that Phostech infringed the Company's ‘115 Patent. The Appellate Court affirmed the Trial Court Decision. On October 7, 2011, the Company received a payment from Phostech of $532,388 for attorney's fees incurred by the Company during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. This payment is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. During fiscal year 2012, the Company received an additional $336,864 from Phostech as a partial payment of damages. This payment was reflected in interest and other income in our condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. The determination of damages suffered by Valence due to the infringement is ongoing and a hearing to determine those damages is expected in the first part of 2013.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). An amended complaint was filed April 13, 2006. A stay imposed due to the USPTO reexaminations of the two patents was lifted following completion of the reexaminations. On January 8, 2009, Hydro-Quebec filed a second amended complaint, wherein Hydro-Quebec alleges that the cathode technology utilized in all of the Company's commercial products infringes U.S. Reexamined Patent Nos. 5,910,382 and 6,514,640 exclusively licensed to Hydro-Quebec. Hydro-Quebec seeks injunctive relief and monetary damages. The Company has filed a response denying the allegations in the second amended complaint. A Markman hearing to determine the scope of the asserted claims in the two reexamined patents was completed in January 2010. The Special Master submitted recommended findings from the Markman Hearing to the Court in August 2010 and a Court hearing was held on those findings in November 2010. On April 27, 2011, the Court issued its order adopting the report of the Special Master. The Court set a trial date for October 2012. The case is now in the discovery phase. The below-noted case filed by Hydro-Quebec in Dallas was transferred to the United States District Court for the Western District of Texas and has been incorporated into the pending case. On April 6, 2012, the Court ordered the Company to file a Motion for Summary Judgment in the combined case. The Motion was filed on April 26, 2012. The Company is finalizing additional pleadings relating to the motion and awaiting a decision by the Court.

On October 4, 2011, the Company was served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B). Hydro-Quebec seeks injunctive relief and monetary damages. The Complaint alleges that the Company is infringing five US Patents of the University of Texas. The five US Patents are all related to and continuations of the original UT Patent of Goodenough that has been asserted in the above-noted litigation in the Austin, Texas Federal District Court. The Company intends to vigorously defend against the allegations in the complaint and filed a Motion to Transfer the Case to the Western District of Texas in Austin, Texas. The case was transferred to the United States District Court for the Western District of Texas.

The Company is subject, from time to time, to various claims and litigation in the normal course of business. In the Company’s opinion, all pending legal matters will not have a material adverse impact on its consolidated financial statements. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of any such legal matters.

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC. on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005, which was $1.98 per share, and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005, which was $2.96 per share. Berg & Berg has agreed to allow dividends to accrue on the preferred stock. However, because the shares are redeemable in cash, it is likely that any redemption would result in the Company selling common stock at the current market price to settle such redemption. At March 31, 2012, $1.1 million in preferred stock dividends had accrued.

15. SHARE BASED COMPENSATION:

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of March 31, 2012, a total of 28,900 shares had been issued and are outstanding under this plan, and no shares were available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The plan terminated in January 2010, and as of March 31, 2012, a total of 2,546,059 shares had been issued and are outstanding under this plan, and no shares were available to be granted under this plan.

On April 30, 2009, the Board of Directors adopted the Valence Technology, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards, and other stock-based awards and substitute awards to employees, service providers and non-employee directors. Option awards granted under the 2009 Plan typically have required vesting periods between three and four years, and all options granted under this plan have 10 year contractual lives, unless otherwise specified. When awards are exercised, the Company settles the awards by issuing shares of the Company’s common stock. The 2009 Plan also has provisions for the granting of performance based awards, where certain milestones or conditions, as determined by the Company’s Compensation Committee or management, are required to be achieved or met in order for the option award to vest. The maximum number of shares of the Company’s common stock initially reserved for issuance under the 2009 Plan is 3,000,000 shares. The 2009 Plan contains an “evergreen” provision whereby the  number of shares of common stock available for issuance under the 2009 Plan shall automatically increase on the first trading day of April of each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by an amount (the “Annual Increase Amount”) equal to the lesser of (i) one percent (1%) of the total number of shares of common stock outstanding on the last trading day in March of the immediately preceding fiscal year, (ii) 1,500,000 shares and (iii) such lesser amount if set by the Board. On April 1, 2012, an additional 1.5 million shares were added to the 2009 Plan pursuant to the Annual Increase Amount. The maximum number of shares of common stock that may be issued under the 2009 Plan pursuant to the exercise of incentive stock options is the lesser of (A) 3,000,000 shares, increased on the first trading day of April of each fiscal year during the term of the 2009 Plan, beginning with the fiscal year ending March 31, 2011, by the Annual Increase Amount, and (B) 16,500,000 shares. The 2009 Plan also contains an automatic option grant program for the Company’s non-employee directors. Under the automatic option grant program, each individual who first becomes a non-employee board member at any time after the effective date of the 2009 Plan will receive an option grant to purchase 100,000 shares of common stock on the date such individual joins the board. In addition, on the date of each annual stockholders meeting held after the effective date of the 2009 Plan, each non-employee director who continues to serve as a non-employee director will automatically be granted an option to purchase 50,000 shares of common stock, provided such individual has served on the board for at least six months. All employees, service providers and directors of the Company and its affiliates are eligible to participate in the 2009 Plan. This plan will terminate on April 29, 2019. The 2009 Plan was approved by the Company’s stockholders at the annual meeting of stockholders on September 8, 2009.

In fiscal year 2012, the Compensation Committee granted 222,220 performance based restricted stock units ("RSUs") to a certain executive. This award has performance based vesting conditions, which are based on the Company obtaining certain quarterly revenue targets in order for pre-specified amounts of the stock units to vest. During fiscal year 2012, certain minimum performance targets for this award were not met, and a total of 153,845 RSUs expired. Other performance targets were met, and a total of 12,820 RSUs vested. As of March 31, 2012, a total of 68,375 RSUs remain outstanding and 55,555 RSUs are subject to vesting if the pre-specified performance targets are achieved in the upcoming quarter.

In fiscal year 2012, the Compensation Committee granted stock appreciation rights ("SARs") to certain China employees. These SARs vest in equal annual installments over a five year service period, and they entitle the recipient to receive a cash settlement equal to any increase in the Company's stock price, as quoted on the NASDAQ Capital Market. A total of 84,600 SARs were granted during fiscal year 2012, and 80,700 SARs remain outstanding as of March 31, 2012.

In fiscal year 2012, a total of 41,665 stock options were exercised for net proceeds of $32,498. In fiscal year 2012, the Company granted 1,296,470 stock options and RSUs under the 2009 Plan, and as of March 31, 2012, 2,119,925 total stock options and RSUs are outstanding and 2,338,410 shares remain available for grant under the 2009 Plan.

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate stock option activity is as follows (shares and aggregate intrinsic value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(in years)
Outstanding at March 31, 2009	5,762	$2.42
Granted	718	1.46
Exercised	(76)	1.75
Canceled	(858)	3.86
Outstanding at March 31, 2010	5,546	2.08
Granted	1,048	0.95
Exercised	—	—
Canceled	(311)	4.33
Outstanding at March 31, 2011	6,283	1.78
Granted	1,074	1.45
Exercised	(42)	0.78
Canceled	(1,189)	2.12
Outstanding at March 31, 2012	6,126	1.66
Vested and expected to vest at March 31, 2012	5,758	1.69	5.9	*
Exercisable at March 31, 2012	4,560	1.79	5.2	*
 * less than $0.1 million

The following table summarizes information about stock options outstanding at March 31, 2012 (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(in years)
$0.70	-	$1.00	960	8.2	$0.89	463	$0.87
$1.01	-	$2.00	4,339	6.0	1.57	3,285	1.61
$2.01	-	$3.00	385	3.4	2.50	383	2.51
$3.01	-	$4.00	428	4.8	3.49	415	3.50
$4.01	-	$5.25	14	3.3	4.80	14	4.83
$0.70	-	$5.25	6,126	6.1	$1.66	4,560	$1.79

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense for stock plans has been determined based on the fair value at the grant date for options granted in the current fiscal year.

Share-based compensation expenses included in total cost of sales and operating expenses for the years ended March 31, 2012, 2011, and 2010 are summarized as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Cost of sales	$68	16	38
Research and development	84	149	633
Sales and marketing	110	82	154
General and administrative	419	581	1,359
Total share based compensation expense	$681	828	2,184

The aggregate intrinsic value of options exercisable at March 31, 2012 is less than $0.1 million and 41,665 options were exercised during the fiscal year ended March 31, 2012. The aggregate intrinsic value of the options exercised in each of the fiscal years 2012 and 2011 was less than $0.1 million, and the aggregate intrinsic value of the options exercised in fiscal year 2010 was $0.3 million. As of March 31, 2012, the Company had a total of $0.8 million in unrecognized compensation costs related to share-based compensation that is expected to be recognized over a weighted average remaining service period of  2.1 years for non-vested options. The weighted-average grant-date fair value per share of the options granted during each of the fiscal years ended March 31, 2012, 2011 and 2010 was $1.05, $0.68, and $1.06, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in fiscal years 2012, 2011 and 2010:

	Year ended March 31,
	2012	2011	2010
Average expected life	5.9 years	5.4 years	5.8 years
Average expected volatility	87.4%	89.8%	87.1%
Weighted average risk-free interest rate	1.9%	1.7%	2.8%
Dividend yield	None	None	None

16. SIGNIFICANT CUSTOMERS:

Over the last three fiscal years, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows:

	Year ended March 31,
	2012	2011	2010
Segway, Inc.	21%	24%	25%
Rubbermaid Medical Solutions	12	**	**
Howard Technology Solutions	12	**	**
PVI	12	**	**
Smith Electric Vehicles*	12	42	12
* Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** less than 10%

Over the last two fiscal years, a limited number of the Company’s customers have accounted for a significant portion of accounts receivable as follows:

	Year ended March 31,
	2012	2011
Electric Vehicles International	34%	—%
Segway, Inc.	23	17
Howard Technology Solutions	12	**
PVI	11	**
Smith Electric Vehicles*	—	50
* Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** less than 10%

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. INCOME TAXES:

Income taxes included in interest and other expense in the consolidated statement of operations consisted of the following (in thousands):

	Year ended March 31,
	2012		2011	2010
Current provision:	$
Federal		—	—	—
State		—	—	—
Foreign		55	80	—
Deferred provision
Federal		—	—	—
State		—	—	—
Foreign		—	—	—
Total Provision for income taxes		$55	$80	$—

The provision for income taxes due to continuing operations differs from the amount computed by applying the federal statutory rate of 34% to the loss before income taxes as follows (in thousands):

	Year ended March 31,
	2012	2011	2010
Federal tax benefit at statutory rate	$(4,329)	$(4,286)	$(7,825)
Effect of foreign operations	(167)	(1,573)	1,918
State tax provision	(229)	(270)	2
Permanent items and other	2,685	105	(18)
Stock compensation	196	140	152
Research and experimentation credit	(65)	(37)	(53)
Change in tax treatment of Cayman subsidiary	—	(111,948)	—
Expired net operating losses	2,185	45,769	4,575
Change in valuation allowance	(221)	72,180	1,249
Tax provision	$55	$80	$—

The components of the net deferred tax asset were as follows at (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities and other	$1,079	$1,022
Valuation allowance for current deferred tax assets	(1,075)	(1,019)
Net current deferred tax assets	4	3
Non-current deferred tax assets:
Stock compensation	1,369	1,324
Research and experimentation credit carryforwards	2,129	2,064
Deferred rent	24	35
Net operating loss carryforwards — federal and state	176,941	178,069
Net operating loss carryforwards — foreign	3,586	3,586
Impairment reserve	733	724
State tax credits	328	329
Accrued interest	6,195	5,109
Valuation allowance for non-current deferred tax assets	(190,699)	(190,975)
Net non-current deferred tax assets	606	265
Deferred tax liabilities:
Non-current deferred tax liabilities:
Depreciation and amortization	(610)	(268)
Total non-current deferred tax liability	(610)	(268)
Net current deferred tax asset (liability)	$4	$3
Net non-current deferred tax asset (liability)	$(4)	$(3)

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2012, the Company had federal net operating loss carryforwards available to reduce future taxable income of approximately $518 million. The valuation allowance decreased by approximately $0.2 million during the year ended March 31, 2012 primarily due to operating losses not benefited. A portion of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital.

The federal carryforwards expire from 2012 to 2032, if not used before such time to offset future taxable income.

For federal tax purposes, the Company’s net operating loss carryforwards are subject to certain limitations on annual utilization because of changes in ownership, as defined by federal tax law. The Company also has foreign operating loss carryforwards available to reduce future foreign income of approximately $12.8 million.

The major jurisdictions in which the Company files income tax returns include the United States, China, and the United Kingdom. The Company’s income tax returns are not currently under examination by the Internal Revenue Service or other tax authorities. As of March 31, 2012, the earliest year that the Company was subject to examination was 2007. At March 31, 2012, 2011, and 2010, the Company had no material unrecognized tax benefits.

The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

18. EMPLOYEE BENEFIT PLAN:

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

19. RELATED PARTY TRANSACTIONS:

During fiscal year 2012, the Company recognized $4.1 million in revenue from EVI, a customer affiliated with Carl Berg, the Company's largest shareholder and Chairman of the Board of Directors. As of March 31, 2012, EVI has an accounts receivable balance of $3.8 million.

On December 22, 2011, the Company entered into an Amendment No. 4 with iStar and Carl Berg to amend the Original Loan Agreement among the Company, iStar and Mr. Berg. Amendment No. 4 extended the maturity date of the three remaining principal payments of $1 million each (due in December 2011, January 2012 and February 2012) such that $1.5 million was due on March 10, 2012 and the final $1.5 million was due on April 10, 2012. The remainder of the principal and any other outstanding obligations under the Loan were payable in full on the New Maturity Dates. In March 2012, a third party individual purchased the loan from iStar, and extended the maturity date to June 30, 2012. The full amount of unpaid principal and interest is due and payable on June 30, 2012.

In connection with the Loan, the Company had previously issued to iStar two Warrants pursuant to which iStar may purchase up to 100,000 shares of the Company’s Common Stock, at an exercise price of $1.45 per share and  up to 115,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share on or before January 11, 2014 and March 30, 2013, respectively. Under the terms in Amendment No. 4, the exercise periods of the two warrants that iStar or its affiliates hold have each been extended for one year to January 11, 2015 and March 30, 2014, respectively.

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

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 11, 2011, the Company, entered into an Amendment No. 3 to Loan and Security Agreement and Other Loan Documents (the “Amendment”) with iStar, and Carl E. Berg, to amend the Original Loan Agreement among the Company, iStar and Mr. Berg.  The Amendment extended the maturity date of the Loan from February 13, 2011 to March 10, 2012 (the “New Maturity Date”). The Company was obligated continue to make monthly interest payments to iStar, as set forth in the Original Loan Agreement; provided that the Company was also obligated to continue to make monthly principal payments equal to $1,000,000, commencing with the monthly principal payment scheduled for February 2011. The remainder of the principal and any other outstanding obligations under the Loan were payable in full on the New Maturity Date. Additionally, in connection with the Amendment, the Company issued to iStar a Warrant to Purchase Common Stock of Valence Technology, Inc., pursuant to which iStar may purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.45 per share on or before January 11, 2014. Additionally, in connection with the Amendment, the Company paid iStar an extension fee of $260,000 upon the execution of the Amendment.

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

On October 26, 2010, the Company’s Board of Directors authorized the Company to engage in financing transactions (including either loans or the sale of shares of its common stock) with Berg & Berg, Carl E. Berg, or their affiliates from time to time in an aggregate amount of up to $10.0 million when needed by the Company, and as may be mutually agreed. As of the date of this report, a total of $6.0 million of this authorization has been utilized, and $4.0 million remains available for use.

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

On July 27, 2010, the Company’s Board of Directors authorized the Company to engage in financing transactions (including either loans or the sale of shares) with Berg & Berg, Carl E. Berg, or their affiliates from time to time in an aggregate amount of up to $10.0 million when needed by the Company, and as may be mutually agreed. The total amount of $10.0 million has been fully utilized by the Company as of the date of this report.

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

VALENCE TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SEGMENT AND GEOGRAPHIC INFORMATION:

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

Long-lived asset information by geographic area is as follows (in thousands):

	March 31,
	2012	2011
United States	$256	$301
Asia	3,645	3,885
Other	13	6
Total	$3,914	$4,192

Revenues by geographic area are as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$33,610	$38,885	$10,548
Europe	10,342	6,317	3,020
Other	429	680	2,512
Total	$44,381	$45,882	$16,080

21. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following tables present selected unaudited consolidated statement of operation and balance sheet information for each of the quarters in the years ended March 31, 2012 and 2011 (in thousands, except per share data):

	Fiscal Year Ended March 31, 2012,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$14,085	$8,463	$8,505	$13,328	$44,381
Gross margin	2,849	1,758	673	2,268	7,548
Operating loss	(2,249)	(3,762)	(1,643)	(1,944)	(9,598)
Net loss available to common stockholders	(3,134)	(4,606)	(2,460)	(2,706)	(12,906)
Basic and diluted EPS(1)	$(0.02)	$(0.03)	$(0.01)	$(0.02)	$(0.08)

	Fiscal Year Ended March 31, 2011,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Revenue	$5,572	$12,651	$13,754	$13,905	$45,882
Gross margin	925	2,783	2,799	2,929	9,436
Operating loss	(3,529)	(2,731)	(1,220)	(1,521)	(9,001)
Net loss available to common stockholders	(4,654)	(3,624)	(2,044)	(2,535)	(12,857)
Basic and diluted EPS (1)	$(0.04)	$(0.03)	$(0.01)	$(0.01)	$(0.09)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation and Conclusion of Disclosure Controls and Procedures

We  conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2012.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Valence Technology, Inc.:

We have audited the internal control over financial reporting of Valence Technology, Inc. and its subsidiaries (collectively, the "Company”) as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2012, and our report dated May 23, 2012 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

PMB Helin Donovan, LLP

Austin, Texas
May 23, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2012.

 ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information regarding related party transactions may be found in Note 19, Related Party Transactions, of Notes to the Consolidated Financial Statements, pursuant to Financial Reporting Release No. 61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year ended March 31, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The following consolidated financial statements of Valence Technology, Inc. and Subsidiaries contained under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference:

Consolidated Balance Sheets as of March 31, 2012 and 2011, Consolidated Statements of Operations and Comprehensive Loss for the years ended March 31, 2012, 2011, and 2010, Consolidated Statements of Stockholders’ Deficit for the years ended March 31, 2012, 2011, and 2010, and Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011, and 2010.

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

4.2	Certificate of Designations, Preferences and Rights of Series C-1 Convertible Preferred Stock of the Registrant	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.3	Certificate of Designations, Preferences and Rights of Series C-2 Convertible Preferred Stock of the Registrant	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K dated November 30, 2004, filed with the Securities and Exchange Commission on December 1, 2004.

4.4	Warrant to Purchase Common Stock, issued March 30, 2010 to iStar Tara LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

4.5	Warrant to Purchase Common Stock, issued January 11, 2011 to iStar Tara LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

4.6	First Amendment to Warrant to Purchase Common Stock, issued March 30, 2010 to iStar Tara LLC, dated December 9, 2011	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 22, 2011, filed with the Securities and Exchange Commission on December 23, 2011.

4.7	First Amendment to Warrant to Purchase Common Stock, issued January 11, 2011 to iStar Tara LLC, dated December 9, 2011	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 22, 2011, filed with the Securities and Exchange Commission on December 23, 2011.

Number		Description of Exhibit	Method of Filing

10.1		Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated July 17, 1990
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

Number	Description of Exhibit	Method of Filing

10.12	Amendment No. 6 to Loan Agreement between the Registrant and Baccarat Electronics, Inc., dated November 27, 2000 (subsequently transferred to Berg & Berg Enterprises LLC)
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

10.21	Amendment to Loan Agreements with Berg & Berg Enterprises, LLC dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

10.22	Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 1, 2005 (Amendment No. 3 to October 5, 2001 Loan Agreement and Amendment No. 11 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

Number		Description of Exhibit	Method of Filing

10.23		Loan Agreement dated July 13, 2005, by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.24		Registration Rights Agreement dated July 13, 2005 by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.25		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 13, 2005 (Amendment No. 4 to October 5, 2001 Loan Agreement and Amendment No. 12 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.26		Assignment Agreement, dated July 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.27		Assignment Agreement, dated December 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.

10.28		Letter Agreement, effective March 13, 2007, by and between the Registrant and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.

10.29	*	FY 2011 Incentive Compensation and Stock Option Incentive Awards (Robert L. Kanode)
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.30		Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.31		At Market Issuance Sales Agreement, dated February 22, 2008, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.32		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated June 12, 2008 (Amendment No. 5 to October 5, 2001 Loan Agreement and Amendment No. 13 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.33		Employment Letter Agreement, dated October 1, 2008, by and between Valence Technology Inc., and Koon Cheng Lim	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.34	*	2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

Number		Description of Exhibit	Method of Filing

10.35	*	Notice of Grant of Stock Option and Stock Option Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-Kfor the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.36	*	Notice of Grant of Non-Employee Director Automatic Stock Option and Automatic Stock Option Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.37	*	Notice of Grant of Restricted Stock and Restricted Stock Issuance Agreement under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.38	*	Addendum to Stock Option Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.39	*	Addendum to Restricted Stock Issuance Agreement regarding Involuntary Termination Following a Change of Control under 2009 Equity Incentive Plan
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on May 26, 2011.

10.40		Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.41		Amendment No. 1 to At Market Issuance Sales Agreement, dated July 2, 2009, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 6, 2009, filed with the Securities and Exchange Commission on July 6, 2009.

10.42
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

10.43		Employment Letter Agreement by and between the Registrant and Randall J. Adleman	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, effective March 1, 2010, filed with the Securities and Exchange Commission on February 17, 2010.

10.44		Letter Agreement, dated February 22, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 24, 2010, filed with the Securities and Exchange Commission on February 24, 2010.

10.45		Amendment No. 2 to Loan and Security Agreement and Other Loan Documents dated March 30, 2010 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated April 5, 2010, filed with the Securities and Exchange Commission on April 5, 2010.

10.46		Letter Agreement, dated August 26, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated August 26, 2010, filed with the Securities and Exchange Commission on August 30, 2010.

Number		Description of Exhibit	Method of Filing

10.47		Letter Agreement, dated September 28, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 28, 2010, filed with the Securities and Exchange Commission on September 30, 2010.

10.48		Letter Agreement, dated December 3, 2010, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 3, 2010, filed with the Securities and Exchange Commission on December 6, 2010.

10.49		Amendment No. 2 to At Market Issuance Sales Agreement, dated December 30, 2010, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.

10.50		Amendment No. 3 to Loan and Security Agreement and Other Loan Documents dated January 11, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 11, 2011, filed with the Securities and Exchange Commission on January 12, 2011.

10.51		Amendment No. 3 to At Market Issuance Sales Agreement, dated January 22, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 22, 2011, filed with the Securities and Exchange Commission on January 24, 2011.

10.52		Amendment No. 4 to Loan and Security Agreement and Other Loan Documents dated December 22, 2011 by and among the Registrant, Carl Berg and iStar Tara LLC, successor in interest to SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 22, 2011, filed with the Securities and Exchange Commission on December 23, 2011.

10.53		Amendment No. 4 to At Market Issuance Sales Agreement, dated June 17, 2011, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 17, 2011, filed with the Securities and Exchange Commission on June 20, 2011.

10.54
(Omnibus) Amendment No. 15 to Loan Agreement dated July 17, 1990 between the Registrant and Baccarat Electronics, Inc. (subsequently transferred to Berg & Berg Enterprises, LLC) and Amendment No. 7 to Loan Agreement dated October 5, 2001 between the Registrant and Berg & Berg Enterprises, LLC, each dated as of July 27, 2011
Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 27, 2011, filed with the Securities and Exchange Commission on July 28, 2011.

10.55		Letter Agreement, dated January 13, 2012, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 13, 2012, filed with the Securities and Exchange Commission on January 18, 2012.

10.56	*	Performance Based Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 15, 2011, filed with the Securities and Exchange Commission on September 21, 2011.

10.57	*	Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 15, 2011, filed with the Securities and Exchange Commission on September 21, 2011.

Number	Description of Exhibit	Method of Filing

21.1	List of subsidiaries of the Registrant	Filed herewith.

23.1	Consent of PMB Helin Donovan, LLP, an Independent Registered Public Accounting Firm	Filed herewith.

24.1	Power of Attorney	Contained on the signature page hereto.

31.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

* Compensation plans or arrangements in which directors or executive officers are eligible to participate.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALENCE TECHNOLOGY, INC.

Dated: May 23, 2012

/s/ Robert L. Kanode

Robert L. Kanode
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert L. Kanode and Donald E. Gottschalk, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert L. Kanode	President and Chief Executive Officer	May 23, 2012
Robert L. Kanode	(Principal Executive Officer) and Director

/s/ Donald E. Gottschalk	Acting Chief Financial Officer (Principal Financial	May 23, 2012
Donald E. Gottschalk	and Accounting Officer)

/s/ Carl E. Berg	Director and Chairman of the Board	May 23, 2012
Carl E. Berg

/s/ Vassilis G. Keramidas	Director	May 23, 2012
Vassilis G. Keramidas

/s/ Bert C. Roberts, Jr.	Director	May 23, 2012
Bert C. Roberts, Jr.