Form 10-K/A
period 2012-03-31
VALENCE TECHNOLOGY INC
filed 2012-07-30
CIK 885551

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents Incorporated By Reference:

None

Explanatory Note

Valence Technology, Inc. (the “Company,” “Valence,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2012 (the “Original Filing”), to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Annual Report as originally filed.

VALENCE TECHNOLOGY, INC.
FORM 10-K/A
(Amendment No. 1)
FISCAL YEAR ENDED MARCH 31, 2012

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following tables set forth certain information with respect to our directors and officers as of July 1, 2012. Our Fourth Amended and Restated Bylaws provide that the number of directors constituting the Board shall be between four and seven, to be fixed by the Board from time to time. The Board has currently fixed the number of directors at five.

Directors	Age	Position
Carl E. Berg	75	Director and Chairman of the Board
Robert L. Kanode	62	Director
Vassilis G. Keramidas (1)	72	Director
Bert C. Roberts, Jr. (2)	69	Director
Donn V. Tognazzini (3)	78	Director

(1)   Member of the Audit Committee of the Board (the “Audit Committee”) and the Compensation Committee of the Board (the “Compensation Committee”).
(2)   Mr. Roberts resigned from the Board and all Board committees effective June 29, 2012 by letter dated July 10, 2012.
(3)   Mr. Tognazzini resigned from the Board and all Board committees effective July 5, 2012 by letter dated July 5, 2012.

The following persons serve as our executive officers:

Executive Officers	Age	Position
Robert L. Kanode	62	Chief Executive Officer, President
Donald E. Gottschalk	59	Acting Chief Financial Officer
Randall J. Adleman	55	Vice President of Sales and Marketing
Khoon Cheng Lim	67	Chief Technology Officer
Roger A. Williams	63	Vice President, General Counsel and Secretary

Our executive officers are appointed by and serve at the discretion of the Board. There are no family relationships between any director and any executive officer.

Carl E. Berg. Mr. Berg helped found us, has served on the Board since September 1991, and currently serves as the Chairman of the Board. Mr. Berg has been a major Silicon Valley industrial real estate developer and a private venture capital investor. Since 1997, Mr. Berg has also served as the chairman of the board, chief executive officer, and director of Mission West Properties, Inc., a real estate investment company. Since 1992, Mr. Berg has also served as a director of Mosys, Inc., formerly known as Monolithic Systems, Inc. Mr. Berg holds a Bachelor of Arts degree in Business Administration from the University of New Mexico, Albuquerque.

The Board concluded that Mr. Berg’s substantial experience as a businessman and investor, and his large equity position in Valence qualifies him to serve as a member of our Board of Directors and the Chairman of the Board of Directors.

Robert L. Kanode. Mr. Kanode joined us as our President and Chief Executive Officer in March 2007 and is a member of our Board. Mr. Kanode has over 14 years of experience in the battery industry. From 2001 to 2006, Mr. Kanode served as a senior partner for The Sales & Performance Group, a consulting group based in New York, where he worked with Fortune 500 companies to commercialize their products and services, to develop manufacturing, marketing, sales, and service functions, and to identify and develop global niche retail and OEM markets. Prior to his tenure there, Mr. Kanode served as president of OptiTec LLC and other private companies. Mr. Kanode holds a Bachelor of Science degree in Aviation Management from Auburn University.

As the only management representative on our Board, Mr. Kanode provides an insider’s perspective to our Board discussions about our business and strategic direction. The Board concluded that Mr. Kanode’s experience and understanding of our business gained through his role as our President and Chief Executive Officer qualifies him to serve as a member of our Board of Directors.

Vassilis G. Keramidas, Ph.D. Dr. Keramidas joined us as a director in August 2004. Since 2003, Dr. Keramidas has served as the Managing Director of Keramidas International Associates, LLC. His firm provides consulting services in connection with the generation, management, commercialization and disposition of intellectual property. In addition, Dr. Keramidas provides consulting services on strategic research planning and technology commercialization. Since 2003, Dr. Keramidas has served as a director of Twenty First Century Battery, LTD of India. From 1997 to 2003, Dr. Keramidas served as Vice President of Formative Technologies at Telcordia Technologies, Inc. (formerly Bellcore), and from 1984 to 1997, he served in director and Executive Director of Research positions with Bellcore. At Bellcore, he started the Intellectual Property Commercialization program, commercializing a number of Bellcore and Telcordia invented technologies via worldwide licensing, spin-offs, equity investments in start-ups and donations. Prior to that, Dr. Keramidas worked as a researcher and Research Director at Bell Laboratories from 1973 to 1983. Dr. Keramidas holds a Bachelor’s Degree in Physics from Rockford College, a Bachelor’s Degree in Electrical Engineering from the University of Illinois, a Master’s Degree in Physics from John Carroll University, and a Ph.D. in Solid State Science (Applied Physics) from the Materials Research Laboratory of Pennsylvania State University. For his contributions to his field and his technical leadership, Dr. Keramidas has been elected a Fellow of the Institute of Electrical and Electronic Engineers.

The Board concluded that Dr. Keramidas’ combination of independence and experience, including his experience as an executive officer in the technology field, qualifies him to serve as a member of our Board of Directors.

Bert C. Roberts, Jr.  Mr. Roberts originally joined us as a director in 1992 and served until 1993 prior to rejoining us as a director in 1998. Mr. Roberts served as the outside chairman of WorldCom, Inc. from 1998 until December 2002. On July 21, 2002, WorldCom, Inc. and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Mr. Roberts served as chairman of MCI, a telecommunications company, from 1996 until 1998, chairman and chief executive officer from 1992 to 1996, and chief executive officer in 1991 after having served as president and chief operating officer since 1985. In 2002, Mr. Roberts retired, and serves on the board of the Prostate Cancer Foundation and is on the advisory boards of several high tech companies. Mr. Roberts holds a Bachelor of Science degree in Engineering from Johns Hopkins University.

The Board concluded that Mr. Roberts’ combination of independence and experience, including past experience as an executive officer and service on multiple boards of directors, qualifies him to serve as a member of our Board of Directors.

Donn V. Tognazzini.  Mr. Tognazzini joined us as a director in July 2008. From November 1998 to December 2007, prior to its merger with Venoco Inc., he was the president and chief executive officer of Gato Corporation, an independent oil producer. Mr. Tognazzini was senior vice president and later executive vice president of Starbuck, Tisdale & Associates, a professional investment management firm, from 1986 to 2005. He has over four decades of executive experience in the financial services industry, including serving as corporate vice president and manager for First Boston Corporation and Bache, Halsey, Stuart, Shields. Early in his career, Mr. Tognazzini served two years as a Naval Intelligence officer. Mr. Tognazzini holds a Bachelor of Arts degree from Stanford University and a Masters in Business Administration from Harvard Business School.

The Board concluded that Mr. Tognazzini’s combination of independence and experience as an executive officer qualifies him to serve as a member of our Board of Directors.

 Donald E. Gottschalk. Mr. Gottschalk was appointed as Acting Chief Financial Officer effective June 3, 2011, by our Board of Directors. Mr. Gottschalk joined our company in August 2007, where he served as our Corporate Controller until his appointment to our Acting Chief Financial Officer. Mr. Gottschalk is a Certified Public Accountant in the state of Texas, and has more than 25 years of accounting and financial experience. Prior to joining or company, he served as the Corporate Controller for Thermon Manufacturing Company, Inc. from November 1997 until August 2007.

Randall J. Adleman. Mr. Adleman joined Valence in March 2010, and serves as our Vice President of Sales and Marketing. From January 2007 until February 2010, Mr. Adleman served as the principal and founder of Fords Barron Advisership, LLC, a corporate consultancy focused on senior leadership challenges within the power quality and energy industries. From September 2003 to June 2006, he was Senior Vice President of Sales & Implementation Services at software maker Misys Healthcare. Prior to that time, he held various executive sales leadership roles, including Vice President of Sales & Service at Ingersoll-Rand Energy Systems, and Vice President of Americas Sales at Powerware, a global leader in the power quality industry Mr. Adleman holds an undergraduate degree from Colgate University and an MBA in Marketing from Fairleigh Dickinson University.

Khoon Cheng Lim, Ph.D. Dr. Lim has served as our Chief Technology Officer since November 2008. Dr. Lim provided consulting services to us in 2007 and 2008 prior to his appointment as our Chief Technology Officer. Dr. Lim also serves as the president and co-founder of Pleiades Battery Manufacturing, a Chinese lithium-ion battery development and manufacturing company, of which Carl E. Berg is a director and principal stockholder. From 2005 to 2007, Dr. Lim served as the general manager and co-founder of Energy Sciences International, LLC, a consulting firm specializing in lithium-ion battery manufacturing technologies and advanced production machine designs. From 1998 to 2005, Dr. Lim served as the chief technology officer, general manager and co-founder of Macro Energy-Tech, Inc., a consumer electronics lithium-ion battery producer. Additionally, Dr. Lim held positions with Hughes Research Laboratory and The Institute of Conducting Polymer and Organic Solids. He was a post doctoral fellow of Los Alamos National Laboratory. Dr. Lim holds a Ph.D. in Physics from SUNY-Buffalo and both a Masters of Education and a Bachelors of Science in Physics from the University of Malaya in Kuala Lampur. He is a member of the American Institute of Physics and the Electrochemical Society.

Roger A. Williams. Mr. Williams joined us in April 2001 and serves as our Vice President, General Counsel and Secretary. Mr. Williams has been a practicing intellectual property attorney for 35 years, having practiced in both private law firms and corporate positions. From 1991 to 2001, Mr. Williams served as chief patent counsel and associate general counsel for the pharmaceutical company G.D. Searle & Co. Mr. Williams has his Juris Doctor degree from Drake University Law School and a Bachelor of Science degree in Chemistry from Western Illinois University. He is a member of the California and Indiana bars.

Board Leadership and Independence

Our Board separates the role of Chairman of the Board (held by Mr. Berg) from the role of Chief Executive Officer (held by Mr. Kanode) because it believes that this structure currently provides the most efficient and effective leadership model for us. During fiscal 2012, our independent directors, as defined in the applicable NASDAQ listing standards and SEC rules, were Vassilis G. Keramidas, Bert C. Roberts, Jr., and Donn V. Tognazzini.  Our Board was comprised of a majority of independent directors for the fiscal year ended March 31, 2011; however, upon the resignations of Mr. Roberts and Mr. Tognazzini from the Board in July 2012, Dr. Keramidas is our only independent director.

Meetings and Committees

The Board held four meetings and acted one time by unanimous written consent during fiscal year 2012. The Board has an Audit Committee and a Compensation Committee. It currently does not have a Nominating Committee. Each director attended 75% or more of all the meetings of the Board and those committees on which he served in fiscal year 2012.

Audit Committee

During fiscal year 2012, the Audit Committee consisted of Dr. Keramidas and Messrs. Roberts and Tognazzini. Each of Dr. Keramidas and Messrs. Roberts and Tognazzini are independent directors, within the meaning of the applicable NASDAQ listing standards and SEC rules.  As a result of the resignations of Mr. Roberts and Mr. Tognazzini from the Board and Audit Committee in July 2012, Dr. Keramidas is currently the only member of the Audit Committee.

The Audit Committee approves the engagement of our registered independent public accounting firm, reviews the scope of the audit to be conducted by the registered independent public accounting firm and periodically meets with the registered independent public accounting firm and our Chief Financial Officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls, and reports its recommendations as to the approval of our financial statements to the Board. The role and responsibilities of the Audit Committee are more fully set forth in a written charter adopted by the Board. A copy of the Amended and Restated Charter of the Audit Committee can be found in the Investor Relations section of our website at www.valence.com.

Dr. Keramidas and Messrs. Roberts and Tognazzini qualified as financially sophisticated audit committee members as required by the applicable NASDAQ listing standards. Prior to the resignations of Mr. Roberts and Mr. Tognazzini, the Board had determined that each of Dr. Keramidas and Messrs. Roberts and Tognazzini was an audit committee financial expert as defined under the SEC rules. The Board has determined that the Audit Committee can satisfactorily discharge its duties and responsibilities. The Audit Committee held four meetings during fiscal year 2012.

Compensation Committee

During fiscal 2012, the Compensation Committee consisted of Dr. Keramidas and Messrs. Roberts and Tognazzini. Each of Dr. Keramidas and Messrs. Roberts and Tognazzini are independent directors, within the meaning of the applicable NASDAQ listing standards.  As a result of the resignations of Mr. Roberts and Mr. Tognazzini from the Board and Compensation Committee in July 2012, Dr. Keramidas is currently the only member of the Compensation Committee.

The Compensation Committee is responsible for considering and making recommendations to the Board regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans. The Board has adopted a written charter for the Compensation Committee, a copy of which can be found in the Investor Relations section of our website at www.valence.com. The Compensation Committee held three meetings and acting two times by unanimous written consent during fiscal year 2012.

Director Nominations

We do not have a standing nominating committee. Our Board does not believe that it is necessary for us to have a standing nominating committee as we have a relatively small Board and our independent directors will serve in the capacity of a nominating committee when necessary. All of our directors participate in the consideration of director nominees. However, consistent with applicable NASDAQ listing standards, each director nominee must be selected or recommended for the Board’s selection by a majority of the independent directors on our Board. We currently do not have a charter or written policy with regard to the nomination process. In considering candidates for directorship, the Board considers the entirety of each candidate’s credentials and does not have any specific minimum qualifications that must be met in order to be recommended as a nominee. The Board does believe, however, that all Board members should have the highest character and integrity, a reputation for working constructively with others, sufficient time to devote to Board matters and no conflict of interest that would interfere with their performance as a director of a public corporation.

            Our Board may employ a variety of methods for identifying and evaluating nominees for director, including stockholder recommendations. The Board regularly assesses its size, the need for particular expertise on the Board and whether any vacancies are expected due to retirement or otherwise. If vacancies are anticipated or otherwise arise, the Board will consider various potential candidates for director who may come to the Board’s attention through current Board members, professional search firms or consultants, stockholders or other persons. The Board may hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates. No such consultants or search firms have been used to date and, accordingly, no fees have been paid to consultants or search firms in the past fiscal year. The Board does not evaluate candidates differently based on who made the recommendation for consideration. Although we do not have a formal policy concerning diversity considerations, the Board does consider diversity with respect to viewpoint, skills and experience in determining the appropriate composition of the Board and identifying director nominees.

Policy on Attending the Annual Meeting

We encourage, but do not require, all incumbent directors and director nominees to attend our annual meetings of stockholders. At our 2012 Annual Meeting of Stockholders, one director was in attendance.

 Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board by sending a letter to the Board of Directors of Valence Technology, Inc., c/o Office of the Secretary, 12303 Technology Blvd., Suite 950, Austin, Texas 78727. All communications must contain a clear notation indicating that they are a “Stockholder–Board Communication” or “Stockholder–Director Communication,” and must identify the author as a stockholder. The office of the Secretary will receive the correspondence and forward it to the Chairman of the Board or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal, or does not reasonably relate to our company or our business, or is similarly inappropriate. The office of the Secretary has authority to discard any inappropriate communications or to take other appropriate actions with respect to any inappropriate communications.

Risk Oversight

The Board oversees our management, which is responsible for the day-to-day issues of risk management. Such oversight is facilitated in large part by the Audit Committee, which receives reports regarding areas of material risk from management and the Company’s independent registered public accounting firm, and regularly reports to the full Board with respect to such risks. In addition, members of management may also report directly to the Board on significant risk management issues.

Code of Business Conduct and Code of Ethics

We have adopted a Code of Business Conduct and a Code of Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and our Code of Ethics are designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and our Code of Ethics is to help ensure that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls, or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and our Code of Ethics can be found in the Investor Relations section of our website at www.valence.com. In addition, copies of our Code of Business Conduct and our Code of Ethics are available to investors free of charge upon written request. Any written request should be sent by mail to Valence Technology, Inc., 12303 Technology Blvd., Suite 950, Austin, Texas 78727, Attn: General Counsel, or should be made by telephone by calling our General Counsel at (888) 825-3623.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct and our Code of Ethics that apply to our Chief Executive Officer, Chief Financial Officer, and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Business Conduct and our Code of Ethics described in Item 406(b) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function), and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by SEC regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we are aware that Carl E. Berg failed to file one Form 4 in connection with Berg & Berg’s acquisition of 1,832,653 shares of common stock on August 15, 2011 in exchange for the surrender of all principal and interest owed under that certain promissory note issued by the Company to Berg & Berg on May 25, 2011, which share acquisition was subsequently reflected in the total shares held column on a Form 4 filed by Mr. Berg on January 18, 2012.  Other than this deficiency, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% holders were met for fiscal 2012.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of our compensation arrangements with our named executive officers for fiscal year 2012, as well as material changes in our executive compensation arrangements to be effective with respect to our named executive officers after fiscal year 2012, should be read together with the compensation tables and related disclosures that follow this discussion.

Overview

The Compensation Committee is composed entirely of independent directors within the meaning of applicable NASDAQ, SEC and IRS requirements.  The Board has adopted a written charter for the Compensation Committee, a copy of which can be found in the Investor Relations section of our website at www.valence.com.  The Compensation Committee is responsible for designing, recommending for approval by our Board, and overseeing our executive compensation programs. Our policies for setting compensation for each of our named executive officers (consisting of our Chief Executive Officer, our Chief Financial Officer and our three other most highly paid executive officers) are similar to those for the rest of our executive officers. Our executive compensation program is a comprehensive package designed to motivate the executive officers to achieve our corporate objectives and is intended to be competitive and allow us to attract and retain highly qualified executive officers.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to provide competitive compensation packages designed to attract and retain executives capable of leading us in pursuit of our business objectives and to motivate them in order to enhance long-term stockholder value. The main elements of our executive compensation program are salary, cash bonuses, and equity incentives. We currently do not have a formal management bonus plan.

The principal objective of our executive compensation program is to establish aggregate compensation levels sufficient to retain and attract executives capable of leading us to our business objectives including, but not limited to, the achievement of performance objectives, compliance with corporate governance requirements and the analysis and implementation of our strategic initiatives. We conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes, which includes determining the financial and non-financial operating metrics used to measure our performance and to compensate our executive officers.

Role and Responsibilities of the Compensation Committee

The Compensation Committee meets regularly to discuss executive compensation matters. At least annually, usually near the beginning of the fiscal year, the Committee performs a review of the total compensation packages of our named executive officers. In determining a named executive officer’s total compensation package, the Compensation Committee considers and reviews each of the components of compensation that we offer our named executive officers to ensure consistency with our compensation philosophy and objectives. The Compensation Committee then determines whether the existing compensation programs are meeting our overall compensation objectives and philosophy and may implement adjustments to achieve a package of total compensation for each of our named executive officers. The Compensation Committee considers whether and to what extent developments in compensation trends should affect our compensation policies and objectives. If compensation information is reviewed for other companies, it is obtained from published materials such as proxy statements. We have not engaged consultants to advise on executive compensation matters and we do not utilize a specific peer group. Our Chief Executive Officer makes recommendations and provides input to the Compensation Committee with respect to the performance of, and compensation levels for, the named executive officers other than himself. Additionally, our Chief Executive Officer may be present during the Compensation Committee’s voting or final deliberations regarding the compensation of our named executive officers other than himself but does not participate in deliberations relating to his own compensation.

Setting Executive Compensation

The Compensation Committee considers a variety of individual and corporate factors in assessing our executive officers and making informed compensation decisions. These factors include each named executive officer’s contributions to our business objectives, the compensation paid by comparable companies to employees in similar situations, and, most importantly, our progress toward our long-term business objectives. When determining compensation for executive officers, the Compensation Committee looks to the following measures in evaluating our progress:

•	the acquisition and management of capital to allow us to complete development and ultimately realize significant revenues;

•	the recruitment and retention of officers and other important personnel;

•	the progress of our product development program; and

•	the progress in our manufacturing capabilities.

As a result of this annual review, the Compensation Committee did not make any changes to the compensation arrangements existing prior to the beginning of fiscal year 2012 for our named executive officers other than our Vice President of Sales and Marketing. With respect to our Vice President of Sales and Marketing, the Compensation Committee approved an increase in his base salary in fiscal year 2012 from $175,000 per year to $200,000 per year, and a granted him a performance based restricted stock award, the terms of which are described below in 2012 Executive Compensation Components.

At our last annual meeting of stockholders held on September 1, 2011, our stockholders approved an advisory (non-binding) proposal concerning our executive compensation program with over 82.8% of the votes cast in favor of the proposal. The Compensation Committee considered the results of these votes in establishing the compensation program for fiscal 2013.

2012 Executive Compensation Components

For the fiscal year ended March 31, 2012, the principal components of compensation for our named executive officers were base salary, cash bonuses and equity incentive awards in the form of stock options.

Base Salary. We provide executive officers with competitive base salaries to compensate them for services rendered to us during the fiscal year. The Compensation Committee conducts an annual compensation review of the executive officers. The salary of each executive officer is determined through mutual negotiations between the executive, the Chief Executive Officer (except in his own case), and the Compensation Committee. We may enter into employment agreements with executive officers, in which case we are required to compensate those executive officers in accordance with their employment agreements. We currently have employment agreements with our Chief Executive Officer, Chief Technology Officer, Vice President of Sales and Marketing, and General Counsel. We believe that employment agreements with key executives are in our best interests to assure continuity of management.

Minimum base salaries for our Chief Executive Officer, former Chief Financial Officer, Chief Technology Officer, Vice President of Sales and Marketing, and General Counsel are determined pursuant to their employment agreements. These minimum salaries, the amount of any increase over these minimums and base salaries for the executive officers whose salaries are not specified in an agreement are determined by the Compensation Committee based on a variety of factors, including:

•	compensation levels of similarly positioned executive officers in comparable companies;

•	our performance as a whole;

•	the performance of the business area or function for which the executive officer is responsible;

•	qualitative factors reflecting the individual performance of the particular executive officer; and

•	the recommendations of the Chief Executive Officer (except in the case of his own compensation).

The base salary paid to each named executive officer in fiscal year 2012 is reflected in the column titled “Salary” of the Summary Compensation Table of this Annual Report on Form 10-K/A.

Bonus. We award bonuses in order to align the financial incentives of our executives with our operating goals and to reward exceptional performance. The Compensation Committee has flexibility and discretion in determining executive bonuses, provided that bonus eligibility for our Chief Executive Officer, our former Chief Financial Officer and our Vice President of Sales and Marketing is determined pursuant to their respective employment agreements. Specifically, for fiscal year 2012, our former Chief Financial Officer was eligible for an annual bonus of up to 40% of his base salary based on achievement of cost reductions, improved margins and increased responsibility levels, each as determined in the discretion of the Compensation Committee. For the first quarter of fiscal year 2012, our Vice President of Sales and Marketing was eligible for an annual bonus of up to 55% of his base salary based on a target revenue of $35,945,000, and up to 71.4% of his base salary at 125% of such plan. Beginning in the second quarter of fiscal year 2012, our Vice President of Sales and Marketing was awarded a performance based restricted stock award, and under the terms of such award, he was eligible to have a maximum of 55,555 shares of restricted stock vest each quarter if certain quarterly  revenue targets were achieved. The restricted stock award vests a predefined number of shares, based upon a range of revenue targets, to Mr. Adleman two days after the filing of our quarterly report on Form 10-Q or our annual report on Form 10-K. Any difference in the fair market value of those shares of stock on the date they are transferred to Mr. Adleman and a predetermined "Minimum Award Value" is paid to Mr. Adleman in cash. Mr. Adleman met one of the performance targets under this agreement for the fourth quarter of fiscal year 2012, and accordingly 12,820 shares were transferred to him on May 25, 2012. As the fair market value of those shares on the day they were transferred to Mr. Adleman were below the "Minimum Award Value" as defined in his agreement, Mr. Adleman was paid $6,154 subsequent to the filing of our Original Filing.

The Compensation Committee’s decision regarding bonuses to be paid to other named executive officers are subjective. Factors the Compensation Committee considers when determining whether to give a bonus, or the terms of such bonus, include:

•	our overall financial performance;

•	an executive’s performance during the year; and

•	with respect to named executive officers other than our Chief Executive Officer, the general recommendations and performance evaluations of the Chief Executive Officer.

For fiscal year 2012, the Compensation Committee did not award any bonuses to any of our executive officers.  Don Gottschalk, our Acting Chief Financial Officer, did receive a $10,000 bonus in fiscal year 2012, but this bonus was related to his employment performance in fiscal year 2011, prior to his appointment as our Acting Chief Financial Officer in June 2011.

Long-Term Incentive Equity Awards. We grant equity awards in an effort to retain talent, to align the interests of our executive officers and stockholders, to provide incentives to maximize stockholder value, to promote executives’ focus on our long-term financial performance, and to enhance long-term retention. We have adopted equity incentive plans which provide for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) to our eligible employees and non-qualified stock options to our eligible employees and consultants, and our non-employee directors. We rely on long-term equity awards as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied directly to increasing our market value. In determining the size of equity-based awards, the Compensation Committee considers competitive grant values for comparable positions as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance and the executive’s expected future contributions and value to us. The Compensation Committee also considers the executive’s historical total compensation, including prior equity grants, as well as the number and value of options or shares which continue to be subject to vesting under outstanding equity grants.

Options previously granted under the plans generally vest in equal installments over 3-4 years from the grant date, subject to the optionee’s continued service with us. Generally, options to be granted under the 2009 Plan, unless otherwise provided, are expected to vest 25% on each annual anniversary of the date of grant until all such options are fully vested or forfeited at the end of a 4-year period. We granted options to named executive officers during fiscal 2012 as set forth in the table under the heading “Grants of Plan-Based Awards.”

Severance and Change in Control Benefits. Please see the discussion of severance benefits detailed below under the heading “Employment Agreements” and the tabular disclosure under the “Potential Payments upon Termination or Change in Control.”  We believe that we have structured our severance arrangements so as to be able to attract and retain needed talent.

Employee Benefits. Our named executive officers are eligible for the same benefits available to our full-time employees generally. These include participation in a tax-qualified 401(k) plan and group life, health, dental, and disability insurance plans.

Tax Treatment

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officer and the four other most highly compensated executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options that may be granted to our executive officers as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with our goals.

 Risk Considerations

The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Base salaries are fixed in amount and thus do not encourage risk taking. While the performance-based cash bonus awards focus on achievement of short-term or annual goals, and short-term goals may encourage the taking of short-term risks at the expense of long-term results, the Compensation Committee believes that the bonus program appropriately balances risk and the desire to focus executives on specific short-term goals important to our success, and that it does not encourage unnecessary or excessive risk taking. The Compensation Committee believes that its long-term equity incentive awards do not encourage unnecessary or excessive risk taking, since the ultimate value of the awards is tied to our stock price, and since awards are subject to long-term vesting schedules to help ensure that executives have significant value tied to long-term stock price performance.

SUMMARY COMPENSATION TABLE

The following table sets forth, as to our Chief Executive Officer, Acting Chief Financial Officer, our former Chief Financial Officer,  and each of our other three most highly compensated executive officers during fiscal year 2012 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for the fiscal years ended March 31, 2012, 2011, and 2010, as indicated below.

Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Award (1)		Option Awards (2)	All Other Compensation		Total
Robert L. Kanode	2012	$250,000		$—		$—		$—	$—		$250,000
President and Chief	2011	250,000		150,000		—		$347,889	$—		$747,889
Executive Officer	2010	250,000		—		—		—	—		250,000
Donald E. Gottschalk(3)	2012	139,042		—	(4)	—		38,800	—		177,842
Acting Chief
Financial Officer		—		—		—		—	—
Ross A. Goolsby (5)	2012	38,333	(6)	—		—		113,252	—		151,585
Former Chief Financial Officer	2011	230,000		115,000		—		—	—		345,000
	2010	230,000		60,000		—		56,731	—		346,731
Randall J. Adleman	2012	189,583		42,500		61,111	(7)	113,252	25,215	(8)	431,661
Vice President of Sales and	2011	175,000		125,000		—		—	123,290	(9)	423,290
Marketing	2010	10,096	(10)	—		—		135,282	—		145,378
Khoon Cheng Lim	2012	200,000		—		—		113,252	—		313,252
Chief Technology Officer	2011	200,000		50,000		—		—	—		250,000
	2010	200,000		507		—		—	—		200,507
Roger A. Williams	2012	200,000		—		—		198,191	—		398,191
General Counsel	2011	200,000		—		—		—	—		200,000
and Assistant Secretary	2010	200,000		—		—		—	—		200,000

(1)
Represents the total grant date fair value, as calculated in accordance with Accounting Standards Codification 718 Compensation – Stock Compensation, for restricted stock awards granted during the fiscal year ended March 31, 2012. The grant date fair value for restricted stock awards subject to performance conditions is reported based on the probable outcome of the performance conditions as of the grant date. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(2)
Represents the total grant date fair value, as calculated in accordance with Accounting Standards Codification 718 Compensation – Stock Compensation, for stock options granted during the fiscal year ended March 31, 2012. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(3)	Mr. Gottschalk was appointed our Acting Chief Financial Officer on June 3, 2011.
(4)
Excludes a $10,000 cash bonus paid to Mr. Gottschalk in fiscal year 2012, as this bonus was related to his employment performance in fiscal year 2011, prior to his appointment as our Acting Chief Financial Officer in June 2011.

(5)	Mr. Goolsby resigned effective June 3, 2011.
(6)	Represents Mr. Goolsby’s salary from April 1, 2011 to the date of his resignation, June 3, 2011.
(7)	Represents the grant date fair value of performance based restricted stock awards issued to Mr. Adleman on September 15, 2011.
(8)	Represents relocation costs paid in fiscal 2012.
(9)	Represents relocation costs paid in fiscal 2011, which includes a tax gross up of $30,739.
(10)	Represents Mr. Adelman’s salary from March 1, 2010, his first day of employment with us, until the 2010 fiscal year end.

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended March 31, 2012, certain information regarding equity and non-equity incentive plan awards to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Options Awards ($/Share)	Grant Date Fair Value of Stock or Option Awards (1)
Robert L. Kanode	—	—		—		$—	$—
Donald E. Gottschalk	4/1/2011	—		15,000	(3)	1.56	16,988
	2/1/2012	—		30,000	(3)	1.01	21,812
Ross A. Goolsby	4/1/2011	—		100,000	(3)	1.56	113,252
Randall J. Adleman	4/1/2011	—		100,000	(3)	1.56	113,252
	9/1/2011	222,220	(2)	—		—	61,111
Khoon Cheng Lim	4/1/2011	—		100,000	(3)	1.56	113,252
Roger A. Williams	4/1/2011	—		175,000	(3)	1.56	198,191

(1)
Represents the total grant date fair value, as calculated in accordance with Accounting Standards Codification 718 Compensation – Stock Compensation, for restricted stock and option awards granted during the fiscal year ended March 31, 2012. The grant date fair value for restricted stock awards and stock options subject to performance conditions is reported based on the probable outcome of the performance conditions as of the grant date. The actual value that may be realized from an award is contingent upon the satisfaction of the conditions to vesting in that award on the date the award is vested. Thus, there is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(2)
Mr. Adleman was awarded a performance based restricted stock award, and as such, was eligible to have a maximum of 55,555 shares of restricted stock vest each quarter if certain quarterly  revenue targets were achieved. The restricted stock award vests a predefined number of shares, based upon a range of revenue targets, to Mr. Adleman two days after the filing of our quarterly report on Form 10-Q or our annual on Form 10-K. Any difference in the fair market value of those shares of stock on the date they are transferred to Mr. Adleman and a predetermined "Minimum Award Value" is paid to Mr. Adleman in cash.

(3)
Represents stock awards granted under our 2009 Equity Incentive Plan. Option awards granted under the 2009 Plan typically have required vesting periods between three and four years, and all options granted under this plan have 10 year contractual lives, unless otherwise specified. All stock option granted under the 2009 Plan have an exercise price equal to the fair market value of our stock on the day the grant is awarded.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows certain information regarding unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2012.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Securities of Shares or Units that Have Not Vested in $
Robert L. Kanode	1,500,000	(1)	—		$1.61	3/13/2017	—	—
	100,000	(2)	200,000	(2)	0.96	06/16/2020	—	—
Donald E. Gottschalk	12,000	(1)	—		1.15	8/13/2017	—	—
	13,000	(1)	—		1.49	10/9/2017	—	—
	30,000	(1)	—		2.80	12/19/2018	—	—
	—		15,000	(3)	1.56	4/1/2021	—	—
	—		30,000	(4)	1.01	2/1/2022	—	—
Randall J. Adleman	133,331	(5)	66,669	(5)	0.93	3/01/2020	—	—
	—		100,000	(6)	1.56	4/1/2021	—	—
	—		—		—	9/15/2011	111,110	85,555	(7)
Khoon Cheng Lim	500,000	(1)	—		1.65	1/2/2017	—	—
	—		100,000	(6)	1.56	4/1/2021	—	—
Roger A. Williams	694	(1)	—		2.99	4/1/2012	—	—
	3,474	(1)	—		2.99	4/1/2012	—	—
	4,581	(1)	—		1.30	7/1/2012	—	—
	13,752	(1)	—		1.30	7/1/2012	—	—
	3,609	(1)	—		0.70	10/1/2012	—	—
	7,224	(1)	—		0.70	10/1/2012	—	—
	25,000	(1)	—		1.69	12/20/2012	—	—
	25,000	(1)	—		1.69	12/20/2012	—	—
	22,298	(1)	—		3.34	6/29/2014	—	—
	7,702	(1)	—		3.34	6/29/2014	—	—
	13,333	(1)	—		3.35	11/16/2014	—	—
	6,667	(1)	—		3.35	11/16/2014	—	—
	13,333	(1)	—		3.32	12/22/2014	—	—
	6,667	(1)	—		3.32	12/22/2014	—	—
	25,000	(1)	—		1.73	8/8/2016	—	—
	50,000	(1)	—		1.49	10/9/2017	—	—
	—		175,000	(8)	1.56	3/13/2017	—	—

(1)	Each of these options was fully vested as of March 31, 2010.
(2)
These options vest upon the achievement of specified EBIT targets with respect to our fiscal years 2011 (100,000 shares), 2012 (up to 200,000 shares) and 2013 (up to 200,000 shares). On May 26, 2011, 100,000 shares subject to the option vested upon the issuance of our audited financial statements for fiscal year 2011 based on our achievement of EBIT of not greater than $(13,832,582) for such fiscal year. On May 23, 2012, 200,000 shares were forfeited for not meeting the fiscal year 2012 EBIT minimum target of no less than zero (breakeven EBIT).

(3)	These options vest as follows: 3,750 options vested on the one year anniversary date of the grant, and the remaining options vest quarterly over the next three years.
(4)	These options vest as follows: 10,000 options will vest on the one year anniversary date of the grant, and the remaining options vest quarterly over the next two years.
(5)	These options vest as follows: 66,667 shares vested on the twelve month anniversary date of the grant, and the remaining shares will vest quarterly over the next two years.
(6)	These options vest as follows: 33,333 shares vested on the twelve month anniversary date of the grant, and the remaining shares will vest quarterly over the next two years.
(7)	The market value of stock awards not vested is equal to the number of stock awards not vested multiplied by the closing stock price of the Company's stock on March 31, 2012, which was $0.77 per share.
(8)	These options vest as follows: 58,333 options will vest on the one year anniversary date of the grant, and the remaining options will vest quarterly over the next two years.

 OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning exercised options and stock that has vested for each of the named executive officers as of March 31, 2012.

	OPTION AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Ross A. Goolsby	41,665	$19,953

Employment Agreements

Robert L. Kanode – President and Chief Executive Officer

Effective March 13, 2007, we entered into an employment agreement with Robert L. Kanode pursuant to which we retained Mr. Kanode as President and Chief Executive Officer at an initial salary of $250,000 per year. On June 16, 2010, the Compensation Committee approved a FY2011 Incentive Compensation and Stock Option Incentive Award for Mr. Kanode for the fiscal year ending March 31, 2011, which supplements the terms of his employment agreement. Pursuant to this award, Mr. Kanode’s salary for fiscal year 2011 was set at $250,000 and Mr. Kanode was eligible for a bonus of $100,000, contingent on our achievement of both a revenue target of $35,945,000 and an EBIT target of $(13,832,582) with respect to the fiscal year ending March 31, 2011, and an additional bonus of $50,000 in the event that we exceeded both of these targets by 25%. In addition, pursuant to the FY2011 Incentive Compensation and Stock Option Incentive Award, Mr. Kanode was granted performance-based stock options to purchase up to 500,000 shares of the our common stock, which options vest upon our achievement of EBIT targets with respect to our fiscal years 2011 (100,000 shares), 2012 (up to 200,000 shares) and 2013 (up to 200,000 shares). The Board reviews his salary each year, or from time to time at the sole discretion of the Board, and may increase, but not decrease, his salary at the sole discretion of the Board. For future fiscal years, the Compensation Committee will review his cash bonus targets and stock incentive compensation and set targets or make awards as it determines to be appropriate at the time. Any bonus is at the discretion of the Compensation Committee.

Under his employment agreement, we granted Mr. Kanode stock options to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $1.61 per share, which was the closing price of our stock on the day the grant was awarded. The options vest as follows: 250,000 shares vested on September 13, 2007, and the remaining 1,250,000 vested monthly over the remaining two and one-half years.

We agreed to nominate Mr. Kanode to the Board for the entire period of his employment as President and Chief Executive Officer and to use our best efforts to cause our stockholders to cast their votes in favor of his continued election to the Board. Mr. Kanode agreed to resign from the Board when he no longer serves as President and Chief Executive Officer.

Our agreement with Mr. Kanode also provides that, in the event Mr. Kanode is involuntarily separated from us, and conditioned upon his signing an appropriate release document, he will be entitled to a one-time payment equal to his then-current six (6) month base salary.

Ross A. Goolsby – Former Chief Financial Officer

 Effective November 17, 2008, we entered into an employment agreement with Ross A. Goolsby, pursuant to which we retained Mr. Goolsby as our Chief Financial Officer at a salary of $230,000 per year. Under his employment agreement, Mr. Goolsby was eligible for consideration of an annual bonus of up to 40% of his annual salary at the discretion of the Compensation Committee. Mr. Goolsby was granted stock options to purchase 350,000 shares of our common stock with an exercise price of $1.81 per share, which was the closing price of our stock on the day Mr. Goolsby commenced employment with us, November 17, 2008. The options vest over a three year period; twenty-five percent of the options vested on the six month anniversary of his commencement of employment, and the remaining options vest in equal installments quarterly over the following thirty months. Mr. Goolsby resigned effective June 3, 2011.

 Khoon Cheng Lim – Chief Technology Officer

From March 2006 through October 2008, Khoon Cheng Lim, Ph.D., provided consulting services to us. Effective November 3, 2008, we entered into an employment agreement with Dr. Lim, pursuant to which we retained Dr. Lim as our Chief Technology Officer at an annual salary of $200,000 per year.

Dr. Lim received an option grant to purchase 500,000 shares of common stock in January 2007 as a consultant at an exercise price of $1.65 per share, which was the closing price of our stock on the day the grant was awarded. The options vest as follows: 50,000 vested immediately upon the date of the grant, and the remaining options vested quarterly over the next four years. In the event that Dr. Lim is terminated for other than for Good Cause (as defined in the employment agreement), all of his unvested options shall immediately vest at the time of termination and will become immediately exercisable on the date of termination. Additionally, in the event that Mr. Lim is terminated for other than for Good Cause (as defined in the employment agreement), he will be entitled to three months salary payable as of the date of termination.

Randall J. Adleman – Vice President of Sales and Marketing

Effective March 1, 2010, we entered into an employment agreement with Randall J. Adleman, pursuant to which we retained Mr. Adleman as our Vice President of Sales and Marketing at a base salary of $175,000 per year. Under his employment agreement, Mr. Adleman is eligible for consideration of an annual bonus of up to 55% of his annual salary. Any bonus will be at the discretion of the Compensation Committee. Mr. Adleman was granted stock options to purchase 200,000 shares of common stock at a price of $0.93 per share, which was the closing price of our common stock on the day Mr. Adleman commenced employment with us, March 1, 2010. The options are to vest over a three-year period, with 33% vesting on March 1, 2011 and the remaining 67% vesting in equal quarterly installments over the remaining two years. In accordance with the terms of his employment agreement, Mr. Adleman was reimbursed for his relocation expenses of $92,551 plus a tax gross up of $30,739 during fiscal year 2011. In the event that Mr. Adleman is terminated for other than Good Cause (as defined in the employment agreement), he will be entitled to 30-days’ notice and four months’ salary payable as of the date of termination.

Roger A. Williams – General Counsel

Effective April 16, 2001, we entered into an employment agreement with Roger A. Williams, pursuant to which we retained Mr. Williams as our General Counsel. Mr. Williams received an option grant to purchase 50,000 shares of common stock with an exercise period of 10 years at an exercise price of $5.12 per share, which was the closing price of our common stock on the day Mr. Williams commenced employment with us, April 16, 2001.  This option grant expired unexercised at the end of the 10-year exercise period on April 16, 2011.

Potential Payments upon Termination or Change in Control

The following table sets forth the aggregate dollar value of payments, to the extent calculable, in the event of a termination of a named executive officer on March 31, 2012, the last business day of our last completed fiscal year, as a result of the severance provisions described above under the heading “—Employment Agreements.”

Name	One-Time Payment		Equity Compensation Due to Accelerated Vesting
Robert L. Kanode	$125,000	(1)	$1
Khoon Cheng Lim	50,000	(2)	—	(3)
Randall J. Adleman	66,667	(4)	N/A

(1)	Represents an amount equal to six months’ salary.
(2)	Represents an amount equal to three months’ salary.
(3)
The employment agreement with Mr. Lim includes accelerated vesting of stock options held by Mr. Lim upon Mr. Lim’s termination other than for Good Cause (as defined in Mr. Lim’s employment agreement); however, there was no value associated with such vesting acceleration as of March 31, 2011 because Mr. Lim’s outstanding stock options were fully vested as of such date.

(4)	Represents an amount equal to four months’ salary.

Director Compensation

Our non-employee directors are eligible to receive cash compensation of $2,000 for each regularly scheduled quarterly Board meeting and are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our policy. Directors who are employees do not receive separate compensation for their services as directors.

Historically, our directors received stock option grants pursuant to our 2000 Stock Option Plan. Our policy, as established by the Compensation Committee, was to grant each new director initial stock options to purchase shares of common stock upon election to the Board. These options vested in equal installments over three years. In addition, each director re-elected to the Board was eligible to receive stock options to purchase shares of common stock in connection with such re-election or otherwise, at the discretion of the Compensation Committee. These options vest in equal installments over three years. The per share exercise price for these options was the fair market value of a share of our common stock on the day the options were granted.

The Board adopted the 2009 Equity Incentive Plan (the “2009 Plan”) in April 2009, and our stockholders approved the 2009 Plan at the 2009 Annual Meeting. Each of our non-employee directors will receive annual stock option grants pursuant to the 2009 Plan. Our policy, as established by the Board, is to grant each new director a non-statutory option to purchase 100,000 shares of common stock upon election or appointment to the Board. The per share exercise price for these options will be the fair market value of a share of our common stock on the day the option is granted. On the date of each annual stockholders meeting thereafter, each individual who is to continue to serve as a non-employee Board member after that meeting will receive an automatic option grant for an additional 50,000 shares of common stock, provided such individual has served as a non-employee Board member for the six months leading up to such meeting. There will be no limit on the number of annual option grants any one non-employee Board member may receive over his or her period of Board service. The shares subject to each initial and annual option grant will vest in four equal annual installments over the member’s period of Board service, with the first such installment to vest upon completion of one year of Board service measured from the grant date.

The following table sets forth information concerning compensation paid or accrued for services rendered to us by our directors for fiscal year 2012. The table excludes Mr. Kanode, who is a named executive officer, and did not receive any compensation from us in his role as a director in fiscal year 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)		Total
Carl E. Berg	$8,000	$—	$42,378	(2)	$50,378
Vassilis G. Keramidas	8,000	—	42,378	(2)	50,378
Bert C. Roberts, Jr. (3)	8,000	—	42,378	(2)	50,378
Donn V. Tognazzini (3)	8,000	—	42,378	(2)	50,378

(1)	Represents the total grant date fair value, as calculated in accordance with ASC 718 Compensation – Stock Compensation, for stock options granted during the fiscal year ended March 31, 2012.
(2)	For each of the directors listed above, option awards of 50,000 options were granted on September 1, 2011. These options will vest in equal quarterly installments over three years from the grant date.
(3)	Each of Mr. Roberts and Mr. Tognazzini resigned from the Board in July 2012.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2012, the Compensation Committee consisted of Dr. Keramidas and Messrs. Roberts and Tognazzini.  As a result of the resignations of Mr. Roberts and Mr. Tognazzini from the Board and Compensation Committee in July 2012, Dr. Keramidas is currently the only member of the Compensation Committee.  During fiscal 2012, none of the members of the Compensation Committee had a relationship that would constitute a compensation committee interlock under applicable SEC rules.  During the fiscal year 2012, none of our executive officers served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on the Compensation Committee of our Board.

COMPENSATION COMMITTEE REPORT

The information in this Compensation Committee Report shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or to be subject to Regulation 14A or 14C as promulgated by the SEC, or to the liabilities of Section 18 of the Exchange Act, and is not incorporated by reference into any filings of Valence under the Securities Act of 1933 or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K/A and irrespective of any general incorporation language contained in such filings.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A with management. Based on such reviews and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Respectfully Submitted by the
Compensation Committee of the
Board of the Directors

Bert C. Roberts, Jr. (Chairman)*
Vassilis G. Keramidas
Donn V. Tognazzini**

*Mr. Roberts resigned from the Board and all Board committees effective June 29, 2012 by letter dated July 10, 2012.
**Mr. Tognazzini resigned from the Board and all Board committees effective July 5, 2012 by letter dated July 5, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The table containing equity compensation plan information can be found on page 24 of the Original Filing.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information that has been provided to us with respect to beneficial ownership of our common stock as of July 10, 2012, by:

•	Each of our directors;

•	Each of the named executive officers;

•	All directors and executive officers as a group; and

•	All other stockholders known by us to beneficially own more than 5% of our outstanding common stock.

The number of shares beneficially owned by each person or group as of July 10, 2012 includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options.

For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the 177,923,195 shares of our common stock outstanding on July 10, 2012 and the number of shares of common stock that such person or group had the right to acquire on or within 60 days of that date, including, but not limited to, upon the exercise of options.

This table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Valence Technology, Inc., 12303 Technology Boulevard, Suite 950, Austin Texas 78727.

	Beneficial Ownership
Beneficial Owner	Number of Shares		Percent of Total
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee; and Clyde J. Berg	8,604,270	(1)	4.8%
10050 Bandley Drive, Cupertino, CA 95014
Carl E. Berg; Berg & Berg Enterprises, LLC; and West Coast Venture Capital, Inc.	79,299,246	(2)	44.6%
10050 Bandley Drive, Cupertino, CA 95014
ClearBridge Advisors, LLC	9,823,506	(3)	5.5%
Robert L. Kanode	1,600,000	(4)	*	%
Vassilis G. Keramidas	407,029	(5)	*	%
Roger A. Williams	290,750	(6)	*	%
Khoon Cheng Lim	541,667	(7)	*	%
Randall J. Adleman	221,150	(8)	*	%
Donald. E. Gottschalk	63,688	(9)	*	%
All directors and executive officers as a group (7 persons).	82,423,530	(10)	46.3%
* less than one percent

(1)
1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee; and Clyde J. Berg. Based on information contained in a Schedule 13G filed jointly by 1981 Kara Ann Berg Trust, Clyde J. Berg, Trustee and Clyde J. Berg with the SEC on February 14, 2003. The Trust has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 8,129,270 shares. Clyde J. Berg has sole voting and dispositive power with respect to 475,000 shares and shared voting and dispositive power with respect to 8,129,270 shares.

(2)
Carl E. Berg, Berg & Berg Enterprises, LLC, and West Coast Venture Capital, Inc. Includes 2,469,506 shares held directly by Mr. Berg, 429,172 shares issuable upon exercise of options held by Mr. Berg that are exercisable within 60 days of July 10, 2012; 49,355,378 shares held by Berg & Berg, of which Mr. Berg is the sole manager; and 23,415,720 shares held by West Coast Venture Capital, Inc. (“West Coast Venture Capital”), of which Mr. Berg is the President. The aggregate number of shares held by Berg & Berg consists of 49,355,378 shares held directly by Berg & Berg and 3,629,470 shares of common stock issuable upon the conversion of an aggregate of 430 shares of Series C-1 Convertible Preferred Stock and 431 shares of Series C-2 Convertible Preferred Stock. Mr. Berg has sole voting and dispositive power with respect to 2,898,678 shares and shared voting and dispositive power with respect to 76,400,568 shares. Berg & Berg has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 52,984,848 shares. West Coast Venture Capital has no sole voting and dispositive power with respect to any shares and has shared voting and dispositive power with respect to 23,415,720 shares.

(3)
ClearBridge Advisors, LLC. Based on information contained in a Schedule 13G filed by ClearBridge Advisors, LLC with the SEC on February 14, 2012. ClearBridge Advisors, LLC has sole voting and dispositive power with respect to 8,688,019 shares, and has shared voting and dispositive power with respect to no shares, and sole power to dispose or to direct the disposition of 9,823,506 shares.

(4)	Robert L. Kanode. Includes 1,600,000 shares issuable upon exercise of options that are exercisable within 60 days of July 10, 2012.

(5)	Vassilis G. Keramidas. Includes 2,857 shares held by Dr. Keramidas and 404,172 shares issuable upon exercise of options that are exercisable within 60 days of July 10, 2012.

(6)	Roger A. Williams. Includes 12,000 shares held by Mr. Williams and 278,750 shares issuable upon exercise of options that are exercisable within 60 days of July 10, 2012.

(7)	Khoon Cheng Lim. Includes 500,000 shares issuable upon exercise of options that are exercisable within 60 days of July 10, 2012.

(8)	Randall J. Adleman. Includes 12,820 shares held directly by Mr. Adleman and 208,330 shares issuable upon exercise of options that are exercisable within 60 days of July 10, 2012.

(9)
Donald E. Gottschalk. Includes 4,000 shares held by jointly by Donald E. Gottschalk and Chad E. Gottschalk, and 59,688 shares issuable upon exercise of options that are exercisable within 60 days of July 10, 2012.

(10)
All Directors and Executive Officers as a Group (9 persons). All directors and officers as a group does not include (i) Ross A. Goolsby, our former Chief Financial Officer, who resigned effective June 3, 2011, (ii) Bert C. Roberts, Jr., who resigned from the Board effective June 29, 2012 by letter dated July 10, 2012, and (iii) Donn V. Tognazzini, who resigned from the Board effective July 5, 2012 by letter dated July 5, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information regarding related party transactions may be found in the Original Filing in Note 19, Related Party Transactions, of Notes to the Consolidated Financial Statements, pursuant to Financial Reporting Release No. 61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Board has the responsibility to review and approve all related party transactions as described in Item 404 of Regulation S-K promulgated by the SEC, and has delegated concurrent responsibility for these matters to our Audit Committee. We do not currently have a written policy regarding the approval of all related party transactions. Each of our directors and executive officers is expected to notify the General Counsel (who, in turn, will provide such information to the Board or Audit Committee) of any proposed related party transaction. All other proposed related party transactions are subject to approval or ratification by the Board or Audit Committee, except for certain categories of transactions that are deemed to be pre-approved by the Board or Audit Committee. In determining whether to approve or ratify a related party transaction, the Board or Audit Committee will take into account, among other factors deemed appropriate, whether the related party transaction is on terms no more favorable to the counterparty than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

During fiscal year 2012, the Company recognized $4.1 million in revenue from EVI, a customer affiliated with Carl Berg, the Company's largest shareholder and Chairman of the Board of Directors. As of March 31, 2012, EVI has an accounts receivable balance of $3.8 million.

On December 22, 2011, the Company entered into an Amendment No. 4 with iStar and Carl Berg to amend the Original Loan Agreement among the Company, iStar and Mr. Berg. Amendment No. 4 extended the maturity date of the three remaining principal payments of $1 million each (due in December 2011, January 2012 and February 2012) such that $1.5 million was due on March 10, 2012 and the final $1.5 million was due on April 10, 2012. The remainder of the principal and any other outstanding obligations under the Loan were payable in full on the New Maturity Dates. In March 2012, a third party individual purchased the loan from iStar, and extended the maturity date to June 30, 2012. The maturity date was further extended and the full amount of unpaid principal equal to $3.0 million and interest is due and payable on July 31, 2012.

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

Except as disclosed in this Annual Report on Form 10-K/A, neither our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal year 2012, or which is presently proposed.

Stock Options Granted to Executive Officers and Directors

For more information regarding the grant of stock options to executive officers and directors in fiscal year 2012, please see the table included in “Director Compensation” and the footnotes thereto included in the “Management” section of this Annual Report on Form 10-K/A and the table “Grant of Plan-Based Awards” and the footnotes thereto included in the “Executive Compensation” section of this Annual Report on Form 10-K/A.

Employment Agreements

See “Employment Agreements” included in the “Executive Compensation” section of this Annual Report on Form 10-K/A, for a description of employment agreements between us and our officers.

Indemnification and Insurance

Our bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. We have entered into indemnification agreements with all of our directors and officers and have purchased directors’ and officers’ liability insurance. In addition, our certificate of incorporation limits the personal liability of our Board members for breaches of their fiduciary duties.

 No Loans to Officers or Directors

We currently have no outstanding loans to any officers or directors. Furthermore, our Board of Directors has resolved that we shall not offer or provide any loans to any officer or director.

Director Independence

Our Board was comprised of a majority of independent directors for the fiscal year ended March 31, 2012; however, upon the resignations of Mr. Roberts and Mr. Tognazzini from the Board in July 2012, Dr. Keramidas is our only independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has engaged the accounting firm of PMB Helin Donovan, LLP (“PMB”) to serve as our registered independent public accounting firm since the fiscal year ended March 31, 2007. The Audit Committee approved the appointment of PMB as our principal independent registered public accounting firm.

Fees billed to Valence Technology, Inc. by PMB Helin Donovan, LLP for Fiscal Years 2012 and 2011

The following table sets forth the aggregate fees billed to us by PMB for the fiscal years ended March 31, 2012 and 2011.

	Fees Billed		Percentage of Services
	2012	2011	2012	2011
Audit fees	$279,545	$264,315	74%	73%
Audit-related fees	35,758	30,064	9	8
Tax fees	—	—	—	—
All other fees	64,638	65,760	17	18
Total fees	$379,941	$360,139	100%	100%

“Audit Fees” billed during fiscal years 2012 and 2011 were for professional services rendered for the audit of our financial statements. “Audit-Related Fees” billed during fiscal years 2012 and 2011 were for services related to accounting consultation and reviews of Forms S-3 and S-8 filed with the Securities and Exchange Commission. “Tax Fees” billed during fiscal years 2012 and 2011 were for professional services rendered for tax compliance, tax advice and tax planning. “All Other Fees” billed in fiscal years 2012 and 2011 were for testing internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. During fiscal year 2012, all such services were pre-approved. The Audit Committee considered the role of PMB in providing audit, audit-related and tax services to us and concluded that such services are compatible with PMB’s role as our independent registered public accounting firm.

REPORT OF AUDIT COMMITTEE

The information in this Audit Committee Report shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or to be subject to Regulation 14A or 14C as promulgated by the SEC, or to the liabilities of Section 18 of the Exchange Act, and is not incorporated by reference into any filings of Valence under the Securities Act of 1933 or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K/A and irrespective of any general incorporation language contained in such filings.

For fiscal year 2012, the Audit Committee of the Board of Directors consisted of Dr. Keramidas and Messrs. Roberts and Tognazzini.  As a result of the resignations of Mr. Roberts and Mr. Tognazzini from the Board and Audit Committee in July 2012, Dr. Keramidas is currently the only member of the Audit Committee.

The Audit Committee has furnished the following report:

The Audit Committee recommended to the Board of Directors that Valence’s audited financial statements be included in Valence’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for filing with the SEC based on the following review and discussions:

•
The Audit Committee met with PMB Helin Donovan, LLP, Valence’s registered independent public accounting firm, both with and without management present, to discuss the results of its audit, its evaluation of Valence’s internal accounting controls and the overall quality of Valence’s financial reporting;

•
The Audit Committee reviewed and discussed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles and the reasonableness of significant judgments;

•
The Audit Committee discussed with the registered independent public accounting firm the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•
The Audit Committee received the written disclosures and the letter from PMB Helin Donovan, LLP required Rule 3526 of the Public Company Accounting Oversight Board (Communication with Audit Committees Concerning Independence), and discussed with PMB Helin Donovan, LLP its independence from Valence. The Audit Committee considered whether, and determined that, the provision of the non-audit services rendered to us by PMB Helin Donovan, LLP during fiscal 2011 was compatible with maintaining the independence of PMB Helin Donovan, LLP.

Respectfully Submitted by the
Audit Committee of the
Board of Directors

Donn V. Tognazzini (Chairman)*
Vassilis G. Keramidas
Bert C. Roberts, Jr.**

*Mr. Tognazzini resigned from the Board and all Board committees effective July 5, 2012 by letter dated July 5, 2012.
**Mr. Roberts resigned from the Board and all Board committees effective June 29, 2012 by letter dated July 10, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(3) Exhibits:

See the Exhibit Index on the immediately following page.

EXHIBIT INDEX

The following exhibits are included as part of this filing and incorporated herein by this reference:

Number		Description of Exhibit	Method of Filing

10.1	* +	FY 2011 Incentive Compensation and Stock Option Incentive Awards (Robert L. Kanode)	Filed herewith.

31.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

* Compensation plans or arrangements in which directors or executive officers are eligible to participate.
+ Confidential treatment was requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act.  In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALENCE TECHNOLOGY, INC.

Dated: July 30, 2012

/s/ Robert L. Kanode

Robert L. Kanode
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert L. Kanode	President and Chief Executive Officer	July 30, 2012
Robert L. Kanode	(Principal Executive Officer) and Director

*	Director and Chairman of the Board	July 30, 2012
Carl E. Berg

*	Director	July 30, 2012
Vassilis G. Keramidas

/s/ Donald E. Gottschalk	Acting Chief Financial Officer (Principal Financial	July 30, 2012
Donald E. Gottschalk	and Accounting Officer)

* By: /s/ Robert L. Kanode		July 30, 2012
Robert L. Kanode, attorney in fact