Form 10-Q
period 2012-06-30
VALENCE TECHNOLOGY INC
filed 2012-08-09
CIK 885551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐    Yes      ☐    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value of $0.001 per share, outstanding at July 31, 2012 was 169,989,438.

VALENCE TECHNOLOGY, INC.
FORM 10-Q

PART  I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

Valence Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,877	$1,428
Trade receivables, net of allowance of $193 and zero, respectively	10,516	11,270
Inventory, net	12,513	12,718
Prepaid and other current assets	1,039	1,793
Total current assets	27,945	27,209

Property, plant and equipment, net	3,644	3,914
Other long-term assets	532	406
Total assets	$32,121	$31,529

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,130	$6,659
Accrued expenses	4,832	4,728
Short-term debt, net of debt discount	3,000	2,984
Total current liabilities	17,962	14,371

Long-term interest payable to stockholder	34,062	33,322
Long-term debt to stockholder, net of debt discount	34,913	34,910
Other long-term liabilities	21	32

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 861 issued and outstanding as of June 30, 2012 and March 31, 2012, liquidation value $8,610	8,610	8,610

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 171,792,582 shares issued and 169,989,438 shares outstanding as of June 30, 2012 and 171,779,762 shares issued and 169,976,618 shares outstanding as of March 31, 2012	172	172
Additional paid-in-capital	555,086	555,013
Treasury shares, 1,803,144 at cost	(5,164)	(5,164)
Accumulated deficit	(610,445)	(606,608)
Accumulated other comprehensive loss	(3,096)	(3,129)
Total stockholders’ deficit	(63,447)	(59,716)
Total liabilities, preferred stock, and stockholders’ deficit	$32,121	$31,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands)
(Unaudited )

	Three Months Ended June 30,
	2012	2011

Revenue	$10,974	$14,085

Cost of sales	9,259	11,236

Gross margin	1,715	2,849

Operating expenses:
Research and product development	550	684
Sales and marketing	692	889
General and administrative	3,410	3,525
Asset impairment charge	9	—

Total operating expenses	4,661	5,098

Operating loss	(2,946)	(2,249)

Foreign exchange (loss) gain	(12)	209
Interest and other income	28	1
Interest and other expense	(865)	(1,052)

Net loss	$(3,795)	$(3,091)

Dividends on preferred stock	(43)	(43)

Net loss available to common stockholders, basic and diluted	$(3,838)	$(3,134)

Other comprehensive loss:
Net loss	$(3,795)	$(3,091)
Change in foreign currency translation adjustments	33	3

Comprehensive loss	$(3,762)	$(3,088)

Net loss per share available to common stockholders, basic and diluted	$(0.02)	$(0.02)
Shares used in computing net loss per share available to common stockholders, basic and diluted	169,980	156,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited )

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,795)	$(3,091)
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Depreciation and amortization	272	248
Bad debt expense, net of recoveries	203	740
Accretion of debt discount and other	19	105
Foreign exchange loss (gain)	12	(209)
Share-based compensation	74	200
Asset impairment charge	9	—
Provision for obsolete inventory	72	248
Changes in operating assets and liabilities:
Trade receivables	551	1,186
Inventory	152	(2,324)
Prepaid and other current assets	703	443
Long-term assets	(127)	—
Accounts payable	3,495	(189)
Accrued expenses and long-term interest	842	319

Net cash provided by (used in) operating activities	2,482	(2,324)

Cash flows from investing activities:
Purchases of property, plant and equipment	(28)	(347)

Net cash used in investing activities	(28)	(347)

Cash flows from financing activities:
Proceeds from short-term debt to stockholder	—	2,000
Proceeds from issuance of common stock, net of issuance costs	—	12,312
Payments of short-term debt	—	(3,000)

Net cash provided by financing activities	—	11,312

Effect of foreign exchange rates on cash and cash equivalents	(5)	26

Increase in cash and cash equivalents	2,449	8,667
Cash and cash equivalents, beginning of period	1,428	2,915
Cash and cash equivalents, end of period	$3,877	$11,582

Supplemental information:
Taxes paid	$17	$81
Interest paid	$—	$154

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Valence Technology, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.             INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Basis of Presentation

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Valence Technology, Inc. and its subsidiaries (“Valence” or the “Company”) as of June 30, 2012, its consolidated results of operations for the three month periods ended June 30, 2012 and June 30, 2011, and the consolidated cash flows for the three month periods ended June 30, 2012 and June 30, 2011. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the outstanding stock in its subsidiaries. Certain information and footnote disclosures normally included in the audited consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2012. The results for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013, or any other period. The year-end condensed consolidated balance sheet data as of March 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Chapter 11 Bankruptcy Filing

On July 12, 2012 (the “Petition Date”), the Company filed a voluntary petition (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 ("Chapter 11") of Title 11 of the United States Code ("Bankruptcy Code"). The Chapter 11 case is being administered under the caption "In re Valence Technology, Inc.," Case No. 12-11580 (the "Chapter 11 Case"). The Company’s subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business. The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the Bankruptcy Filing automatically stayed most actions against the Company, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company's property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Company’s debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to being restructured under a reorganization plan. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company, operating as a debtor-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the treatment, amounts and classifications in the Company’s condensed consolidated financial statements.

The Company has requested, pursuant to Bankruptcy Court approval to retain legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Company to transition from Chapter 11 into a successfully reorganized company. The reorganization plan would be subject to creditors' vote and class approval. In connection with a reorganization plan, the Company will require a new interim credit facility, and will also require exit financing, to meet its near-term and longer term liquidity needs. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company intends to propose a reorganization plan within the time that the Bankruptcy Code gives the Company the exclusive right to file a reorganization plan, as the same may be extended with approval of the Bankruptcy Court. The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Company’s assets and treatment of the Company’s existing equity and debt holders. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by lenders.

Going Concern

The Company incurred net losses of $12.9 million, $12.9 million and $23.2 million for the fiscal years ended March 31, 2012, 2011 and, 2010, respectively, and a net loss of $3.8 million for the three months ended June 30, 2012, and had a stockholders’ deficit of $63.4 million as of June 30, 2012. The Bankruptcy Filing is intended to bolster the Company’s liquidity in the U.S. and abroad and enable the Company to focus on its core lithium phosphate markets. The Company is currently negotiating a debtor-in-possession credit facility (the “DIP Financing”) and, if the Company is successful in securing DIP Financing, such financing would be used to enhance liquidity and working capital and will be subject to Bankruptcy Court approval and other conditions. The Company is also developing a strategic plan for the ongoing operation of the Company’s business. Successful implementation of the Company’s strategic plan, however, is subject to numerous risks and uncertainties which raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to obtain required DIP Financing and comply with the financial and other covenants related to such financing, the Bankruptcy Court’s approval of the DIP Financing and the Company’s reorganization plan and the Company’s ability to successfully implement the Company’s strategic plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to the restrictions related to the DIP Financing), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the treatment, amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

Liquidity and Capital Resources

At June 30, 2012, the Company’s principal sources of liquidity were cash and cash equivalents of $3.9 million. The Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the next three months following June 30, 2012. The Company must be able to secure the DIP Financing to meet its short-term liquidity requirements and exit financing to meet its longer term liquidity needs.

2.             BUSINESS AND BUSINESS STRATEGY:

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

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses for the period. The Company has made significant estimates in determining the amount of allowance for doubtful accounts, inventory valuation adjustments and inventory overhead absorption as discussed in Note 4, Inventory, of Notes to the Condensed Consolidated Financial Statements, warranty liabilities as discussed in Note 10, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements, and share based compensation as discussed in Note 12, Share Based Compensation, of Notes to the Condensed Consolidated Financial Statements. Actual results could differ from those estimates.

Reclassifications

Where appropriate, the prior period’s financial statements have been reclassified to conform to the current period presentation.

For the condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2011, certain amounts were reclassified from research and product development expense to sales and marketing expense.

For the condensed consolidated statement of cash flows for the three months ended June 30, 2011, changes in the long-term debt interest accruals were reclassified from the accretion of debt discount and other line item to the accrued expenses and long term interest line item.

                No changes have been made that impact the Company’s previously reported consolidated net revenue, operating loss, net loss or net loss per share, or net cash used in operating activities.

Reorganization Accounting

Accounting Standards Codification 852, “Reorganizations” ("ASC 852") is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that the Company follows to prepare the condensed consolidated financial statements, but it does require specific disclosures for transactions and events that are directly related to the Chapter 11 proceedings and transactions and events that result from ongoing operations.

The Company will apply ASC 852 in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 filing, and distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 filing will be recorded in reorganization items, net in the condensed consolidated statement of operations and comprehensive loss. In addition, pre-petition obligations that may be impacted by the Chapter 11 reorganization process will be classified on the condensed consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. Liabilities subject to compromise in the Chapter 11 Bankruptcy Filing will be distinguished from liabilities of the Company’s subsidiaries, which are not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-05 effective for the interim period ending June 30, 2012 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective for the interim period ending June 30, 2012 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact the condensed consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the condensed consolidated financial position or results of operations.

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

	Three Months Ended June 30,
	2012	2011
Shares reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock	3,628,634	3,628,634
Common stock options and restricted stock awards outstanding	6,009,245	6,660,419
Warrants to purchase common stock	215,000	215,000
Total	9,852,879	10,504,053

The number of shares listed above as reserved for conversion of Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock do not include shares related to accrued dividends that are convertible into shares of the Company’s stock at the election of the Company, subject to certain limitations. At June 30, 2012, up to approximately $1.2 million in accrued dividends would be convertible into up to 1,875,710 shares of common stock based on the closing sales price of $0.62 per share on June 30, 2012.

4.             INVENTORY:

Inventory consisted of the following (in thousands) at:

	June 30, 2012	March 31, 2012
Raw materials	$1,847	$1,988
Work in process	4,259	2,988
Finished goods	6,407	7,742
Total inventory	$12,513	$12,718

            Included in inventory at June 30, 2012 and March 31, 2012 were valuation allowances of $2.2 million and $2.1 million, respectively, to reduce their carrying values to the lower of cost (determined using the first-in, first-out method) or market. Management has valued overhead absorption related to work in process based on estimates of completion at June 30, 2012 and March 31, 2012.

5.             PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following (in thousands) at:

	June 30, 2012	March 31, 2012
Other receivables	$522	$382
Deposits	4	833
Prepaid insurance	277	373
Other prepaid expenses	236	205
Total prepaid and other current assets	$1,039	$1,793

6.              PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net of accumulated depreciation and impairment charges, consisted of the following (in thousands) at:

	June 30, 2012	March 31, 2012
Leasehold improvements	$1,455	$1,457
Machinery and equipment	8,427	8,456
Office and computer equipment	2,408	2,433
Property, plant and equipment, gross	12,290	12,346
Less: accumulated depreciation	(7,469)	(7,255)
Less: accumulated impairment charges	(1,177)	(1,177)
Total property, plant and equipment, net	$3,644	$3,914

Depreciation expense was $0.3 million for the three months ended June 30, 2012, and $0.2 million for the three months ended June 30, 2011.

7.              ACCRUED EXPENSES:

Accrued expenses consisted of the following (in thousands) at:

	June 30, 2012	March 31, 2012
Accrued compensation	$663	$686
Professional services	237	375
Warranty reserve	1,130	1,384
Inventory received, not invoiced	542	397
Accrued dividends on preferred stock	1,163	1,120
Other accrued expenses	1,097	766
Total accrued expenses	$4,832	$4,728

8.              DEBT:

Short-term debt, net of discount, consisted of the following (in thousands) at:

	June 30, 2012	March 31, 2012
Short term debt	$3,000	$3,000
Less: unaccreted debt discount	—	(16)
Short-term debt, net of debt discount	$3,000	$2,984

On July 13, 2005, the Company secured a $20.0 million loan (the “2005 Loan”) from SFT I, Inc., the full amount of which has been drawn down. The 2005 Loan is guaranteed by Carl E. Berg, Chairman of the Board of Directors of the Company. Interest is due monthly based on a floating interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0%. LIBOR was less than one percent at June 30, 2012, and the interest payable on the loan was at a rate of 6.75% at June 30, 2012. As of June 30, 2012, a total of $17.0 million in principal payments have been made on the 2005 Loan and the remaining principal balance was $3.0 million as of June 30 2012.

In connection with the 2005 Loan, SFT I, Inc. and Berg & Berg Enterprises, LLC (“Berg & Berg”) each received warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.74 per share, the closing price of the Company’s common stock on July 12, 2005. The fair value assigned to these warrants, totaling approximately $2.0 million, has been recorded as a discount on the debt and is being accreted as interest expense over the life of the loan. On April 24, 2008, Berg & Berg exercised its warrants by purchasing 600,000 shares of the Company’s common stock for an aggregate purchase price of $1.6 million. In addition, SFT I, Inc. completed cashless exercises of its warrants on June 4, 2008 and June 27, 2008 and received a total of 230,767 common stock shares upon completion of the cashless exercises. Also, in connection with the 2005 Loan, the Company incurred a loan commitment fee and attorneys’ fees which, in addition to the interest rate cap agreement, have been recorded as a discount on the debt and will be accreted as interest expense over the life of the loan. The rate cap agreement terminated on August 10, 2008. Through June 30, 2012, a total of approximately $2.8 million has been accreted and included as interest expense.

The 2005 Loan has been amended several times since its origination, most recently on December 22, 2011, when the Company entered into an Amendment No. 4 to Loan and Security Agreement and Other Loan Documents (the “Amendment No. 4”) with iStar Tara LLC, a Delaware limited liability company (“iStar”), and Carl E. Berg (as amended to date, the “Original Loan Agreement”) among the Company, iStar and Mr. Berg. Amendment No. 4 extended the maturity date of the three remaining principal payments of $1 million each (due in December 2011, January 2012 and February 2012) such that $1.5 million was due on March 10, 2012 and the final $1.5 million was due on April 10, 2012 (“New Maturity Dates”). In March 2012, a third party individual purchased the loan from iStar, and extended the maturity date to June 30, 2012. In June 2012, the third party individual agreed to further extend the maturity date to July 31, 2012. The full amount of unpaid principal and interest is due and payable on July 31, 2012.

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

The fair value assigned to these warrants, totaling approximately $0.1 million, has been recorded as a discount on the debt and will be accreted as interest expense over the remaining life of the loan. The Warrants were valued using the Black-Scholes valuation method using the 2005 loan assumptions of a life of 36 months, 100.5% volatility, and a risk-free rate of 1.0%.

On July 31, 2012, the Company failed to make our final scheduled principal payment of $3.0 million on the 2005 Loan. Additionally, the loan has terms which state that the loan will be considered in default if, among other things, the Company files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company did file for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, on July 12, 2012, and therefore the Company is considered in default on the loan, although no demand letter or formal notification has been received from the lender as of the date of this filing.

9.             NOTES PAYABLE TO STOCKHOLDER:

Long-term debt to stockholder, net of discount, consisted of the following (in thousands) at:

	June 30, 2012	March 31, 2012
2001 Loan	$20,000	20,000
1998 Loan	14,950	14,950
Less: unaccreted debt discount	(37)	(40)
Long-term debt to stockholder, net of debt discount	$34,913	34,910

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

In conjunction with the 2001 Loan, Berg & Berg received a warrant to purchase 1,402,743 shares of the Company’s common stock at the price of $3.208 per share. These warrants were exercised on September 30, 2008 when Berg & Berg surrendered a short term note payable of $4.5 million to the Company as exercise consideration. The fair value assigned to these warrants, totaling approximately $5.1 million, has been reflected as additional consideration for the debt financing, recorded as a discount on the debt and accreted as interest expense over the life of the loan. Through June 30, 2012, a total of $5.1 million has been accreted and included as interest expense. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ending June 30, 2012 and 2011, was $0.4 million. Interest payments on the loan are currently being deferred, and are recorded as long-term interest. The accrued interest amounts for the 2001 Loan were $16.9 million and $16.5 million as of June 30, 2012 and March 31, 2012, respectively.

 In July 1998, the Company entered into an amended loan agreement (“1998 Loan”) with Berg & Berg that allows the Company to borrow, prepay and re-borrow up to $10.0 million principal under a promissory note on a revolving basis. In November 2000, the 1998 Loan agreement was amended to increase the maximum amount to $15.0 million. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9.0 % at June 30, 2012). The maturity date of the 1998 Loan has been extended multiple times, most recently on July 27, 2011, at which time Berg & Berg agreed to further extend the maturity date for the loan principal and interest from September 30, 2012 to September 30, 2015. The amount charged to interest expense on the outstanding balance of the loan for each of the three month periods ending June 30, 2012 and 2011, was $0.3 million. Interest payments are currently being deferred, and are recorded as long term interest payable to stockholder on the consolidated balance sheet. The accrued interest amounts for the 1998 Loan were $17.2 million and $16.9 million as of June 30, 2012 and March 31, 2012, respectively.

All of the Company’s assets are pledged as collateral under the 2001 Loan and the 1998 Loan.

Although both the loan principal and accrued interest amounts are not due and payable until September 30, 2015 on either the 2001 or the 1998 Loans, both the 2001 and 1998 Loans have terms which state the loans will be considered in default if, among other things, the Company files a petition in bankruptcy or for reorganization or for the adoption of an arrangement under the Bankruptcy Code. The Company did file for a voluntary reorganization under the Bankruptcy Code, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, on July 12, 2012, and therefore the Company is considered in default on both the 2001 and 1998 Loan, although no demand letter or formal notification has been received from the lender as of the date of this filing.

10.          COMMITMENTS AND CONTINGENCIES:

Warranties

The Company has established a warranty reserve in relation to the sale of U-Charge® Power Systems, custom packs, and other large-format power systems. The total warranty liability was $1.1 million and $1.4 million as of June 30, 2012, and March 31, 2012, respectively.

Bankruptcy Filing; In re Valence Technology, Inc.

On July 12, 2012, the Company filed a voluntary petition in the United States Bankruptcy Court for the Western District of Texas seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 case is being administered under the caption "In re Valence Technology, Inc.," Case No. 12-11580. The Company's subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business. The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Litigation

Valence Technology, Inc. v. Phostech Lithium Inc.

On January 31, 2007, the Company filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of the Company's Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, the Company filed an amended claim alleging additional infringement of the Company's Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010. On February 17, 2011, the Canadian Court ruled in the Company's favor, finding that Phostech infringed the Company's ‘115 Patent. The Appellate Court affirmed the Trial Court Decision. On October 7, 2011, the Company received a payment from Phostech of $532,388 for attorney's fees incurred by the Company during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. This payment is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. During fiscal year 2012, the Company received an additional $336,864 from Phostech as a partial payment of damages. This payment was reflected in interest and other income in the condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. The determination of damages suffered by Valence due to the infringement is ongoing and a hearing to determine those damages has been docketed by the Canadian Court for November 2013.

Hydro-Quebec v. Valence Technology, Inc.

On February 14, 2006, Hydro-Quebec filed an action against the Company in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). The Court set a trial date for October 2012. On October 4, 2011, the Company was served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B). The case filed by Hydro-Quebec in Dallas was transferred to the United States District Court for the Western District of Texas and was incorporated into the pending Austin case. On April 6, 2012, the Court ordered the Company to file a Motion for Summary Judgment in the combined case. The Motion was filed on April 26, 2012. In June 2012, before the Motion was heard, the parties settled the two cases, without the payment of any amounts by either party.  The Court dismissed the cases at the parties' request. As a result of the settlement,  the Company has worldwide freedom to make, use, sell and have made its proprietary Lithium Iron Magnesium Phosphate (" LiFeMgPO4") products.

Other Matters

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

Pursuant to assignment agreements entered into between the Company and Berg & Berg Enterprises, LLC on July 14, 2005 and December 14, 2005, Berg & Berg purchased all of the outstanding Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock from its original holder. Pursuant to the terms of the assignment agreement, Berg & Berg agreed that the failure of the Company to redeem the preferred stock on December 15, 2005 did not constitute a default under the certificate of designations and has waived the accrual of any default interest applicable in such circumstance. In exchange, the Company has agreed (i) that the Series C-1 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on December 13, 2005, which was $1.98 per share, and (ii) that the Series C-2 Convertible Preferred Stock may be converted, at any time, into the Company’s common stock at the lower of $4.00 per share or the closing bid price of the Company’s common stock on July 13, 2005, which was $2.96 per share. Berg & Berg has agreed to allow dividends to accrue on the preferred stock. However, because the shares are redeemable in cash, it is likely that any redemption would result in the Company selling common stock at the current market price to settle such redemption. At June 30, 2012, $1.2 million in preferred stock dividends had accrued.

12.           SHARE-BASED COMPENSATION:

In October 1997, the Board of Directors adopted the 1997 Non-Officer Stock Option Plan (the “1997 Plan”). The 1997 Plan terminated on October 3, 2007, and as of June 30, 2012, a total of 8,900 shares are outstanding under this plan, and no shares were available to be granted under this plan.

In January 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). The plan terminated in January 2010, and as of June 30, 2012, a total of 2,514,235 shares are outstanding under this plan, and no shares were available to be granted under this plan.

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

In fiscal year 2012, the Compensation Committee granted 222,220 performance based restricted stock units ("RSUs") to a certain executive. This award has performance based vesting conditions, which are based on the Company obtaining certain quarterly revenue targets in order for pre-specified amounts of the stock units to vest. During the three month period ended June 30, 2012, 12,820 shares of common stock were issued to a certain executive for meeting certain minimum performance targets for this award in the fourth quarter of fiscal year 2012. Those shares were vested, but unissued, as of March 31, 2012. Per the terms of the award, those shares were transferred to the executive two business days after the filing of our annual report on Form 10-K for fiscal year 2012, on May 25, 2012. During the three month period ended June 30, 2012, certain minimum performance targets for this award were met, and 8,547 RSUs vested to a certain executive. Per the terms of the award, these shares will transfer to the executive two business days after the filing of this report on Form 10-Q. As of June 30, 2012, 8,547 RSUs remain outstanding.

In fiscal year 2012, the Compensation Committee granted stock appreciation rights ("SARs") to certain China employees. These SARs vest in equal annual installments over a five year service period, and they entitle the recipient to receive a cash settlement equal to any increase in the Company's stock price, as quoted on the NASDAQ Capital Market. As of June 30, 2012, 79,000 SARs remain outstanding.

During each of the three month periods ended June 30, 2012 and June 30, 2011, no stock options were exercised.

Share-based compensation expense included in cost of sales and operating expenses is as follows for the three month periods ended (in thousands):

	June 30,
	2012	2011
Cost of sales	$—	$13
Research and development	16	29
Sales and marketing	35	19
General and administrative	23	139
Total share-based compensation expense	$74	$200

13.           RELATED PARTY TRANSACTIONS:

During the three month period ended June 30, 2012, the Company recognized less than $0.1 million in revenue from Electric Vehicles International, Inc. ("EVI"), a customer affiliated with Carl Berg, the Company's largest shareholder and Chairman of the Board of Directors. As of June 30, 2012, EVI had an accounts receivable balance of $3.9 million. During fiscal year 2012, the Company recognized $4.1 million in revenue from EVI, and as of March 31, 2012, EVI had an accounts receivable balance of $3.8 million.

On December 22, 2011, the Company entered into an Amendment No. 4 with iStar and Carl Berg to amend the Original Loan Agreement among the Company, iStar and Mr. Berg. Amendment No. 4 extended the maturity date of the three remaining principal payments of $1 million each (due in December 2011, January 2012 and February 2012) such that $1.5 million was due on March 10, 2012 and the final $1.5 million was due on April 10, 2012. The remainder of the principal and any other outstanding obligations under the Loan were payable in full on the new maturity dates. In March 2012, a third party individual purchased the loan from iStar, and extended the maturity date to June 30, 2012. The maturity date was extended again to July 31, 2012. The full amount of unpaid principal and interest was due and payable on July 31, 2012. As discussed in Note 8, Debt, in the Notes to the Condensed Consolidated Financial Statements, the Company did not make the final scheduled principal payment on July 31, 2012, and is now considered to be in default on the loan.

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

Long-lived asset information by geographic area is as follows (in thousands) at:

	June 30, 2012	March 31, 2012
United States	$230	$256
Asia	3,402	3,645
Other	12	13
Total	$3,644	$3,914

Revenues by geographic area are as follows (in thousands) at:
	Three Months Ended June 30,
	2012	2011
United States	$8,540	$11,768
Europe	2,104	2,276
Other	330	41
Total	$10,974	$14,085

15.           SIGNIFICANT CONCENTRATIONS:

In the three month periods ended June 30, 2012 and 2011, a limited number of the Company’s customers have accounted for a significant portion of revenues as follows:

	Three Months Ended June 30,
	2012	2011
Segway, Inc.	25%	18%
Rubbermaid Medical Solutions	17	10
Howard Technology Solutions	17	10
PVI	15	**
Smith Electric Vehicles*	—	36

* Previous periods listed Tanfield PLC as a separate customer, but it is now included in Smith Electric Vehicles.
** Less than 10%

A limited number of the Company’s customers have accounted for a significant portion of accounts receivable as follows at:

	June 30, 2012	March 31, 2012
Electric Vehicles International	37%	34%
Segway, Inc.	14	23
Howard Technology Solutions	14	12
PVI	11	11

                The Company relies on a single supplier for the majority of its finished goods. At June 30, 2012 and March 31, 2012, the Company owed this supplier $3.8 million and $2.1 million, respectively, recorded in accounts payable.

The Company has significant operations in China, where all of its commercial products are manufactured.

16.           SUBSEQUENT EVENTS:

As noted in Note 2 above, on July 12, 2012, the Company filed a voluntary petition in the United States Bankruptcy Court for the Western District of Texas seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 case is being administered under the caption "In re Valence Technology, Inc.," Case No. 12-11580. The Company’s subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business. The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

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

You are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in such forward looking statements in this Report. Factors that could cause our actual results to differ materially from our forward looking statements include those discussed under “Risk Factors,” which include, but are not limited to, the following:

•	the risks related to our Bankruptcy Filing and the outcome of the bankruptcy process;
•	our ability to obtain sufficient DIP Financing and exit financing to continue to pursue our business plan;
•	our ability to develop and market products that compete effectively in targeted market segments;
•	market acceptance of our current and future products;
•	our ability to meet customer demand;
•	our ability to perform our obligations under our loan agreements;
•	a loss of one of our key customers, or a reduction in orders from such customers;
•	our ability to implement our long-term business strategy that will be profitable and/or generate sufficient cash flow;
•	the ability of our vendors to provide conforming materials for our products on a timely basis;
•	the loss of any of our key executive officers;
•	our ability to manage our foreign manufacturing and development operations;
•	international business risks;
•	our ability to attract skilled personnel;
•	our ability to protect and enforce our current and future intellectual property; and
•	future economic, business and regulatory conditions.

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

The following discussion should be read in conjunction with our financial statements and related notes, which are a part of this Report. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances that arise after the date hereof. The results for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2013 or any other period.

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

Bankruptcy Related Matters; Going Concern

                On July 12, 2012 (the “Petition Date”), we filed a voluntary petition (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 ("Chapter 11") of Title 11 of the United States Code ("Bankruptcy Code"). The Chapter 11 case is being administered under the caption "In re Valence Technology, Inc.," Case No. 12-11580 (the "Chapter 11 Case"). Our foreign subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business. We remain in possession of our assets and continue to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As a result of the Bankruptcy Filing, the satisfaction of our liabilities and funding of our ongoing operations are subject to substantial uncertainty. In general, as a debtor-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. On July 27, 2012, we filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, our assets and liabilities, subject to the assumptions filed in connection therewith. All of the schedules and statements are subject to further amendment or modification.

We incurred net losses of $12.9 million, $12.9 million and $23.2 million for the fiscal years ended March 31, 2012, 2011 and, 2010, respectively, and a net loss of $3.8 million for the three months ended June 30, 2012, and had a stockholders’ deficit of $63.4 million as of June 30, 2012. The Bankruptcy Filing is intended to bolster our liquidity in the U.S. and abroad and enable us to focus on our core lithium phosphate markets. We are currently negotiating a debtor-in-possession credit facility (the “DIP Financing”) and, if we are successful in securing DIP Financing, such financing would be used to enhance liquidity and working capital and will be subject to Bankruptcy Court approval and other conditions.  We are also developing a strategic plan for the ongoing operation of our business. Successful implementation of such plan, however, is subject to numerous risks and uncertainties which raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements in this Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to obtain required DIP Financing and comply with the financial and other covenants related to such financing, the Bankruptcy Court’s approval of the DIP Financing and our reorganization plan and our ability to successfully implement our plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to the restrictions related to the DIP Financing), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

Matters Related to the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the Bankruptcy Filing automatically stayed most actions against us, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of our debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to being restructured under a reorganization plan. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. We, operating as a debtor-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the treatment, amounts and classifications in our condensed consolidated financial statements.

Subsequent to the Petition Date, we received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations. These obligations related to certain employee wages, salaries and benefits. We have requested Bankruptcy Court approval to retain legal and financial professionals to advise us in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.

The U.S. Trustee for the Western District of Texas may appoint an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives would have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting us. There can be no assurance that the UCC, if one is appointed, would support our positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once the disclosure statement relating to the reorganization plan is submitted to and approved by the Bankruptcy Court.

Reorganization Plan

In order for us to emerge successfully from Chapter 11, we must obtain DIP Financing (which requires Bankruptcy Court approval) and the Bankruptcy Court’s approval of a disclosure statement and a reorganization plan to enable us to transition from Chapter 11 into a successfully reorganized company. The reorganization plan would be subject to creditors' vote and class approval. We have not yet submitted a disclosure statement and a reorganization plan.  In connection with our reorganization plan, we will likely require “exit financing.” Our ability to obtain DIP Financing, approval of our reorganization plan and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed. Although our goal is to obtain DIP Financing and file a plan of reorganization, we may determine that it is in our best interests to seek Bankruptcy Court approval of a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement.

We intend to propose a reorganization plan within the time that the Bankruptcy Code gives the Company the exclusive right to file a reorganization plan, as the same may be extended with approval of the Bankruptcy Court. We presently expect that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims by our creditors and treatment of our existing equity and debt holders. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with our creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that we will be able to secure approval for our proposed reorganization plan from the Bankruptcy Court or that our proposed plan will be accepted by the lenders which provide the DIP Financing.

Markets

We are shipping commercial lithium phosphate energy storage solutions into the four key market sectors that we believe will benefit most from our performance, long life and safety advantages:

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

Back-Up Power
Our U-Charge® family of systems is well suited to replace lead acid in back-up power applications. The long-life, safety and performance of our products are not only offer significant advantages to lead acid solutions but our products also offer lower cost over the lifetime application the product. In addition, our U-Charge® systems do not require maintenance which is a significant savings for our customers.

Industrial/Medical
The Industrial/Medical market sector includes applications where the majority of the battery’s energy is used in cleaning and lifting, powering or handling goods or materials, rather than propelling the application. These applications include floor cleaners, forklifts, medical carts, defibrillators, wheelchairs, robotics and other industrial tools.

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

•
Manufacture high-quality, cost-competitive products using a combination of owned facilities and contract manufacturing facilities. Our products are manufactured in China, using both internal and contract manufacturing resources. Our company-owned China facility includes two plants: one manufactures our advanced lithium iron magnesium phosphate materials with our patented carbon-thermal reduction process, and the second manufactures our advanced standard large-format packs such as U-Charge® and custom packs for customers such as Segway Inc. (“Segway”) and Electric Vehicles International (" EVI ") which supply electric delivery vans to United Parcel Service and others. We have arrangements with contract manufacturers for cylindrical cell production. We believe this manufacturing strategy will allow us to directly control our intellectual property and operations management as well as deliver high-quality products that meet the needs of a broad range of customers and applications.

Our business strategy is being implemented in phases. We have moved beyond Phase 1 and are now in Phase 2:

•
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

•
Phase 2: We are now developing key customers in our target motive, back-up power, industrial/medical and marine markets that have experienced first-hand the superior performance, reliability and lower cost of our energy storage systems.

We believe our commercial strategy will allow us to enter into emerging market applications through the sales of Valence products based on our differentiated technology, design and application engineering capabilities, global fulfillment services and our proven lower cost, high volume manufacturing. Further, we believe Valence is well positioned to form commercial joint ventures and license our technology to key component and material manufacturers and end-product manufacturers that produce commercial vehicles and other advanced energy devices.

We believe our strategy will allow us to differentiate ourselves from our competitors due to the following:

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S.”). The preparation of our financial statements requires us to make estimates and assumptions that affect reported amounts. We believe our most critical accounting policies and estimates relate to revenue recognition, impairment of long-lived assets, inventory valuation adjustments, inventory overhead absorption, warranty liabilities, and share-based compensation expense. Except for the discussion below regarding reorganization accounting and recent accounting pronouncements, there have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation, Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Reorganization Accounting

Accounting Standards Codification 852, “Reorganizations” ("ASC 852") is applicable to entities operating under Chapter 11 of the Bankruptcy Code. ASC 852 generally does not affect the application of U.S. GAAP that we follow to prepare the condensed consolidated financial statements, but it does require specific disclosures for transactions and events that are directly related to the Chapter 11 proceedings and transactions and events that result from our ongoing operations.

We will apply ASC 852 in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 filing and distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 filing are recorded in reorganization items, net in the condensed consolidated statement of operations and comprehensive loss. In addition, pre-petition obligations that may be impacted by the Chapter 11 reorganization process will be classified on the condensed consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. Liabilities subject to compromise in the Chapter 11 Bankruptcy Filing will be distinguished from liabilities of our subsidiaries, which are not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business.

Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-05 effective for the interim period ending June 30, 2012 and its adoption did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 effective for the interim period ending June 30, 2012 and its adoption did not have a material impact on our condensed consolidated financial statements.

We have implemented all new accounting pronouncements that are in effect and that may impact the condensed consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the condensed consolidated financial position or results of operations.

Results of Operations

The following table summarizes the results of our operations for the three months (also referred to as the first quarter) ended June 30, 2012 and June 30, 2011 (in thousands):

	Three Months Ended June 30,
	2012		2011
	Total	% of Revenue	Total	% of Revenue
Revenue	$10,974	100%	$14,085	100%
Gross margin	1,715	16%	2,849	20%
Operating expenses	4,661	42%	5,098	36%
Operating loss	(2,946)	(27)%	(2,249)	(16)%
Net loss	(3,795)	(35)%	(3,091)	(22)%

Revenues and Gross Margin

Revenues. Revenue totaled $11.0 million and $14.1 million for the three month periods ended June 30, 2012 and June 30, 2011, respectively, a $3.1 million decrease. The decrease in revenues in the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011 was primarily due to decreased sales to Smith Electric Vehicles ("Smith"). Revenue for Smith was zero and $5.1 million in the three month periods ended June 30, 2012 and 2011, respectively. The decrease in revenue in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 was partially offset by increases in sales to Enovate IT ("Enovate") and PVI. Revenues for Enovate and PVI were $1.0 million, and $1.6 million, respectively, in the three month period ended June 30, 2012, compared to zero and $0.8 million, respectively, in the three month period ended June 30, 2011.

Sales to Segway accounted for 25% of our total product sales for the three month period ended June 30, 2012 and 18% of our total product sales for the three month period ended June 30, 2011. Sales to Rubbermaid accounted for 17% of our total product sales for the three month period ended June 30, 2012, and 10% of our total product sales for the three month period ended June 30, 2011. Sales to Howard accounted for 17% of our total product sales for the three month period ended June 30, 2012, and 10% of our total product sales for the three month period ended June 30, 2011. Sales to PVI accounted for 15% of our total product sales for the three month period ended June 30, 2012, and less than 10% of our total product sales for the three month period ended June 30, 2011. Sales to Smith accounted for zero percent of our total product sales for the three month period ended June 30, 2012, and 36% of our total product sales for the three month period ended June 30, 2011. Our large-format battery system sales represented 75% our total revenue for the three month period ended June 30, 2012, and 82% of our total revenue for the three month period ended June 30, 2011.

Gross Margin. Gross margin was $1.7 million in the three month period ended June 30, 2012, compared to $2.8 million in the three month period ended June 30, 2011, a $1.1 million decrease. Gross margin as a percentage of revenue was 16% for the three month period ended June 30, 2012, compared to 20% for the three month period ended June 30, 2011. During the three month period ended June 30, 2012, gross margin in dollars and as a percentage of revenue decreased, compared to the three month period ended June 30, 2011, mainly due to the decrease in revenue in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 and due to the decreased manufacturing efficiencies and decreased absorption of fixed overhead associated with our production facility in China in the current period. We expect our cost of sales, as a percentage of sales, to be higher in the remainder of fiscal year 2013, compared to fiscal year 2012, due to increased pricing pressure, which we expect to negatively impact our gross margins as we compete for additional business and attempt to continue to keep the existing business we have from our current customers. We did not experience any material effect of inflation on our gross margin or operating expense in the two most recent fiscal years.

Operating Expenses

The following table summarizes operating expenses for the three months ended June 30, 2012 and June 30, 2011 (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	Increase/ (Decrease)	% Change
Research and product development	$550	$684	$(134)	(20)%
Sales and marketing	692	889	(197)	(22)%
General and administrative	3,410	3,525	(115)	(3)%
Asset impairment charge	9	—	9	100%
Total operating expenses	$4,661	$5,098	$(437)	(9)%
Percentage of revenues	42%	36%

During the three month period ended June 30, 2012, total operating expenses were 42% of revenue, compared to 36% of revenue during the three month period ended June 30, 2011. The percentage of revenue increase for operating expenses in the three months ended June 30, 2012, compared to June 30, 2011 is primarily the result of the decreased revenue in the current period. The dollar decrease in operating expenses in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 is primarily the result of reduced salary and wages costs and reduced travel costs.

Research and Product Development. Research and product development expenses consist primarily of personnel, equipment, and materials to support our efforts to develop battery chemistry and products, as well as to improve our manufacturing processes. Research and product development expenses were $0.6 million for the three month period ended June 30, 2012, and $0.7 million for the three month period ended June 30, 2011. Research and product development expenses decreased by $0.1 million in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 primarily due to reduced salary and wages costs and reduced travel costs. Less than $0.1 million of share-based compensation was allocated to research and development expenses during each of the three months ended June 30, 2012 and 2011. We expect research and development expenses to remain relatively steady as we create and develop new products.

Sales and marketing. Sales and marketing expenses consist primarily of costs related to sales and marketing personnel, public relations and promotional materials. Sales and marketing expenses were $0.7 million for the three month period ended June 30, 2012 and $0.9 million for the three month period ended June 30, 2011. Sales and marketing expenses decreased by $0.2 million in the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 primarily due to reduced salary and wages costs and reduced travel costs. During each of the three month periods ended June 30, 2012 and 2011, less than $0.1 million of share-based compensation was allocated to sales and marketing. We expect sales and marketing expenses could increase moderately as we focus on growing our revenue during the remainder of fiscal year 2013.

General and Administrative. General and administrative expenses consist primarily of wage and salary expenses, share based compensation expense, and other related costs for finance, human resources, facilities, information technology, legal, audit, insurance and corporate-related expenses. General and administrative expenses were $3.4 million for the three month period ended June 30, 2012 and $3.5 million for the three month period ended June 30, 2011. Share-based compensation expense allocated to general and administrative expenses was less than $0.1 million and approximately $0.1 million in the three month periods ended June 30, 2012 and 2011, respectively. We expect general and administrative expenses to remain relatively consistent for the remainder of fiscal year 2013, with the exception of our bankruptcy expenses, which we expect to increase as our bankruptcy proceedings continue.

Liquidity and Capital Resources

Liquidity

At June 30, 2012, our principal sources of liquidity were cash and cash equivalents of $3.9 million. We do not expect that our cash and cash equivalents will be sufficient to fund our operating and capital needs for the next three months following June 30, 2012. We must be able to secure the DIP Financing to meet our short-term liquidity requirements and exit financing to meet our longer term liquidity needs.

Our cash requirements may vary materially from those now planned because of the Bankruptcy Filing, our failure to achieve expected revenues, changes in OEM relationships, market conditions, the failure to timely realize our product development goals, and other adverse developments. These events could have a negative effect on our available liquidity sources.

We filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, which Registration Statement was declared effective on January 21, 2011 (the “Registration Statement”). Pursuant to the Registration Statement, we may sell debt or equity securities described in the accompanying prospectus in one or more offerings up to a total public offering price of $50.0 million.

On February 22, 2008, we entered into an At Market Agreement with Wm. Smith & Co., as sales agent (the “Sales Agent”), which has been amended several times, most recently on June 17, 2011, pursuant to Amendment No. 4 to At Market Agreement (the “Amendment”), under which we may issue and sell up to 30,000,000 shares of common stock in a series of transactions over time as we may direct through the Sales Agent. Unless we and the Sales Agent agree to a lesser amount with respect to certain persons or classes of persons, the compensation to the Sales Agent for sales of common stock sold pursuant to the At Market Agreement will be 6.0% of the gross proceeds of the sales price per share. We have sold no shares under this agreement since the first quarter of fiscal year 2012. As of June 30, 2012, we had sold a total of 24.6 million shares under this arrangement for aggregate gross proceeds of $42.2 million. As of June 30, 2012, 5.4 million shares of common stock remain available for issuance and sale under the At Market Agreement. The At Market Agreement will terminate upon the sale of all shares authorized for sale thereunder, unless earlier terminated by one or both parties as permitted thereunder. As a result of the Bankruptcy Filing, we do not expect to sell any more shares under the Registration Statement or the At Market Agreement with the Sales Agent.

At June 30, 2012, the redemption obligation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock, all of which is currently held by Berg & Berg, is $8.6 million, plus accrued dividends, which as of June 30, 2012 totaled approximately $1.2 million. The preferred shares are currently subject to redemption or conversion at the holder’s discretion. We do not have sufficient resources to effect this redemption; however, Berg & Berg has agreed that our failure to redeem the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock does not constitute a default under the certificate of designations for either the Series C-1 Convertible Preferred Stock or the Series C-2 Convertible Preferred Stock and has waived the accrual of any default interest applicable. Berg & Berg also has agreed to defer the payment of dividends on the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock. According to our agreement with Berg & Berg, dividends will continue to accrue (without interest) on the Series C-1 Convertible Preferred Stock and the Series C-2 Convertible Preferred Stock according to the terms of the applicable certificates of designation; and such dividends are not payable until such time as the parties mutually agree, or upon redemption or conversion in accordance with the terms of the applicable certificates of designation. We have no present intention to pay dividends on this preferred stock, including the accrued dividends. The Series C-1 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $1.98, the closing price of the common stock on December 13, 2005. The Series C-2 Convertible Preferred Stock may be converted, at any time, into shares of our common stock at the lower of $4.00 or the closing price of our common stock on the conversion date, provided the conversion price can be no lower than $2.96, the closing bid price of our common stock on July 13, 2005. However, because the shares are redeemable in cash, it is likely that any redemption would result in us selling common stock at the current market price to settle such redemption.

As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements, included in our audited March 31, 2012 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

The following table summarizes our statement of cash flows for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
Net cash flows provided by (used in):
Operating activities	$2,482	$(2,324)
Investing activities	(28)	(347)
Financing activities	—	11,312
Effect of foreign exchange rates	(5)	26
Net increase in cash and cash equivalents	$2,449	$8,667

We obtained cash from operations during the three month period ended June 30, 2012 totaling $2.5 million, compared to a use of cash for operations of $2.3 million for the three months ended June 30, 2011. Cash obtained from operations during the three month period ended June 30, 2012 was primarily the result of cash obtained from an increase in accounts payable and accrued expenses, and a decrease in accounts receivable. Cash used in operations in the three month period ended June 30, 2011 was primarily the result of an increase in inventory and a decrease in accounts receivable.

In the three month periods ended June 30, 2012 and June 30, 2011, we used less than $0.1 million and $0.3 million, respectively, for investing activities. The cash used by investing activities was primarily for the acquisition of capital equipment for our China facilities.

We obtained cash from financing activities in the amounts of zero and $11.3 million during the three month periods ended June 30, 2012 and 2011, respectively. During the three month period ended June 30, 2011, we obtained $2.0 million in cash from Carl Berg, an affiliate, in exchange for a promissory note which was subsequently surrendered in exchange for shares of common stock during August 2011. During the three month period ended June 30, 2011, we sold approximately 11.1 million shares of our common stock with proceeds net of commissions totaling $12.3 million under the At Market Agreement. We used $3.0 million during the three month period ended June 30, 2011 to make scheduled principal payments on our outstanding loan from iStar.

Capital Commitments and Debt

            At June 30, 2012, we had no significant commitments for capital expenditures for the next 12 months.

Our cash obligations for short-term and long-term debt principal and interest, gross of unaccreted discount, consisted of the following (in thousands):

June 30, 2012
Short-term debt	3,000
Long-term debt to stockholder	34,950
Short-term interest payable	60
Long term interest payable to stockholder	34,062
Total	$72,072

Repayment obligations of short-term and long-term debt principal, by fiscal year, as of June 30, 2012 are (in thousands):

	Fiscal Year
	2013	2014	2015	2016	2017 and thereafter	Total
Short-term principal repayment	$3,000	—	—	—	—	$3,000
Long-term principal repayment	$—	$—	$—	$34,950	$—	$34,950

We have and will continue to have a significant amount of indebtedness and other obligations. As of June 30, 2012, we had approximately $72.1 million of total consolidated indebtedness, including accrued interest. Included in this amount are $35.0 million of loans outstanding to an affiliate of Carl Berg, $34.1 million of accumulated interest associated with those loans and $3.1 million of principal and interest outstanding with a third party. The $3.0 million principal balance was previously held by iStar, a third party finance company. In March 2012, the loan was transferred to a third party individual, and on June 29, 2012, that individual extended the maturity date of the remaining principal balance of $3.0 million to July 31, 2012.

The terms of the certificates of designation for our Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock initially provided that the deadline for redemption was December 15, 2005. Pursuant to assignment agreements entered into between the Company and Berg & Berg, Berg & Berg waived the requirement that the Series C-1 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock be redeemed on this date. There currently are no redemption deadlines. As set forth above, although dividends are not due, they are continuing to accrue, and were approximately $1.2 million as of June 30, 2012.

   Inflation

Historically, our operations have not been materially affected by inflation. However, our operations may be affected by inflation in the future.

Tabular Disclosure of Contractual Obligations

The following table sets forth, as of June 30, 2012, our scheduled principal, interest and other contractual annual cash obligations due for each of the periods indicated below (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations:
Short-term debt, net of discount	$3,000	$3,000	$—	$—	$—
Current portion of interest payable on short-term debt	60	60	—	—	—
Long-term debt to stockholder, net of discount	34,913	—	—	34,913	—
Long-term interest payable to stockholder	34,062	—	—	34,062	—
Operating lease obligations	1,050	702	348	—	—
Purchase obligations	12,393	12,393	—	—	—
Total	$85,478	$16,155	$348	$68,975	$—

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. We are exposed to financial market risks, including changes in foreign currency exchange rates.

As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. A significant number of our employees are located in Asia. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in the Chinese RMB. Additionally, we purchase materials and components from suppliers in Asia. While we pay many of these suppliers in U.S. dollars, their costs are typically based upon the local currency of the country in which they operate. The majority of our revenues are received in U.S. dollars

As a consequence, our gross profit, operating results, profitability and cash flows are adversely affected when the dollar depreciates relative to other foreign currencies. We have a particularly significant currency rate exposure to changes in the exchange rate between the RMB and the U.S. dollar. For example, to the extent that we need to convert U.S. dollars for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the amount we receive from the conversion.

We believe that a 10% change in foreign currency exchange rates would not have a material effect on our financial statements.

We have not used any forward contracts, currency borrowings or derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

Interest Rate Risk. We are exposed to financial market risks, including changes in interest rates.

Our exposure to interest rate risk primarily relates to a $20.0 million loan agreement (with a $3.0 million principal balance as of June 30, 2012) we entered into on July 13, 2005, with iStar, (the loan was transferred from iStar to a third party individual effective March 2012), with an adjustable interest rate equal to the greater of 6.75% or the sum of the LIBOR rate plus 4.0% (LIBOR was less than 1% at June 30, 2012). In addition, we have a loan payable to Berg & Berg, a company whose managing director is Carl E. Berg, our largest stockholder and Chairman of our Board of Directors. The loan is dated July 1998 (the "1998 Loan"), and is payable on September 30, 2015. The 1998 Loan bears interest at one percent over lender’s borrowing rate (approximately 9 % at June 30, 2012). Berg & Berg has never changed the interest rate on the 1998 Loan since the loan was made.

We believe that a 10% change in interest rates would not have a material effect on our financial statements.

The following table presents the principal cash flows by year of maturity for our total debt obligations held at June 30, 2012 (in thousands):

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2012 were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2012.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Bankruptcy Filing; In re Valence Technology, Inc.

On July 12, 2012, we filed a voluntary petition in the United States Bankruptcy Court for the Western District of Texas seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. The Chapter 11 case is being administered under the caption "In re Valence Technology, Inc.," Case No. 12-11580. Our subsidiaries were not part of the Bankruptcy Filing and will continue to operate in the ordinary course of business. We remain in possession of our assets and continue to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Valence Technology, Inc. v. Phostech Lithium Inc.

On January 31, 2007, we filed a claim against Phostech Lithium Inc. in the Federal Court in Canada (Valence Technology, Inc. v. Phostech Lithium Inc. Court File No. T-219-07) alleging infringement of our Canadian Patent 2,395,115 (‘115 Patent). Subsequently, on April 2, 2007, we filed an amended claim alleging additional infringement of our Canadian Patents 2,483,918 (‘918 Patent) and 2,466,366 (‘366 Patent). The trial took place in September 2010 and ended on October 1, 2010. On February 17, 2011, the Canadian Court ruled in our favor, finding that Phostech infringed our ‘115 Patent. The Appellate Court affirmed the Trial Court Decision. On October 7, 2011, we received a payment from Phostech of $532,388 for attorney's fees incurred by us during the litigation with Phostech, as determined by the Trial Court order dated September 7, 2011. This payment is reflected as a reduction of general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. During fiscal year 2012, we received an additional $336,864 from Phostech as a partial payment of damages. This payment was reflected in interest and other income in the condensed consolidated statement of operations and comprehensive loss during fiscal year 2012. The determination of damages suffered by Valence due to the infringement is ongoing and a hearing to determine those damages has been docketed by the Canadian Court for November 2013.

Hydro-Quebec v. Valence Technology, Inc.

On February 14, 2006, Hydro-Quebec filed an action against us in the United States District Court for the Western District of Texas (Hydro-Quebec v. Valence Technology, Civil Action No. A06CA111). The Court set a trial date for October 2012. On October 4, 2011, we were served with a complaint filed by Hydro-Quebec in the United States District Court for the Northern District of Texas (Hydro-Quebec v. A123 Systems, Inc., Valence Technology, Inc., Segway, Inc., and Texas Seg LLC., Civil Action No. 3:11-CV-1217 B). The case filed by Hydro-Quebec in Dallas was transferred to the United States District Court for the Western District of Texas and was incorporated into the pending Austin case. On April 6, 2012, the Court ordered us to file a Motion for Summary Judgment in the combined case. The Motion was filed on April 26, 2012. In June 2012, before the Motion was heard, the parties settled the two cases without the payment of any amounts by either party. The Court dismissed the cases at the parties' request. As a result of the settlement, we have worldwide freedom to make, use, sell and have made our proprietary Lithium Iron Magnesium Phosphate (" LiFeMgPO4")  products.

Other Matters

We are subject, from time to time, to various claims and litigation in the normal course of business. In our opinion, all pending legal matters will not have a material adverse impact on our consolidated financial statements. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of any such legal matters.

ITEM 1A.       RISK FACTORS

In addition to the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on May 23, 2012, the following additional and/or updated risk factors are applicable:

Our Recently Filed Bankruptcy Proceedings Expose us to Significant Risks and Uncertainties and our Common Stock may have Very Little or No Value.

As a result of our Bankruptcy Filing, our operations, business and financial condition are subject to a number of risks and uncertainties which could materially and adversely impact our intent that the Bankruptcy Filing would bolster our liquidity in the U.S. and abroad and enable us to focus on our core lithium phosphate markets. We are currently negotiating a debtor-in-possession credit facility (the “DIP Financing”) and, if we are successful in securing DIP Financing, such financing would be used to enhance liquidity and working capital and will be subject to Bankruptcy Court approval and other conditions.  However, our ability to continue as a going concern is contingent upon our ability to obtain required DIP Financing and comply with the financial and other covenants related to such financing, the Bankruptcy Court’s approval of the DIP Financing and our reorganization plan and our ability to successfully implement our plan and obtain exit financing, among other factors.  As part of the bankruptcy process, the U.S. Trustee for the Western District of Texas may appoint an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives would have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting us. There can be no assurance that the UCC, if one is appointed, would support our positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once the disclosure statement relating to the reorganization plan is submitted to and approved by the Bankruptcy Court.

In order for us to emerge successfully from Chapter 11, we must obtain DIP Financing (which requires Bankruptcy Court approval) and the Bankruptcy Court’s approval of a disclosure statement and a reorganization plan to enable us to transition from Chapter 11 into a successfully reorganized company. In connection with our reorganization plan, we will require “exit financing.” Our ability to obtain DIP Financing, approval of our reorganization plan and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed. Although our goal is to obtain DIP Financing and exit financing and to file a plan of reorganization, we may determine that it is in our best interests to seek Bankruptcy Court approval of a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement.

We intend to propose a reorganization plan  within the time that the Bankruptcy Code gives the Company the exclusive right to file a reorganization plan, as the same may be extended with approval of the Bankruptcy Court. We presently expect that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims by our creditors and treatment of our existing equity and debt holders. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with our creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that we will be able to secure approval for our proposed reorganization plan from the Bankruptcy Court or that our proposed plan will be accepted by the lenders which provide the DIP Financing.

In connection with the bankruptcy process, no assurance can be given as to the value, if any, that may be ascribed to our various pre-petition liabilities or our common stock. We cannot predict what the ultimate value of our common stock may be or whether the holders of our common stock will receive any distribution in our reorganization; however, it is likely that our common stock will have very little or no value given the amount of our liabilities compared to our assets.

Our Ability to Successfully Emerge from Bankruptcy is Subject to a Number of Significant Risks and Uncertainties Including our Ability to Maintain our Relationships with our Customers, Vendors and Employees.

Our business is subject to a number of risks and uncertainties associated with our bankruptcy filing which may have a material adverse effect on our liquidity, results of operations, brand or business prospects. We cannot assure you of the outcome of our bankruptcy process. Such risks and uncertainties include the following:

•	our ability to secure required DIP Financing and exit financing and to continue as a going concern;

•
our ability to maintain our relationships with key suppliers, including Tianjin Lishen Battery Joint-Stock Co., Ltd., which relationships have likely been adversely impacted by our Bankruptcy Filing and lack of financial resources;

•	our ability to maintain our relationships with key customers which may be less likely to continue to do business with us due to our Bankruptcy Filing and lack of financial resources;

•	the outcome of pre-petition claims against us including claims by key suppliers and other trade creditors;

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 case and the outcomes of Bankruptcy Court rulings of the case in general;

•	the length of time we operate under Chapter 11 and our ability to successfully emerge from bankruptcy;

•	our ability to develop and consummate a plan of reorganization with respect to the Chapter 11 case;

•	our ability to obtain Bankruptcy Court and creditor approval of our reorganization plan;

•	our ability to maintain sufficient liquidity through the bankruptcy process;

•	our ability to retain our key employees who may choose to seek other opportunities due to the uncertainties surrounding our bankruptcy and our lack of financial resources; and

•	increased costs related to the Bankruptcy Filing.

As a result of the foregoing risks and uncertainties, our business, financial condition and operating results may be materially and  adversely impacted and our equity may have very little or no value.

Our Common Stock has been Delisted from the Nasdaq Capital Market and is Currently Traded on the OTCQB which Requires that We Remain Registered With the SEC and File Reports with the SEC.

By letter dated July 12, 2012, NASDAQ notified us that the listing of our common stock would be suspended prior to the market open on July 16, 2012. As a result of the Bankruptcy Filing, trading in our stock was halted before the open of trading on July 12, 2012. On July 16, 2012, our common stock began trading under the "VLNCQ" symbol on the OTCQB Marketplace which is operated by the OTC Markets Group Inc. and is a market tier for OTC traded companies that are registered and reporting with the SEC. In the event that we cease to be registered under applicable SEC rules or cease filing reports with the SEC, our stock would no longer be eligible for trading on the OTCQB Marketplace. There can be no assurance that we will remain registered with the SEC or continue to file reports with the SEC due to lack of available funding or necessary personnel, rulings by the Bankruptcy Court or other reasons.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The information required by this item is incorporated by reference to the report on Form 8-K filed with the SEC on July 13, 2012.

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

10.21	Amendment to Loan Agreements with Berg & Berg Enterprises, LLC dated October 21, 2004 (Amendment No. 2 to October 5, 2001 Loan Agreement and Amendment No. 10 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 3, 2004, filed with the Securities and Exchange Commission on November 5, 2004.

10.22	Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 1, 2005 (Amendment No. 3 to October 5, 2001 Loan Agreement and Amendment No. 11 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 1, 2005, filed with the Securities and Exchange Commission on July 6, 2005.

10.23	Loan Agreement dated July 13, 2005, by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

Number		Description of Exhibit	Method of Filing

10.24		Registration Rights Agreement dated July 13, 2005 by and between the Registrant and SFT I, Inc.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.25		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated July 13, 2005 (Amendment No. 4 to October 5, 2001 Loan Agreement and Amendment No. 12 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.26		Assignment Agreement, dated July 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated July 13, 2005, filed with the Securities and Exchange Commission on July 15, 2005.

10.27		Assignment Agreement, dated December 14, 2005, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated December 14, 2005, filed with the Securities and Exchange Commission on December 16, 2005.

10.28		Letter Agreement, effective March 13, 2007, by and between the Registrant and Robert L. Kanode	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated March 13, 2007, filed with the Securities and Exchange Commission on March 14, 2007.

10.29	* +	FY 2011 Incentive Compensation and Stock Option Incentive Awards (Robert L. Kanode)
Incorporated by reference to the exhibit so described in the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on July 30, 2012.

10.30		Supply Agreement dated February 6, 2008 by and between The Tanfield Group PLC and Valence Technology, Inc (portions of this contract have been omitted pursuant to a request for confidential treatment)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 6, 2008, filed with the Securities and Exchange Commission on February 12, 2008.

10.31		At Market Issuance Sales Agreement, dated February 22, 2008, by and between the Registrant and Wm Smith & Co.	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated February 22, 2008, filed with the Securities and Exchange Commission on February 22, 2008.

10.32		Amendment to Loan Agreements with Berg and Berg Enterprises, LLC dated June 12, 2008 (Amendment No. 5 to October 5, 2001 Loan Agreement and Amendment No. 13 to 1990 Baccarat Loan Agreement)	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated June 12, 2008, filed with the Securities and Exchange Commission on June 16, 2008.

10.33		Employment Letter Agreement dated October 30, 2008, by and between Valence Technology Inc., and Koon Cheng Lim	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated November 4, 2008, filed with the Securities and Exchange Commission on November 4, 2008.

10.34	*	2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated May 6, 2009, filed with the Securities and Exchange Commission on May 6, 2009.

10.35	*	Notice of Grant of Stock Option and Stock Option Agreement under 2009 Equity Incentive Plan
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

10.55		Letter Agreement, dated January 13, 2012, by and between the Registrant and Berg & Berg Enterprises, LLC	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated January 13, 2012, filed with the Securities and Exchange Commission on January 18, 2012.

10.56	*	Performance Based Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 15, 2011, filed with the Securities and Exchange Commission on September 21, 2011.

10.57	*	Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan	Incorporated by reference to the exhibit so described in the Registrant’s Current Report on Form 8-K, dated September 15, 2011, filed with the Securities and Exchange Commission on September 21, 2011.

Number		Description of Exhibit	Method of Filing

31.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification of Robert L. Kanode, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2		Certification of Donald E. Gottschalk, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	**	XBRL Instance	Furnished herewith.

101.SCH	**	XBRL Taxonomy Extension Schema	Furnished herewith.

101.CAL	**	XBRL Taxonomy Extension Calculation	Furnished herewith.

101.DEF	**	XBRL Taxonomy Extension Definition	Furnished herewith.

101.LAB	**	XBRL Taxonomy Extension Labels	Furnished herewith.

101.PRE	**	XBRL Taxonomy Extension Presentation	Furnished herewith.

*     Compensation plans or arrangements in which directors or executive officers are eligible to participate.
**   XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+     Confidential treatment was granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act.  In accordance with Rule 24b-2, these confidential portions were omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENCE TECHNOLOGY, INC.

Date: August 9, 2012	By:	/s/ Robert L. Kanode
Robert L. Kanode Chief Executive Officer

Date: August 9, 2012	By:	/s/ Donald E. Gottschalk
Donald E. Gottschalk Acting Chief Financial Officer